Form 10-Q
period 2014-06-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2014-08-21
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 333-194280
_______________________________________________
Griffin Capital Essential Asset REIT II, Inc.
(Exact name of Registrant as specified in its charter)
________________________________________________

Maryland	46-4654479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Griffin Capital Plaza
1520 Grand Ave
El Segundo, California 90245
(Address of principal executive offices)

(310) 469-6100
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 21, 2014, there were 100 shares of common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

See the risk factors identified in the “Risk Factors” section of our Form S-11 Registration Statement (SEC Registration No. 333-194280), as amended and filed with the SEC (our "registration statement"), for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2014	February 11, 2014
ASSETS
Cash and cash equivalents	$201,000	$201,000
Total assets	$201,000	$201,000
LIABILITIES AND EQUITY
Liabilities:	$—	$—
Commitments and contingencies (Note 6)
Stockholder's equity:
Common stock, $0.001 par value, 30,000 shares authorized; 100 shares issued and outstanding as of June 30, 2014 and February 11, 2014	1	1
Additional paid-in capital	999	999
Total stockholder's equity	$1,000	$1,000
Noncontrolling interests	200,000	200,000
Total equity	$201,000	$201,000
Total liabilities and equity	$201,000	$201,000

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

1.    Organization

Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust (“REIT”). The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expects to use a substantial amount of the net proceeds from its initial public offering to invest in these properties. The Company’s year end is December 31.

Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s initial public offering. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to principally engage in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman, is the sole shareholder of Griffin Capital Corporation.

Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. The sole member of the Advisor is a holding company that is wholly-owned by the Sponsor. The Advisor will be responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014. The officers of the Advisor are also officers of the Sponsor.

The Company’s Articles of Incorporation authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement authorize 700,000,000 shares of common stock with a par value of $0.001 (350,000,000 Class A shares and 350,000,000 Class T shares) and 200,000,000 shares of preferred stock with a par value of $0.001. The Company is offering a minimum of $2,000,000 and a maximum of $2,000,000,000 of common shares (consisting of $1,000,000,000 in Class A shares at an initial share price of $10.00 per share and $1,000,000,000 in Class T shares at an initial share price of $9.4241 per share) for sale to the public (the “Primary Offering”) and $200,000,000 of common shares for sale pursuant to the distribution reinvestment plan (consisting of $100,000,000 in Class A shares at an initial price of $9.50 per share and $100,000,000 in Class T shares at an initial share price of $8.9529 per share) (collectively, the “Offering”). The share classes have differing sales commissions that will be payable to the Dealer Manager. The Dealer Manager will earn a commission of 7.0% of gross proceeds from Class A shares sold in the Primary Offering, and 1.5% of gross proceeds from Class T shares sold in the Primary Offering. In addition, the Dealer Manager will be entitled to an ongoing stockholder servicing fee with respect to Class T shares sold in the Primary Offering. The stockholder servicing fee will accrue daily in an amount equal to 1/365th of 1% of the purchase price per share of Class T shares sold in the Primary Offering and will be paid monthly. The Company will cease paying the stockholder servicing fee on any Class T share on the earlier of (i) the date that the aggregate stockholder servicing fee paid equals 5.5% of the purchase price per share of Class T shares sold in the Primary Offering, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares and Class T shares in the Primary Offering, or (iii) the date that such Class T share is redeemed or is no longer outstanding. See Note 5, Related Party Transactions.

As of June 30, 2014, the Company engaged only in organizational and offering activities (see Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs), and no shares had been sold in the Offering. Griffin Capital Securities, Inc. (the “Dealer Manager”), is a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.

The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties. The Property Manager will derive substantially all of its income from the property management services it will perform for the Company.

Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

subordinated distributions as defined in the operating agreement and discussed below in Note 5, Related Party Transactions. The Operating Partnership will own, directly or indirectly, all of the properties acquired. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset REIT TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly owned subsidiary of the Operating Partnership.

As of June 30, 2014, the Company has neither purchased nor contracted to purchase any investments.

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated balance sheets of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated balance sheets do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated balance sheets include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. The unaudited consolidated balance sheets include accounts of the Company, the Operating Partnership and the TRS, if applicable. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated balance sheets in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated balance sheets and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no restrictions on the use of the Company’s cash balance as of June 30, 2014 and February 11, 2014.

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at June 30, 2014.

Real Estate Assets

Real Estate Purchase Price Allocation

The Company will apply the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company will recognize the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company will recognize the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred.

Acquired in-place leases will be valued as above-market or below-market as of the date of acquisition. The valuation will be measured based on the present value (using an interest rate, which reflects the risks associated with the leases acquired)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration below-market extension options for below-market leases. In addition, any renewal options will be considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values will be capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases, including below market renewal options.

The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and will be included with real estate assets on the consolidated balance sheets. The intangible lease assets will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and will be amortized to expense over the remaining term of the respective leases.

The determination of the fair values of the assets and liabilities acquired will require the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.

Depreciation

The purchase price of real estate to be acquired and the costs related to the development, construction, and property improvements will be capitalized. Repairs and maintenance costs will include all costs that do not extend the useful life of the real estate asset and will be charged to expense as incurred. The Company will consider the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant Origination and Absorption Cost	Remaining contractual lease term
In-place Lease Valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases

Impairment of Real Estate and Related Intangible Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If based on this

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. The use of inappropriate assumptions in the future cash flow analysis would result in an incorrect assessment of the property’s future cash flow and fair value and could result in the overstatement of the carrying value of the Company’s real estate and related intangible assets and net income.

Consolidation Considerations for Investments in Joint Ventures

ASC 810-10, Consolidation, provides a framework for identifying variable interest entities (“VIEs”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of the VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. If the variable interest holder is not the primary beneficiary, the interest in the VIE is recorded under the equity method of accounting.

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease, or certain minimum rent payments are abated. The Company will record rental revenue for the full term of each lease on a straight-line basis. The term of the acquired lease is considered to commence as of the acquisition date for the purposes of the straight-line rent calculation. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Tenant reimbursement revenue, which is comprised of additional rents received from certain tenants to recover certain operating and capital expenses, including property maintenance and services, property taxes and insurance, will be recognized as revenue when the additional rent is due, pursuant to the lease.

Organizational and Offering Costs

The Company expects that organizational and offering costs of the Offering will be paid by the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii)  costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

In no event will the Company have any obligation to reimburse the Advisor for organizational and offering costs in the Offering totaling in excess of (i) 3.5% (excluding sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commission and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan).  As of June 30, 2014, approximately $906,300 of organization and offering costs had been incurred. The Advisor and its affiliates funded these costs on the Company’s behalf for the Offering. Offering costs will be recorded as an

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

offset to additional paid-in capital, and organization costs will be recorded as an expense at the time the Company becomes liable for the payment of these amounts. These costs are not recorded in the accompanying balance sheet because such costs are not a liability of the Company until the minimum amount of shares in the Offering have been sold.

Noncontrolling Interests

Due to the Company’s control through the general partnership interest in the Operating Partnership and the limited rights of the limited partner, the Operating Partnership, including its wholly owned subsidiary, is consolidated with the Company and the limited partner interest is reflected as noncontrolling interests in the accompanying consolidated balance sheets.

The Company reports noncontrolling interests in subsidiaries within equity in the consolidated balance sheets, but separate from the parent shareholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control will be accounted for as equity transactions. Further, the Company will recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) attributable to noncontrolling interests will be shown as a reduction to net income (loss) in calculating net income attributable to common stockholders. Any future purchase or sale of interest in an entity that results in a change of control may have a material impact on the Company’s financial statements as the Company’s interest in the entity will be recognized at fair value with gains and losses included in net income (loss).

If noncontrolling interests are determined to be redeemable, they will be classified as temporary equity and reported at their redemption value as of the balance sheet date. Redeemable noncontrolling interests will be carried at the redemption amount, therefore net income (loss) will not be allocated to redeemable noncontrolling interests and distributions to redeemable noncontrolling interest holders will be allocated between common stockholders and noncontrolling interests based on their respective weighted-average ownership percentage of the Operating Partnership.

Income Taxes

The Company intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects to be taxed as such for the taxable year ending December 31, 2014, assuming the Company satisfies the REIT qualification requirements for such year. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, after the Company initially qualifies to be taxed as a REIT, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect net income and net cash available for distribution to stockholders.  However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of a taxable REIT subsidiary (the “TRS”). In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax.

3.    Equity

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan, ("DRP"), that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon ten days prior written notice to stockholders.

Since the Company’s offering was not effective as of June 30, 2014, no shares were issued from the offering nor the DRP.

Share Redemption Program

The Company adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s DRP. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares will be redeemed on the last business day of the month following such calendar quarter. The amount paid to redeem stock is expected to be the redemption price set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90.0% of redemption amount
2 or more but less than 3	95.0% of redemption amount
3 or more but less than 4	97.5% of redemption amount
4 or more	100.0% of redemption amount

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors.

4.    Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units for $10 per unit on February 11, 2014 in exchange for the initial capitalization of the Operating Partnership. As of June 30, 2014, noncontrolling interest was approximately 99.5% of total shares outstanding (assuming limited partnership units were converted to common stock).

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, may purchase their limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests.

5.    Related Party Transactions

Advisory and Dealer Manager Agreements

The Company does not expect to have any employees.  The Advisor is primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors.  The Company has executed an advisory agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Offering. The agreements entitle the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

Advisor and the Dealer Manager to certain fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

Dealer Manager Agreement

The Company executed a dealer manager agreement with the Dealer Manager, entitling the Dealer Manager to receive a sales commission based upon gross proceeds from shares sold in the Primary Offering, which is a 7.0% commission of gross proceeds from Class A shares sold and a 1.5% commission of gross proceeds from Class T shares sold and 1.0% each year thereafter, not to exceed 7.0%. The Company will cease paying the stockholder servicing fee on any Class T share on the earlier of (i) the date that the aggregate stockholder servicing fee paid equals 5.5% of the purchase price per share of Class T shares sold in the Primary Offering, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares and Class T shares in the Primary Offering, or (iii) the date that such Class T share is redeemed or is no longer outstanding. In addition, the Dealer Manager receives a dealer manager fee up to 3% of gross proceeds from shares sold in the Primary Offering for all classes.  The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Primary Offering. Upon sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.

Organization and Offering Expenses

As discussed above, the Company will be required under the advisory agreement to reimburse the Advisor for organization and offering costs up to 3.5%. The advisory agreement requires the Advisor to reimburse the Company to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering.

Acquisition and Disposition Fees

Under the advisory agreement, the Advisor is entitled to receive acquisition and advisory fees equal to 2.0% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement of actual acquisition expenses, up to 1.0%. The advisory agreement allows the Advisor to receive fees in an amount up to one-half of the total real estate commission paid, but in no event to exceed an amount equal to 2.0%, of the contract sale price for each property the Company sells as long as the Advisor provides substantial assistance in connection with the sale. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Asset Management Fee

The Advisor will also receive an annual asset management fee for managing the Company’s assets equal to 1.0% of the aggregate asset value of its assets. The fee will be paid monthly.

Property Management Agreement

The Company will execute a property management agreement(s) directly with third party property manager(s), entitling the Property Manager to receive a fee for overseeing the services provided by the third party property manager(s) on behalf of the Company’s properties equal to 1.0% of the gross revenues from the properties, plus reimbursement of the direct costs of managing the properties, if applicable. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company will pay the Property Manager a property management fee up to 3.0%, or greater if the lease so allows, of the gross revenues of the property managed. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

In addition, the Company may pay the Property Manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. The Company may also pay the Property Manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which the Company is responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. The Property Manager shall also be entitled to a construction management fee of 5% of the cost of improvements. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services.

Subordinated Performance Distribution Due Upon Termination of Advisory Agreement

The Advisor may be entitled to a subordinated distribution if the Company terminates the advisory agreement. Pursuant to certain provisions contained in the operating partnership agreement, if the Company terminates the advisory agreement, the Advisor will be entitled to a distribution of 15.0% of the amount by which (1) the appraised value of the Company’s properties at the termination date, less the current outstanding amount of liabilities secured by the Company's assets, plus all distributions paid through the termination date exceeds (2) the sum of total stockholder invested capital plus distributions required to be made to generate a 6.0% cumulative, non-compounding return to the stockholders through the termination date.

Subordinated Incentive Listing Distribution

The Advisor may be entitled to a subordinated distribution if the Company lists its shares of common stock on a national securities exchange. Pursuant to certain provisions contained in the operating partnership agreement, if the Company lists its shares of common stock on a national securities exchange, the Advisor will be entitled to a distribution of 15.0% of the amount by which (1) the average market value of the shares outstanding at listing over a period of 30 trading days commencing after the first day of the sixth month, but no later than the last day of the eighteenth (18th) month, after the shares are first listed, plus all distributions made during the period just prior to the listing exceeds (2) the sum of total stockholder invested capital plus distributions required to be made to generate a 6.0% cumulative, non-compounding return to the stockholders through the date that the market value of the shares is determined.

Subordinated Distribution Due Upon Extraordinary Transaction

The advisor may be entitled to a subordinated distribution if the Company merges or engages in a corporate reorganization or other transaction in which substantially all of the business or securities of the Company are transferred. Pursuant to certain provisions contained in the operating partnership agreement, if the Company elects to engage in such an extraordinary transaction, the Advisor will be entitled to a distribution of 15% of the amount by which (1) the transaction amount, as defined in the operating partnership agreement, exceeds (2) the sum of total stockholder invested capital plus distributions required to be made to generate a 6.0% cumulative, non-compounding return to stockholders through the date the transaction amount is determined.

Since the Company had not commenced operations as of June 30, 2014, the Company did not pay any fees pursuant to the dealer manager agreement, advisory agreement or property manager as discussed above.

Employee and Director Long-Term Incentive Plan

The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor, affiliate entities and full-time employees of such entities that provide services, and certain consultants and to the Advisor or to affiliate entities that provide services. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan will be ten years. The total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

Conflicts of Interest

All of the Company’s executive officers and one of the directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Advisor, the Dealer Manager, and other affiliates of the Company. The director and these executive officers, managers, and/or holders of a direct or indirect controlling interest have a fiduciary responsibility to all affiliated entities.

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities, including Griffin Capital Essential Asset REIT, Inc. (“GCEAR”); (2) determining if a certain investment opportunity should be recommended to the Company or another program of the Sponsor; and (3) influence of the fee structure under the advisory agreement that could result in actions not necessarily in the long-term best interest of the stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy, which is as follows:

In the event that an investment opportunity becomes available, the Sponsor will first present the opportunity to GCEAR, who has a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of GCEAR until the earlier to occur of (a) the date that is six months after the completion of GCEAR’s last offering of shares of its common stock or (b) the date on which GCEAR has invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties; provided that this right of first refusal will expire no later than October 29, 2014. Following the expiration of GCEAR’s right of first refusal, the Sponsor will allocate potential investment opportunities to GCEAR and the Company based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for GCEAR and the Company, the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.

If the Sponsor no longer sponsors GCEAR, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both the Company and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to the Company first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:

•	anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	effect of the acquisition on diversification of each program’s investments;

•	policy of each program relating to leverage of properties;

•	income tax effects of the purchase to each program;

•	size of the investment; and

•	amount of funds available to each program and the length of time such funds have been available for investment.

Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common and preferred stock available for issue, the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other resources.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED BALANCE SHEETS
June 30, 2014
(Unaudited)

6.    Commitments and Contingencies

Stockholder Servicing Fee

The Dealer Manager will be entitled to an ongoing stockholder servicing fee with respect to Class T shares sold in the Primary Offering. The stockholder servicing fee will accrue daily in an amount equal to 1/365th of 1% of the purchase price per share of Class T shares sold in the Primary Offering and will be paid monthly. The Company will cease paying the stockholder servicing fee on any Class T share on the earlier of (i) the date that the aggregate stockholder servicing fee paid equals 5.5% of the purchase price per share of Class T shares sold in the Primary Offering, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares and Class T shares in the Primary Offering, or (iii) the date that such Class T share is redeemed or is no longer outstanding. As a result of the ongoing stockholder servicing fee, distributions on Class T shares will likely be lower than distributions on Class A shares.
Litigation

From time to time, the Company may become subject to legal proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is the Company aware of any pending or threatened litigation that would have a material adverse effect on the Company’s business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated balance sheets and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT II, Inc.

General

As of June 30, 2014, we have not commenced operations. After the minimum subscription of $2,000,000 in shares is achieved, in any combination of purchases of Class A shares and Class T shares, subscription proceeds will be released to us and applied to investments in properties and other assets and the payment or reimbursement of sales commissions and other organization and offering expenses. See “Estimated Use of Proceeds”, as discussed in our registration statement. We will experience a relative increase in liquidity as additional subscriptions for shares are received and a relative decrease in liquidity as net offering proceeds are expended in connection with the acquisition, development and operation of properties.

We have not entered into any arrangements to acquire any specific properties with the net proceeds from our offering. The number of properties we may acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties.

Our advisor may, but will not be required to, establish reserves from gross offering proceeds, out of cash flow generated by operating properties or out of non-liquidating net sale proceeds from the sale of our properties. Working capital reserves are typically utilized for non-operating expenses such as major repairs or capital expenditures. Alternatively, if a credit facility or other debt is established or incurred, a lender may require its own formula for escrow of working capital reserves. We do not anticipate establishing a general working capital reserve out of the proceeds of our offering.

The net proceeds of our offering will provide funds to enable us to purchase properties. We may acquire properties free and clear of permanent mortgage indebtedness by paying the entire purchase price of each property in cash or from proceeds raised in our offering, or a combination thereof, or we may selectively encumber all or certain properties, if favorable financing terms are available, in connection with or following acquisition in accordance with our financing strategy. In the event that our offering is not fully sold, our ability to diversify our investments may be diminished.

We intend to make an election under Section 856(c) of the Internal Revenue Code of 1986, (the "Code"), to be taxed as a real estate investment trust, ("REIT"), under the Code, commencing with the taxable year ending December 31, 2014. If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year subsequent to the year in which we initially qualified to be taxed as a REIT, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income. However, we believe that we are organized and will operate in a manner that will enable us to qualify for treatment as a REIT for federal income tax purposes commencing with the year ending December 31, 2014, and we intend to continue to operate so as to remain qualified as a REIT for federal income tax purposes.

Upon our qualification as a REIT, we will monitor the various qualification tests that we must meet to maintain our status as a REIT, including the minimum number of 100 stockholders and limitations of ownership. Ownership of our shares will be monitored to ensure that no more than 50% in value of our outstanding shares is owned, directly or indirectly, by five or fewer individuals at any time after the first taxable year for which we make an election to be taxed as a REIT. We will also determine as we acquire properties, on a quarterly basis that the asset test is met, and, on an annual basis, that the gross income and distribution tests are met as described in the “Federal Income Tax Considerations — Requirements for Qualification as a REIT” section contained in our registration statement.

Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements initially through advances from our advisor or its affiliates, from time to time, as we need to fund our operating expenses incurred before we have raised the minimum offering. After we break escrow, we expect we will meet our short-term operating liquidity requirements from the proceeds of our offering and that any advances from our advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section contained in our registration statement, and discussed in Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs, to the consolidated balance sheets. We do not expect our operating costs to be significant until we make our initial investments. We expect that any advances will be made under an advance arrangement, which will not be written, with our advisor. We expect that this arrangement will allow for repayments to be made as funds are available from the offering proceeds or from operating cash flows, but no later than two years from the date of the advance. The terms of the arrangement will be finalized upon the initial advance, if any. After we make our initial investments from the proceeds of our offering, we expect our short-term operating liquidity requirements to be met through net cash provided by property operations. Operating cash flows are expected to increase as properties are added to our portfolio.

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from cash flow generated from operations and proceeds received from our offering. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our advisor will evaluate potential property acquisitions and engage in negotiation of specific terms with sellers on our behalf. Investors should be aware that after a purchase contract is executed, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal, an inspection of the property condition and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Our board of directors will determine the amount and timing of distributions to our stockholders and will base such determination on a number of factors, including funds available for payment of distributions, financial condition, capital expenditure requirements and annual distribution requirements needed to maintain our status as a REIT under the Code.

Potential future sources of capital include proceeds from our offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. Currently, we do not have a credit facility or other third party source of liquidity. To the extent we do not secure a credit facility or other third party source of liquidity, we will be dependent upon the proceeds of our offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Results of Operations

As of June 30, 2014, we had not commenced operations, and operations will not commence until we have raised the minimum offering proceeds of $2,000,000 in shares of our common stock in our offering, in any combination of purchases of Class A shares and Class T shares. Therefore, we have no operating results to report.

Our management is not aware of any material trends or uncertainties, other than national economic conditions affecting real estate generally (such as lower capitalization and tightening in the debt markets), that may reasonably be expected to have a material impact, favorable or unfavorable, on our ability to acquire properties, or on revenues or income from the acquisition and operations of these properties.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, our leases typically do not include provisions that would protect us from the impact of inflation. We will attempt to acquire leases that require the tenants to pay, directly or indirectly, all operating expenses and certain capital expenditures, which will protect us from increases in certain expenses, including, but not limited to, material and labor costs.

Summary of Significant Accounting Policies

We have established accounting policies which conform to generally accepted accounting principles (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated balance sheets:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- Deferred tax assets and related valuation allowance, REIT qualification;

•	Loss Contingencies; and

•	Related Party Transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we had not commenced operations as of June 30, 2014, we had no exposure to financial market risks.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Public Offering Proceeds

Our registration statement, covering a public offering of up to $2,000,000,000 in shares of our common stock, was declared effective on July 31, 2014. Griffin Capital Securities, Inc. is the dealer manager of our offering. We are offering to the public a minimum of $2,000,000 in shares of our common stock and a maximum of $2,000,000,000 in shares of our common stock (consisting of $1,000,000,000 in Class A shares at an initial share price of $10.00 per share and $1,000,000,000 in Class T shares at an initial share price of $9.4241 per share) in our primary offering and up to $200,000,000 of common shares for sale pursuant to the distribution reinvestment plan (consisting of $100,000,000 in Class A shares at an initial price of $9.50 per share and $100,000,000 in Class T shares at an initial share price of $8.9529 per share). Until we raise the minimum offering amount, all subscription payments will be placed in an account held by an escrow agent in trust for subscribers’ benefit, provided that residents of Ohio and Washington will be admitted after aggregate subscriptions exceed $10,000,000 and provided further, that residents of Pennsylvania will be admitted after aggregate subscriptions exceed $100,000,000. Certain other states have specific suitability standards listed in the “Suitability Standards” section of our registration statement. If we are unable to raise at least the minimum offering amount by July 31, 2015, which is one year from the effective date of our offering, we will be required to promptly return all funds raised, including interest, to subscribers, and we will have to terminate our offering. Shares purchased by our executive officers and directors, by our advisor, by our dealer manager or its affiliates do not count toward the minimum offering amount.

As of June 30, 2014, we had not received subscriptions for the minimum offering and had not received any proceeds from our offering.

As of June 30, 2014, we had not paid any expenses in connection with the sale of shares of our common stock in our offering.

During the period covered by this Quarterly Report on Form 10-Q, we did not sell any equity securities that were not registered under the Securities Act, and we did not repurchase any of our securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on July 31, 2014, SEC File No. 333-194280)

10.1*	First Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P.
10.2*	Advisory Agreement by and between Griffin Capital Essential Asset REIT II, Inc. and Griffin Capital Essential Asset Advisor II, LLC, dated July 31, 2014
10.3
Griffin Capital Essential Asset REIT II, Inc. Distribution Reinvestment Plan (included as Appendix C to prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on July 31, 2014
SEC File No. 333-194280)

10.4
Escrow Agreement between Griffin Capital Essential Asset REIT II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on July 8, 2014, SEC File No. 333-194280

10.5
Amendment No. 1 to Escrow Agreement between Griffin Capital Essential Asset REIT II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

10.6*	Griffin Capital Essential Asset REIT II, Inc. Employee and Director Long-Term Incentive Plan
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended June 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets and (ii) the Notes to Consolidated Balance Sheets.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	August 21, 2014	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)