Form 10-Q
period 2014-09-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2014-11-13
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 12, 2014, there were 393,028 shares of Class A common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2014	February 11, 2014
ASSETS
Cash and cash equivalents	$336,975	$201,000
Real estate acquisition deposits	2,000,000	—
Financing deposits	250,000	—
Other assets, net	59,340	—
Total assets	$2,646,315	$201,000
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other liabilities, including distributions payable	$53,765	$—
Due to affiliates, net	489,661	—
Total liabilities	543,426	—
Commitments and contingencies (Note 6)
Equity:
Common stock subject to redemption	2,439	—
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of September 30, 2014 and February 11, 2014, respectively	—	—
Class A Common Stock, $0.001 par value, 350,000,000 shares authorized; 237,579 and 100 shares outstanding as of September 30, 2014 and February 11, 2014, respectively	2,376	1
Class T Common Stock, $0.001 par value, 350,000,000 shares authorized; no shares outstanding as of September 30, 2014 and February 11, 2014, respectively	—	—
Additional paid-in capital	2,076,696	999
Cumulative distributions	(2,493)	—
Accumulated deficit	(51,368)	—
Total stockholders' equity	2,025,211	1,000
Noncontrolling interests	75,239	200,000
Total equity	2,100,450	201,000
Total liabilities and equity	$2,646,315	$201,000

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2014
Revenues:	$—	$—
Expenses:
General and administrative expenses	175,918	175,918
Total expenses	175,918	175,918
Net loss	(175,918)	(175,918)
Net loss attributable to noncontrolling interests	(86,552)	(124,550)
Net loss attributable to common stockholders	$(89,366)	$(51,368)

Net loss per Class A share, basic and diluted	$(4.32)	$(6.22)
Weighted average number of common shares outstanding, basic and diluted	20,666	8,255

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE January 1, 2014	—	$—	$—	$—	$—	$—	$—	$—
Gross proceeds from issuance of common stock	100	1	999	—	—	1,000	—	1,000
Gross proceeds from issuance of noncontrolling interests	—	—	—	—	—	—	200,000	200,000
BALANCE February 11, 2014	100	1	999	—	—	1,000	200,000	201,000
Gross proceeds from issuance of common stock	237,222	2,372	2,369,850	—	—	2,372,222	—	2,372,222
Discount on issuance of common stock	—	—	(222,222)	—	—	(222,222)	—	(222,222)
Offering costs including dealer manager fees to affiliates	—	—	(71,928)	—	—	(71,928)	—	(71,928)
Distributions to common stockholders	—	—	—	(54)	—	(54)	—	(54)
Issuance of shares for distribution reinvestment plan	257	3	2,436	(2,439)	—	—	—	—
Additions to common stock subject to redemption	—	—	(2,439)	—	—	(2,439)	—	(2,439)
Distributions for noncontrolling interest	—	—	—	—	—	—	(211)	(211)
Net loss	—	—	—	—	(51,368)	(51,368)	(124,550)	(175,918)
BALANCE September 30, 2014	237,579	$2,376	$2,076,696	$(2,493)	$(51,368)	$2,025,211	$75,239	$2,100,450

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

Nine Months
Ended
September 30, 2014
Operating Activities:
Net loss	$(175,918)
Change in operating assets and liabilities:
Other assets, net	(59,340)
Accounts payable and other liabilities, excluding distributions payable	53,500
Due to affiliates, net	489,661
Net cash provided by operating activities	307,903
Investing Activities:
Real estate acquisition deposits	(2,000,000)
Net cash used in investing activities	(2,000,000)
Financing Activities:
Financing deposits	(250,000)
Issuance of common stock, net of discounts	2,151,000
Issuance of noncontrolling interests	200,000
Offering costs including dealer manager fees	(71,928)
Net cash provided by financing activities	2,029,072
Net increase in cash and cash equivalents	336,975
Cash and cash equivalents at the beginning of the period	—
Cash and cash equivalents at the end of the period	$336,975
Supplemental Disclosures of Non-cash Transactions:
Increase in distributions payable - common stock	$54
Increase in distributions payable - noncontrolling interest	$211
Common stock issued pursuant to the distribution reinvestment plan	$2,439

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. The sole member of the Advisor is a holding company that is wholly-owned by the Sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014. The officers of the Advisor are also officers of the Sponsor.

The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock with a par value of $0.001 (350,000,000 Class A shares and 350,000,000 Class T shares) and 200,000,000 shares of preferred stock with a par value of $0.001. The Company is offering a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock (consisting of $1,000,000,000 in shares of Class A common stock at a price of $10.00 per share and $1,000,000,000 in shares of Class T common stock at a price of $9.4241 per share) for sale to the public (the “Primary Offering”) and $200,000,000 in shares of common stock for sale pursuant to the distribution reinvestment plan (consisting of $100,000,000 in shares of Class A common stock at a price of $9.50 per share and $100,000,000 in shares of Class T common stock at a price of $8.9529 per share) (collectively, the “Offering”). The share classes have differing sales commissions that will be payable to the Dealer Manager. The Dealer Manager will earn a commission of 7.0% of gross proceeds from Class A shares sold in the Primary Offering, and 1.5% of gross proceeds from Class T shares sold in the Primary Offering. In addition, the Dealer Manager will be entitled to an ongoing stockholder servicing fee with respect to Class T shares sold in the Primary Offering. The stockholder servicing fee will accrue daily in an amount equal to 1/365th of 1% of the purchase price per share of Class T shares sold in the Primary Offering and will be paid monthly. The Company will cease paying the stockholder servicing fee on any Class T share on the earlier of (i) the date that the aggregate stockholder servicing fee paid equals 5.5% of the purchase price per share of Class T shares sold in the Primary Offering, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares and Class T shares in the Primary Offering, or (iii) the date that such Class T share is redeemed or is no longer outstanding. See Note 5, Related Party Transactions.

On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with the Sponsor, and the Company commenced operations at such point. As of September 30, 2014, the Company engaged only in organizational and offering activities (see Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs), and had 237,579 shares of Class A common stock outstanding, of which 257 shares were issued through the distribution reinvestment plan and are classified as common stock subject to redemption. Griffin Capital Securities, Inc. (the “Dealer Manager”), is a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.

The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties. The Property Manager will derive substantially all of its income from the property management services it will perform for the Company.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain subordinated distributions as defined in the operating partnership agreement and discussed below in Note 5, Related Party Transactions. The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset REIT TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership.

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The unaudited consolidated financial statements include accounts of the Company, the Operating Partnership and the TRS, if applicable. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the unaudited consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of September 30, 2014 and February 11, 2014.

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at September 30, 2014.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred.

Acquired in-place leases will be valued as above-market or below-market as of the date of acquisition. The valuation will be measured based on the present value (using an interest rate, which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration below-market extension options for below-market leases. In addition, any renewal options will be considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values will be capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases, including below market renewal options.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Impairment of Real Estate and Related Intangible Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

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

Real Estate Acquisition Deposits

Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On September 15, 2014, the Sponsor, on behalf of the Company, executed a purchase and sale agreement (the "Atlas Copco Property Purchase Agreement") with an unaffiliated third party for the acquisition of a 120,000 square foot office/R&D facility currently under construction and located in Auburn Hills, Michigan (the "Atlas Copco Property"). The facility will be fully leased to Atlas Copco Tools & Assembly Systems LLC. On September 19, 2014, the board of directors approved the potential acquisition of the Atlas Copco Property, and the funding of the acquisition deposit. On September 24, 2014, as required by the Atlas Copco Property Purchase Agreement, the Company placed into escrow a $2,000,000 earnest money deposit to be applied towards the purchase of the Atlas Copco Property. The acquisition is expected to close in the third quarter of 2015.

Financing Deposits

Financing deposits include application fees held by administrative agents that will be applied towards commitment fees payable in connection with revolving credit facilities. On September 9, 2014, the Sponsor paid a $250,000 application fee on the Company's behalf to KeyBank National Association (Administrative Agent) in connection with a proposed $1.25 billion senior revolving credit facility (the "Facility"). The Facility is expected to be approved and closed in the fourth quarter of 2014.

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

Revenue Recognition

Upon the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease, or certain minimum rent payments are abated. The Company will record rental revenue for the full term

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

of each lease on a straight-line basis. The term of the acquired lease is considered to commence as of the acquisition date for the purposes of the straight-line rent calculation. In accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements,” the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved. Tenant reimbursement revenue, which is comprised of additional rents received from certain tenants to recover certain operating and capital expenses, including property maintenance and services, property taxes, and insurance, will be recognized as revenue when the additional rent is due, pursuant to the lease.

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

In no event will the Company be obligated to reimburse the Advisor for organizational and offering costs in the Offering totaling in excess of (i) 3.5% (excluding sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings.

On September 23, 2014, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred. Organizational and offering costs incurred, including those due to the Advisor, for the Offering are as follows:

	September 30, 2014	February 11, 2014
Cumulative offering costs	$960,828	$—
Cumulative organizational costs	$304,400	$—
Organizational and offering costs advanced by and due to the Advisor	$1,250,228	$—
Adjustment to organizational and offering costs pursuant to limitations discussed above	$(1,174,978)	$—
Net due to Advisor	$75,250	$—

As of September 30, 2014, organizational and offering costs incurred by the Advisor exceeded the limitations set forth above by approximately $1.2 million. Therefore, if the Offering was terminated on September 30, 2014, based on gross offering proceeds raised in the Offering of $2.2 million, the Company would be liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. The amount of organizational and offering costs the Company is liable for as of September 30, 2014 is included in "Due to Affiliates, net" on the consolidated balance sheets.

Noncontrolling Interests

Due to the Company’s control through the general partnership interest in the Operating Partnership and the limited rights of the limited partner, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partner interest is reflected as noncontrolling interests in the accompanying consolidated balance sheets.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

The Company reports noncontrolling interests in subsidiaries within equity in the consolidated balance sheets, but separate from the parent shareholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control will be accounted for as equity transactions. Further, the Company will recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) attributable to noncontrolling interests will be shown as a reduction to net income (loss) in calculating net income (loss) attributable to common stockholders. Any future purchase or sale of interest in an entity that results in a change of control may have a material impact on the Company’s financial statements as the Company’s interest in the entity will be recognized at fair value with gains and losses included in net income (loss).

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

Fair Value Measurements

The fair value of financial and nonfinancial assets and liabilities is based on a fair value hierarchy established by the FASB that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

•	Level 1. Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets;

•
Level 2. Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3. Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of September 30, 2014 consisted of cash and cash equivalents, real estate acquisition deposits, financing deposits, other assets, accounts payable and other accrued expenses. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2014 and February 11, 2014.

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

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of a taxable REIT subsidiary (the “TRS”). In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2014, the TRS has not commenced operations.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company does not expect the adoption of ASU No. 2014-09 to have an impact on its financial statements.

3.    Equity

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan, ("DRP"), that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. As of September 30, 2014, 257 shares had been issued under the DRP in the Offering.

Share Redemption Program

The Company adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or any portion of their shares of stock redeemed by the Company. The Company may redeem the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s DRP. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares will be redeemed on the last business day of the month following such calendar quarter. The redemption amount is expected to be the redemption rate set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90.0% of redemption amount
2 or more but less than 3	95.0% of redemption amount
3 or more but less than 4	97.5% of redemption amount
4 or more	100.0% of redemption amount

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of September 30, 2014, $2,439 in shares of common stock were subject to redemption. (See Note 4, Noncontrolling Interests, for discussion on the noncontrolling interests that are eligible for redemption).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity under EITF Topic No. D-98 Classification and Measurement of Redeemable Securities and Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in the Company’s balance sheet. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP.

4.    Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units for $10 per unit on February 11, 2014 in exchange for the initial capitalization of the Operating Partnership. As of September 30, 2014, noncontrolling interest was approximately 8% of total shares outstanding, and approximately 71% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock)

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, the Company may purchase such limited partners' limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, limited partners may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests.

5.    Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2014:

	Period Ended September 30, 2014
	Incurred	Paid	Payable
Organization and offering expenses
Organizational expenses	18,322	—	18,322
Offering expenses	56,928	—	56,928
Other costs advanced by the Advisor	414,411	—	414,411
Total due to affiliates, net	489,661	—	489,661

The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of September 30, 2014, organizational and offering exceed the limitations set forth by approximately $1.2 million. Therefore, if the Offering was terminated on September 30, 2014, based on gross offering proceeds raised in the Offering of $2.2 million, the Company would be liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
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

Dealer Manager Agreement

The Company executed a dealer manager agreement with the Dealer Manager, entitling the Dealer Manager to receive a sales commission equal to 7.0% of gross proceeds from Class A shares sold in the Primary Offering and 1.5% of gross proceeds from Class T shares sold in the Primary Offering. In addition, the Dealer Manager will be entitled to an ongoing stockholder servicing fee with respect to Class T shares sold in the Primary Offering, which will accrue daily in the amount of 1/365th of 1.0% of the purchase price per Class T share sold in the Primary Offering and will be paid monthly. The Company will cease paying the stockholder servicing fee on any Class T share on the earlier of (i) the date that the aggregate stockholder servicing fee paid equals 5.5% of the purchase price per share of Class T shares sold in the Primary Offering, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares and Class T shares in the Primary Offering, or (iii) the date that such Class T share is redeemed or is no longer outstanding. In addition, the Dealer Manager receives a dealer manager fee up to 3% of gross proceeds from shares sold in the Primary Offering for all classes.  The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Primary Offering. Upon the sale of shares of the Company by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.

Organization and Offering Expenses

As discussed above, the Company will be required under the advisory agreement to reimburse the Advisor for organization and offering costs up to 3.5% of gross proceeds from the Offering. The advisory agreement requires the Advisor to reimburse the Company to the extent that offering expenses including sales commissions, dealer manager fees and organization and offering expenses are in excess of 15% of gross proceeds from the Offering.

Acquisition and Disposition Fees

Under the advisory agreement, the Advisor is entitled to receive acquisition and advisory fees equal to 2.0% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement of actual acquisition expenses, estimated to be approximately 1.0% of the Contract Purchase Price of each property acquired by the Company. If the Advisor provides a substantial amount of service in connection with the sale of a property, the advisory agreement allows the Advisor to receive fees equal to the lesser of: (a) 2.0% of the contract sale price, or (b) 50% of the competitive real estate commission. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property.

Asset Management Fee

The Advisor will also receive an annual asset management fee for managing the Company’s assets equal to 1.0% of the aggregate asset value of its assets. The fee will be paid monthly. As of September 30, 2014, the Company had not acquired any real estate assets and thus did not earn an asset management fee.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

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

Subordinated Share of Net Sale Proceeds

The Advisor may be entitled to a subordinated distribution if the Company sells its properties. Pursuant to certain provisions in the operating partnership agreement, if the Company sells its properties, the Advisor will be entitled to a distribution of 15.0% of remaining net sale proceeds after return of capital plus payment to stockholders of a 6.0% annual, cumulative, non-compounded return.

Subordinated Performance Distribution Due Upon Termination of Advisory Agreement

The Advisor may be entitled to a subordinated distribution if the Company terminates the advisory agreement. Pursuant to certain provisions contained in the operating partnership agreement, if the Company terminates the advisory agreement, the Advisor will be entitled to a distribution of 15.0% of the amount by which (1) the appraised value of the Company’s properties at the termination date, less the current outstanding amount of liabilities secured by the Company's assets, plus all distributions paid through the termination date exceeds (2) the sum of total stockholder invested capital plus distributions required to be made to generate a 6.0% cumulative, non-compounded return to the stockholders through the termination date.

Subordinated Incentive Listing Distribution

The Advisor may be entitled to a subordinated distribution if the Company lists its shares of common stock on a national securities exchange. Pursuant to certain provisions contained in the operating partnership agreement, if the Company lists its shares of common stock on a national securities exchange, the Advisor will be entitled to a distribution of 15.0% of the amount by which (1) the average market value of the shares outstanding at listing over a period of 30 trading days commencing after the first day of the sixth month, but no later than the last day of the eighteenth (18th) month, after the shares are first listed, plus all distributions made through the date that the market value of the shares is determined exceeds (2) the sum of total stockholder invested capital plus distributions required to be made to generate a 6.0% cumulative, non-compounded return to the stockholders through the date that the market value of the shares is determined.

Subordinated Distribution Due Upon Extraordinary Transaction

The advisor may be entitled to a subordinated distribution if the Company merges or engages in a corporate reorganization or other transaction in which substantially all of the business or securities of the Company are transferred. Pursuant to certain provisions contained in the operating partnership agreement, if the Company elects to engage in such an extraordinary transaction, the Advisor will be entitled to a distribution of 15% of the amount by which (1) the transaction amount, as defined in the operating partnership agreement, exceeds (2) the sum of total stockholder invested capital plus distributions required to be made to generate a 6.0% cumulative, non-compounded return to stockholders through the date the transaction amount is determined.

The Company commenced operations on September 23, 2014. As of September 30, 2014, the Company had incurred and paid $15,000 in sales commissions and dealer manager fees pursuant to the dealer manager agreement, and no fees were paid or incurred pursuant to the advisory agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

Employee and Director Long-Term Incentive Plan

The Company’s board of directors and sole stockholder adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The term of the Plan is ten years. The total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time. As of September 30, 2014, no awards have been granted under the Plan.

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

Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities, including Griffin Capital Essential Asset REIT, Inc. (“GCEAR”); (2) determining if certain investment opportunities should be recommended to the Company or another program sponsored or co-sponsored by the Sponsor; and (3) influence of the fee structure under the advisory agreement and distribution structure of the operating partnership agreement that could result in actions not necessarily in the long-term best interest of the stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy as to the allocation of acquisition opportunities among the Company and GCEAR, which is as follows:

In the event that an investment opportunity becomes available, the Sponsor will first present the opportunity to GCEAR, who has a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of GCEAR until the earlier to occur of (a) the date that is six months after the completion of GCEAR’s last offering of shares of its common stock or (b) the date on which GCEAR has invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties; provided that this right of first refusal will expire no later than October 29, 2014. Following the expiration of GCEAR’s right of first refusal, the Sponsor will allocate potential investment opportunities to GCEAR and the Company based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

If, after consideration of these factors, the investment opportunity is suitable for GCEAR and for us, then:

•	GCEAR will have priority for investment opportunities of $75 million or greater; and

•	we will have priority for investment opportunities of $35 million or less, until such time as we reach $500 million in aggregate assets (based on contract purchase price).

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

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

Economic Dependency

The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company’s shares of common stock available for issue, the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other resources.

6.    Commitments and Contingencies

Stockholder Servicing Fee

The Dealer Manager will be entitled to an ongoing stockholder servicing fee with respect to Class T shares sold in the Primary Offering. The stockholder servicing fee will accrue daily in an amount equal to 1/365th of 1% of the purchase price per share of Class T shares sold in the Primary Offering and will be paid monthly. The Company will cease paying the stockholder servicing fee on any Class T share on the earlier of (i) the date that the aggregate stockholder servicing fee paid equals 5.5% of the purchase price per share of Class T shares sold in the Primary Offering, (ii) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of Class A shares and Class T shares in the Primary Offering, or (iii) the date that such Class T share is redeemed or is no longer outstanding. As a result of the ongoing stockholder servicing fee, distributions on Class T shares will likely be lower than distributions on Class A shares. As of September 30, 2014, no Class T shares have been sold in the Offering.
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

7.    Declaration of Distributions

On September 17, 2014, the Company’s board of directors declared distributions in the amount of $0.00150684932 per day per Class A or Class T share on the outstanding shares of common stock, payable to stockholders of record as of the close of business on each day during the fiscal quarter in which the Company has raised the minimum offering amount. Distributions commenced on September 23, 2014, the date the minimum offering amount was raised, and will continue through the end of the fiscal quarter ending December 31, 2014. The daily distribution for the Class T shares will be partially adjusted to account for the Class T stockholder servicing fee, so that the annualized effective distribution rates for Class A shares and Class T shares per dollar invested will be comparable. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(unaudited)

8.    Subsequent Events

Status of the Offering

As of November 12, 2014, the Company has received and accepted subscriptions in the Offering for 391,535 Class A shares of common stock, or $3,681,834, excluding Class A shares of common stock issued pursuant to the DRP. To date, a total of $14,186 in distributions were reinvested pursuant to the DRP and 1,493 Class A shares of common stock were issued pursuant to the DRP. No Class T shares have been issued to date.

Reallocation of Shares in Public Offering

On November 11, 2014, the Company's board of directors approved the removal of Class T shares of common stock from the Offering, effective immediately, and approved the corresponding reallocation of shares in the Offering such that the Company will offer up to $2.0 billion in shares of its Class A common stock in the primary offering and up to $200 million in shares of its Class A common stock pursuant to the DRP.  The Company intends to amend its prospectus accordingly.  As of November 11, 2014, there had been no sales of Class T common stock in the Offering.

Amendment and Restatement of Distribution Reinvestment Plan

On November 11, 2014, the Company’s board of directors amended and restated the DRP to remove references to shares of Class T common stock, in conjunction with the decision to cease offering Class T shares in the Offering. The amended and restated DRP will be effective as of November 22, 2014.

Revision to Affiliate Transaction Policy

On November 11, 2014, the Company's board of directors agreed to revise the Company's policy regarding transactions with affiliates to make clear that the Company will not acquire any real estate from entities in which the Sponsor or its affiliates owns an economic interest.

No Internalization Fee

In the event the Company determines that it is in the best interests of its stockholders to list its shares on a national securities exchange, and elects to internalize the management team (or a portion thereof) of the Advisor in connection therewith, the Company will not pay the Advisor a fee as a result of such an internalization transaction.  The Company intends to clearly set forth the foregoing in its amended prospectus.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT II, Inc.

Overview

Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company"), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust ("REIT"). We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a newly formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, our Advisor. Our year end is December 31.

Under our initial public offering, we are offering a maximum of $2,200,000,000 in shares of our common stock, consisting of $1,000,000,000 in shares of Class A common stock at $10.00 per share and $1,000,000,000 in shares of Class T common stock at $9.4241 per share to be offered to the public in the primary public offering, and $200,000,000 in shares of our common stock for sales pursuant to our distribution reinvestment plan ("DRP"), consisting of $100,000,000 in shares of Class A common stock at $9.50 per share and $100,000,000 in shares of Class T common stock at $8.9529 per share.

On July 31, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective and on September 23, 2014, we reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with our sponsor, and commenced operations at such point. Our board of directors declared and we began paying distributions on October 1, 2014.

As of September 30, 2014, we had issued 237,322 shares of our Class A common stock for gross proceeds of $2,151,000, excluding shares of our Class A common stock issued pursuant to the DRP. As of September 30, 2014, $2,439 in shares of Class A common stock had been issued pursuant to the DRP.

Liquidity and Capital Resources

Long-Term Liquidity and Capital Resources

On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from the offering in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

Potential future sources of capital include proceeds from our public offering, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our public offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.

Short-Term Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements from advances from our Advisor and its affiliates, proceeds received in the Offering and operating cash flows generated from properties we acquire in the future. Any advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of the prospectus. Our advisory agreement provides that expenses advanced to us by our Advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the public offering were initially paid by our advisor and will be reimbursed by us, up to (i) 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs (excluding sales commissions and dealer manager fees), or (ii) 15.0% of the gross offering proceeds raised by us in the terminated or completed offering for all organizational and offering costs, including sales commissions and dealer manager fees. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs). Operating cash flows are expected to increase as properties are added to our portfolio.

Distributions and Our Distribution Policy

Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

We made our first distribution on October 1, 2014 to investors of record on September 30, 2014. We achieved our minimum escrow requirement on September 23, 2014, therefore, our first monthly distribution was for a partial month. Since we had not yet acquired properties as of September 30, 2014, our first distribution was funded from offering proceeds as opposed to operating cash flow, and thus is considered a return of capital to the stockholders. Until we acquire properties, distributions will be considered a return of capital as we will not have operating cash flow. As we acquire properties, we may not be able to fund distributions entirely with the operating cash flow generated from the properties as we issue additional shares. In this case, distributions will be funded from both operating cash flow and offering proceeds until which time there is sufficient operating cash flow to fund distributions. The amount of distributions funded from offering proceeds will be considered a return of capital to the stockholders.

Results of Operations

Overview

On September 23, 2014, we satisfied our minimum offering requirement and commenced operations; however, as of September 30, 2014, we had no properties, and therefore had not generated rental revenue or incurred property operating expenses.

General and Administrative Expenses

For the three months ended September 30, 2014 and for the period from February 11, 2014 (Date of Inception) through September 30, 2014, general and administrative expenses were approximately $176,000, consisting mostly of organizational costs associated with the public offering ($18,000), directors' and officers' liability insurance ($71,000), professional and legal fees ($53,000), and board of directors fees ($34,000). We expect general and administrative expenses to increase in future periods as we make investments.

Potential Acquisitions

On September 19, 2014, our board of directors approved the potential acquisition of a to-be-built, 312,000 square foot distribution warehouse located in Groveport, Ohio which will be fully leased to Exel Inc. (the "Exel Property"). The purchase price of the Exel Property is $16.148 million, plus closing costs and acquisition fees. We expect this acquisition to close in the first or second quarter of 2015 and to fund such acquisition with a combination of debt financing, assuming we have the ability to secure an acquisitions line of credit, and net proceeds from our Offering.

On September 19, 2014, our board of directors approved the potential acquisition of a 120,000 square foot office/R&D facility that is currently under construction and is located in Auburn Hills, Michigan which will be fully leased to Atlas Copco Tools & Assembly Systems LLC (the "Atlas Copco Property"). The purchase price of the Atlas Copco Property is $17.75 million, plus closing costs and acquisition fees. We expect this acquisition to close in the third quarter of 2015 and to fund such acquisition with a combination of debt financing, assuming we have the ability to secure an acquisitions line of credit, and net proceeds from our Offering. On September 24, 2014, we funded a real estate acquisition deposit for the Atlas Copco Property in the amount of $2.0 million.

The purchases of the Exel Property and the Atlas Copco Property are not contingent upon each other. Pursuant to the respective purchase agreements, we (upon assignment of the respective agreements) would be obligated to purchase the Exel Property and the Atlas Copco Property only after satisfactory completion of agreed upon closing conditions. We will decide whether to acquire the Exel Property and the Atlas Copco Property generally based upon:

•	our ability to raise sufficient proceeds in our public Offering and to obtain sufficient amounts of debt on attractive terms to acquire the properties;

•	satisfactory completion of due diligence on the properties and the respective sellers of the properties;

•	satisfaction of the conditions to the acquisition in accordance with the purchase agreements; and

•	no material adverse change relating to the properties, the respective sellers of the properties or certain economic conditions.

There can be no assurance that the acquisition of the Exel Property or the acquisition of the Atlas Copco Property will be completed. In some circumstances, if the purchaser fails to complete the acquisitions, we may forfeit up to $2.0 million in earnest money on the Atlas Copco Property.

Other properties may be identified in the future that we may acquire prior to or instead of the Exel Property and the Atlas Copco Property. Due to the considerable conditions to the consummation of the acquisitions of the Exel Property and the Atlas Copco Property, we cannot make any assurances that the closing of the Exel Property or the Atlas Copco Property is probable.

Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, we expect that our leases typically will not include provisions that would protect us from the impact of inflation. We will attempt to acquire properties with leases that require the tenants to pay, directly or indirectly, all operating expenses and certain capital expenditures, which will protect us from increases in certain expenses, including, but not limited to, material and labor costs. In addition, we will attempt to acquire properties with leases that include rental rate increases, which will act as a potential hedge against inflation.

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

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the unaudited consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Common Stock and Noncontrolling Interests Subject to Redemption;

•	Fair Value Measurements;

•	Income Taxes- REIT qualification;

•	Loss Contingencies; and

•	Related Party Transactions.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed is interest rate risk.

We may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. As of September 30, 2014, we had no exposure to interest rate risk as we had not incurred any debt.

In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary, when such debt is incurred.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors set forth in the “Risk Factors” section of the prospectus contained in our registration statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)    None.

(b)    We registered $2,200,000,000 in shares of our common stock in our current public offering (SEC File No. 333-194280, effective July 31, 2014), consisting of $1,000,000,000 in shares of Class A common stock at an offering price of $10.00 per share and $1,000,000,000 in shares of Class C common stock at an offering price of $9.4241 per share to be offered to the public in the primary public offering, and $200,000,000 in shares to be offered to investors pursuant to our DRP, consisting of $100,000,000 in shares of Class A common stock at a price of $9.50 per share and $100,000,000 in shares of Class T common stock at a price of $8.9529 per share. As of September 30, 2014, we had received aggregate gross proceeds from our offering of $2.2 million from the sale of 237,322 shares of our Class A common stock and $2,439 from the issuance of 257 shares of our Class A common stock pursuant to the DRP. Our equity raise as of September 30, 2014 resulted in the following:

Common shares issued in our Offering	237,322
Common shares issued in our Offering pursuant to the DRP	257
Total common shares	237,579
Gross proceeds from our Offering	$2,151,000
Gross proceeds from our Offering from shares issued pursuant to our DRP	2,439
Total gross proceeds from our Offering	$2,153,439
Selling Commissions and Dealer Manager fees paid	(15,000)
Reimbursement of O&O costs paid to our Advisor	—
Net proceeds from our Offering	$2,138,439
Reimbursement of O&O costs owed to our Advisor	(75,250)
Net proceeds from our Offering	$2,063,189

The net offering proceeds raised in the Offering were used to fund the $2.0 million real estate acquisition deposit related to the Atlas Copco Property discussed above.

(c)    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page (included as Appendix B to prospectus, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on July 31, 2014, SEC File No. 333-194280)

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 12, 2014, SEC File No. 333-194280

10.1
First Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.2
Advisory Agreement by and between Griffin Capital Essential Asset REIT II, Inc. and Griffin Capital Essential Asset Advisor II, LLC, dated July 31, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.3
Griffin Capital Essential Asset REIT II, Inc. Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

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
101**
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended September 30, 2014 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	November 13, 2014	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)