Form 10-K
period 2014-12-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2015-03-10
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
1520 E. Grand Ave
El Segundo, California 90245
(Address of principal executive offices)

(310) 469-6100
(Registrant’s telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
__________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were no shares of the registrant’s common stock outstanding as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter.

As of March 6, 2015, there were 4,024,428 shares of Class A common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

Documents Incorporated by Reference:
None.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Griffin Capital Essential Asset REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

All forward-looking statements should be read in light of the risks identified in Part I, Item 1A of this Form 10-K.

PART I

ITEM 1. BUSINESS
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
Under our initial public offering ("Offering"), we are offering a maximum of $2,200,000,000 in shares of our common stock, consisting of $2,000,000,000 in shares of Class A common stock at $10.00 per share to be offered to the public in the primary public offering ("Primary Offering"), and $200,000,000 in shares of Class A common stock at $9.50 per share for sale pursuant to our distribution reinvestment plan ("DRP"). On July 31, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective and on September 23, 2014, we reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with our sponsor, and commenced operations at such point. On September 17, 2014, our board of directors declared distributions, and on October 1, 2014, we began paying distributions accruing from September 23, 2014, the date we commenced operations.
As of December 31, 2014, we had issued 1,128,440 shares of our Class A common stock for gross proceeds of $11,004,439, excluding shares of our Class A common stock issued pursuant to the DRP. As of December 31, 2014, 5,333 shares of Class A common stock had been issued pursuant to the DRP.
Investment Objectives
Overview
If we sell the maximum offering in our Offering, we estimate that approximately 89.00% of our gross offering proceeds will be available for investment. The remaining 11.00% will be used to pay sales commissions, dealer manager fees and other organization and offering expenses. We expect our acquisition fees and actual acquisition expenses to constitute approximately 2.59% of our gross offering proceeds, which will allow us to invest approximately 86.41% in real estate investments. Such net offering proceeds will be used to primarily invest in single tenant business essential properties in accordance with our investment objectives. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment Objectives
Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to our stockholders;

•	preserve and protect our stockholders' invested capital; and

•	achieve appreciation in the value of our properties over the long term.

We cannot assure our stockholders that we will attain these primary investment objectives.
Exchange Listing and Other Liquidity Events
Our board will determine when, and if, to apply to have our shares of common stock listed for trading on a national securities exchange, subject to satisfying then-existing applicable listing requirements. Subject to then-existing market conditions and the sole discretion of our board of directors, immediately after completion of the Offering we will consider the following potential liquidity events:

•	list our shares on a national securities exchange;

•	merge, reorganize or otherwise transfer our company or its assets to another entity with listed securities;

•	commence the sale of all of our properties and liquidate our company; or

•	otherwise create a liquidity event for our stockholders.
However, we cannot assure our stockholders that we will immediately achieve one or more of the above-described liquidity events following the completion of the Offering. If we determine that market conditions are not favorable for one of the above-described liquidity events, we also reserve the right to engage in a follow-on offering of stock. Our board of directors has the sole discretion to continue operations after completion of the Offering, including engaging in a follow-on offering, if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what you paid for your shares in the Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.
Investment Strategy
We will seek to acquire a portfolio consisting primarily of single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant business essential properties outside the United States. We intend to acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal and potential for increasing rent.
Our sponsor has been acquiring single tenant business essential properties for almost two decades. Our sponsor’s positive acquisition and ownership experience with single tenant business essential properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the essential nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.
We will seek to provide investors the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring primarily single tenant business essential assets;

•	stable cash flow backed by a portfolio of single tenant business essential real estate assets;

•	minimal exposure to operating and maintenance expense increases as we attempt to structure or acquire leases where the tenant assumes responsibility for these costs;

•	contractual lease rate increases enabling potential distribution growth and a potential hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.
We cannot assure our stockholders that any of the properties we acquire will result in the benefits discussed above.
General Acquisition and Investment Policies
We will seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.
Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:

•	tenant creditworthiness;

•	whether a property is essential to the business operations of the tenant;

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	projected net cash flow yield and internal rates of return;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital and tenant improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.
Description of Leases
We expect, in most instances, to acquire single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the tenant to pay two of those three expenses. In either instance, these leases will typically hold the landlord responsible for the roof and structure, or other major repairs and replacements with respect to the property, while the tenant is responsible for only those operating expenses specified in the lease.
To the extent we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant and we cannot predict at this time the exact terms of any future leases into which we will enter. We will weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, creditworthiness of the tenant, location of the property and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases with those tenants. Some of these limited negotiable terms include lease duration and special provisions on the recovery of operating expenses. In certain instances, we may be responsible for normal operating expenses up to a certain amount, which will reduce the amount of operating cash flow available for future investments.
We anticipate that many of our acquisitions will have lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Certain leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we may obtain, to the extent available, contingent liability and property insurance and flood insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In other instances, we directly procure commercial liability and property insurance covering the buildings for full replacement value. The cost of directly placed commercial liability and property insurance is recovered from the tenant as the lease permits. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants; however, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk.
Tenants will be required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates will be tracked and reviewed for compliance by our property manager.
Our Borrowing Strategy and Policies
We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly- or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties, and by guarantees or pledges of membership interests. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately between 40% and 50% leverage in connection with our acquisition strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess.
We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also invest in real estate in which the asset is subject to a long term ground lease.
We will make acquisitions of our real estate investments directly through Griffin Capital Essential Asset Operating Partnership II, L.P., our operating partnership, or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.
Real Property Investments
Our Advisor will be continually evaluating various potential property investments and engaging in discussions and negotiations with sellers, developers and potential tenants regarding the purchase and development of properties for us and other programs sponsored by our sponsor. At such time while the Offering is being conducted, if we believe that a reasonable probability exists that we will acquire a specific property, our prospectus will be supplemented to disclose the negotiations and pending acquisition of such property. We expect that this will normally occur upon the signing of a purchase agreement for the acquisition of a specific property, but may occur before or after such signing or upon the satisfaction or expiration of major contingencies in any such purchase agreement, depending on the particular circumstances surrounding each potential investment. A supplement to our prospectus will also describe any improvements proposed to be constructed thereon and other information that we consider appropriate for an understanding of the transaction. Further data will be made available after any pending acquisition is consummated, also by means of a supplement to our prospectus, if appropriate. YOU SHOULD

UNDERSTAND THAT THE DISCLOSURE OF ANY PROPOSED ACQUISITION CANNOT BE RELIED UPON AS AN ASSURANCE THAT WE WILL ULTIMATELY CONSUMMATE SUCH ACQUISITION OR THAT THE INFORMATION PROVIDED CONCERNING THE PROPOSED ACQUISITION WILL NOT CHANGE BETWEEN THE DATE OF THE SUPPLEMENT AND ANY ACTUAL PURCHASE. We intend to obtain what we believe will be adequate insurance coverage for all properties in which we invest. Some of our leases may require that we procure insurance for both commercial general liability and property damage; however, we expect that those leases will provide that the premiums will be fully reimbursable from the tenant. In such instances, the policy will list us as the named insured and the tenant as the additional insured. However, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high, even in instances where it may otherwise be available.
Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for its properties.
Conditions to Closing Acquisitions
We intend to obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	property surveys and site audits;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	tenant financial statements and information, as permitted;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.
Joint Venture Investments
We may acquire some of our properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria described elsewhere in this report.
We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions.
To the extent possible and if approved by our board of directors, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for our operating partnership’s units or to sell their interest to us in its entirety. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Advisor will result in certain conflicts of interest.
Construction and Development Activities
From time to time, we may construct and develop real estate assets or render services in connection with these activities. We may be able to reduce overall purchase costs by constructing and developing a property versus purchasing a completed property. Developing and constructing properties would, however, expose us to risks such as cost overruns, carrying costs of projects under construction or development, completion guarantees, availability and costs of materials and labor, weather conditions and government regulation. To comply with the applicable requirements under federal income tax law, we intend to limit our construction and development activities to performing oversight and review functions, including reviewing the construction design proposals, negotiating and contracting for feasibility studies and supervising compliance with local, state or federal laws and regulations, negotiating contracts, overseeing construction, and obtaining financing. In addition, we may use taxable REIT subsidiaries or certain independent contractors to carry out these oversight and review functions. We will retain independent contractors to perform the actual construction work.
Government Regulations
Our business will be subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.
We and any operating subsidiaries that we may form may be subject to state and local tax in states and localities in which they or we do business or own property. The tax treatment of us, our operating partnership, any operating subsidiaries we may form and the holders of our shares in local jurisdictions may differ from our federal income tax treatment.
Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we intend to acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to rent properties or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk.
Other Regulations
The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We intend to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.
Disposition Policies
We generally intend to hold each property we acquire for an extended period. However, we may sell a property at any time if, in our judgment, the sale of the property is in the best interests of our stockholders.
The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale.
We may sell assets to third parties or to affiliates of our Advisor. Our nominating and corporate governance committee of our board of directors, which is comprised solely of independent directors, must review and approve all transactions between us and our Advisor and its affiliates.
Investment Limitations in Our Charter
Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are those typically required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (NASAA REIT Guidelines). Pursuant to the NASAA REIT Guidelines, we will not:

•
Invest in equity securities unless a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction approve such investment as being fair, competitive and commercially reasonable.

•
Invest in commodities or commodity futures contracts, except for futures contracts when used solely for the purpose of hedging in connection with our ordinary business of investing in real estate assets and mortgages.

•	Invest in real estate contracts of sale, otherwise known as land sale contracts, unless the contract is in recordable form and is appropriately recorded in the chain of title.

•
Make or invest in mortgage loans unless an appraisal is obtained concerning the underlying property, except for those mortgage loans insured or guaranteed by a government or government agency. In cases where our independent directors determine, and in all cases in which the transaction is with any of our directors or our Advisor and its affiliates, we will obtain an appraisal from an independent appraiser. We will maintain such appraisal in our records for at least five years and it will be available to our stockholders for inspection and duplication. We will also obtain a mortgagee’s or owner’s title insurance policy as to the priority of the mortgage or condition of the title.

•
Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal, unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

•	Make or invest in mortgage loans that are subordinate to any mortgage or equity interest of any of our directors, our Advisor or their respective affiliates.

•	Make investments in unimproved property or indebtedness secured by a deed of trust or mortgage loans on unimproved property in excess of 10% of our total assets.

•	Issue equity securities on a deferred payment basis or other similar arrangement.

•	Issue debt securities in the absence of adequate cash flow to cover debt service.

•	Issue equity securities that are assessable after we have received the consideration for which our board of directors authorized their issuance.

•	Issue “redeemable securities” redeemable solely at the option of the holder, which restriction has no effect on our ability to implement our share redemption program.

•
Grant warrants or options to purchase shares to our Advisor or its affiliates or to officers or directors affiliated with our Advisor except on the same terms as options or warrants that are sold to the general public. Further, the amount of the options or warrants cannot exceed an amount equal to 10% of outstanding shares on the date of grant of the warrants and options.

•	Lend money to our directors, or to our Advisor or its affiliates, except for certain mortgage loans described above.
Changes in Investment Policies and Limitations
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our board of directors that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the board of directors. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.
Investments in Mortgages
While we intend to emphasize on equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status so long as our charter allows. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.
Affiliate Transaction Policy
Our board of directors has established a nominating and corporate governance committee, which will review and approve all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors will approve all transactions between us and our Advisor and its affiliates. We will not acquire any properties in which our sponsor, or its affiliates, owns an economic interest.

Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940 (1940 Act). Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.”  In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this report, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Code.
Employees
We have no employees. The employees of our Advisor provide management, acquisition, advisory and certain administrative services for us.
Industry Segments
We currently expect to operate in a single reportable segment, and as such, we will internally evaluate all of our properties and interests therein as one reportable segment.
Geographic Information
As of December 31, 2014, we did not own any properties.
ITEM 1A. RISK FACTORS
Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.
Risks Related to an Investment in Griffin Capital Essential Asset REIT II, Inc.
We have no prior operating history, and the prior performance of real estate investment programs sponsored by affiliates of our sponsor may not be an indication of our future results.
We have no prior operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our sponsor to predict our future results. We were incorporated in November 2013. As of December 31, 2014, we have not made any investments in real estate or otherwise and do not own any properties. The prior performance of real estate investment programs sponsored by affiliates of our sponsor may not be indicative of our future results.
Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:

•	identify and acquire investments that further our investment objectives;

•	increase awareness of the "Griffin Capital Essential Asset REIT II, Inc." name within the investment products market;

•	expand and maintain our network of participating broker-dealers;

•	attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and

•	continue to build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investments.
There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for stockholders to sell their shares. Our charter does not require us to pursue a liquidity transaction at any time.
There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase a stockholder's shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder's ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption program upon 30 days' notice. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that a stockholder's shares would not be accepted as the primary collateral for a loan. Stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if stockholders are able to sell their shares under the program, they may not be able to recover the amount of their investment in our shares.
Even though our share redemption program may provide stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days' notice. Redemption of shares, when requested, will generally be made on the last business day of the calendar month following the end of the calendar quarter. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our distribution reinvestment plan. Therefore, in making a decision to purchase our shares, stockholders should not assume that they will be able to sell any of their shares back to us pursuant to our share redemption program at any particular time or at all.
Until we provide our first estimated valuation, we will generally use the gross offering price of a share of the common stock in our offering as the per share estimated value thereof, subject to then-applicable FINRA and SEC rules and regulations. Because this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets, stockholders will not be able to determine the net asset value of their shares on an ongoing basis during our public offering.
We expect to provide our first estimated valuation within two years of the date that we reached the minimum offering amount and broke escrow in our public offering, subject to then-applicable FINRA and SEC rules and regulations. Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds a stockholder would receive upon our liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.
We may pay distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our public offering. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and we may use an unlimited amount from any source to pay our distributions, and it is likely that we will use the offering proceeds to fund a majority of our initial distributions. If we pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain.
We may be unable to pay or maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our board of directors in establishing the distribution rate to stockholders.
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2014, we do not own any properties or have any investments. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, stockholders will have to rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
Because our public offering is a "blind pool" offering, stockholders will not have the opportunity to evaluate the investments we will make with the proceeds of our public offering before they purchase shares.
As of December 31, 2014, we do not own any properties. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offering, and we have not definitively identified any investments that we will make with the proceeds of our public offering, other than those disclosed in our prospectus and supplements thereto. We are therefore generally unable to provide stockholders with information to evaluate our potential investments with the proceeds of our public offering prior to their purchase of shares. Additionally, we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties. Stockholders must rely on our board of directors and our Advisor to evaluate our investment opportunities, and we are subject to the risk that our board or our Advisor may not be able to achieve our objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions and the value of a stockholder's investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"). Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions and the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of a stockholder's capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions and the value of a stockholder's investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, Joseph E. Miller, David C. Rupert, Mary P. Higgins, Howard S. Hirsch, Don G. Pescara, and Julie A. Treinen, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, we do not intend to separately maintain key person life insurance on any of these individuals, with the exception of Kevin A. Shields, which policy is owned by our sponsor. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations.
We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. Thus, the success of our business will depend in large part on the ability of our Advisor to manage our operations. Any adversity experienced by our Advisor or problems in our relationship with our Advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders.
We are an "emerging growth company" under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an "emerging growth company," as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new requirements adopted by the Public Company Accounting Oversight Board, or the PCAOB, which require mandatory audit firm rotation or a supplement to the auditor's report in which the auditor must provide additional information about the audit and the issuer's financial statements, (3) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (4) provide certain disclosures relating to executive compensation generally required for larger public companies or (5) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an "emerging growth company" can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we are electing to "opt out" of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
Increases in interest rates may adversely affect the demand for our shares.
One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in our offering, which could result in higher leverage or a less diversified portfolio of real estate.

We rely upon our Advisor and our sponsor to carry out our operations, and some of our sponsor's prior private real estate programs have suffered material adverse business developments.
In recent years, some of our sponsor's private real estate programs have experienced adverse business developments due to tenant vacancy or bankruptcy, as well as lender foreclosure and litigation involving our sponsor.  These adverse developments have resulted in losses or potential losses for investors.  We cannot guarantee that we will achieve our investment objectives.
Risks Related to Conflicts of Interest
Our sponsor, Advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers, sponsors, and co-sponsors to some or all of 14 other programs and partnerships affiliated with our sponsor, including GCEAR and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on a stockholder's investment may suffer.
In addition, our dealer manager has entered into a dealer manager agreement to serve as dealer manager for GCEAR and GAHR III and may potentially enter into dealer manager agreements to serve as dealer manager for other issuers affiliated with our sponsor. As a result, our dealer manager will have contractual duties to these issuers, which contractual duties may conflict with the duties owed to us. The duties owed to these issuers could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and these issuers. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager's personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders, and to maintain or increase the value of our assets.
Our officers and one of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.
Our executive officers and one of our directors are also officers of our sponsor, our Advisor, our property manager, our dealer manager and other affiliated entities, including GCEAR. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our dealer manager and property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with GCEAR, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including GCEAR, a public non-traded REIT with a real estate portfolio in excess of $2.0 billion. Our sponsor, Advisor and their affiliates are actively involved in 14 other affiliated real estate programs, including two other partnership entities which own properties and 10 tenant-in-common and DST programs that may compete with us or otherwise have similar business interests, including GAHR II and GAHR III. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and a reduction in the value of our stockholders' investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders' investments.
Our Advisor will face conflicts of interest relating to the incentive distribution structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to our operating partnership agreement, our Advisor and its affiliates will be entitled to distributions that are structured in a manner intended to provide incentives to our Advisor to perform in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm's-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to distributions. In addition, our Advisor's entitlement to distributions upon the sale of our assets and to participate in sale proceeds could result in our Advisor recommending sales of our investments at the earliest possible time at which sales of investments would produce the level of return that would entitle our Advisor to compensation relating to such sales, even if continued ownership of those investments might be in our best long-term interest.
Our operating partnership agreement will require us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. The subordinated distribution will provide a 15% subordinated return to the Advisor only in the event that stockholders receive a return of their invested capital plus a 6% cumulative, non-compounded annual return from inception through the termination date. To avoid paying this distribution, our board of directors may decide against terminating the advisory agreement prior to our listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated Advisor.
Our Advisor will face conflicts of interest relating to joint ventures that we may form with affiliates of our Advisor, which conflicts could result in a disproportionate benefit to other joint venture partners at our expense.
We may enter into joint ventures with other programs sponsored by our sponsor, including other REITs, for the acquisition, development or improvement of properties. Our Advisor may have conflicts of interest in determining which program sponsored by our sponsor should enter into any particular joint venture agreement. The co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. In addition, our Advisor may face a conflict in structuring the terms of the relationship between our interests and the interest of the affiliated co-venturer and in managing the joint venture. Since our Advisor and its affiliates will control both the affiliated co-venturer and, to a certain extent, us, agreements and transactions between the co-venturers with respect to any such joint venture will not have the benefit of arm's-length negotiation of the type normally conducted between unrelated co-venturers, which may result in the coventurer receiving benefits greater than the benefits that we receive. In addition, we may assume liabilities related to the joint venture that exceed the percentage of our investment in the joint venture, and this could reduce the returns on our stockholders' investments.
There is no separate counsel for us and our affiliates, which could result in conflicts of interest.
Baker, Donelson, Bearman, Caldwell & Berkowitz, PC (Baker Donelson) acts as legal counsel to us and also represents our sponsor, Advisor, our dealer manager and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Baker Donelson may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent,

Baker Donelson may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
Risks Related to Our Corporate Structure
If we internalize our management functions, we could incur significant costs associated with being self-managed.
If we internalize our management functions, our direct expenses would increase, including general and administrative costs, such as legal, accounting, and other expenses related to corporate governance, SEC reporting, and compliance. We would also incur the compensation and benefits costs of our officers and other employees and consultants that are now paid by our Advisor or its affiliates. In addition, we may issue equity awards to officers, employees and consultants, which awards would decrease net income and may further dilute a stockholder's investment. If the expenses we assume as a result of an internalization are higher than the expenses we no longer pay to our Advisor as a result of an internalization, our net income per share may be lower, potentially decreasing the amount of funds available to distribute to stockholders.
As currently organized, we do not directly have any employees. If we elect to internalize our operations, we would employ personnel and would be subject to potential liabilities commonly faced by employers, such as worker's disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances which may increase our costs.
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
In order for us to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 900,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
We are not afforded the protection of Maryland law relating to business combinations.
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our board of directors. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business.
We do not intend to register as an investment company under the Investment Company Act of 1940 (1940 Act). As of December 31, 2014, we have no real estate assets, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate. If we are unable to remain fully invested in real estate holdings, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders' returns.
To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder's vote on a particular matter may be superseded by the vote of other stockholders.
Our stockholders may vote on certain matters at any annual or special meeting of stockholders, including the election of directors. However, our stockholders will be bound by the majority vote on matters requiring approval of a majority of the stockholders even if they do not vote with the majority on any such matter.
If stockholders do not agree with the decisions of our board of directors, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.
Our board of directors determines our major policies, including our policies regarding investments, operations, capitalization, financing, growth, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our board of directors may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•	our liquidation or dissolution; and

•	any merger, consolidation or sale or other disposition of substantially all of our assets.
All other matters are subject to the discretion of our board of directors. Therefore, our stockholders are limited in their ability to change our policies and operations.
Our rights and the rights of our stockholders to recover claims against our officers, directors and our Advisor are limited, which could reduce our stockholders' and our recovery against them if they cause us to incur losses.
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter, in the case of our directors, officers, employees and agents, and the advisory agreement, in the case of our Advisor, requires us to indemnify our directors, officers, employees and agents and our Advisor and its affiliates for actions taken by them in good faith and without negligence or misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Advisor and its affiliates, than might otherwise exist under common law, which could reduce our stockholders' and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Advisor in some cases which would decrease the cash otherwise available for distribution to stockholders.
Our board of directors may change any of our investment objectives, including our focus on single tenant business essential properties.
Our board of directors may change any of our investment objectives, including our focus on single tenant business essential properties. If stockholders do not agree with a decision of our board to change any of our investment objectives, they only have limited control over such changes. Additionally, we cannot assure stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to stockholders.
Our stockholders' interests in us will be diluted as we issue additional shares.
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our public offering or sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our public offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares.
Payment of substantial fees and expenses to our Advisor and its affiliates will reduce cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.
We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.
The gross proceeds of our public offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. Sources of debt or equity for future funding may not be available to us on favorable terms or at all. If, however, we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.
Our Advisor may receive economic benefits from its status as a special limited partner without bearing any of the risk associated with owning properties.
Our Advisor is a special limited partner in our operating partnership. As the special limited partner, our Advisor may be entitled to receive certain distributions, including an incentive distribution of net proceeds from the sale of properties after we have received and paid to our stockholders the threshold return. We will bear all of the risk associated with the properties but, as a result of the incentive distributions to our Advisor, we may not be entitled to all of the operating partnership's proceeds from a property sale and certain other events.
Risks Related to Investments in Single Tenant Real Estate
Many of our properties will depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant, including those caused by the current economic climate.
We expect that many of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties will be materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing economic uncertainty affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic climate. Lease payment defaults by tenants, including those caused by the current economic climate, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to stockholders. In the event of a bankruptcy, we cannot assure stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to stockholders may be adversely affected. Further, our lenders may have a first priority claim to any recovery under the leases, any guarantees and any credit support, such as security deposits and letters of credit.
Net leases may not result in fair market lease rates over time.
We expect a large portion of our rental income to come from net leases. Net leases are typically (1) longer lease terms; (2) fixed rental rate increases during the primary term of the lease; and (3) fixed rental rates for initial renewal options, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
Our real estate investments may include special use single tenant properties that may be difficult to sell or re-lease upon tenant defaults or early lease terminations.
We focus our investments on commercial and industrial properties, a number of which may include manufacturing facilities and special use single tenant properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed or, in the case of a mortgage loan, if we take such property in foreclosure, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or re-lease properties and adversely affect returns to stockholders.
A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
In the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately effects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio.
If a sale-leaseback transaction is recharacterized in a tenant's bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to stockholders.
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
Our operating results will be subject to risks generally incident to the ownership of real estate, including, and without limitation:

•	changes in general economic or local conditions;

•	changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;

•	changes in tax, real estate, environmental and zoning laws;

•	changes in property tax assessments and insurance costs;

•	increases in interest rates and tight money supply; and

•	loss of entitlements.
These and other reasons may prevent us from being profitable or from realizing growth or maintaining the value of our real estate properties.
We may obtain only limited warranties when we purchase a property.
The seller of a property will often sell such property in its "as is" condition on a "where is" basis and "with all faults," without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, most sellers of large commercial properties are special purpose entities without significant assets other than the property itself. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to stockholders.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to stockholders.
In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure stockholders that we will have funds available to correct such defects or to make such improvements.
In acquiring a property, we may agree to restrictions that prohibit the sale of that property for a period of time or impose other restrictions, such as a limitation on the amount of debt that can be placed or repaid on that property. These provisions would also restrict our ability to sell a property.
We may not be able to sell our properties at a price equal to, or greater than, the price for which we purchased such properties, which may lead to a decrease in the value of our assets.
We may be purchasing our properties at a time when capitalization rates are at historically low levels and purchase prices are high. Therefore, the value of our properties may not increase over time, which may restrict our ability to sell our properties, or in the event we are able to sell such property, may lead to a sale price less than the price that we paid to purchase the properties.
We may acquire or finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.
Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders' best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders' best interests.
Adverse economic conditions may negatively affect our property values, returns and profitability.
Recent geopolitical events have exacerbated the general economic climate that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with reduced availability of debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past few years than in prior periods. As a result, this slowdown has reduced demand for space and removed support for rents and property values. The following market and economic challenges may adversely affect our property values or operating results:

•	poor economic times may result in a tenant's failure to meet its obligations under a lease or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases;

•	increase in the cost of supplies and labor that impact operating expenses; and

•
increased insurance premiums, resulting in part from the increased risk of terrorism, may reduce funds available for distribution, or, to the extent we are able to pass such increased insurance premiums on to our tenants, may increase tenant defaults.

A continuing environment of declining prices could further weaken real estate markets. We do not know how long the slowdown will last, or when, or even if, real estate markets will return to more normal conditions. Since we cannot predict when real estate markets may recover, the value of the properties we acquire may decline if market conditions persist or worsen. Further, the results of operations for a property in any one period may not be indicative of results in future periods, and the long-term performance of such property generally may not be comparable to, and cash flows may not be as predictable as, other properties owned by third parties in the same or similar industry. The already weak conditions in the real estate markets could be further exacerbated by a deterioration of national or regional economic conditions. Our property values and operations could be negatively affected to the extent that current economic conditions are prolonged or become more severe.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, we could lose invested capital and anticipated profits.
Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
Delays in the acquisition, development and construction of properties may have adverse effects on our results of operations and returns to stockholders.
Delays we encounter in the selection, acquisition and development of real properties could adversely affect our stockholders' returns. Investments in unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our builders' ability to build in conformity with plans, specifications, budgets and timetables. If a builder fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance. A builder's performance may also be affected or delayed by conditions beyond the builder's control.
Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and lease available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
Costs of complying with governmental laws and regulations, including those relating to environmental matters, may adversely affect our income and the cash available for distribution.
All real property we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and human health and safety. These laws and regulations generally govern wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials, and the remediation of contamination associated with disposals. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. This liability could be substantial. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
Some of these laws and regulations have been amended so as to require compliance with new or more stringent standards as of future dates. Compliance with new or more stringent laws or regulations or stricter interpretation of existing laws may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. Additionally, our tenants' operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. In addition, there are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions to stockholders and may reduce the value of our stockholders' investments.
We cannot assure stockholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted, or what environmental conditions may be found to exist in the future. We cannot assure stockholders that our business, assets, results of operations, liquidity or financial condition will not be adversely affected by these laws, which may adversely affect cash available for distribution, and the amount of distributions to stockholders.
Our costs associated with complying with the Americans with Disabilities Act may affect cash available for distribution.
Our properties will be subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities" that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA's requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to stockholders.
If we sell properties by providing financing to purchasers, defaults by the purchasers would adversely affect our cash flows.
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to stockholders.
We will be subject to risks associated with the co-owners in our co-ownership arrangements that otherwise may not be present in other real estate investments.
We may enter into joint ventures or other co-ownership arrangements with respect to a portion of the properties we acquire. Ownership of co-ownership interests involves risks generally not otherwise present with an investment in real estate such as the following:

•	the risk that a co-owner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•	the risk that a co-owner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives;

•	the risk that disputes with co-owners may result in litigation, which may cause us to incur substantial costs and/or prevent our management from focusing on our business objectives;

•
the possibility that an individual co-owner might become insolvent or bankrupt, or otherwise default under the applicable mortgage loan financing documents, which may constitute an event of default under all of the applicable mortgage loan financing documents or allow the bankruptcy court to reject the tenants-in-common agreement or management agreement entered into by the co-owner owning interests in the property;

•
the possibility that a co-owner might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the mortgage loan financing documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•
the risk that a co-owner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable mortgage loan financing documents, violate applicable securities laws and otherwise adversely affect the property and the co-ownership arrangement; or

•
the risk that a default by any co-owner would constitute a default under the applicable mortgage loan financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the co-owner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders.
In the event that our interests become adverse to those of the other co-owners, we may not have the contractual right to purchase the co-ownership interests from the other co-owners. Even if we are given the opportunity to purchase such co-ownership interests in the future, we cannot guarantee that we will have sufficient funds available at the time to purchase co-ownership interests from the co-owners.
We might want to sell our co-ownership interests in a given property at a time when the other co-owners in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright.
Risks Associated with Debt Financing
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders' investments.
Although, technically, our board may approve unlimited levels of debt, our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders' investments.
We may incur mortgage indebtedness and other borrowings, which may increase our business risks.
We may place permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties as funds are being raised in our public offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.
We intend to incur indebtedness secured by our properties, which may result in foreclosure.

Most of our borrowings to acquire properties will be secured by mortgages on our properties. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could adversely affect distributions to our stockholders. To the extent lenders require us to cross-collateralize our properties, or our loan agreements contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure.
High interest rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire and the amount of cash distributions we can make.
If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the loans come due, or of being unable to refinance at cost effective rates. If interest rates are higher when the properties are refinanced, we may not be able to finance the properties and our income could be reduced. If any of these events occur, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to our stockholders and may hinder our ability to raise more capital by issuing more stock or by borrowing more money.
If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could reduce the amount of distributions we pay to stockholders and decrease the value of our stockholders' investments.
We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, all of our properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of distributions we pay to stockholders and decrease the value of our stockholders' investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to stockholders.
We expect that we will incur indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders.
Domestic and international financial markets recently experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Federal Income Tax Risks
Failure to qualify as a REIT would adversely affect our operations and our ability to make distributions as we will incur additional tax liabilities.
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including our public offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and subject to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (1) 85% of our ordinary income, (2) 95% of our capital gain net income, and (3) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on acquisitions of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our public offering) or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital for federal income tax purposes.
If our operating partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders' investments. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Stockholders may have tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our distribution reinvestment plan, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, a stockholder may have to use funds from other sources to pay its tax liability on the value of the common stock received.
In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a "prohibited transaction" will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the operating partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders.
We may be required to pay some taxes due to actions of our taxable REIT subsidiary which would reduce our cash available for distribution to stockholders.
Any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We intend to elect to treat Griffin Capital Essential Asset TRS II, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as UBTI if shares of our common stock are predominately held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT share ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as UBTI;

•	part of the income and gain recognized by a tax exempt investor with respect to our common stock would constitute UBTI if the investor incurs debt in order to acquire the common stock; and

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (c)(9), (c)(17) or (c)(20) of the Code may be treated as UBTI.

Complying with the REIT requirements may cause us to forego otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
Legislative or regulatory action could adversely affect investors.
Individuals with incomes below certain thresholds are subject to taxation at a 15% qualified dividend rate. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, which currently are as high as 39.6%. This disparity in tax treatment may make an investment in our shares comparatively less attractive to individual investors than an investment in the shares of non-REIT corporations, and could have an adverse effect on the value of our common stock. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.

Foreign purchasers of our common stock may be subject to FIRPTA tax upon the sale of their shares.
A foreign person disposing of a U.S. real property interest, including shares of a U.S. corporation whose assets consist principally of U.S. real property interests, is generally subject to a tax, known as FIRPTA tax, on the gain recognized on the disposition. Such FIRPTA tax does not apply, however, to the disposition of stock in a REIT if the REIT is "domestically controlled." A REIT is "domestically controlled" if less than 50% of the REIT's stock, by value, has been owned directly or indirectly by persons who are not qualifying U.S. persons during a continuous five-year period ending on the date of disposition or, if shorter, during the entire period of the REIT's existence.
We cannot assure stockholders that we will qualify as a "domestically controlled" REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 5% of the value of our outstanding common stock.
ERISA Risks
There are special considerations that apply to employee benefit plans, IRAs or other tax-favored benefit accounts investing in our shares which could cause an investment in our shares to be a prohibited transaction which could result in additional tax consequences.
If stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other qualified retirement plan or the assets of an IRA in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan's investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or IRA;

•	their investment will not produce UBTI for the plan or IRA;

•	they will be able to value the assets of the plan annually in accordance with ERISA requirements; and

•	their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.
Persons investing the assets of employee benefit plans should consider ERISA risks of investing in the shares.
ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a "party-in-interest" or "disqualified person" with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a "party-in-interest" or "disqualified person" with respect to the plan and, if so, whether an exception from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exceptions available, and thereby prevent our assets as being treated as assets of any investing plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2014, we did not own any properties.

ITEM 3. LEGAL PROCEEDINGS

(a)    From time to time, we may become subject to legal proceedings, claims and litigation arising in the ordinary course of our business. We are not a party to any material legal proceedings, nor are we aware of any pending or threatened litigation that would have a material adverse effect on our business, operating results, cash flows or financial condition should such litigation be resolved unfavorably.

(b)    None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of March 6, 2015, we had 4,024,428 Class A shares of common stock outstanding, including 15,724 Class A shares of common stock issued pursuant to our distribution reinvestment plan, held by a total of 885 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our Class A common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans subject to the annual reporting requirements of ERISA and Account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including Account trustees and custodians) who identify themselves to us and request the reports. Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds a stockholder would receive upon our liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.
As required by recent amendments to rules promulgated by FINRA, we expect to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our DRP, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of our Offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders’ customer account statements will include a value per share that is less than the offering price, because the amendment requires the “value” on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses. When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial appraisal, appraisals will be done annually and may be done on a quarterly rolling basis. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
With respect to any estimate of the value of our common stock, there can be no assurance that the estimated value, or method used to estimate value, would be sufficient to enable an ERISA fiduciary or an IRA custodian to comply with the ERISA or other regulatory requirements. The DOL or the IRS may determine that a plan fiduciary or an IRA custodian is required to take further steps to determine the value of our shares.
For purposes of the preceding paragraphs, “Plans” include tax-qualified pension, stock bonus or profit-sharing plans, employee benefit plans described in Section 3(3) of ERISA, and annuities described in Section 403(a) or (b) of the Code, and “Accounts” include an individual retirement account or annuity described in Sections 408 or 408A of the Code (also known as IRAs), an Archer MSA described in Section 220(d) of the Code, a health savings account described in Section 223(d) of the Code, and a Coverdell education savings account described in Section 530 of the Code.

Distributions
We expect to make an election to be taxed as a REIT under Sections 856 through 860 of the Code and expect to be taxed as such commencing not later than our taxable year ending December 31, 2015. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.
Distributions to stockholders are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We will notify stockholders of the taxability of distributions in January of the subsequent year for distributions paid during the preceding year, whether in cash or shares issued pursuant to the distribution reinvestment plan.
All distributions were paid from proceeds raised in our Offering. The following table shows the distributions we have declared and paid through December 31, 2014:

Quarter	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)		Distributions Declared per Common Share (2)
3rd Quarter 2014	$211	$2,493	(3)	$0.12
4th Quarter 2014	$2,772	$69,316		$0.14

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.

(3)	Distributions were first paid on October 1, 2014, for the period from September 23, 2014, the date we satisfied the minimum offering requirements, through September 30, 2014.
Securities Authorized for Issuance under Equity Compensation Plans
On April 22, 2014, our board of directors adopted our Employee and Director Long-Term Incentive Plan (the “Plan”) in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue stock-based awards to our directors and full-time employees (should we ever have employees), executive officers and full-time employees of our Advisor and its affiliates that provide services to us and who do not have any beneficial ownership of our Advisor and its affiliates, entities and full-time employees of entities that provide services to us, and certain consultants to us, our Advisor and its affiliates that provide services to us.
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2014.
In the event of an “equity restructuring” (meaning a nonreciprocal transaction between us and our stockholders that causes the per-share fair market value of the shares of stock underlying an award to change, such as a stock dividend, stock split, spinoff, rights offering, or recapitalization through a large, nonrecurring cash dividend), then the number of shares of stock and the class(es) of stock subject to the plan and each outstanding award and the exercise price (if applicable) of each outstanding award shall be proportionately adjusted. Upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our assets, that, in each case, is not an equity restructuring, appropriate adjustments as to the number and kind of shares and exercise prices will be made either by our compensation committee or by such surviving entity. Such adjustment may provide for the substitution of such awards with new awards of the successor entity or the assumption of such awards by such successor entity. Alternatively, rather than providing for the adjustment, substitution or assumption of awards, the compensation committee may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the compensation committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.
In the event that the compensation committee, when formed, determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
The following table provides information about the common stock that may be issued under the Plan as of December 31, 2014:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	113,377
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	113,377

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2014, we had 1,133,773 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan.

Recent Sales of Unregistered Securities
During the fourth quarter of 2014, there were no sales of unregistered securities.
Use of Proceeds from Registered Securities
We registered $2,200,000,000 in shares of our common stock in our current public offering (SEC File No. 333-194280, effective July 31, 2014; amended on December 5, 2014 in which the Class T common stock was removed, prior to any Class T shares being issued, at the direction of the board of directors), consisting of $2,000,000,000 in shares of Class A common stock at an offering price of $10.00 per share to be offered to the public in the primary public offering, and $200,000,000 in shares of Class A common stock to be offered pursuant to our distribution reinvestment plan at a price of $9.50 per share.
As of December 31, 2014, we had received aggregate gross proceeds from our offering of $11.0 million from the sale of 1,128,440 shares of our Class A common stock and $50,666 from the issuance of 5,333 shares of our Class A common stock pursuant to the distribution reinvestment plan. Our equity raise as of December 31, 2014 resulted in the following:

Common shares issued in our Offering	1,128,440
Common shares issued in our Offering pursuant to the DRP	5,333
Total common shares outstanding in our Offering	1,133,773
Gross proceeds from our Offering	$11,004,439
Gross proceeds from our Offering from shares issued pursuant to our DRP	50,666
Total gross proceeds from our Offering	11,055,105
Selling Commissions and Dealer Manager fees paid and incurred	(848,380)
Reimbursement of O&O costs paid to our Advisor	—
Net proceeds paid from our Offering	10,206,725
Reimbursement of O&O costs owed to our Advisor	(385,155)
Net proceeds from our Offering	$9,821,570
The net offering proceeds raised in the Offering were primarily used to fund the $2.0 million real estate acquisition deposit related to the Atlas Copco Property and the $1.9 million in closing costs related to the KeyBank Revolving Credit Facility. The balance of the net offering proceeds are held in cash for future real estate acquisitions and other obligations we incur. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained in this report.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
Our board of directors has adopted a share redemption program that enables our stockholders to sell their shares to us in limited circumstances. Our share redemption program permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to the significant conditions and limitations described below.
Our common stock is currently not listed on a national securities exchange, and we will not seek to list our stock until such time as our independent directors believe that the listing of our stock would be in the best interest of our stockholders. In order to provide stockholders with the benefit of interim liquidity, stockholders who have held their shares for at least one year may present all or a portion, consisting of at least 25%, of the holder’s shares to us for redemption at any time in accordance with the procedures outlined below. At that time, we may, subject to the conditions and limitations described below, redeem the shares presented for redemption for cash to the extent that we have sufficient funds available to us to fund such redemption. We will not pay to our board of directors, our Advisor or their affiliates any fees to complete any transactions under our share redemption program.
The redemption price per share will depend on the length of time you have held such shares as follows (in each case, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to our common stock):

•	90% of the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	95% of the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	97.5% of the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	100% of the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.
The redemption price per share as described above for shares repurchased will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While our board does not have specific criteria for determining a special distribution, we expect that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. Our board may change the redemption price per share at any time by providing 30 days’ notice to our stockholders. Our board of directors may also choose to amend, suspend or terminate our share redemption program upon 30 days’ notice at any time. Our board will announce any redemption price changes and the time period of its effectiveness as a part of its regular communications with our stockholders.
Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, we may waive the one-year holding period in the event of the death, disability or bankruptcy of a stockholder. Shares redeemed in connection with the death or disability of a stockholder may be repurchased at a purchase price equal to the price actually paid for the shares.
During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our distribution reinvestment plan.
We will redeem our shares on the last business day of the month following the end of each quarter. Requests for redemption would have to be received on or prior to the end of the quarter in order for us to repurchase the shares as of the end of the next month. You may withdraw your request to have your shares redeemed at any time prior to the last day of the applicable quarter.
If we could not purchase all shares presented for redemption in any quarter, based upon insufficient cash available and the limit on the number of shares we may redeem during any calendar year, we would attempt to honor redemption requests on a pro rata basis. We would treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. At such time, stockholders may then (1) withdraw their request for redemption at any time prior to the last day of the new quarter or (2) ask that we honor their request at such time, if any, when sufficient funds become available. Such pending requests will generally be honored on a pro rata basis. We will determine whether we have sufficient funds available as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date. The redemption price per share will be determined on the date of redemption.
We will be required to discontinue sales of shares under our distribution reinvestment plan on the earlier of July 31, 2016, which is two years from the effective date of this offering, or the date we sell $200,000,000 in shares under the plan, unless we file a new registration statement with the SEC and applicable states. Because the redemption of shares will be funded with the net proceeds we receive from the sale of shares under our distribution reinvestment plan, the discontinuance or termination of our distribution reinvestment plan will adversely affect our ability to redeem shares under our share redemption program. We would notify stockholders of such developments (1) in the annual or quarterly reports mentioned above or (2) by means of a separate mailing to stockholders, accompanied by disclosure in a current or periodic report under the Exchange Act. During this offering, we would also include this information in a prospectus supplement or post-effective amendment to the registration statement, as then-required under federal securities laws.
Our share redemption program is only intended to provide interim liquidity for stockholders until a liquidity event occurs, such as the listing of our shares on a national securities exchange, or our merger with a listed company. Our share redemption program will be terminated if our shares become listed on a national securities exchange. We cannot guarantee that a liquidity event will occur.
The shares we redeem under our share redemption program will be cancelled and return to the status of authorized but unissued shares. We do not intend to resell such shares to the public unless they are first registered with the SEC under the Securities Act and under appropriate state securities laws or otherwise sold in compliance with such laws.
During the year ended December 31, 2014, no shares were eligible for redemption and we did not redeem any shares under our share redemption program.
ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

For the Year Ended
December 31, 2014
Operating Data
Loss from operations	$(438,806)
Net loss	(494,592)
Net loss attributable to common stockholders	(436,616)
Net loss attributable to common stockholders per Class A share, basic and diluted	(2.90)
Distributions declared per common share	0.26
Balance Sheet Data
Total assets	$10,588,267
Total liabilities	1,057,440
Redeemable common stock	50,666
Total stockholders’ equity	9,341,120
Total equity	9,480,161
Other Data
Net cash provided by operating activities	$53,765
Net cash used in investing activities	(2,000,000)
Net cash provided by financing activities	7,916,552

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report. As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT II, Inc.

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

Under our initial public offering ("Offering"), we are offering a maximum of $2,200,000,000 in shares of our common stock, consisting of $2,000,000,000 in shares of Class A common stock at $10.00 per share to be offered to the public in the primary public offering ("Primary Offering"), and $200,000,000 in shares of Class A common stock at $9.50 per share for sale pursuant to our distribution reinvestment plan ("DRP").

On July 31, 2014, the Securities and Exchange Commission (“SEC”) declared our registration statement effective and on September 23, 2014, we reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with our sponsor, and commenced operations at such point. On September 17, 2014, our board of directors declared distributions, and on October 1, 2014, we began paying distributions accruing from September 23, 2014, the date we commenced operations.

As of December 31, 2014, we had issued 1,128,440 shares of our Class A common stock for gross proceeds of $11,004,439, excluding shares of our Class A common stock issued pursuant to the DRP. As of December 31, 2014, 5,333 shares of Class A common stock had been issued pursuant to the DRP.

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

KeyBank Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into a revolving credit agreement (the “KeyBank Revolving Credit Facility”) co-lead by KeyBank, as administrative agent, and JPMorgan Chase Bank, as syndication agent, along with a syndicate of lenders. Pursuant to the KeyBank Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The KeyBank Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the KeyBank Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the KeyBank Revolving Credit Facility.
The KeyBank Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the KeyBank Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the KeyBank Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the KeyBank Revolving Credit Facility are interest only and are due on the first day of each quarter.
The KeyBank Revolving Credit Facility is initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. Upon the occurrence of certain conditions set forth in the credit agreement, the security for the KeyBank Revolving Credit Facility will be released, at our request, provided there is no event of default then existing, and the facility will then be deemed an unsecured revolver.
As of December 31, 2014, we had not drawn any funds pursuant to the KeyBank Revolving Credit Facility.
Other Potential Future Sources of Capital

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

Short-Term Liquidity and Capital Resources

We expect to meet our short-term operating liquidity requirements from advances from our Advisor and its affiliates, proceeds received in the Offering and operating cash flows generated from properties we acquire in the future. Any advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus. Our advisory agreement provides that expenses advanced to us by our Advisor shall be reimbursed no less frequently than monthly. The offering and organizational costs associated with the public offering were initially paid by our Advisor and will be reimbursed by us, up to (i) 3.5% of the gross offering proceeds raised by us in the terminated or completed offering for the issuer’s organizational and offering costs (excluding sales commissions and dealer manager fees), or (ii) 15.0% of the gross offering proceeds raised by us in the terminated or completed offering for all organizational and offering costs, including sales commissions and dealer manager fees. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs). Operating cash flows are expected to increase as properties are acquired.

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

Since we had not yet acquired properties as of December 31, 2014, our distributions since commencing operations on September 23, 2014 were funded from offering proceeds as opposed to operating cash flow, and thus are considered a return of capital to the stockholders. Until we acquire properties, distributions will be considered a return of capital as we will not have operating cash flow. As we acquire properties, we may not be able to fund distributions entirely with the operating cash flow generated from the properties as we issue additional shares. In this case, distributions will be funded from both operating cash flow and offering proceeds until which time there is sufficient operating cash flow to fund distributions. The amount of distributions funded from offering proceeds will be considered a return of capital to the stockholders.
As of December 31, 2014 we had not acquired any properties. Therefore, all distributions to common stockholders and noncontrolling interests were paid with proceeds raised in our Offering.
Results of Operations
Overview
On September 23, 2014, we satisfied our minimum offering requirement and commenced operations; however, as of December 31, 2014, we had no properties, and therefore had not generated rental revenue or incurred property operating expenses.

General and Administrative Expenses

For the year ended December 31, 2014, general and administrative expenses were approximately $438,800, consisting mostly of organizational costs associated with the public offering ($78,600), directors' and officers' liability insurance ($152,500), professional and legal fees ($125,000), and board of directors fees ($60,500). We expect general and administrative expenses to increase in future periods as we make investments.

Interest Expense

For the year ended December 31, 2014, interest expense was approximately $55,800, consisting of the KeyBank Revolving Credit Facility unused commitment fee ($34,700) and deferred financing costs amortization ($21,100).

Potential Acquisitions

On September 19, 2014, our board of directors approved the potential acquisition of a to-be-built, 312,000 square foot distribution warehouse located in Groveport, Ohio which will be fully leased to Exel Inc. (the "Exel Property"). The purchase price of the Exel Property is $16.148 million, plus closing costs and acquisition fees. We expect this acquisition to close in the second quarter of 2015 and to fund such acquisition with a draw from the KeyBank Credit Facility and net proceeds from our Primary Offering.

On September 19, 2014, our board of directors approved the potential acquisition of a 120,000 square foot office/R&D facility that is currently under construction and is located in Auburn Hills, Michigan which will be fully leased to Atlas Copco Tools & Assembly Systems LLC (the "Atlas Copco Property"). The purchase price of the Atlas Copco Property is $17.75 million, plus closing costs and acquisition fees. We expect this acquisition to close in October of 2015 and to fund such acquisition with a draw from the KeyBank Credit Facility and net proceeds from our Primary Offering. On September 24, 2014, we funded a real estate acquisition deposit for the Atlas Copco Property in the amount of $2.0 million.

The purchases of the Exel Property and the Atlas Copco Property are not contingent upon each other. Pursuant to the respective purchase agreements, we (upon assignment of the respective agreements) would be obligated to purchase the Exel Property and the Atlas Copco Property only after satisfactory completion of agreed upon closing conditions. We will decide whether to acquire the Exel Property and the Atlas Copco Property generally based upon:

•	our ability to raise sufficient proceeds in our Primary Offering to acquire the properties;

•	satisfactory completion of due diligence on the properties and the respective sellers of the properties;

•	satisfaction of the conditions to the acquisition in accordance with the purchase agreements; and

•	no material adverse change relating to the properties, the respective sellers of the properties or certain economic conditions.

There can be no assurance that the acquisition of the Exel Property or the Atlas Copco Property will be completed. In some circumstances, if we fail to complete the acquisitions, we may forfeit up to $2.0 million in earnest money on the Atlas Copco Property.

Other properties may be identified in the future that we may acquire prior to or instead of the Exel Property and the Atlas Copco Property. Due to the considerable conditions to the consummation of the acquisitions of the Exel Property and the Atlas Copco Property, we cannot make any assurances that the closing of the Exel Property and the Atlas Copco Property is probable.

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

We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Fair Value Measurements; and

•	Income Taxes- REIT qualification.

Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
In the future, we may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
KeyBank Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into a revolving credit agreement (the “KeyBank Revolving Credit Facility”) co-lead by KeyBank, as administrative agent, and JPMorgan Chase Bank, as syndication agent, along with a syndicate of lenders. Pursuant to the KeyBank Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion.
The KeyBank Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the KeyBank Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the KeyBank Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the KeyBank Revolving Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the KeyBank Revolving Credit Facility is tied to this index.
In addition to changes in interest rates, the value of our future investments is subject to fluctuations based on changes in local and regional economic conditions and changes in the creditworthiness of tenants, which may affect our ability to refinance our debt if necessary, when such debt is incurred.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data filed as part of this annual report are set forth beginning on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the year ended December 31, 2014.

ITEM 9A. CONTROLS AND PROCEDURES

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2014.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)    During the quarter ended December 31, 2014, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)    During the quarter ended December 31, 2014, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Included below is certain information about our executive officers and directors.

Name	Age	Position(s)	Period with the Company
Kevin A. Shields	56	Chairman of the Board of Directors and Chief Executive Officer	11/2013 - present
Michael J. Escalante	54	Director and President	11/2013 - present
Joseph E. Miller	51	Chief Financial Officer and Treasurer	11/2013 - present
David C. Rupert	57	Executive Vice President	11/2013 - present
Mary P. Higgins	55	Vice President and General Counsel	11/2013 - present
Howard S. Hirsch	49	Vice President and Secretary	6/2014 - present
Don G. Pescara	51	Vice President — Acquisitions	11/2013 - present
Julie A. Treinen	55	Vice President — Asset Management	11/2013 - present
Gregory M. Cazel	52	Independent Director	4/2014 - present
Timothy J. Rohner	53	Independent Director	4/2014 - present
Samuel Tang	54	Independent Director	2/2015 - present
Kevin A. Shields, our Chief Executive Officer and the Chairman of our board of directors, has been an officer and director since our formation. Mr. Shields is also the Chairman, Chief Executive Officer and Sole Director of our sponsor, which he founded in 1995, and which is the sole stockholder of our dealer manager. Mr. Shields has been the Chief Executive Officer of our Advisor since its formation in November 2013, and also serves as the Chief Executive Officer of our dealer manager. Additionally, Mr. Shields controls our Advisor through his ownership of our sponsor. Mr. Shields also currently serves as Chief Executive Officer and Chairman of the board of directors of GCEAR, and has held these positions since August 2008; as President and a trustee of GIREX, positions he has held since the company's formation in November 2013; and as President and a member of the board of directors of GB-BDC, positions he has held since the company's formation in May 2014. He also serves as a non-voting special observer of the board of directors of GAHR III. Before founding our sponsor, from 1993 to 1994, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc., a Los Angeles-based investment bank. During his tenure at Jefferies, Mr. Shields focused on originating structured lease bond product with a particular emphasis on sub-investment grade lessees. While there, he consummated the first securitized forward lease bond financing for a sub-investment grade credit tenant. From 1992 to 1993, Mr. Shields was the President and Principal of Terrarius Incorporated, a firm engaged in the restructuring of real estate debt and equity on behalf of financial institutions, corporations, partnerships and developers. Prior to founding Terrarius, from 1986 to 1992, Mr. Shields served as a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. During his tenure at Salomon, Mr. Shields initiated, negotiated, drafted and closed engagement, purchase and sale and finance agreements. Over the course of his 30-year real estate and investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions. Mr. Shields holds a J.D. degree, an MBA, and a B.S. degree in Finance and Real Estate from the University of California at Berkeley. Mr. Shields is a Registered Securities Principal of Griffin Capital Securities, Inc., our dealer manager, and holds Series 7, 63, 24 and 27 licenses. Mr. Shields is a full member of the Urban Land Institute, a member of the Policy Advisory Board for the Fisher Center for Real Estate, the Chairman of the Board of Directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
We believe that Mr. Shields' active participation in the management of our operations and his extensive experience in the real estate and real estate financing industries support his appointment to our board of directors.
Michael J. Escalante is our President, and has held this position since our formation. Mr. Escalante has been a member of our board of directors since February 2015. Mr. Escalante has also served as President of our Advisor since its formation and as our sponsor’s Chief Investment Officer since June 2006, where he is responsible for overseeing all acquisition and disposition activities. Mr. Escalante currently serves as Vice President and Chief Investment Officer for GCEAR, and has held these positions since August 2008. With more than 25 years of real estate related investment experience, he has been responsible for completing in excess of $6.0 billion of commercial real estate transactions throughout the United States. Prior to joining our sponsor in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President - Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the REIT’s Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment Advisor. Mr. Escalante holds an M.B.A. from the University of California, Los Angeles, and a B.S. in Commerce from Santa Clara University. Mr. Escalante is a full member of the Urban Land Institute and active in many civic organizations.
We believe that Mr. Escalante's broad experience in the real estate industry and his years of service at our sponsor and its affiliates support his appointment to our board of directors.
Joseph E. Miller is our Chief Financial Officer and Treasurer, and has held these positions since our formation. Mr. Miller is also our Advisor’s Chief Financial Officer and has served as our sponsor’s Chief Financial Officer since February 2007, where he is responsible for all of our sponsor’s and Advisor’s accounting, finance, information technology systems and human resources functions. Mr. Miller also currently serves as Chief Financial Officer and Treasurer of GCEAR, and has held these positions since August 2008; as Treasurer of GIREX, a position he has held since May 2014; and as Chief Financial Officer of GB-BDC, positions he has held since the Company's formation in May 2014. Mr. Miller has more than 25 years of real estate experience in public accounting and real estate investment firms. Prior to joining our sponsor, from 2001 to January 2007, Mr. Miller served as the Vice President and Corporate Controller, and later the Senior Vice President of Business Operations, for PS Business Parks, a publicly-traded REIT. At PS Business Parks, Mr. Miller was initially responsible for SEC filings, property-level accounting, and all financial reporting. Upon assuming the role of Senior Vice President of Business Operations, Mr. Miller was responsible for the financial operations of the real estate portfolio, policies and procedures of the organization, and information technology systems. From 1997 to 2001, Mr. Miller was the Corporate Controller for Maguire Properties, formerly Maguire Partners, where he was responsible for the accounting operations, treasury functions, and information technology systems. Before joining Maguire, from 1994 to 1997, Mr. Miller was an audit manager with Ernst & Young LLP where he was responsible for attestation engagements for financial services and real estate companies, and he also worked on initial public offering teams for real estate investment companies going public. Mr. Miller also worked with KPMG, where he became a certified public accountant. Mr. Miller received a B.S. in Business Administration, Accounting from California State University and an MBA from the University of Southern California.
David C. Rupert has been our Executive Vice President since our formation. Mr. Rupert also serves as Executive Vice President of our Advisor, a position he has held since our Advisor’s formation. In addition, Mr. Rupert serves as the President of GCEAR, a position he has held since July 2012; as President of our sponsor, having re-joined our sponsor in September 2010; and as Chief Executive Officer of GB-BDC, a position he has held since the company's formation in May 2014. Mr. Rupert’s more than 30 years of commercial real estate and finance experience includes over $9 billion of transactions executed on four continents: North America, Europe, Asia and Australia. From July 2009 to August 2010, Mr. Rupert co-headed an opportunistic hotel fund in partnership with The Olympia Companies, a hotel owner-operator with more than 800 employees, headquartered in Portland, Maine. From March 2008 through June 2009 Mr. Rupert was a partner in a private equity firm focused on Eastern Europe, in particular extended stay hotel and multifamily residential development, and large scale agribusiness in Ukraine. Mr. Rupert previously served as Chief Operating Officer of our sponsor from August 1999 through February 2008. From 1999-2000, Mr. Rupert served as President of CB5, a real estate and restaurant development company that worked closely with the W Hotel division of Starwood Hotels. From 1997-1998 Mr. Rupert provided consulting services in the U.S. and UK to Lowe Enterprises, a Los Angeles-headquartered institutional real estate management firm. From 1986-1996, Mr. Rupert was employed at Salomon Brothers in New York, where he served in various capacities, including the head of REIT underwriting, and provided advice, raised debt and equity capital and provided brokerage and other services for leading public and private real estate institutions and entrepreneurs. Since 1984, Mr. Rupert has served on the Advisory Board to Cornell University’s Endowment for Real Estate Investments, and in August 2010 Mr. Rupert was appointed Co-Chairman of this Board. For more than 15 years, Mr. Rupert has lectured in graduate-level real estate and real estate finance courses in Cornell’s masters-level Program in Real Estate, where he is a founding Board Member. Mr. Rupert received his B.A. degree from Cornell in 1979 and his MBA from Harvard in 1986.
Mary P. Higgins is a Vice President and our General Counsel, and has held these positions since our formation. Ms. Higgins is also the Vice President, General Counsel and Secretary of our Advisor and our sponsor. From our inception through June 2014, Ms. Higgins served as our Secretary. Ms. Higgins has also served as Vice President, General Counsel and Secretary of GCEAR since August 2008. Prior to joining our sponsor in August 2004, Ms. Higgins was a partner at the law firm of Wildman, Harrold, Allen & Dixon LLP in Chicago, Illinois. Ms. Higgins has been our sponsor’s primary real estate transaction counsel for more than 10 years and has worked together with our sponsor’s principals on nearly all of their acquisition, due diligence, leasing, financing and disposition activities during that time period. Ms. Higgins has over 20 years of experience representing both public and private real estate owners, tenants and investors in commercial real estate matters, including development, leasing, acquisitions, dispositions, and securitized and non-securitized financings. Representative transactions include sales and dispositions of regional malls, including some of the premier regional malls in the nation; sale of a golf course in an UPREIT structure; a $38 million credit tenant loan transaction; acquisition of various Florida office properties for a $150 million office property equity fund; representation of the ground lessor in a subordinated tenant development ground lease and a $350 million property roll up. Ms. Higgins additionally has extensive commercial leasing experience. Ms. Higgins is the author of the chapter entitled “Due Diligence on Commercial Leases” in the Real Estate Transactions volume published by the Illinois Institute for Continuing Legal Education, and she is active in many civic organizations. Ms. Higgins earned her undergraduate degree in Law Firm Administration from Mallinckrodt College (now part of Loyola University) and her J.D. degree from DePaul University College of Law, both of which are located in Illinois.
Howard S. Hirsch is a Vice President and our Secretary, and has held these positions since June 2014. Mr. Hirsch also serves as Vice President and General Counsel - Securities of our sponsor, positions he has held since June 2014; as Vice President and Secretary of our Advisor, positions he has held since November 2014; as Vice President and Assistant Secretary of GCEAR, positions he has held since January 2015; as Vice President and Assistant Secretary of GIREX, positions he has held since January 2015; and as Vice President and Secretary of GB-BDC, positions he has held since November 2014. Prior to joining Griffin Capital Corporation in June 2014, Mr. Hirsch was an equity shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, from July 1999 through July 2007, Mr. Hirsch worked at the law firm of Holland and Knight LLP in Atlanta, Georgia, where he was an associate and then a partner. Mr. Hirsch has over 15 years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch's experience also includes registrations under the Securities Act of 1933, reporting under the Securities Exchange Act of 1934, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, FINRA, and "Blue Sky" regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. degree from Indiana University and his J.D. degree from The John Marshall Law School in Chicago, Illinois.
Don G. Pescara is our Vice President — Acquisitions, and has held that position since our formation. Mr. Pescara is also the Managing Director — Acquisitions for our Advisor and our sponsor. Mr. Pescara has also served as Vice President — Acquisitions for GCEAR since August 2008. Mr. Pescara is responsible for our sponsor’s activities in the midwestern U.S. and is based in the firm’s Chicago office. Prior to joining our sponsor in January 1997, Mr. Pescara was a Director at Cohen Financial in the Capital Markets Unit, responsible for all types of real estate financing including private placements of both debt and equity, asset dispositions, and acquisitions on behalf of Cohen’s merchant banking group. Prior to joining Cohen, Mr. Pescara was a Director at CB Commercial Mortgage Banking Group. During his more than 25-year career, Mr. Pescara has been responsible for many innovative financing programs, including structuring corporate sale/leaseback transactions utilizing synthetic and structured lease bond financing. Formerly Co-Chairman of the Asian Real Estate Association, Mr. Pescara was responsible for creating a forum for idea exchange between Pacific Rim realty investors and their United States counterparts. An active member of the Urban Land Institute, Mortgage Bankers Association and the International Council of Shopping Centers, Mr. Pescara is a graduate of the University of Illinois at Urbana-Champaign with a B.A. in Economics and a minor in Finance and is a licensed Illinois Real Estate Broker.
Julie A. Treinen is our Vice President — Asset Management, and has held that position since our formation. Ms. Treinen is also the Managing Director — Asset Management for our Advisor and our sponsor where she is responsible for all of the firms’ asset management activities. Ms. Treinen also currently serves as Vice President — Asset Management for GCEAR, a position she has held since August 2008. Before joining our sponsor in September 2004, Ms. Treinen was a Vice President at Cornerstone Real Estate Advisers, Inc., a Hartford-based, SEC-registered real estate investment and advisory firm with $4.6 billion of assets under management. During her five years at Cornerstone, Ms. Treinen managed the acquisition diligence of approximately 1.2 million square feet of existing assets totaling $238 million, the development of five apartment joint venture projects totaling $152 million, and the disposition of five properties totaling $125 million. Ms. Treinen was also the senior asset manager for a $400 million portfolio of office, industrial and apartment investments. Prior to joining Cornerstone, from 1996 to 1999, Ms. Treinen was Director, Field Production at Northwestern Mutual Life in Newport Beach where she initiated, negotiated, and closed three development projects totaling over $100 million and three mortgage originations totaling over $100 million, and acquired four existing assets totaling over $50 million. Prior to joining Northwestern, from 1989 to 1996, Ms. Treinen was a Vice President at Prudential Realty Group in Los Angeles. Over the course of her seven-year tenure at Prudential, Ms. Treinen originated over $235 million in new commercial mortgage loans, structured and negotiated problem loan workouts, note sale and foreclosures totaling over $140 million and managed a portfolio of office, industrial and apartment investments totaling approximately $500 million. Prior to the real estate industry, Ms. Treinen spent several years in finance and as a certified public accountant. Ms. Treinen holds an MBA degree from the University of California at Berkeley, and a B.A. degree in Economics from the University of California at Los Angeles.
Gregory M. Cazel is one of our independent directors and is the Chairman of our nominating and corporate governance committee and a member of our audit committee. Mr. Cazel has been one of our independent directors since April 2014. He is currently a member of the Board of Directors of GCEAR, where he serves as chairman of the nominating and corporate governance committee and the compensation committee and a member of the audit committee. Since May 2013, Mr. Cazel has been a Managing Director in the Real Estate Capital Markets division of Wells Fargo Bank, NA, in Chicago. His responsibilities include originating both CMBS and balance sheet loans for the bank, working with mortgage bankers and direct borrowers throughout the Midwest. Prior to that, Mr. Cazel was an Executive Vice President with A10 Capital beginning in June 2010, and became a Principal in the firm in October 2010. A10 Capital specialized in financing commercial real estate and providing advisory and management services for the workout of all types of troubled loans and real estate assets. From October 2009 to April 2010, Mr. Cazel was the Midwest Regional Director for Real Estate Disposition Corp., LLC, a real estate auction marketing firm, specializing in selling residential, commercial, multi-family and hospitality properties and land, as well as performing and non-performing notes and loan pools. Mr. Cazel is also President of Midwest Residential Partners, LLC, a private real estate investment firm, which he formed in July 2008. Mr. Cazel has more than 28 years of commercial real estate finance, acquisition, loan origination and securitization, mortgage banking, underwriting, analysis, and investment experience. Throughout his career, Mr. Cazel has been responsible for closing in excess of $4.0 billion of commercial real estate loans including fixed-rate, floating-rate, and mezzanine financings throughout the United States. From January 2009 to October 2009, Mr. Cazel was a Partner with Prairie Realty Advisors, Inc., a mortgage banking firm. From April 2007 to June 2008, Mr. Cazel was an Executive Director with Dexia Real Estate Capital Markets Company, a Division of Dexia Bank, a Belgium-based financial institution, where he was responsible for establishing the Chicago office and managing the Midwest presence for the CMBS loan program. From 1999 to April 2007, Mr. Cazel was a Vice President at JP Morgan Mortgage Capital where he ran a commercial loan production team that closed over $3.6 billion in permanent, floating, and mezzanine loans, representing the highest loan production volume in the country for JP Morgan during his tenure and earning Mr. Cazel the number one ranking throughout the JP Morgan branch office system. Mr. Cazel earned a B.A. in the Liberal Arts and Sciences College, with a concentration in Real Estate and Finance, from the University of Illinois.
We believe that Mr. Cazel's decades of experience in the mortgage industry and real estate finance industry, and his experience as a director of a non-traded REIT, support his appointment to our board of directors.
Timothy J. Rohner is one of our independent directors and is a member of our audit committee and a member of our nominating and corporate governance committee. Mr. Rohner has been one of our independent directors since April 2014. He is currently a member of the Board of Directors of GCEAR, where he serves as chairman of the audit committee and a member of the nominating and corporate governance committee and compensation committee. Mr. Rohner has over 25 years of large business consulting and entrepreneurial experience. Currently, he is a founding partner of Mpell Solutions where he is responsible for new business development, sales, and marketing. Mpell Solutions is a promotional marketing company that specializes in designing and operating consumer promotion programs for large and medium size companies. Prior to founding Mpell Solutions in September 2005, beginning in August 2002, Mr. Rohner was a founding partner of Leucadia Ventures, an early stage venture investment and advisory firm. Mr. Rohner was a business and technology consultant for Diamond Management and Technology Consultants, McKinsey & Co, and Accenture from 1984 to 2002. At each company, he advised senior management on issues related to business strategy, technology strategy, operational efficiency, and organizational effectiveness. He is the co-author of The Venture Imperative, published by the Harvard Business School Press in 2002. Mr. Rohner was formerly a certified public accountant and holds a B.S. in Finance from the University of Illinois.
We believe that Mr. Rohner's extensive business consulting and advisory experience, and his experience as a director of a non-traded REIT, support his appointment to our board of directors.
Samuel Tang is one of our independent directors and is the Chairman of our audit committee and a member of our nominating and corporate governance committee. He has been one of our independent directors since February 2015. Mr. Tang has over 25 years of experience in private equity and real estate investing. From 2008 to the present, Mr. Tang has been a Managing Partner of TriGuard Management LLC, an entity which he co-founded and which acquires private equity fund-of-funds in the secondary market and serves as a platform for other private equity investment businesses. He is also a co-founder and Managing Partner of Montauk TriGuard Management Inc. since 2004 to the present, where he is responsible for sourcing, analyzing, structuring, and closing the acquisition of private equity funds in the secondary market. From 1999 to 2004, Mr. Tang was Managing Director, Equities, of Pacific Life Insurance Company, where he co-chaired the workout committee to maximize recovery on bond investments and worked on various strategic and direct equity investments. Before joining Pacific

Life Insurance Company, from 1989 to 1999, he was a Managing Partner at The Shidler Group, a specialized private equity firm focused on finance, insurance and real estate companies. Mr. Tang was also previously a Manager in Real Estate Consulting with KPMG Peat Marwick Main and a Senior, CPA with Arthur Young. Mr. Tang has an M.B.A. in Finance from University of California, Los Angeles and a B.S. in Accounting from University of Southern California. Mr. Tang also currently serves in leadership positions, including as a member of the board of directors with several private equity fund advisory, corporate and charitable entities.
We believe that Mr. Tang's extensive experience in the private equity and real estate industries support his appointment to our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Our executive officers, directors and greater than 10% stockholders were not subject to the beneficial ownership reporting requirements pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2014, and therefore no reports were filed pursuant to Section 16(a) during that period.
Code of Ethics
Our board of directors adopted a Code of Ethics and Business Conduct on July 21, 2014 (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors, and employees and officers of our Advisor and its affiliates who perform material functions for us with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the "Corporate Governance" section of our website, www.griffincapital.com.
Audit Committee
Our audit committee adopted a charter on July 21, 2014, which was ratified by our board of directors. The audit committee assists our board of directors in fulfilling its oversight responsibilities by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and nonaudit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; and (5) considering the range of audit and non-audit fees and reviewing the adequacy of our internal accounting controls. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the audit committee charter and in accordance with current laws, rules and regulations.
The members of the audit committee are our three independent directors, Gregory M. Cazel, Timothy J. Rohner, and Samuel Tang, with Mr. Tang serving as Chairman of the audit committee. Our board of directors has reviewed Mr. Tang's background and qualifications and has deemed him to be an “audit committee financial expert” (as such term is defined in Item 407(d)(5)(ii) of Regulation S-K). Our board of directors also believes that each member of the audit committee has sufficient knowledge in financial and auditing matters to serve on the audit committee. The audit committee held three meetings during 2014, and Messrs. Rohner and Cazel attended all three meetings. Mr. Tang became a member and Chairman of the audit committee in 2015, and thus did not attend any meetings of our audit committee in 2014.
Nominating and Corporate Governance Committee
Our nominating and corporate governance committee adopted a charter on July 21, 2014, which was ratified by our board of directors. The nominating and corporate governance committee’s primary focus is to assist our board of directors in fulfilling its responsibilities with respect to director nominations, corporate governance, board of directors and committee evaluations and conflict resolutions. The nominating and corporate governance committee assists our board of directors in this regard by: (1) identifying individuals qualified to serve on our board of directors, consistent with criteria approved by our board of directors, and recommending that our board of directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify prospective members of our board of directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our board of directors; (4) overseeing an annual evaluation of our board of directors, each of the committees of our board of directors and management; (5) developing and recommending to our board of directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our board of directors; and (7) considering and acting on any conflicts-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our Advisor or its affiliates. The nominating and corporate governance committee fulfills these responsibilities primarily by carrying out the activities enumerated in the nominating and corporate governance committee charter and in accordance with current laws, rules and regulations.
The members of the nominating and corporate governance committee are our three independent directors, Gregory M. Cazel, Timothy J. Rohner, and Samuel Tang, with Mr. Cazel serving as Chairman of the nominating and corporate governance committee. The nominating and corporate governance committee held one meeting during 2014, and Messrs. Cazel and Rohner attended such meeting. Mr. Tang became a member of the nominating and corporate governance committee in 2015, and thus did not attend meetings of our nominating and corporate governance committee in 2014.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis – Executive Compensation
We do not compensate our executive officers, including Kevin A. Shields, the Chairman of our board of directors and our Chief Executive Officer, and Michael J. Escalante, one of our directors and our President, for services rendered to us. Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us. We pay these entities fees and reimburse expenses pursuant to our advisory agreement. We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our board of directors has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the board of directors, or compensation committee if established, will review all forms of compensation and approve all equity-based awards.
Compensation Report
The members of the board of directors have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the board of directors concluded that the Compensation Discussion and Analysis – Executive Compensation section be included in this annual report.
Kevin A. Shields (Chairman of the Board of Directors)
Michael J. Escalante
Gregory M. Cazel
Timothy J. Rohner
Samuel Tang
March 3, 2015
The preceding Compensation Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Director Compensation
Summary
The following table provides a summary of the compensation received by our directors for the year ended December 31, 2014:

Name	Fees Earned of Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation	All Other Compensation	Total
Kevin A. Shields	$—	$—	$—	$—	$—	$—	$—
Michael J. Escalante*	$—	$—	$—	$—	$—	$—	$—
Gregory M. Cazel	$29,000	$—	$—	$—	$—	$—	$29,000
Timothy J. Rohner	$31,500	$—	$—	$—	$—	$—	$31,500
Samuel Tang*	$—	$—	$—	$—	$—	$—	$—
*Messrs. Escalante and Tang were appointed to our board of directors in 2015 and therefore were not entitled to any compensation for the year ended December 31, 2014.
Cash Compensation to Directors
We paid each of our independent directors a retainer of $40,000 per year for the year ended December 31, 2014. In addition, each independent director was paid $1,000 for each board of directors or committee meeting they attended in person or by telephone ($2,000 for attendance by the Chairman of the audit committee at each meeting of the audit committee and $1,500 for attendance by the Chairman of any other committee at each of such committee’s meetings). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $3,000 per day ($3,500 for the Chairman of the audit committee if there was a meeting of such committee).
All directors received reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.
Employee and Director Long-Term Incentive Plan Awards to Independent Directors
The Plan was approved and adopted prior to the commencement of our ongoing initial public offering in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights and other equity-based awards, including, but not limited to, restricted stock. As of the year ended December 31, 2014, we had not issued shares pursuant to the Plan.
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2014, approximately 113,377 shares were available for future issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, our board of directors or, when formed, the compensation committee, may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the compensation committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.
In the event that our board of directors or compensation committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the board of directors or compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
Compensation Committee Interlocks and Insider Participation
For the year ended December 31, 2014, decisions regarding officer and director compensation were made by Messrs. Cazel and Rohner, our independent directors for the year ended December 31, 2014, and Mr. Shields, our Chief Executive Officer and Chairman of the board of directors. None of our executive officers or directors had relationships in the year ended December 31, 2014 that would require disclosure as a “compensation committee interlock” or “insider participation.” Kevin A. Shields, our Chairman of the board of directors and Chief Executive Officer, serves as an officer, director, and manager of numerous entities affiliated with our sponsor and our Advisor, and Michael J. Escalante, a member of our board of directors and our President, serves as an officer of numerous entities affiliated with our sponsor and our Advisor.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of February 28, 2015, the amount of our common stock beneficially owned by (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding shares, (2) members of our board of directors and proposed directors, (3) our executive officers, and (4) all of our directors and executive officers as a group.

Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	Percentage of Class
Griffin Capital Essential Asset Advisor II, LLC	100	*
Griffin Capital Vertical Partners, L.P.	226,840.61	6.76%
Kevin A. Shields, Chairman of the Board of Directors and Chief Executive Officer	226,940.61	6.76%
Michael J. Escalante, Director and President	—	—
Joseph E. Miller, Chief Financial Officer and Treasurer	—	—
David C. Rupert, Executive Vice President	—	—
Mary P. Higgins, Vice President and General Counsel	—	—
Howard S. Hirsch, Vice President and Secretary	—	—
Don G. Pescara, Vice President — Acquisitions	—	—
Julie A. Treinen, Vice President — Asset Management	—	—
Gregory M. Cazel, Independent Director	—	—
Timothy J. Rohner, Independent Director	—	—
Samuel Tang, Independent Director	—	—
All directors and executive officers as a group	226,940.61(3)	6.76%
_________________________________________________________________

*	Less than 1% of our outstanding common stock as of February 28, 2015.

(1)	The address of each beneficial owner listed is Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

(2)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2015. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock show as beneficially owned by them.

(3)	Includes shares owned by Griffin Capital Essential Asset Advisor II, LLC and Griffin Capital Vertical Partners, L.P., both of which are indirectly owned and controlled by Kevin A. Shields.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Certain Relationships and Related Transactions
Certain of our executive officers and one of our directors hold ownership interests in and are officers of our sponsor, our Advisor, our operating partnership, our property manager, our dealer manager and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities, including GCEAR, GAHR III, GB-BDC, and GIREX; (2) the timing and terms of the investment in or sale of an asset; (3) development of our properties by affiliates; (4) investments with affiliates of our Advisor; (5) compensation to our Advisor; and (6) our relationship with our dealer manager and property manager; and, to a lesser extent, (7) our purchase of properties from, or sale of properties to, affiliated entities.
Our nominating and corporate governance committee will consider and act on any conflicts-related matter required by our charter or otherwise permitted by the MGCL where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our Advisor and its affiliates. In addition, our charter contains a number of restrictions relating to (1) transactions we enter into with our Advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities.
Our independent directors reviewed the material transactions between us and our affiliates during the year ended December 31, 2014. As described in more detail below, we are currently a party to three types of agreements giving rise to material transactions between us and our affiliates: our advisory agreement; our operating partnership agreement, our property management agreements, and our dealer manager agreement. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to us.
Advisory Agreement
Our Advisor is Griffin Capital Essential Asset Advisor II, LLC. Our Advisor was formed in Delaware in November 2013, and is owned by our sponsor, through a holding company. All of our officers and one of our directors are also officers of our Advisor. Our Advisor has contractual responsibility to us and our stockholders pursuant to the advisory agreement.
Our Advisor manages our day-to-day activities pursuant to our advisory agreement. Pursuant to our advisory agreement, we are obligated to reimburse our Advisor for certain services and payments, including payments made by our Advisor to third parties in connection with potential acquisitions. Under our advisory agreement, our Advisor has undertaken to use its commercially reasonable best efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, shall, among other duties and subject to the authority of our board of directors:

•	find, evaluate, present and recommend to us investment opportunities consistent with our investment policies and objectives;

•	serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and our investment policies;

•	acquire properties and make investments on our behalf in compliance with our investment objectives and policies;

•	structure and negotiate the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	review and analyze each property’s operating and capital budget;

•	arrange, structure and negotiate financing and refinancing of properties;

•	perform all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consult with our officers and board of directors and assist the board of directors in formulating and implementing our financial policies;

•
prepare and review on our behalf, with the participation of one designated principal executive officer and principal financial officer, all reports and returns required by the SEC, IRS and other state or federal governmental agencies;

•	provide the daily management and perform and supervise the various administrative functions reasonably necessary for our management and operations; and

•	investigate, select, and, on our behalf, engage and conduct business with such third parties as our Advisor deems necessary to the proper performance of its obligations under the advisory agreement.
The term of our advisory agreement is one year and will end on July 31, 2015, but may be renewed for an unlimited number of successive one-year periods. However, a majority of our independent directors must approve the advisory agreement and the fees thereunder annually prior to any renewal, and the criteria for such renewal shall be set forth in the applicable meeting minutes. Additionally, any party may terminate the advisory agreement without penalty upon 60 days’ written notice. Upon a termination of the advisory agreement, in certain circumstances, our Advisor may be entitled to receive substantial amounts in the form of a subordinated distribution pursuant to the operating partnership agreement. If we elect to terminate the advisory agreement, we will be required to obtain the approval of a majority of our independent directors. In the event of the termination of our advisory agreement, our Advisor will be required to cooperate with us and take all reasonable steps requested by us to assist our board of directors in making an orderly transition of the advisory function.
Our Advisor and its officers, employees and affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the advisory agreement, our Advisor will be required to devote sufficient resources to our administration to discharge its obligations. Our Advisor has the right to assign the advisory agreement to an affiliate subject to approval by our independent directors. We have the right to assign the advisory agreement to any successor to all of our assets, rights and obligations. Our board of directors shall determine whether any successor advisor possesses sufficient qualifications to perform the advisory function for us and whether the compensation provided for in its advisory agreement with us is justified. Our independent directors will base their determination on the general facts and circumstances that they deem applicable, including the overall experience and specific industry experience of the successor advisor and its management. Other factors that will be considered are the compensation to be paid to the successor advisor and any potential conflicts of interest that may occur.
Our Advisor will be entitled to receive various fees and expenses under the terms of the advisory agreement. Generally, we are required under the advisory agreement to reimburse our Advisor for organization and offering costs up to 3.5% of the gross offering proceeds from a completed public offering; provided, however, our Advisor must reimburse us within 60 days after the end of the month in which the public offering terminates to the extent we paid or reimbursed organization and offering costs (excluding sales commissions and dealer manager fees) in excess of 3.5% of the gross offering proceeds from the public offering. The advisory agreement also requires our Advisor to reimburse us within 60 days after the end of the month in which a public offering terminates, to the extent that organization and offering expenses, including sales commissions and Dealer Manager fees, are in excess of 15% of gross proceeds from the public offering.
Under the terms of our advisory agreement, Advisor receives an acquisition fee equal to 2% of the contract purchase price (as such term is defined in the advisory agreement) of each property we acquire. Our Advisor also receives a monthly asset management fee for managing our assets equal to an annual fee of 1% of the aggregate asset value of our assets. Under the advisory agreement, our Advisor will receive a disposition fee if we well all or substantially all of our properties, or all or substantially all of our business or securities are transferred or otherwise disposed of by way of a merger or other similar transaction, as long as our Advisor provides a substantial amount of services in connection with the sale. Such disposition fee will be equal to the lesser of (a) 32% of the contract sales price (as such term is defined in the advisory agreement) or (b) 50% of the competitive commission (as such term is defined in the advisory agreement). The total disposition fees and commissions paid (including fees and commissions paid to third parties) may not exceed an amount equal to the lesser of (i) 6% of the aggregate contract sales price or (ii) the competitive commission. There were no disposition fees for the year ended December 31, 2014.
The advisory agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Our operating expenses shall (in the absence of a satisfactory showing to the contrary) be deemed to be excessive, and our Advisor must reimburse us in the event our total operating expenses for the 12 months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2014 our expenses were within such limits.
Operating Partnership Agreement
On July 31, 2014, we entered into a first amended and restated limited partnership agreement with our operating partnership and our Advisor. We conduct substantially all of our operations through the operating partnership, of which we are the general partner. Our Advisor has a special limited partnership interest in the operating partnership and is a party to the operating partnership agreement.
Pursuant to the operating partnership agreement, our Advisor may be entitled to receive various subordinated distributions, each of which are outlined further in the operating partnership agreement, if we (1) list our shares of common stock on a national exchange, (2) terminate the advisory agreement, (3) liquidate the portfolio, or (4) enter into an Extraordinary Transaction, as defined in the operating partnership agreement. In the case of each of the foregoing distributions, our Advisor’s receipt of the distribution is subordinate to return of capital to our stockholders plus at least a 6% cumulative, non-compounded return, and our Advisor’s share of the distribution is 15%. There were no subordinated distributions for the year ended December 31, 2014.
Property Management Agreements
Griffin Capital Essential Asset Property Management II, LLC, our property manager, is wholly owned by Griffin Capital Property Management, LLC. Our sponsor, Griffin Capital Corporation, is the sole member of Griffin Capital Property Management, LLC. Our property manager manages our properties pursuant to our property management agreements.
Pursuant to our property management agreements with our property manager, we will pay the property manager up to 3% of the gross monthly income collected from each property it manages for the preceding month. Our property manager may pay some or all of these fees to third parties with whom it subcontracts to perform property management services. In the event that a certain lease provides for a property management fee in excess of 3%, our property manager will be entitled to collect a fee based on the allowed percentage of the gross monthly income collected. In the event that we contract directly with a non-affiliated third-party property manager with respect to a particular property, we will pay our property manager an oversight fee equal to 1% of the gross revenues of the property managed. In no event will we pay both a property management fee to the property manager and an oversight fee to our property manager with respect to a particular property.
In addition, we may pay our property manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. We may also pay our property manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which we are responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. Our property manager will also be entitled to a construction management fee of 5% of the cost of improvements.
All costs and expenses incurred by our property manager on our behalf in fulfilling its duties to us under the property management agreements are to be paid out of an account that is fully funded by us, or paid directly by us. Such costs and expenses may include, but are not limited to, reasonable wages and salaries of on-site and offsite employees of our property manager who are directly engaged in the operation, management, maintenance, leasing, construction, or access control of our properties, including taxes, insurance and benefits relating to such employees, along with the legal, travel and other out-of-pocket expenses that are directly related to the management and leasing of specific properties we own. Our property manager will also allocate a portion of its office, administrative and supplies expense to us to the extent directly related to the foregoing reasonable reimbursable expenses for the management of our properties.
We anticipate that the property management agreements with our property manager will have terms of one year and shall be automatically extended for additional one-year periods unless we or our property manager give sixty (60) days’ prior written notice of such party’s intention to terminate a property management agreement. Under the property management agreements, our property manager is not prevented from engaging in other activities or business ventures, whether or not such other activities or business ventures are in competition with us or our business, including, without limitation, property management services for other parties, including other REITs, or for other programs advised, sponsored or organized by our sponsor or its affiliates.
As we had not yet acquired properties as of December 31, 2014, there were no properties under management.

Dealer Manager Agreement
Griffin Capital Securities, Inc., which is wholly owned by our sponsor and is an affiliate of our Advisor, serves as our dealer manager.
Our dealer manager provides wholesaling, sales promotional and marketing services to us in connection with our public offering. Specifically, our dealer manager ensures compliance with SEC rules and regulations and FINRA rules relating to the sales process. In addition, our dealer manager oversees participating broker-dealer relationships, assists in the assembling of prospectus kits, assists in the due diligence process and ensures proper handling of investment proceeds.
Our dealer manager is entitled to receive a sales commission of up to 7.0% of gross proceeds from sales in the public offering and a dealer manager fee equal to up to 3.0% of gross proceeds from sales in the public offering. Our dealer manager has entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our dealer manager re-allows all of the sales commissions paid in connection with sales made by these broker-dealers. Our dealer manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our dealer manager, payment of attendance fees required for employees of our dealer manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.
We also pay an additional amount of gross offering proceeds as reimbursements to participating broker-dealers (either directly or through our dealer manager) for bona fide due diligence expenses incurred by our dealer manager and such participating broker-dealers. Such reimbursement of due diligence expenses may include travel, lodging, meals and other reasonable out-of-pocket expenses incurred by participating broker-dealers and their personnel when visiting our office to verify information relating to us and our offering and, in some cases, reimbursement of actual costs of third-party professionals retained to provide due diligence services to our dealer manager and participating broker-dealers.
See Note 2, Related Party Transactions to the consolidated financial statements contained in this report for a detailed discussion of the amounts incurred, paid, and payable pursuant to the foregoing transactions for the year ended December 31, 2014.
Review, Approval or Ratification of Related Transactions
Every transaction that we enter into with our Advisor or its affiliates will be subject to an inherent conflict of interest. Our board of directors may encounter conflicts of interest in enforcing our rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between us and our Advisor or any of its affiliates. In order to reduce or eliminate certain potential conflicts of interest, we will address any conflicts of interest in two distinct ways.
First, the nominating and corporate governance committee will consider and act on any conflicts-related matter required by our charter or otherwise permitted by the Maryland General Corporation Law where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our Advisor and its affiliates.
Second, our charter contains written policies and procedures for the review, approval or ratification of (1) transactions we enter into with our Advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•
We will not purchase or lease properties in which our Advisor, any of our directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to us and at a price to us no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will we acquire any such property at an amount in excess of its appraised value.

•
We will not sell or lease properties to our Advisor, any of our directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to us.

•
We will not make any loans to our Advisor, any of our directors or any of their respective affiliates, except that we may make or invest in mortgage loans involving our advisor, our directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to us and on terms no less favorable to us than those available from third parties. In addition, our Advisor, any of our directors and any of their respective affiliates will not make loans to us or to joint ventures in which we are a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to us than comparable loans between unaffiliated parties.

•
Our Advisor and its affiliates will be entitled to reimbursement, at cost, for actual expenses incurred by them on behalf of us or joint ventures in which we are a joint venture partner; provided, however, our Advisor must reimburse us for the amount, if any, by which our total operating expenses, including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of our average invested assets for that 12 months then ended; or (ii) 25% of our net income, before any additions to reserves for depreciation, bad debts or other similar non-cash reserves and before any gain from the sale of our assets, for that fiscal year.

•	In the event that an investment opportunity becomes available, our sponsor will allocate potential investment opportunities to GCEAR and to us based on the following factors:

◦	the investment objectives of each program;

◦	the amount of funds available to each program;

◦	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

◦	various strategic considerations that may impact the value of the investment to each program;

◦	the effect of the acquisition on diversification of each program’s investments; and

◦	the income tax effects of the purchase to each program.
If, after consideration of these factors, the investment opportunity is suitable for GCEAR and for us, then:

◦	GCEAR will have priority for investment opportunities of $75 million or greater; and

◦	we will have priority for investment opportunities of $35 million or less, until such time as we reach $500 million in aggregate assets (based on contract purchase price).
In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for GCEAR and us, the sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity. If the sponsor no longer sponsors GCEAR, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by our advisor, for both us and one or more other entities affiliated with our sponsor, our sponsor has agreed to present such investment opportunities to us first, prior to presenting such opportunities to any other programs sponsored by or affiliated with our sponsor. In determining whether or not an investment opportunity is suitable for more than one program, our advisor, subject to approval by our board of directors, shall examine, among others, the following factors:

◦	anticipated cash flow of the property to be acquired and the cash requirements of each program;

◦	effect of the acquisition on diversification of each program’s investments;

◦	policy of each program relating to leverage of properties;

◦	income tax effects of the purchase to each program;

◦	size of the investment; and

◦	amount of funds available to each program and the length of time such funds have been available for investment.

•
If a subsequent development, such as a delay in the closing of a property or a delay in the construction of a property, causes any such investment, in the opinion of our advisor, to be more appropriate for a program other than the program that committed to make the investment, our Advisor may determine that another program affiliated with our Advisor or its affiliates will make the investment. Our board has a duty to ensure that the method used by our Advisor for the allocation of the acquisition of properties by two or more affiliated programs seeking to acquire similar types of properties is applied fairly to us.

•
We will not accept goods or services from our Advisor or its affiliates or enter into any other transaction with our Advisor or its affiliates unless a majority of our directors, including a majority of the independent directors, not otherwise interested in the transaction, approve such transaction as fair and reasonable to us and on terms and conditions not less favorable to us than those available from unaffiliated third parties.

Director Independence
Our board of directors consists of Kevin A. Shields, our Chief Executive Officer, Michael J. Escalante, our President, and three independent directors, Gregory M. Cazel, Timothy J. Rohner, and Samuel Tang. While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are “independent” as determined by our board of directors by applying the definition of “independent” adopted by the New York Stock Exchange (“NYSE”), consistent with the NASAA Statement of Policy Concerning Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Cazel, Rohner, and Tang each meet the relevant definition of “independent.”
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
During the year-ended December 31, 2014, Ernst & Young LLP (“Ernst & Young”) served as our independent auditor and provided certain tax and other services. Ernst & Young has served as our independent auditor since our formation. The audit committee currently anticipates that it will engage Ernst & Young as our independent auditor to audit our financial statements for the year ending December 31, 2015, subject to agreeing on fee estimates for the audit work. The audit committee reserves the right, however, to select a new auditor at any time in the future in its discretion if it deems such decision to be in the best interests of us and our stockholders. Any such decision would be disclosed to the stockholders in accordance with applicable securities laws.
A representative of Ernst & Young is expected to be present at our annual stockholders' meeting and will have an opportunity to make a statement if he or she so desires. The representative also will be available to respond to appropriate questions from the stockholders.
Pre-Approval Policies
The audit committee charter imposes a duty on the audit committee to pre-approve all auditing services performed for us by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor’s independence. In determining whether or not to pre-approve services, the audit committee considers whether the service is permissible under applicable SEC rules. The audit committee may, in its discretion, delegate one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full audit committee at its next scheduled meeting. All services rendered by Ernst & Young in the year ended December 31, 2014 were pre-approved in accordance with the policies set forth above.
Fees Paid to Principal Auditor
Our audit committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate agreed upon and billed fees for professional accounting services provided by Ernst & Young, including the audit of our annual financial statements from our date of initial capitalization on February 11, 2014 through the year ended December 31, 2014, is set forth in the table below.

2014
Audit Fees	$200,000
Audit-Related Fees	—
Tax Fees	10,650
All Other Fees	—
Total	$210,650

•
Audit Fees – These fees were for professional services performed by Ernst & Young LLP in connection with the audit of our annual financial statements and the review of the interim consolidated financial statements included in the Company’s quarterly report on Form 10-Q for the second and third fiscal quarters of the 2014 fiscal year. The fees also relate to other work performed by Ernst & Young LLP related to the filing of our registration statement, and amendments thereto, to the SEC.

•	Tax Fees – These fees were for services rendered by Ernst & Young LLP for assistance with tax compliance regarding tax filings and also for other tax advice and consulting services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.
1.The list of the financial statements contained herein is set forth on page F-1 hereof.
2.Financial Statement Schedule - All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX

The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on December 8, 2014, SEC File No. 333-194280.

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on December 8, 2014, SEC File No. 333-194280

10.1
First Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P., incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.2
Advisory Agreement by and between Griffin Capital Essential Asset REIT II, Inc. and Griffin Capital Essential Asset Advisor II, LLC, dated July 31, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.3
Griffin Capital Essential Asset REIT II, Inc. Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.4
Escrow Agreement between Griffin Capital Essential Asset REIT II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on July 8, 2014, Commission File No. 333-194280

10.5
Amendment No. 1 to Escrow Agreement between Griffin Capital Essential Asset REIT II, Inc. and UMB Bank, N.A., incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-11, filed on July 30, 2014, Commission File No. 333-194280

10.6
KeyBank Revolving Credit Facility, dated December 12, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, Commission File No. 333-194280

10.7	Note payable to KeyBank, dated December 12, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, Commission File No. 333-194280
10.8	Guaranty, dated December 12, 2014, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, Commission File No. 333-194280
21.1
Subsidiaries of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-11, filed on March 3, 2014, Commission File No. 333-194280

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
101**
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended December 31, 2014 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 9, 2015.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 9, 2015
Kevin A. Shields

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2015
Joseph E. Miller

/s/ Michael J. Escalante	Director and President	March 9, 2015
Michael J. Escalante

/s/ Gregory M. Cazel	Independent Director	March 9, 2015
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 9, 2015
Timothy J. Rohner

/s/ Samuel Tang	Independent Director	March 9, 2015
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT II, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT II, Inc. (the Company) as of December 31, 2014 and February 11, 2014, and the related consolidated statements of operations, equity, and cash flows for the period from February 11, 2014 (date of initial capitalization) through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT II, Inc. at December 31, 2014 and February 11, 2014, and the consolidated results of its operations and its cash flows for the period from February 11, 2014 (date of initial capitalization) through December 31, 2014, in conformity with U.S. generally accepted accounting principles.
/s/ Ernst & Young LLP
Irvine, California
March 9, 2015

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	February 11, 2014 (Date of Initial Capitalization)
ASSETS
Cash and cash equivalents	$6,171,317	$201,000
Real estate acquisition deposits	2,000,000	—
Deferred financing costs, net	1,902,082	—
Other assets, net	514,868	—
Total assets	$10,588,267	$201,000
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other liabilities	$175,985	$—
Distributions payable	15,279	—
Due to affiliates, net	866,176	—
Total liabilities	1,057,440	—
Commitments and contingencies (Note 7)
Equity:
Common stock subject to redemption	50,666	—
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of December 31, 2014 and February 11, 2014, respectively	—	—
Class A Common Stock, $0.001 par value, 700,000,000 shares authorized; 1,133,773 and 100 shares outstanding as of December 31, 2014 and February 11, 2014, respectively	11,335	1
Additional paid-in capital	9,838,210	999
Cumulative distributions	(71,809)	—
Accumulated deficit	(436,616)	—
Total stockholders' equity	9,341,120	1,000
Noncontrolling interests	139,041	200,000
Total equity	9,480,161	201,000
Total liabilities and equity	$10,588,267	$201,000

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

For the period
February 11, 2014
(Date of Initial Capitalization)
through
December 31, 2014
Revenues:	$—
Expenses:
General and administrative expenses	438,806
Total expenses	438,806
Loss from operations	(438,806)
Other expense:
Interest expense	(55,786)
Net loss	(494,592)
Net loss attributable to noncontrolling interests	(57,976)
Net loss attributable to common stockholders	$(436,616)

Net loss per Class A share, basic and diluted	$(2.90)
Weighted average number of common shares outstanding, basic and diluted	150,623

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Class A Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE February 11, 2014 (Date of Initial Capitalization)	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,128,340	11,283	11,272,116	—	—	11,283,399	—	11,283,399
Discount on issuance of common stock	—	—	(279,960)	—	—	(279,960)	—	(279,960)
Offering costs including dealer manager fees to affiliates	—	—	(1,154,894)	—	—	(1,154,894)	—	(1,154,894)
Distributions to common stockholders	—	—	—	(21,143)	—	(21,143)	—	(21,143)
Issuance of shares for distribution reinvestment plan	5,333	51	50,615	(50,666)	—	—	—	—
Additions to common stock subject to redemption	—	—	(50,666)	—	—	(50,666)	—	(50,666)
Distributions for noncontrolling interest	—	—	—	—	—	—	(2,983)	(2,983)
Net loss	—	—	—	—	(436,616)	(436,616)	(57,976)	(494,592)
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	$9,341,120	$139,041	$9,480,161

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the period
February 11, 2014
(Date of Initial Capitalization)
through
December 31, 2014
Operating Activities:
Net loss	$(494,592)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization of deferred financing costs	21,064
Change in operating assets and liabilities:
Other assets, net	(514,868)
Accounts payable and other liabilities	175,985
Due to affiliates, net	866,176
Net cash provided by operating activities	53,765
Investing Activities:
Real estate acquisition deposits	(2,000,000)
Net cash used in investing activities	(2,000,000)
Financing Activities:
Deferred financing costs	(1,923,146)
Issuance of common stock, net of discounts	11,003,439
Offering costs including dealer manager fees	(1,154,894)
Distributions paid to common stockholders	(6,798)
Distributions paid to noncontrolling interests	(2,049)
Net cash provided by financing activities	7,916,552
Net increase in cash and cash equivalents	5,970,317
Cash and cash equivalents at the beginning of the period	201,000
Cash and cash equivalents at the end of the period	$6,171,317
Supplemental Disclosures of Non-cash Transactions:
Increase in distributions payable - common stock	$14,345
Increase in distributions payable - noncontrolling interest	$934
Common stock issued pursuant to the distribution reinvestment plan	$50,666

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital REIT Holdings, LLC ("REIT Holdings") is the sole member of the Advisor. REIT Holdings is wholly-owned by the Sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014. The officers of the Advisor are also officers of the Sponsor.

The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014 (amended on December 5, 2014 in which the Class T common stock was removed, prior to any Class T shares being issued, at the direction of the board of directors), the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. The Company is offering a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock, consisting of $2,000,000,000 in shares of Class A common stock at a price of $10.00 per share for sale to the public (the “Primary Offering”), and $200,000,000 in shares of common stock for sale pursuant to the distribution reinvestment plan, consisting of $200,000,000 in shares of Class A common stock at a price of $9.50 per share (collectively, the “Offering”). The Dealer Manager (as defined below) will earn a commission of 7.0% of gross proceeds from Class A shares sold in the Primary Offering. See Note 6, Related Party Transactions.

On September 23, 2014, the Company raised the minimum offering amount of $2.0 million as a result of a $2.0 million investment by a private investment program affiliated with the Sponsor, and the Company commenced operations. As of December 31, 2014, the Company engaged only in organizational and offering activities (see Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs), and had 1,133,773 shares of Class A common stock outstanding, of which 5,333 shares were issued pursuant to the distribution reinvestment plan and are classified as common stock subject to redemption. Griffin Capital Securities, Inc. (the “Dealer Manager”), is a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.

The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties, or provide oversight of other property managers engaged by the Company or an affiliate of the Company. The Property Manager will derive substantially all of its income from the property management services it will perform for the Company.

Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain subordinated distributions as defined in the operating partnership agreement and discussed below in Note 6, Related Party Transactions. The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2014.

2.    Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “Codification” or “ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts of the Company, the Operating Partnership and the TRS, if applicable. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2014 and February 11, 2014.

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at December 31, 2014.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

Real Estate Acquisition Deposits

Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On September 15, 2014, the Sponsor, on behalf of the Company, executed a purchase and sale agreement (the "Atlas Copco Property Purchase Agreement") with an unaffiliated third party for the acquisition of a 120,000 square foot office/R&D facility currently under construction and located in Auburn Hills, Michigan (the "Atlas Copco Property"). The facility will be fully leased to Atlas Copco Tools & Assembly Systems LLC. On September 19, 2014, the board of directors approved the potential acquisition of the Atlas Copco Property, and the funding of the acquisition deposit. On September 24, 2014, as required by the Atlas Copco Property Purchase Agreement, the Company placed into escrow a $2,000,000 earnest money deposit to be applied towards the purchase of the Atlas Copco Property. In certain circumstances, if the Company fails to complete the acquisition of the Atlas Copco Property, the $2,000,000 earnest money deposit may be forfeited. The acquisition is expected to close in the third quarter of 2015.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. As of December 31, 2014 and February 11, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $1.9 million and zero, respectively, which represents financing costs incurred for the KeyBank Revolving Credit Facility (as defined herein), discussed in Note 3, Debt.
Accounts Payable and Other Liabilities
As of December 31, 2014, accounts payable and other liabilities included $62,500 in accrued auditing and $60,500 in board fees payable. The remaining amount related to various other payables.

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

Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions, dealer manager fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

(excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings.

On September 23, 2014, the Company sold the minimum amount of shares and thereby became obligated to the Advisor for offering and organizational costs incurred. Organizational and offering costs incurred as of December 31, 2014, including those due to the Advisor, for the Offering are as follows:

December 31, 2014
Cumulative offering costs	$2,063,907
Cumulative organizational costs	$311,864
Organizational and offering costs advanced by and due to the Advisor	$1,527,392
Adjustment to organizational and offering costs pursuant to limitations discussed above	$(1,142,237)
Net due to Advisor	$385,155

As of December 31, 2014, organizational and offering costs incurred by the Advisor exceeded the limitations set forth above by approximately $1.1 million. Therefore, if the Offering was terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, in the Offering of $11.0 million, the Company would be liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. The amount of organizational and offering costs the Company is liable for as of December 31, 2014 is included in "Due to Affiliates, net" on the consolidated balance sheets. See Note 6, Related Party Transactions.

Since the Company had not yet commenced operations at February 11, 2014, organizational and offering costs incurred were not recorded in the consolidated balance sheets as such costs did not become a liability of the Company until the minimum amount of shares had been sold in the Offering.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of December 31, 2014 consisted of cash and cash equivalents, other assets, accounts payable and other accrued expenses. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2014 and February 11, 2014.

Income Taxes

The Company intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects to be taxed as such for the taxable year ending December 31, 2015, assuming the Company satisfies the REIT qualification requirements for such year. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, after the Company initially qualifies to be taxed as a REIT, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect net income and net cash available for distribution to stockholders.  However, the Company believes that it will be organized and operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2014, the TRS has not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2014 and February 11, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended December 31, 2014. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00150684932 per day per share on the outstanding shares of common stock.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company is evaluating ASU No. 2014-09 for its potential impact on the Company's financial statements.

3.    Debt

KeyBank Revolving Credit Facility

On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (the “KeyBank Revolving Credit Facility”), co-lead by KeyBank and JPMorgan Chase Bank, with KeyBank as administrative agent, JPMorgan Chase Bank as syndication agent, and a syndicate of lenders. Pursuant to the KeyBank Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The KeyBank Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the KeyBank Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by a specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the KeyBank Revolving Credit Facility.

The KeyBank Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the KeyBank Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the KeyBank Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the KeyBank Revolving Credit Facility are interest only and are due on the first day of each quarter.

The KeyBank Revolving Credit Facility will initially be secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. Upon the occurrence of certain conditions set forth in the credit agreement, the security for the KeyBank Revolving Credit Facility shall be released, at the Company's request, provided there is no event of default then existing, and the facility will then be deemed an unsecured revolver.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Revolving Credit Facility requires the Company to comply with the following at all times, which will be tested on a quarterly basis:

•
a maximum consolidated leverage ratio of 60%, or, once the collateral pledges are released, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition only after the facility is deemed unsecured;

•
a minimum consolidated tangible net worth of 80% of the Company's consolidated tangible net worth at closing of the KeyBank Revolving Credit Facility, or approximately $4.7 million, plus 75% of net future equity issuances (including units of operating partnership interests in the Company);

•	a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00, commencing as of the quarter ending March 31, 2016;

•
a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;

•
a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of the Company's total asset value, at the time the Company's tangible net worth equals or exceeds $250 million (secured debt is not permitted prior to the time the Company's tangible net worth exceeds $250 million);

•	aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value; and

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

•	a maximum payout ratio of not greater than 95% of core funds from operations of the Company, commencing as of the quarter ending March 31, 2018.
As of December 31, 2014, the Company had not drawn any funds pursuant to the KeyBank Revolving Credit Facility and was in compliance with all applicable covenants.
4.    Equity

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan ("DRP"), that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. As of December 31, 2014, 5,333 shares had been issued under the DRP in the Offering.

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

For 18 months after the most recent offering of shares, the redemption amount shall be the per share price of the most recent offering. Thereafter, the per share redemption amount will be based on the then-current net asset value. The redemption amount is subject to adjustment as determined from time to time by the board of directors. As of December 31, 2014, $50,666 in shares of common stock would be available for redemption. The Company, however, will not redeem any shares until the shares have been outstanding for at least one year, subject to terms of the share redemption program. (See Note 5, Noncontrolling Interests, for discussion on the noncontrolling interests that are eligible for redemption).

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

5.    Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units to the Advisor for $10 per unit on February 11, 2014 in exchange for the initial capitalization of the Operating Partnership. As of December 31, 2014, noncontrolling interest was approximately 1.7% of total shares outstanding, and approximately 11.7% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).

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

The following summarizes the activity for noncontrolling interests for the period February 11, 2014 (date of initial capitalization) through December 31, 2014:

For the period
February 11, 2014
(Date of Initial Capitalization)
through
December 31, 2014
Beginning balance	$200,000
Distributions to noncontrolling interests	(2,983)
Net loss	(57,976)
Ending balance	$139,041

6.    Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2014:

	Year Ended December 31, 2014
	Incurred	Paid	Payable
Organization and offering expenses
Organizational expenses	$78,641	$—	$78,641
Offering expenses	306,514	—	306,514
Other costs advanced by the Advisor	448,213	—	448,213
Selling commissions	576,544	553,578	22,966
Dealer Manager fees	271,836	261,994	9,842
Total due to affiliates, net	$1,681,748	$815,572	$866,176

Advisory and Dealer Manager Agreements

The Company does not expect to have any employees.  The Advisor is primarily responsible for managing the business affairs and carrying out the directives of the Company’s board of directors.  The Company has executed an advisory agreement with the Advisor and a dealer manager agreement with the Dealer Manager for the Offering. The agreements entitle the Advisor and the Dealer Manager to certain fees upon the provision of certain services with regard to the Offering and investment of funds in real estate properties, among other services, as well as reimbursement for organizational and offering

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

costs incurred by the Advisor on the Company’s behalf and reimbursement of certain costs and expenses incurred by the Advisor in providing services to the Company.

The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of December 31, 2014, organizational and offering exceed the limitations set forth by approximately $1.1 million. Therefore, if the Offering was terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, in the Offering of $11.0 million, the Company would be liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.

Dealer Manager Agreement

The Company executed a dealer manager agreement with the Dealer Manager, which was amended on November 25, 2014, entitling the Dealer Manager to receive a sales commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from shares sold in the Primary Offering.   The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Primary Offering. Upon the sale of the Company's shares by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.

Acquisition and Disposition Fees

Under the advisory agreement, the Advisor is entitled to receive acquisition and advisory fees equal to 2.0% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement of actual acquisition expenses, estimated to be approximately 1.0% of the Contract Purchase Price of each property acquired by the Company. If the Advisor provides a substantial amount of service in connection with the sale of a property, the advisory agreement allows the Advisor to receive fees equal to the lesser of: (a) 2.0% of the contract sale price, or (b) 50% of the competitive real estate commission. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. As of December 31, 2014, the Company had not acquired nor disposed of any real estate assets and thus did not earn acquisition or disposition related fee.

Asset Management Fee

The Advisor will also receive an annual asset management fee for managing the Company’s assets equal to 1.0% of the aggregate asset value of its assets. The fee will be paid monthly. As of December 31, 2014, the Company had not acquired any real estate assets and thus did not earn an asset management fee.

Property Management Agreement

The Company will execute a property management agreement(s) directly with third party property manager(s), entitling the Property Manager to receive a fee for overseeing the services provided by the third party property manager(s) on behalf of the Company’s properties equal to 1.0% of the gross revenues from the properties, plus reimbursement of the direct costs of managing the properties, if applicable. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company will pay the Property Manager a property management fee up to 3.0%, or greater if the lease so allows, of the gross revenues of the property managed. In no event will the Company pay both a property management fee and an oversight fee to the Property Manager with respect to a particular property.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

Employee and Director Long-Term Incentive Plan

The Company’s board of directors and sole stockholder adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of December 31, 2014, no awards have been granted under the Plan.

Conflicts of Interest

The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 14 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT III, Inc. ("GAHR III"), a publicly-registered, non-traded real estate investment trust. The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if certain investment opportunities should be recommended to the Company or another program sponsored or co-sponsored by the Sponsor; and (3) influence of the fee structure under the advisory agreement and distribution structure of the operating partnership agreement that could result in actions not necessarily in the long-term best interest of the stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy as to the allocation of acquisition opportunities among the Company and GCEAR, which is as follows:
In the event that an investment opportunity becomes available, the Sponsor will first present the opportunity to GCEAR, who has a right of first refusal on all single tenant net lease real estate assets that fit within the investment objectives of GCEAR until the earlier to occur of (a) the date that is six months after the completion of GCEAR’s last offering of shares of its common stock or (b) the date on which GCEAR has invested all of its available investment equity and achieved a blended loan-to-value ratio of at least 40% across its portfolio of properties. The right of first refusal expired on October 29, 2014. Following the expiration of GCEAR’s right of first refusal, the Sponsor will allocate potential investment opportunities to GCEAR and the Company based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

If, after consideration of these factors, the investment opportunity is suitable for GCEAR and the Company, then:

•	GCEAR will have priority for investment opportunities of $75 million or greater; and

•	the Company will have priority for investment opportunities of $35 million or less, until such time as the Company reach $500 million in aggregate assets (based on contract purchase price).

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

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

7.    Commitments and Contingencies

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

8.    Declaration of Distributions
During the quarter ended December 31, 2014, the Company paid distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2014 through December 31, 2014. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 15, 2014, the Company’s board of directors declared distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2015 through March 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
9.    Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2014:

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$—	$—	$—
Net loss	$—	$—	(175,918)	$(318,674)
Net loss attributable to common stockholders	$—	$—	$(89,366)	$(306,640)
Net loss per Class A share	$—	$—	$(4.32)	$(0.60)

10.    Subsequent Events

Status of the Offering

As of March 6, 2015, the Company has received and accepted subscriptions in the Offering for 4,008,704 Class A shares of common stock, or $39,709,545, excluding Class A shares of common stock issued pursuant to the DRP. To date, a

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014

total of $149,375 in distributions were reinvested pursuant to the DRP and 15,724 Class A shares of common stock were issued pursuant to the DRP.

Changes to the Composition of the Company's Board of Directors

On February 4, 2015, the Company's nominating and corporate governance committee and the Company's board of directors determined to increase the size of the board of directors from three directors to five directors. Also on February 4, 2015, the Company's nominating and corporate governance committee and the Company's board of directors appointed Michael J. Escalante as a member of the board of directors and appointed Samuel Tang as an independent director member of the board of directors, as well as a member of the nominating and corporate governance committee and a member and Chairman of the audit committee. The board of directors has reviewed Mr. Tang's background and qualifications and has deemed him to be an "audit committee financial expert," as such term is defined by the rules and regulations of the SEC.

On February 4, 2015, in connection with the appointment of Mr. Tang to the board of directors and the audit committee, Timothy J. Rohner, an independent director, member and Chairman of the audit committee, and member of the nominating and corporate governance committee, resigned from his position as Chairman of the audit committee in order for the board of directors to elect Mr. Tang as the new Chairman. Mr. Rohner remains an independent director and member of the audit committee and the nominating and corporate governance committee. Mr. Rohner's decision to resign as Chairman of the audit committee did not involve any disagreement with the Company, the Company's management, or the board of directors.

Declaration of Distributions

On March 3, 2015, the Company’s board of directors declared distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2015 through June 30, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

Acquisition of Owens Corning Property

On March 9, 2015, the Company, through the Operating Partnership, acquired a single story Class A industrial property consisting of approximately 61,200 rentable square feet located in Concord, North Carolina (the "Owens Corning property"). The Owens Corning property is leased in its entirety pursuant to a triple-net lease to Owens Corning Sales, LLC ("Owens Corning Sales"), a wholly-owned subsidiary of Owens Corning, Inc. ("Owens Corning"), obligating Owens Corning Sales to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining lease term was approximately ten years.
The purchase price of the Owens Corning property was $5.5 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with proceeds from the Primary Offering.