Form 10-Q
period 2015-03-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2015-05-13
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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

As of May 12, 2015, there were 10,565,184 shares of Class A common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

		Page No.
PART I. FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	4
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	5
	Consolidated Statement of Operations for the Three Months Ended March 31, 2015 (unaudited)	6
	Consolidated Statements of Equity for the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014 and Three Months Ended March 31, 2015 (unaudited)	7
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and the Period from February 11, 2014 (Date of Initial Capitalization) through March 31, 2014 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults Upon Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	39
SIGNATURES		40

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

See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
ASSETS	(unaudited)
Cash and cash equivalents	$49,034,211	$6,171,317
Real estate:
Land	575,000	—
Building	4,605,876	—
Tenant origination and absorption cost	560,750	—
Total real estate	5,741,626	—
Less: accumulated depreciation and amortization	(10,854)	—
Total real estate, net	5,730,772	—
Real estate acquisition deposits	3,200,000	2,000,000
Deferred financing costs, net	1,811,187	1,902,082
Other assets, net	2,056,204	514,868
Total assets	$61,832,374	$10,588,267
LIABILITIES AND EQUITY
Liabilities:
Accounts payable and other liabilities	$390,173	$175,985
Distributions payable	94,931	15,279
Due to affiliates	2,325,031	866,176
Below market leases, net	240,076	—
Total liabilities	3,050,211	1,057,440
Commitments and contingencies (Note 6)
Equity:
Common stock subject to redemption	291,255	50,666
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of March 31, 2015 and December 31, 2014, respectively	—	—
Class A Common Stock, $0.001 par value, 700,000,000 shares authorized; 6,913,138 and 1,133,773 shares outstanding as of March 31, 2015 and December 31, 2014, respectively	69,116	11,335
Additional paid-in capital	60,228,397	9,838,210
Cumulative distributions	(479,927)	(71,809)
Accumulated deficit	(1,456,420)	(436,616)
Total stockholders' equity	58,361,166	9,341,120
Noncontrolling interests	129,742	139,041
Total equity	58,490,908	9,480,161
Total liabilities and equity	$61,832,374	$10,588,267

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

Three Months Ended March 31, 2015
Revenue:
Rental income	$30,179
Total revenue	30,179
Expenses:
Property operating	8,407
Acquisition fees and expenses to non-affiliates	82,265
Acquisition fees and expenses to affiliates	141,751
General and administrative	562,051
Depreciation and amortization	10,854
Total expenses	805,328
Loss from operations	(775,149)
Other expense:
Interest expense	(251,242)
Net loss	(1,026,391)
Net loss attributable to noncontrolling interests	(6,587)
Net loss attributable to common stockholders	$(1,019,804)
Net loss attributable to common stockholders, basic and diluted	$(0.33)
Weighted average number of common shares outstanding, basic and diluted	3,096,378

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE February 11, 2014 (Date of Initial Capitalization)	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,128,340	11,283	11,272,116	—	—	11,283,399	—	11,283,399
Discount on issuance of common stock	—	—	(279,960)	—	—	(279,960)	—	(279,960)
Offering costs including dealer manager fees to affiliates	—	—	(1,154,894)	—	—	(1,154,894)	—	(1,154,894)
Distributions to common stockholders	—	—	—	(21,143)	—	(21,143)	—	(21,143)
Issuance of shares for distribution reinvestment plan	5,333	51	50,615	(50,666)	—	—	—	—
Additions to common stock subject to redemption	—	—	(50,666)	—	—	(50,666)	—	(50,666)
Distributions for noncontrolling interest	—	—	—	—	—	—	(2,983)	(2,983)
Net loss	—	—	—	—	(436,616)	(436,616)	(57,976)	(494,592)
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	5,754,040	57,540	57,482,860	—	—	57,540,400	—	57,540,400
Discount on issuance of common stock	—	—	(155,145)	—	—	(155,145)	—	(155,145)
Offering costs including dealer manager fees to affiliates	—	—	(6,937,287)	—	—	(6,937,287)	—	(6,937,287)
Distributions to common stockholders	—	—	—	(167,529)	—	(167,529)	—	(167,529)
Issuance of shares for distribution reinvestment plan	25,325	241	240,348	(240,589)	—	—	—	—
Additions to common stock subject to redemption	—	—	(240,589)	—	—	(240,589)	—	(240,589)
Distributions for noncontrolling interest	—	—	—	—	—	—	(2,712)	(2,712)
Net loss	—	—	—	—	(1,019,804)	(1,019,804)	(6,587)	(1,026,391)
BALANCE March 31, 2015	6,913,138	$69,116	$60,228,397	$(479,927)	$(1,456,420)	$58,361,166	$129,742	$58,490,908

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31, 2015	For the period February 11, 2014 (Date of Initial Capitalization) through March 31, 2014
Operating Activities:
Net loss	$(1,026,391)	$—
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building	7,256	—
Amortization of intangibles	3,598	—
Amortization of below market lease	(1,550)	—
Amortization of deferred financing costs	94,992	—
Deferred rent	(2,106)	—
Change in operating assets and liabilities:
Other assets, net	(1,539,230)	—
Accounts payable and other liabilities	454,776	—
Due to affiliates, net	1,458,855	—
Net cash used in operating activities	(549,800)	—
Investing Activities:
Acquisition of property, net	(5,500,000)	—
Real estate acquisition deposits	(1,200,000)	—
Net cash used in investing activities	(6,700,000)	—
Financing Activities:
Deferred financing costs	(4,097)	—
Issuance of common stock, net of discounts and offering costs	50,207,380	—
Distributions paid to common stockholders	(87,877)	—
Distributions paid to noncontrolling interests	(2,712)	—
Net cash provided by financing activities	50,112,694	—
Net increase in cash and cash equivalents	42,862,894	—
Cash and cash equivalents at the beginning of the period	6,171,317	201,000
Cash and cash equivalents at the end of the period	$49,034,211	$201,000
Supplemental Disclosures of Non-Cash Transactions:
Increase in distributions payable - common stock	$79,652	$—
Common stock issued pursuant to the distribution reinvestment plan	$240,589	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
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
Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company’s initial public offering. The Company’s Sponsor began operations in 1995, and was incorporated in 1996, to principally engage in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, is the sole shareholder of Griffin Capital Corporation.
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
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014 (amended on December 5, 2014 in which the Class T common stock was removed, prior to any Class T shares being issued, at the direction of the board of directors), the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock, of which $350,000,000 shares are designated as Class A common stock and $350,000,000 shares are designated as Class T common stock, with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. The Company is offering a minimum of $2,000,000 and a maximum of $2,000,000,000 in shares of common stock, consisting of $2,000,000,000 in shares of Class A common stock at a price of $10.00 per share for sale to the public (the “Primary Offering”), and $200,000,000 in shares of common stock for sale pursuant to the distribution reinvestment plan, consisting of $200,000,000 in shares of Class A common stock at a price of $9.50 per share (collectively, the “Offering”).
On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with the Sponsor, and the Company commenced operations at such point. As of March 31, 2015, the Company had 6,913,138 shares of Class A common stock outstanding in the Offering, of which 30,658 shares were issued through the distribution reinvestment plan and are classified as common stock subject to redemption. Griffin Capital Securities, Inc. (the “Dealer Manager”), is a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties, or provide oversight of third party property managers engaged by the Company. The Property Manager will derive substantially all of its income from the property management services it will perform for the Company.
Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain subordinated distributions as defined in the operating partnership agreement and discussed below in Note 7, Related Party Transactions. The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

2.    Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation. On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with the Sponsor, and the Company commenced operations at such point. As such, there are no comparative operating results presented for the three months ended March 31, 2014. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of March 31, 2015 and December 31, 2014.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. At times, the balances in these accounts may exceed the insured amounts. The Company considers balances in excess of the insured amounts to potentially be a concentration of credit risk. However, the Company has not experienced any losses with respect to cash balances in excess of government-provided insurance and does not anticipate any losses in the future.
Real Estate Assets
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for three months ended March 31, 2015 totaled approximately $224,000.
Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The in-place lease valuation is measured based on the present value (using an interest rate, which reflects the risks associated with the leases

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration below-market extension options for below-market leases. In addition, any renewal options are considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases, including below market renewal options.
The aggregate fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and will be included with real estate assets on the consolidated balance sheets. The intangible lease assets will be amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles are included in intangible lease assets on the consolidated balance sheets and will be amortized to expense over the remaining term of the respective leases.
The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables. The use of inappropriate estimates would result in an incorrect assessment of the purchase price allocations, which could impact the amount of the Company’s reported net income.
Depreciation
The purchase price of real estate acquired and the costs related to the development, construction, and property improvements are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant Origination and Absorption Cost	Remaining contractual lease term
In-place Lease Valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
Depreciation expense for buildings and improvements for the three months ended March 31, 2015 was approximately $7,300. Amortization expense for tenant origination and absorption costs for the three months ended March 31, 2015 was approximately $3,600. See Note 3, Real Estate, for amortization related to in-place lease valuations.
Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the the net present value of the estimated future cash flows of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2015, the Company did not record any impairment charges related to its real estate or intangible assets.
Real Estate Acquisition Deposits
Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On September 15, 2014, the Sponsor, on behalf of the Company, executed a purchase and sale agreement (the "Atlas Copco Property Purchase Agreement") with an unaffiliated third party for the acquisition of a 120,000 square foot office/R&D facility currently under construction and located in Auburn Hills, Michigan (the "Atlas Copco Property"). The facility will be fully leased to Atlas Copco Tools & Assembly Systems LLC. On September 19, 2014, the board of directors approved the potential acquisition of the Atlas Copco Property, and the funding of the acquisition deposit. On September 24, 2014, as required by the Atlas Copco Property Purchase Agreement, the Company placed into escrow a $2.0 million earnest money deposit to be applied towards the purchase of the Atlas Copco Property. In certain circumstances, if the Company fails to complete the acquisition of the Atlas Copco Property, the $2.0 million earnest money deposit may be forfeited. The acquisition is expected to close in the third quarter of 2015.
On March 10, 2015, as required by a purchase and sale agreement executed on March 9, 2015, the Company placed into escrow a $200,000 earnest money deposit to be applied towards the purchase of a 56,556 square foot office property in Mechanicsburg, Pennsylvania (the "AOPC Property"). The Company closed on the acquisition of the AOPC Property on April 22, 2015. (See Note 10, Subsequent Events - Acquisition of AOPC Property.)
On March 20, 2015, as required by a purchase and sale agreement executed on March 19, 2015, the Company placed into escrow a $1.0 million earnest money deposit to be applied towards the purchase of a 186,288 square foot office property located in the Houston, Texas (the "Westgate II Property"). The Company closed on the acquisition of the Westgate II Property on April 1, 2015. (See Note 10, Subsequent Events - Acquisition of Westgate II Property.)
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are capitalized and amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three months ended March 31, 2015 was approximately $95,000. As of March 31, 2015 and December 31, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $1.8 million and $1.9 million, respectively, which represents financing costs incurred for the KeyBank Revolving Credit Facility (as defined herein), discussed in Note 4, Debt.
Revenue Recognition
With the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease, or certain minimum rent payments are abated. The Company will record rental revenue for the full term of each lease on a straight-line basis, commencing as of the acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
As of March 31, 2015, cumulative deferred rent was approximately $2,100, and is included in other assets, net on the consolidated balance sheets. There was no deferred rent recorded as of December 31, 2014.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of repair and maintenance expenses and certain other operating and capital expenses, including property taxes and insurance, will be recognized as revenue when the additional rent is due, pursuant to the lease.
Organizational and Offering Costs
Organizational and offering costs of the Offering are paid either by the Company or the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs in the Offering totaling in excess of (i) 3.5% (excluding sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Offering terminates or is completed, the Advisor would be obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of March 31, 2015 and December 31, 2014, organizational and offering costs were 2.9% and 13.9% of gross offering proceeds, excluding sales commissions and dealer manager fees, respectively, and 12.3% and 21.6% of gross offering proceeds, including sales commissions and dealer manager fees, respectively. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company's behalf, as follows:

	March 31, 2015	December 31, 2014
Cumulative offering costs	$8,092,180	$2,063,907
Cumulative organizational costs	$337,379	$311,864
Organizational and offering costs advanced by and due to the Advisor, before excess adjustment	$1,960,035	$1,527,392
Adjustment for organizational and offering costs in excess of limitations	—	(1,142,237)
Organizational and offering costs due to the Advisor(1)	$1,960,035	$385,155

(1)
As of March 31, 2015 and December 31, 2014, the approximate $2.0 million and $0.4 million in organizational and offering costs advanced by the Advisor, respectively, were included in due to affiliates on the consolidated balance sheets.

As of December 31, 2014, organizational and offering costs incurred by the Advisor exceeded the limitations set forth above by approximately $1.1 million. Therefore, if the Offering were terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, in the Offering of $11.0 million, the Company would have been liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. As of March 31, 2015, organizational and offering costs incurred by the Advisor no longer exceeded the limitations set forth above. (See Note 7, Related Party Transactions.)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

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
Fair Value Measurements
The fair value of financial and non-financial assets and liabilities is based on a fair value hierarchy established by the FASB that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are described as follows:

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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of March 31, 2015 consisted of cash and cash equivalents, other assets, accounts payable and other accrued expenses. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2015 and December 31, 2014.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2015, the TRS has not engaged in any transactions.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2015 and December 31, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended March 31, 2015. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00150684932 per day per share on the outstanding shares of common stock.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is currently effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which if the proposed deferral is approved, adoption would be required for annual reporting periods beginning after December 15, 2017. ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company is currently assessing the potential impact that the adoption of ASU No. 2014-09 will have on its financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company is currently assessing the potential impact that the adoption of ASU No. 2015-03 will have on its financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

3.    Real Estate
2015 Acquisitions
During the three months ended March 31, 2015, the Company acquired an industrial property in Concord, North Carolina from an unaffiliated third party. The purchase price was $5.5 million, including the allocation of the purchase price to below-market valuation, as shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Year of Expiration (for Major Lessee)	2015 Annualized Net Rent (2)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	$141,751	2024	$353,660
				$5,500,000	61,200	$141,751		$353,660

(1)
The Advisor is entitled to receive acquisition fees equal to 2.0% and acquisition expense reimbursement for actual acquisition expenses incurred. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(2)
Net rent is based on the contractual base rental payments for the 12-month period subsequent to March 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Total base rental income received for Owens Corning property for the three months ended March 31, 2015 was approximately $0.02 million based on an acquisition date of March 9, 2015.

The following summarizes the purchase price allocation:

Owens Corning
Land	$575,000
Building	4,605,876
Tenant Origination and Absorption Cost	560,750
In-Place Lease Valuation - (Below) Market	(241,626)
Total	$5,500,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s property acquired during the first quarter of 2015 had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

Three Months Ended March 31, 2015
Revenue	$124,725
Net loss	$(807,304)
Net loss attributable to noncontrolling interests	$(5,181)
Net loss attributable to common stockholders	$(802,123)
Net loss to common stockholders per Class A share, basic and diluted	$(0.26)
The future minimum contractual rent payments pursuant to the lease term, which lease expires in 2024, are shown in the table below:

2015	$263,925
2016	358,938
2017	366,117
2018	373,439
2019	380,908
Thereafter	2,021,905
Total	$3,765,232
Tenant and Portfolio Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
Intangibles
The Company allocated a portion of the acquired real estate asset value to in-place lease valuation and tenant origination and absorption cost, as discussed above and as shown below. The in-place lease was measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Balance March 31, 2015
In-place lease valuation (below market)	$(241,626)
In-place lease valuation (below market) - accumulated amortization	1,550
In-place lease valuation (below market), net	$(240,076)
Tenant origination and absorption cost	$560,750
Tenant origination and absorption cost - accumulate amortization	(3,598)
Tenant origination and absorption cost, net	$557,152
The intangible assets are amortized over the remaining lease term of the property, which was approximately 9.76 years as of March 31, 2015. The amortization of the intangible assets and other leasing costs as of March 31, 2015 is as follows:

Amortization (income) expense for the three months ended March 31, 2015
In-place lease valuation	$(1,550)
Tenant origination and absorption cost	$3,598
As of March 31, 2015, amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs is expected to be $(0.02) million and $0.06 million, respectively, each year for the next five years.
4.    Debt

KeyBank Revolving Credit Facility

On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (the “KeyBank Revolving Credit Facility”), co-led by KeyBank and JPMorgan Chase Bank, with KeyBank as administrative agent, JPMorgan Chase Bank as syndication agent, and a syndicate of lenders. Pursuant to the KeyBank Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The KeyBank Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the KeyBank Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by a specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the KeyBank Revolving Credit Facility.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

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

•
aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value; and a maximum payout ratio of not greater than 95% of core funds from operations of the Company, commencing as of the quarter ending March 31, 2018.

As of March 31, 2015 and December 31, 2014, the Company had not drawn any funds pursuant to the KeyBank Revolving Credit Facility and was in compliance with all applicable covenants. (See Note 10, Subsequent Events - Funds Outstanding Pursuant to the KeyBank Revolving Credit Facility.)
5.    Equity

Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan ("DRP") that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. As of March 31, 2015 and December 31, 2014, 30,658 and 5,333 Class A shares had been issued under the DRP in the Offering, respectively. (See Note 10, Subsequent Events - Status of Offering, for shares issued pursuant to the DRP at filing.)

Share Redemption Program

The Company adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by the Company. The Company may redeem the shares of stock presented for redemption for cash to the extent that there are sufficient funds available to fund such redemptions. In no event shall the Company redeem more than 5.0% of the weighted average shares outstanding during the prior calendar year, and the cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s DRP. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares will be redeemed on the last business day of the month following such calendar quarter. The redemption price per share is expected to be the redemption rate set forth in the following table which is based upon the number of years the stock is held:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Number Years Held	Redemption Price per Share
Less than 1	No redemption allowed
1 or more but less than 2	90.0% of the price paid by the stockholder
2 or more but less than 3	95.0% of the price paid by the stockholder
3 or more but less than 4	97.5% of the price paid by the stockholder
4 or more	100.0% of the price paid by the stockholder

The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors. As of March 31, 2015, $291,255 in shares of Class A common stock would be available for redemption. The Company, however, will not redeem any shares until the shares have been outstanding for at least one year, subject to terms of the share redemption program. Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. (See Note 6, Noncontrolling Interests, for discussion on the noncontrolling interests that are eligible for redemption).
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity under EITF Topic No. D-98 Classification and Measurement of Redeemable Securities and Accounting Series Release No. 268, Presentation in Financial Statements of Redeemable Preferred Stock, and are, therefore, presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in the Company’s balance sheet. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP.

6.    Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units for $10 per unit on February 11, 2014 in exchange for the initial capitalization of the Operating Partnership. As of March 31, 2015, noncontrolling interests were approximately 0.29% of total shares outstanding, and approximately 0.64% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).

The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount, or (b) its redemption value as of the end of the period in which the determination is made.

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units only after the units have been outstanding for one year. The Company may, in its sole and absolute discretion, elect to acquire the limited partnership units for cash equal to the value of an equivalent number of shares, or, purchase such limited partners' limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests.

The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2015 and for the period February 11, 2014 (date of initial capitalization) through December 31, 2014:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

	Three Months Ended March 31, 2015	For the period February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Beginning balance	$139,041	$200,000
Distributions to noncontrolling interests	(2,712)	(2,983)
Net loss	(6,587)	(57,976)
Ending balance	$129,742	$139,041

7.    Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2015 and December 31, 2014:

	Year Ended December 31, 2014	Three Months Ended March 31, 2015
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$141,751	$110,000	$31,751
Operating expenses	—	136,633	—	136,633
Asset management fees	—	3,401	—	3,401
Property management fees	—	218	—	218
Organization and offering expenses				—
Organizational expenses	78,641	236,488	—	315,129
Offering expenses	306,514	1,338,392	—	1,644,906
Other costs advanced by the Advisor	448,213	533	448,213	533
Selling commissions	22,966	3,873,350	3,761,594	134,722
Dealer Manager fees	9,842	1,725,545	1,677,649	57,738
Total due to affiliates	$866,176	$7,456,311	$5,997,456	$2,325,031

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
The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of December 31, 2014, organizational and offering costs had exceeded the limitations set forth by approximately $1.1 million. Therefore, if the Offering had been terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, of $11.0 million, the Company would have been liable for organizational and offering costs incurred by the Advisor, less the amount by which the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

organizational and offering costs exceeded the limitations noted above. As of March 31, 2015, organizational and offering costs did not exceed the limitations set forth above. Therefore, the Company was liable for the full amount of organizational and offering costs incurred by the Advisor. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.)
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager, which was amended on November 25, 2014, entitling the Dealer Manager to receive a sales commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. The Dealer Manager will enter into participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Primary Offering. Upon the sale of the Company's shares by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.
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
Asset Management Fee
The Advisor will also receive an annual asset management fee for managing the Company’s assets equal to 1.0% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The fee will be paid monthly.
Property Management Agreement
The Company expects that it will contract directly with non-affiliated third party property managers with respect to its individual properties. In such event, the Company will pay the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties, as well as certain allocations of office, administrative, and supply costs. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company will pay the Property Manager aggregate property management fees of up to 3.0%, or greater if the lease so allows, of gross revenues received for management of the Company's properties, plus reimbursable costs as applicable. These property management fees may be paid or re-allowed to third party property managers.  In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Employee and Director Long-Term Incentive Plan
The Company’s board of directors and sole stockholder adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of March 31, 2015, no awards have been granted under the Plan.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors to some or all of 12 other real estate programs affiliated with the Sponsor, including Griffin-American Healthcare REIT III, Inc. ("GAHR III"), a publicly-registered, non-traded real estate investment trust. The Company's Sponsor is also the sponsor of Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
If, after consideration of these factors, the investment opportunity is suitable for GCEAR and for the Company, then:

•	GCEAR will have priority for investment opportunities of $75 million or greater; and

•	the Company will have priority for investment opportunities of $35 million or less, until such time as we reach $500 million in aggregate assets (based on contract purchase price).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

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
8.    Commitments and Contingencies
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
9.    Declaration of Distributions

During the quarter ended March 31, 2015, the Company paid distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2015 through March 31, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

On March 3, 2015, the Company's board of directors declared distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2015 through June 30, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

10.    Subsequent Events
Status of the Offering
As of May 12, 2015, the Company has received and accepted subscriptions in the Offering for 10,510,404 Class A shares of common stock, or $104,467,563, excluding Class A shares of common stock issued pursuant to the DRP. To date, a total of $520,409 in distributions were reinvested pursuant to the DRP and 54,780 Class A shares of common stock were issued pursuant to the DRP.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

Acquisition of Westgate II Property
On April 1, 2015, the Company, through the Operating Partnership, acquired a four-story Class A office property consisting of approximately 186,000 rentable square feet located in Houston, Texas (the "Westgate II property"). The Westgate II property is leased in its entirety pursuant to a triple-net lease to Wood Group Mustang, Inc. ("Wood Group Mustang"), a wholly-owned subsidiary of John Wood Group, PLC ("John Wood Group"), obligating Wood Group Mustang to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining lease term was approximately 9.1 years.
The purchase price of the Westgate II property was $57.0 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with a $30.0 million draw from the KeyBank Revolving Credit Facility, with the remaining proceeds coming from the Primary Offering.
Acquisition of AOPC Property
On April 22, 2015, the Company, through the Operating Partnership, acquired a single-story Class B office property consisting of approximately 56,600 rentable square feet located in Mechanicsburg, Pennsylvania (the "AOPC property"). The AOPC property is leased in its entirety pursuant to a triple-net lease to the Administrative Offices of Pennsylvania Courts ("AOPC"), which is overseen by the Commonwealth of Pennsylvania, ("Commonwealth"), obligating AOPC to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining lease term was approximately 9.2 years.
The purchase price of the AOPC property was approximately $10.1 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with a $6.1 million draw from the KeyBank Revolving Credit Facility, with the remaining proceeds coming from the Primary Offering.
Acquisition of American Express Center Property
On May 11, 2015, the Company, through the Operating Partnership, acquired a property with two buildings totaling approximately 513,400 rentable square feet located in Phoenix, Arizona (the "American Express Center property"). The American Express Center property consists of a three-story Class A data center consisting of 300,000 rentable square feet, and a four-story Class B office property consisting of approximately 213,400 rentable square feet. The American Express Center property buildings are leased in their entirety pursuant to separate absolute triple-net leases to American Express Travel Related Services Company, Inc. ("American Express"), obligating American Express to all costs and expenses to operate and maintain the properties, including certain capital expenditures. On the acquisition date, the remaining lease term on each lease was approximately 8.2 years.
The purchase price of the American Express Center property was $91.5 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement paid to the Advisor, was funded with a $45.7 million draw from the KeyBank Revolving Credit Facility, with the remaining proceeds coming from the Primary Offering.
Funds Outstanding Pursuant to the KeyBank Revolving Credit Facility
As of May 12, 2015, $81.8 million was outstanding pursuant to the KeyBank Revolving Credit Facility.

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
As of March 31, 2015, we had issued 6,882,480 shares of our Class A common stock for gross proceeds of approximately $68.4 million, excluding shares of our Class A common stock issued pursuant to the DRP. As of March 31, 2015, we issued 30,658 shares of Class A common stock pursuant to the DRP.

As of March 31, 2015, we owned one property, as shown in the table below, with 61,200 rentable square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (1)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	100%	100%	Manufacturing	2024	$353,660

(1)
Net rent is based on the contractual base rental payments for the 12-month period subsequent to March 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

Summary of Significant Accounting Policies
We have established accounting policies which conform to generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate- Valuation and purchase price allocation, depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Organizational and Offering Costs- Related-party transactions;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Fair Value Measurements; and

•	Income Taxes- REIT qualification.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
On September 23, 2014, we satisfied our minimum offering requirement and commenced operations. As of March 31, 2015, our portfolio consisted of one property encompassing 61,200 square feet with an acquisition value of $5.5 million and annual net rent of approximately $353,660 (for the 12-month period subsequent to March 31, 2015).
Operating Results for the Three Months Ended March 31, 2015
Rental Income
Rental income for the three months ended March 31, 2015 was approximately $30,200, consisting of one partial month of rental income for the Owens Corning property ($21,800), adjustment to straight-line contractual rent ($2,100), recovery of property tax expenses ($4,800), and amortization of in-place lease amortization ($1,600). We expect rental income to increase in future periods as we acquire more properties.
Property Operating Expenses
Property operating expenses for the three months ended March 31, 2015 were approximately $8,400, consisting primarily of asset management fees ($3,400), property management fees ($200), and property taxes ($4,800). Property specific expenses are the responsibility of the tenant pursuant to the lease agreement. We expect property operating expenses to increase in future periods as we acquire additional properties.

General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2015 were approximately $562,100, consisting primarily of organizational costs associated with the public offering ($258,700), advisor overhead allocation ($136,600), directors' and officers' liability insurance ($47,600), board of directors fees ($42,500), and professional and legal fees ($42,000). Of the $258,700 in organizational costs incurred during the period, $236,500 were incurred by our Sponsor. (See Note 7, Related Party Transactions.) We expect general and administrative expenses to increase in future periods as we make additional investments, but to decrease as a percentage of total revenues.
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2015 was approximately $10,900. Depreciation expense consists of depreciation of the Owens Corning building ($7,300). Amortization expense consists of the amortization of the Owens Corning acquisition value allocated to intangible assets ($3,600). We expect depreciation and amortization expenses to increase in future periods as we acquire additional properties.
Property Acquisition Fees and Expenses
Property acquisition fees and expenses for the three months ended March 31, 2015 were approximately $224,000, consisting of acquisition fees and expenses paid to non-affiliates ($82,300), and acquisition fees and expenses paid to affiliates ($141,800). The acquisition costs were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations. We expect acquisition fees and expenses to increase in future periods as we acquire additional properties.
Interest Expense
Interest expense for the three months ended March 31, 2015 was approximately $251,200, consisting of the KeyBank Revolving Credit Facility unused commitment fee ($156,300) and deferred financing costs amortization ($95,000).
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
Funds from Operations and Modified Funds from Operations
Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
The Investment Program Association (“IPA”) issued Practice Guideline 2010-01 (the “IPA MFFO Guideline”) on November 2, 2010, which extended financial measures to include modified funds from operations (“MFFO”). In computing MFFO, FFO is adjusted for certain non-operating cash items such as acquisition fees and expenses and certain non-cash items such as straight-line rent, amortization of in-place lease valuations, amortization of discounts and premiums on debt investments, nonrecurring impairments of real estate-related investments, mark-to-market adjustments included in net income (loss), and nonrecurring gains or losses included in net income (loss) from the extinguishment or sale of debt, hedges, foreign exchange, derivatives or securities holdings where trading of such holdings is not a fundamental attribute of the business plan, unrealized gains or losses resulting from consolidation from, or deconsolidation to, equity accounting, and after adjustments for consolidated and unconsolidated partnerships and joint ventures, with such adjustments calculated to reflect MFFO on the same basis. Management is responsible for managing interest rate, hedge and foreign exchange risk. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, we may enter into interest rate cap agreements or other hedge instruments and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of on-going operations and are therefore typically adjusted for when assessing operating performance. Additionally, we believe it is appropriate to disregard impairment charges, as this is a fair value adjustment that is largely based on market fluctuations, assessments regarding general market conditions, and the specific performance of properties owned, which can change over time. No less frequently than annually, we evaluate events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present, we assess whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows (including net rental and lease revenues, net proceeds on the sale of the property, and any other ancillary cash flows at a property or group level under GAAP) expected from the use of the assets and the eventual disposition. Investors should note, however, that determinations of whether impairment charges have been incurred are based partly on anticipated operating performance, because estimated undiscounted future cash flows from a property, including estimated future net rental and lease revenues, net proceeds on the sale of the property, and certain other ancillary cash flows, are taken into account in determining whether an impairment charge has been incurred. While impairment charges are excluded from the calculation of MFFO as described above, investors are cautioned that due to the fact that impairments are based on estimated future undiscounted cash flows and the relatively limited term of our operations, it could be difficult to recover any impairment charges through operational net revenues or cash flows prior to any liquidity event.
We adopted the IPA MFFO Guideline as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of straight-line rent to arrive at MFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at MFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss). These costs have been and will continue to be funded with cash proceeds from our Primary Offering or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Primary Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.
For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. However, MFFO is not a useful measure in evaluating NAV because impairments are taken into account in determining NAV but not in determining MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate MFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2015:

Three Months Ended March 31, 2015
Net loss	$(1,026,391)
Adjustments:
Depreciation of building and improvements	7,256
Amortization of leasing costs and intangibles	3,598
FFO deficit	$(1,015,537)
Distributions to noncontrolling interests	(2,712)
FFO deficit, adjusted for noncontrolling interest distributions	$(1,018,249)
Reconciliation of FFO to MFFO:
Adjusted FFO deficit	$(1,018,249)
Adjustments:
Acquisition fees and expenses to non-affiliates	82,265
Acquisition fees and expenses to affiliates	141,751
Revenues in excess of cash received (straight-line rents)	(2,106)
Amortization of above/(below) market rent	(1,550)
MFFO deficit to common stockholders	$(797,889)
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
KeyBank Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into a revolving credit agreement (the “KeyBank Revolving Credit Facility”) co-led by KeyBank, as administrative agent, and JPMorgan Chase Bank, as syndication agent, along with a syndicate of lenders. Pursuant to the KeyBank Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The KeyBank Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the KeyBank Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the KeyBank Revolving Credit Facility.

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
As of March 31, 2015, we had not drawn any funds pursuant to the KeyBank Revolving Credit Facility. (See Note 10, Subsequent Events - Funds Outstanding Pursuant to the KeyBank Revolving Credit Facility.)
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
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements from advances from our Advisor and its affiliates, proceeds received in the Offering, and operating cash flows generated from our property and other properties we acquire in the future. Any advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.
Our cash and cash equivalent balances increased by approximately $42.9 million during the three months ended March 31, 2015 and were used in or provided by the following:
Operating Activities. During the three months ended March 31, 2015, we used approximately $0.5 million of net cash from operating activities. The net loss of $1.0 million in the current period is offset by (1) non-cash adjustments of $0.1 million related to depreciation and amortization, and (2) cash provided by working capital of $0.4 million.
Investing Activities. During the three months ended March 31, 2015, we used $6.7 million in cash for investing activities related to (1) $5.5 million for the acquisition made in the current period, and (2) $1.2 million in real estate acquisition deposits made in the current period.
Financing Activities. During the three months ended March 31, 2015, we generated approximately $50.1 million in cash from financing activities related to $50.2 million in the issuance of common stock, which was offset by $0.1 million in distribution payments made to common stockholders and noncontrolling interests.
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
We have funded distributions with offering proceeds raised in our public offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow used in operating activities during the three months ended March 31, 2015:

			Distributions Paid (3)
Period	Distributions Declared (1)	Distributions Declared Per Share (1) (2)	Cash	Reinvested	Total	Cash Flow Used in Operating Activities
First Quarter 2015	$410,830	$0.13	$90,589	$240,589	$331,178	$(549,800)

(1)	Distributions for the period from January 1, 2015 through March 31, 2015 were based on daily record dates and were calculated at a rate of $0.00150684932 per day per share.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.
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
KeyBank Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into the KeyBank Revolving Credit Facility, with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. As of March 31, 2015, we had not drawn any funds pursuant to the KeyBank Revolving Credit Facility. (See Note 10, Subsequent Events - Funds Outstanding Pursuant to the KeyBank Revolving Credit Facility.)
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    None.
(b)    We registered $2,200,000,000 in shares of our common stock in our current public offering (SEC File No. 333-194280, effective July 31, 2014; amended on December 5, 2014 in which the Class T common stock was removed, prior to any Class T shares being issued, at the direction of the board of directors), consisting of $2,000,000,000 in shares of Class A common stock at an offering price of $10.00 per share to be offered to the public in the primary public offering, and $200,000,000 in shares of Class A common stock at a price of $9.50 per share to be offered pursuant to our distribution reinvestment plan.
As of March 31, 2015, we had received aggregate gross proceeds from our offering of $68.4 million from the sale of 6,882,480 shares of our Class A common stock and $291,255 from the issuance of 30,658 shares of our Class A common stock pursuant to the distribution reinvestment plan. Our equity raise as of March 31, 2015 resulted in the following:

Common shares issued in our Offering	6,882,480
Common shares issued in our Offering pursuant to the DRP	30,658
Total common shares	6,913,138
Gross proceeds from our Offering	$68,389,693
Gross proceeds from our Offering from shares issued pursuant to our DRP	291,255
Total gross proceeds from our Offering	$68,680,948
Selling Commissions and Dealer Manager fees paid	(6,447,275)
Reimbursement of O&O costs paid to our Advisor	—
Net proceeds from our Offering	$62,233,673
Reimbursement of O&O costs owed to our Advisor	(1,960,035)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$60,273,638
The net offering proceeds raised in the offering were primarily used to fund (1) $5.5 million related to the Owens Corning acquisition; (2) $3.2 million real estate acquisition deposits related to the Atlas Copco, Westgate II, and AOPC properties; and (3) the $1.9 million in closing costs related to the KeyBank Revolving Credit Facility. The balance of the net offering proceeds are held in cash for future real estate acquisitions and other obligations we incur. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained in this report.)
(c)    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.1	Owens Corning Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.2	Owens Corning Lease, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.3	Second Amendment to Owens Corning Lease, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.4	AOPC Purchase Agreement, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.5
Master Property Management, Leasing, and Construction Management Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2015, SEC File No. 333-194280

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended March 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	May 13, 2015	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)