Form 10-Q
period 2015-06-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2015-08-13
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

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

As of August 12, 2015, there were 17,219,712 shares of Class A common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

		Page No.
PART I. FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	4
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014 (unaudited)	5
	Consolidated Statement of Operations for the Three and Six Months Ended June 30, 2015 (unaudited)	6
	Consolidated Statements of Equity for the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014 and Six Months Ended June 30, 2015 (unaudited)	7
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and the Period from February 11, 2014 (Date of Initial Capitalization) through June 30, 2014 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	41
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	44
Item 3.	Defaults Upon Senior Securities	44
Item 4.	Mine Safety Disclosures	44
Item 5.	Other Information	44
Item 6.	Exhibits	45
SIGNATURES		47

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

See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2014 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	June 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$5,213,652	$6,171,317
Real estate:
Land	30,082,160	—
Building	260,585,613	—
Tenant origination and absorption cost	87,086,688	—
Total real estate	377,754,461	—
Less: accumulated depreciation and amortization	(1,877,323)	—
Total real estate, net	375,877,138	—
Real estate acquisition deposits	2,500,000	2,000,000
Deferred financing costs, net	1,761,123	1,902,082
Other assets, net	2,689,989	514,868
Total assets	$388,041,902	$10,588,267
LIABILITIES AND EQUITY

Revolving Credit Facility	$195,900,000	$—
Accounts payable and other liabilities	1,855,466	175,985
Distributions payable	252,356	15,279
Due to affiliates	8,173,298	866,176
Below market leases, net	33,931,013	—
Total liabilities	240,112,133	1,057,440
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 3,256,000 units eligible toward redemption as of June 30, 2015	32,560,000	—
Common stock subject to redemption	1,203,313	50,666
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of June 30, 2015 and December 31, 2014, respectively	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized (350,000,000 Class A, 350,000,000 Class T); 14,488,161 and 1,133,773 Class A shares outstanding as of June 30, 2015 and December 31, 2014, respectively	144,819	11,335
Additional paid-in capital	127,130,215	9,838,210
Cumulative distributions	(1,960,058)	(71,809)
Accumulated deficit	(11,257,539)	(436,616)
Total stockholders' equity	114,057,437	9,341,120
Noncontrolling interests	109,019	139,041
Total equity	114,166,456	9,480,161
Total liabilities and equity	$388,041,902	$10,588,267

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue:
Rental income	$3,172,613	$3,198,027
Property expense recovery	397,842	402,607
Total revenue	3,570,455	3,600,634
Expenses:
Asset management fees to affiliates	365,558	368,959
Property management fees to affiliates	25,805	26,023
Property operating	42,178	42,202
Property tax	372,537	377,302
Acquisition fees and expenses to non-affiliates	2,195,923	2,278,188
Acquisition fees and expenses to affiliates	7,379,317	7,521,068
General and administrative	528,582	1,090,633
Depreciation and amortization	1,866,469	1,877,323
Total expenses	12,776,369	13,581,698
Loss from operations	(9,205,914)	(9,981,064)
Other income (expense):
Interest income	232	232
Interest expense	(592,223)	(843,465)
Net loss	(9,797,905)	(10,824,297)
Distributions to redeemable preferred unit holders	(21,193)	(21,193)
Less: Net loss attributable to noncontrolling interests	17,980	24,567
Net loss attributable to common stockholders	$(9,801,118)	$(10,820,923)
Net loss attributable to common stockholders, basic and diluted	$(0.90)	$(1.54)
Weighted average number of common shares outstanding, basic and diluted	10,902,139	7,020,821

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Six Months Ended June 30, 2015 (unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE February 11, 2014 (Date of Initial Capitalization)	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,128,340	11,283	11,272,116	—	—	11,283,399	—	11,283,399
Discount on issuance of common stock	—	—	(279,960)	—	—	(279,960)	—	(279,960)
Offering costs including dealer manager fees to affiliates	—	—	(1,154,894)	—	—	(1,154,894)	—	(1,154,894)
Distributions to common stockholders	—	—	—	(21,143)	—	(21,143)	—	(21,143)
Issuance of shares for distribution reinvestment plan	5,333	51	50,615	(50,666)	—	—	—	—
Additions to common stock subject to redemption	—	—	(50,666)	—	—	(50,666)	—	(50,666)
Distributions for noncontrolling interest	—	—	—	—	—	—	(2,983)	(2,983)
Net loss	—	—	—	—	(436,616)	(436,616)	(57,976)	(494,592)
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	13,233,056	132,331	132,198,234	—	—	132,330,565	—	132,330,565
Discount on issuance of common stock	—	—	(566,186)	—	—	(566,186)	—	(566,186)
Offering costs including dealer manager fees to affiliates	—	—	(14,338,890)	—	—	(14,338,890)	—	(14,338,890)
Distributions to common stockholders	—	—	—	(735,602)	—	(735,602)	—	(735,602)
Issuance of shares for distribution reinvestment plan	121,332	1,153	1,151,494	(1,152,647)	—	—	—	—
Additions to common stock subject to redemption	—	—	(1,152,647)	—	—	(1,152,647)	—	(1,152,647)
Distributions for noncontrolling interest	—	—	—	—	—	—	(5,455)	(5,455)
Net loss	—	—	—	—	(10,820,923)	(10,820,923)	(24,567)	(10,845,490)
BALANCE June 30, 2015	14,488,161	$144,819	$127,130,215	$(1,960,058)	$(11,257,539)	$114,057,437	$109,019	$114,166,456

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended June 30, 2015	For the period February 11, 2014 (Date of Initial Capitalization) through June 30, 2014
Operating Activities:
Net loss	$(10,824,297)	$—
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building	712,889	—
Amortization of intangibles	1,164,434	—
Amortization of below market lease	(562,248)	—
Amortization of deferred financing costs	192,116	—
Deferred rent	(165,891)	—
Change in operating assets and liabilities:
Other assets, net	(2,009,230)	—
Accounts payable and other liabilities	1,679,482	—
Due to affiliates, net	7,307,122	—
Net cash used in operating activities	(2,505,623)	—
Investing Activities:
Acquisition of property, net	(343,261,200)	—
Real estate acquisition deposits	(500,000)	—
Net cash used in investing activities	(343,761,200)	—
Financing Activities:
Proceeds from borrowings - Credit Facility	195,900,000	—
Deferred financing costs	(51,157)	—
Issuance of common stock, net of discounts and offering costs	117,425,489	—
Issuance of preferred equity subject to redemption	32,560,000	—
Distributions paid to common stockholders	(519,689)	—
Distributions paid to noncontrolling interests	(5,485)	—
Net cash provided by financing activities	345,309,158	—
Net decrease in cash and cash equivalents	(957,665)	—
Cash and cash equivalents at the beginning of the period	6,171,317	201,000
Cash and cash equivalents at the end of the period	$5,213,652	$201,000
Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$207,472	$—
Supplemental Disclosures of Non-Cash Transactions:
Increase in distributions payable - common stock	$215,913	$—
Decrease in distributions payable - noncontrolling interests	$(30)	$—
Increase in distributions payable - preferred units	$21,193	$—
Common stock issued pursuant to the distribution reinvestment plan	$1,152,647	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital REIT Holdings, LLC ("REIT Holdings") is the sole member of the Advisor and REIT Holdings is wholly-owned by the Sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014, as amended on March 18, 2015. The officers of the Advisor are also officers of the Sponsor.
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014 , the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. The Company is currently offering a maximum of $2,000,000,000 in shares of Class A common stock, consisting of $2,000,000,000 in shares of Class A common stock at a price of $10.00 per share for sale to the public (the “Primary Offering”), and $200,000,000 in shares of Class A common stock for sale pursuant to the distribution reinvestment plan ("DRP"), consisting of $200,000,000 in shares of Class A common stock at a price of $9.50 per share (collectively, the “Offering”).
On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with the Sponsor, and the Company commenced operations at such point. As of June 30, 2015, the Company had 14,488,161 shares of Class A common stock outstanding in the Offering, of which 126,665 shares were issued through the distribution reinvestment plan and are classified as common stock subject to redemption. Griffin Capital Securities, Inc. (the “Dealer Manager”), is a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
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
Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain subordinated distributions as defined in the operating partnership agreement and discussed below in Note 7, Related Party Transactions. The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. As of June 30, 2015, the Company and the Advisor owned approximately 81.6% and 0.1%, respectively, of the limited partnership units of the Operating Partnership (the Company owned approximately 99.9% of the common limited partnership units). The remaining 18.3% of the limited partnership units of the Operating Partnership were owned by an affiliate of the Sponsor (the "Preferred Equity Investor"), as a result of a preferred equity investment by the Preferred Equity Investor, as discussed in Note 5, Equity.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), which was formed on November 22, 2013, and is a wholly-owned subsidiary of the Operating Partnership. As of June 30, 2015, the Operating Partnership had not conducted any activities through the TRS.
2.    Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation. On September 23, 2014, the Company reached the minimum offering amount in its initial public offering, as discussed above , and the Company commenced operations at such point. As such, there are no comparative operating results with the the three and six month periods ended June 30, 2015. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of June 30, 2015 and December 31, 2014.
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
Real Estate Assets
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and six months ended June 30, 2015 totaled approximately $9.6 million and $9.8 million, respectively.
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
Depreciation expense for buildings and improvements for the three and six months ended June 30, 2015 totaled approximately $0.7 million for each period. Amortization expense for tenant origination and absorption costs for the three and six months

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

ended June 30, 2015 totaled approximately $1.2 million for each period. See Note 3, Real Estate, for amortization related to in-place lease valuations.
Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the net present value of the estimated future cash flows of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of June 30, 2015, the Company did not record any impairment charges related to its real estate or intangible assets.
Real Estate Acquisition Deposits
Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On September 15, 2014, the Sponsor, on behalf of the Company, executed a purchase and sale agreement (the "Atlas Copco Property Purchase Agreement") with an unaffiliated third party for the acquisition of a 120,000 square foot office/R&D facility currently under construction and located in Auburn Hills, Michigan (the "Atlas Copco Property"). The facility will be fully leased to Atlas Copco Tools & Assembly Systems LLC. On September 19, 2014, the board of directors approved the potential acquisition of the Atlas Copco Property, and the funding of the acquisition deposit. On September 24, 2014, as required by the Atlas Copco Property Purchase Agreement, the Company placed into escrow a $2.0 million earnest money deposit to be applied towards the purchase of the Atlas Copco Property. In certain circumstances, if the Company fails to complete the acquisition of the Atlas Copco Property, the $2.0 million earnest money deposit may be forfeited. The acquisition is expected to close in the fourth quarter of 2015.
On both May 1, 2015 and June 1, 2015, as required by a purchase and sale agreement executed on April 30, 2015, the Company placed into escrow a $250,000 earnest money deposit and placed with the seller a $50,000 extension deposit, respectively, to be applied towards the purchase of a 160,410 square foot office property in West Jefferson, Ohio (the "FedEx Freight Property"). The Company closed on the acquisition of the FedEx Freight Property on July 22, 2015. (See Note 10, Subsequent Events - Acquisition of FedEx Freight Property.)
On May 21, 2015, as required by a purchase and sale agreement executed on March 27, 2015, the Company placed into escrow a $200,000 earnest money deposit to be applied towards the purchase of a 64,200 square foot office property located in Andover, Massachusetts (the "Morpho Detection Property"). The Company closed on the acquisition of the Morpho Detection Property on July 1, 2015. (See Note 10, Subsequent Events - Acquisition of Morpho Detection Property.)
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are capitalized and amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three and six months ended June 30, 2015 was approximately $0.1 million and $0.2 million, respectively. As of June 30, 2015 and December 31, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $1.8 million and $1.9 million, respectively, which represents financing costs incurred for the Revolving Credit Facility (as defined herein), discussed in Note 4, Debt.
Revenue Recognition
With the acquisition of real estate, certain properties will have leases where minimum rent payments increase during the term of the lease, or certain minimum rent payments are abated. The Company will record rental revenue for the full term

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

of each lease on a straight-line basis, commencing as of the acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
As of June 30, 2015, cumulative deferred rent was approximately $0.2 million, and is included in other assets, net, on the consolidated balance sheets. There was no deferred rent recorded as of December 31, 2014.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease, is recognized as revenue when the additional rent is due. Tenant reimbursement revenue for the three and six months ended June 30, 2015 was approximately $0.4 million for each period.
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
Pursuant to the advisory agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs in the Offering totaling in excess of (i) 3.5% (excluding sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Offering terminates or is completed, the Advisor would be obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of June 30, 2015 and December 31, 2014, organizational and offering costs were 1.7% and 13.9% of gross offering proceeds, excluding sales commissions and dealer manager fees, respectively, and 11.1% and 21.6% of gross offering proceeds, including sales commissions and dealer manager fees, respectively. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company's behalf, as follows:

	June 30, 2015	December 31, 2014
Cumulative offering costs	$15,493,783	$2,063,907
Cumulative organizational costs	$410,138	$311,864
Organizational and offering costs advanced by and due to the Advisor, before excess adjustment	$1,116,422	$1,527,392
Adjustment for organizational and offering costs in excess of limitations	—	(1,142,237)
Organizational and offering costs due to the Advisor(1)	$1,116,422	$385,155

(1)
As of June 30, 2015 and December 31, 2014, approximately $1.1 million and $0.4 million in organizational and offering costs advanced by the Advisor, respectively, were included in due to affiliates on the consolidated balance sheets.

As of December 31, 2014, organizational and offering costs incurred by the Advisor exceeded the limitations set forth above by approximately $1.1 million. Therefore, if the Offering were terminated on December 31, 2014, based on gross

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

offering proceeds raised, net of discounts, in the Offering of $11.0 million, the Company would have been liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. As of June 30, 2015, organizational and offering costs incurred by the Advisor no longer exceeded the limitations set forth above. (See Note 7, Related Party Transactions.)
Noncontrolling Interests
Due to the Company’s control through the general partnership interest in the Operating Partnership and the limited rights of the limited partner, the Operating Partnership, including its wholly-owned subsidiary, is consolidated with the Company and the limited partner interest is reflected as noncontrolling interests in the accompanying consolidated balance sheets.
The Company reports noncontrolling interests in subsidiaries within equity in the consolidated balance sheets, but separate from the parent shareholders’ equity. Also, any acquisitions or dispositions of noncontrolling interests that do not result in a change of control will be accounted for as equity transactions. Further, the Company will recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) attributable to noncontrolling interests will be shown as an adjustment to net income (loss) attributable to common stockholders. Any future purchase or sale of interest in an entity that results in a change of control may have a material impact on the Company’s financial statements as the Company’s interest in the entity will be recognized at fair value with gains and losses included in net income (loss).
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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of June 30, 2015 consisted of cash and cash equivalents, other assets (excluding deferred rent), accounts payable and other liabilities. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2015 and December 31, 2014.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.
The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of June 30, 2015, the TRS has not engaged in any transactions.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2015 and December 31, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared on March 3, 2015 were paid per common share assuming each share was issued and outstanding each day during the three months ended June 30, 2015. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00150684932 per day per share on the outstanding shares of common stock.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's review of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  Entities can transition to the standard either retrospectively or as a cumulative-effect adjustment as of the date of adoption.  ASU No. 2014-09 is currently effective for reporting periods beginning after December 15, 2016, and early adoption is prohibited.  On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09, which if the proposed deferral is approved, adoption would be required for annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, and early adoption is prohibited. ASU No. 2014-09 does not apply to lease contracts accounted for under Leases (Topic 840).  The Company is currently assessing the potential impact that the adoption of ASU No. 2014-09 will have on its financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

3.    Real Estate
As of June 30, 2015, the Company's real estate portfolio consisted of nine properties (13 buildings) in eight states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $343.3 million, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 2.3 million square feet. All nine properties (13 buildings) in the Company's real estate portfolio were acquired during the six months ended June 30, 2015, as shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (2)	Revolving Credit Facility (3)	Preferred Equity	Year of Expiration (for Major Lessee)	2015 Annualized Net Rent (4)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	$142,501	$—	$—	2024	$355,419
Westgate II	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	57,000,000	186,300	1,332,801	30,000,000	—	2024	3,830,547
Administrative Office of Pennsylvania Courts	Mechanicsburg, PA	Administrative Office of Pennsylvania Courts	4/22/2015	10,115,000	56,600	283,191	6,100,000	—	2024	750,498
American Express Center (1)(5)	Phoenix, AZ	American Express Travel Related Services Company, Inc.	5/11/2015	91,500,000	513,400	1,896,635	45,700,000	—	2023	5,826,487
MGM Corporate Center (1)(6)	Las Vegas, NV	MGM Resorts International	5/27/2015	30,300,000	168,300	651,933	25,000,000	—	2024	1,886,759
American Showa	Columbus, OH	American Showa, Inc.	5/28/2015	17,200,000	304,600	386,525	10,300,000	—	2025	1,025,377
Huntington Ingalls (1)(7)	Hampton, VA	Huntington Ingalls Incorporated	6/26/2015	34,300,000	515,500	740,705	20,500,000	—	2027	2,232,054
Wyndham	Parsippany, NJ	Wyndham Worldwide Operations	6/26/2015	81,400,000	203,500	1,656,442	48,800,000	32,560,000	2029	5,078,831
Exel	Groveport, OH	Exel, Inc.	6/30/2015	15,946,200	312,000	430,336	9,500,000	—	2022	1,123,261
				$343,261,200	2,321,400	$7,521,069	$195,900,000	$32,560,000		$22,109,233

(1)	Multi-building property acquisitions are considered one property for portfolio purposes.

(2)
The Advisor is entitled to receive acquisition fees equal to 2.0% and acquisition expense reimbursement for actual acquisition expenses incurred. The total is included in acquisition fees and expenses to affiliates on the consolidated statements of operations.

(3)
Represents draws from the Revolving Credit Facility discussed in Note 4, Debt. The remaining purchase price was funded with net proceeds raised in the Offering with the exception of the Wyndham property for which the remaining proceeds were funded from the preferred equity investment discussed in Note 5, Equity.

(4)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Actual base rent for properties acquired in the six months ended June 30, 2015 was $2.5 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

(5)	The American Express Center property consists of two buildings.

(6)	The MGM Corporate Center property consists of three buildings.

(7)	The Huntington Ingalls property consists of two buildings.
The following summarizes the purchase price allocation of the 2015 acquisitions through June 30, 2015:

	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation - Above/(Below) Market	Total
Owens Corning	$575,000	$4,605,876	$560,750	$(241,626)	$5,500,000
Westgate II (1)	3,732,053	43,596,739	11,504,737	(1,833,529)	57,000,000
Administrative Office of Pennsylvania Courts (1)	1,207,000	7,201,000	1,735,000	(28,000)	10,115,000
American Express Center (1)	5,750,000	73,750,000	39,920,000	(27,920,000)	91,500,000
MGM Corporate Center (1)	4,266,442	21,691,700	7,033,558	(2,691,700)	30,300,000
American Showa (1)	1,452,649	13,473,559	2,273,792	—	17,200,000
Huntington Ingalls (1)	5,415,000	23,341,000	6,495,000	(951,000)	34,300,000
Wyndham (1)	5,695,816	60,978,739	15,552,851	(827,406)	81,400,000
Exel (1)	1,988,200	11,947,000	2,011,000	—	15,946,200
Total	$30,082,160	$260,585,613	$87,086,688	$(34,493,261)	$343,261,200

(1)
As of June 30, 2015, the purchase price allocation for the acquisition has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed. The purchase price allocation will be finalized prior to the commencement of the 2015 annual audit.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired during the first six months of 2015 had been included in operations as of January 1, 2014. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$8,180,786	$8,180,786	$16,350,447	$16,350,447
Net income	$555,532	$1,283,241	$1,052,346	$2,610,367
Net income attributable to noncontrolling interests	$978	$1,276,857	$2,867	$2,597,380
Net income attributable to common stockholders (1)	$533,360	$6,384	$1,028,287	$12,987
Net income to common stockholders per Class A share, basic and diluted	$0.05	Not meaningful	$0.15	Not meaningful

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2023 to 2029, are shown in the table below:

2015	$11,275,693
2016	22,848,256
2017	23,156,513
2018	23,426,912
2019	23,768,736
Thereafter	146,283,301
Total	$250,759,411
Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2015, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
Arizona	$5,826,487	1	26.4%
New Jersey	5,078,831	1	23.0%
Texas	3,830,547	1	17.3%
Virginia	2,232,054	1	10.1%
Ohio	2,148,638	2	9.7%
Nevada	1,886,759	1	8.5%
All Others (1)	1,105,917	2	5.0%
Total	$22,109,233	9	100.0%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2015, by industry, based on the respective in-place leases, is as follows:

Industry(1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Accommodation and Food Services	$6,918,905	2	31.3%
Finance and Insurance	5,826,487	2	26.4%
Professional, Scientific, and Technical Services	4,953,808	2	22.4%
Manufacturing	3,612,851	3	16.3%
All Others (2)	797,182	2	3.6%
Total	$22,109,233	11	100.0%

(1)	Industry classification based on the 2012 North American Industry Classification System.

(2)	All others account for less than 5% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2015 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet		Percentage of Annualized Net Rent
2015	$18,536	1	21,000		—%
2016	46,685	1	2,400		0.2%
2022	1,123,261	1	312,000		5.1%
2023	5,807,951	1	492,400	(1)	26.3%
2024	6,776,538	4	470,000		30.7%
2025	1,025,377	1	304,600		4.6%
2027	2,232,054	1	515,500		10.1%
2029	5,078,831	1	203,500		23.0%
Total	$22,109,233	11	2,321,400		100.0%

(1)
As of June 30, 2015, 279,000 square feet of the 300,000 square-foot American Express Center I property was leased to American Express Travel Related Services Company, Inc. ("Tenant") with the remaining 21,000 square feet leased to Ameriprise Financial, Inc. On July 31, 2015, the Ameriprise Financial, Inc. lease expired and commencing August 1, 2015, pursuant to a merged-premises lease, the Tenant merged premises and began leasing the entire 300,000 square feet. The merged-premises lease will expire in 2023.

Tenant and Portfolio Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors) and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

Balance June 30, 2015
In-place lease valuation (below market)	$(34,493,261)
In-place lease valuation (below market) - accumulated amortization	562,248
In-place lease valuation (below market), net	$(33,931,013)
Tenant origination and absorption cost	$87,086,688
Tenant origination and absorption cost - accumulated amortization	(1,164,434)
Tenant origination and absorption cost, net	$85,922,254
The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 10.2 years as of June 30, 2015. There were no intangible assets as of December 31, 2014. The amortization of the intangible assets and other leasing costs for the six months ended June 30, 2015 is as follows:

Amortization (income) expense for the six months ended June 30, 2015
In-place lease valuation	$(562,248)
Tenant origination and absorption cost	$1,164,434
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of June 30, 2015 for the next five years.

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2015	$(2,023,216)	$4,624,931
2016	$(4,046,433)	$9,249,862
2017	$(4,046,433)	$9,249,862
2018	$(4,046,433)	$9,249,862
2019	$(4,046,433)	$9,249,862
4.    Debt
As of June 30, 2015, the Company's debt consisted of the following:

	Balance as of June 30, 2015	Contractual Interest Rate (1)		Payment Type	Loan Maturity
Revolving Credit Facility	$195,900,000	1.84%	(2)	Interest Only	December 2019	(3)

(1)
The weighted-average interest rate as of June 30, 2015 was approximately 1.87% for the Company's variable-rate debt. The 1.84% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 1.87% weighted-average interest rate is based on a 365-day year.

(2)	As discussed below, the interest rate is a one-month LIBO Rate + 1.65%. As of June 30, 2015, the LIBO Rate was 0.19% (effective as of June 30, 2015).

(3)
The credit agreement related to the Revolving Credit Facility allows for a one-year extension. Maturity date assumes the one-year extension is exercised, at which time, the total outstanding balance would be due.

Revolving Credit Facility
On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (as amended, the “Revolving Credit Facility”), co-led by KeyBank and JPMorgan Chase Bank, with KeyBank as administrative agent, JPMorgan Chase Bank as syndication agent, and a syndicate of lenders. Pursuant to the Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

circumstances up to a maximum total commitment of $1.25 billion. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to acquisition value of the property, as provided for in the first amendment to the Revolving Credit Facility agreement; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.
The Revolving Credit Facility has an interest rate, as provided in the credit agreement, based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, or Base Rate plus the applicable base rate margin (all as provided in the credit agreement). The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter.
The Revolving Credit Facility will initially be secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. Upon the occurrence of certain conditions set forth in the credit agreement, the security for the Revolving Credit Facility shall be released, at the Company's request, provided there is no event of default then existing, and the facility will then be deemed an unsecured revolver.

In addition to customary representations, warranties, covenants, and indemnities, the Revolving Credit Facility requires the Company to comply with the following at all times, which will be tested on a quarterly basis:

•
a maximum consolidated leverage ratio of 60%, or, once the collateral pledges are released, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition only after the facility is deemed unsecured;

•
a minimum consolidated tangible net worth of 80% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $4.7 million, plus 75% of net future equity issuances (including units of operating partnership interests in the Company);

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
In order to be compliant with the maximum unhedged variable rate debt covenant, the Company entered into two interest rate cap agreements for a total notional amount of $150.0 million. Both agreements expire on December 31, 2015. The total cost for the two interest rate cap agreements was $16,500. Thus, the Company was in compliance with all applicable covenants as of June 30, 2015.
On August 10, 2015, the Company exercised its right under the credit agreement and increased the commitments to $410.0 million. (See Note 10, Subsequent Events - Increased Commitments Under the Revolving Credit Facility.)
5.    Equity
Preferred Equity
On June 24, 2015, the Company and the Operating Partnership entered into a purchase agreement with a private fund affiliated with the Company's sponsor (the "Preferred Equity Investor") pursuant to which the Preferred Equity Investor agreed to provide up to an aggregate of $150.0 million of preferred equity investment (the "Preferred Equity Investment") in exchange for up to 15.0 million preferred units of limited partnership interest in the Operating Partnership ("Preferred Units"); provided, however, that the amount of the Preferred Units outstanding at any time may not exceed $50.0 million in value and provided further, that no Preferred Units may be issued after December 24, 2015.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

The Preferred Units may be issued in one or more tranches. Each Preferred Unit will have a liquidation preference of $10.00 per Preferred Unit (the "Liquidation Amount"), plus all accrued and unpaid distributions.
The Preferred Equity Investor is entitled to monthly distributions, payable in arrears, at varying rates in an amount equal to: (a) in the case of the period from the date of issuance to but excluding December 24, 2015, the LIBOR Rate plus 4.50% per annum of the Liquidation Amount per unit; and (b) thereafter, the LIBOR Rate plus 6.50% per annum of the Liquidation Amount per unit.
The Preferred Units may be redeemed by the Operating Partnership, in whole or in part, at the option of the Operating Partnership at any time. The redemption price for the Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption, plus interest thereon (the "Redemption Price"). If fewer than all of the outstanding Preferred Units are to be redeemed at the option of the Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot in a manner determined by the Company, as the general partner of the Operating Partnership, to be fair and equitable to all holders of the Preferred Units.
Pursuant to a side letter of agreement executed on July 20, 2015 made by and among the Company's Chief Executive Officer, the Company, and the Operating Partnership, upon the occurrence of certain events, the Company's Chief Executive Officer would be required to purchase, at a price per unit equal to the then-current public offering price of Class A shares of common stock of the Company (net of sales commission and the dealer manager fee), an amount of common units of limited partnership interest in the Operating Partnership (a "Common Investment") in a dollar amount equal to the amount required to allow the Operating Partnership to redeem all of the outstanding Preferred Units, including any accumulated and unpaid distributions, interest or similar additional amounts with respect thereto. The Operating Partnership would, and the Company would cause the Operating Partnership to, use all of the proceeds from a Common Investment to affect a full redemption of all outstanding Preferred Units.
As of June 30, 2015, there were 3,256,000 Series A Cumulative Redeemable Preferred Units outstanding.
As of August 12, 2015, there were 2,171,000 Series A Cumulative Redeemable Preferred Units outstanding.
Common Equity
As of June 30, 2015, the Company had received aggregate gross offering proceeds of approximately $144.0 million from the sale of shares in the Primary Offering and the DRP Offering. There were 14,488,161 shares outstanding at June 30, 2015, including shares issued pursuant to the DRP.
Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan ("DRP") that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. For the six months ended June 30, 2015 and from the effective date of the Offering through December 31, 2014, the Company issued 121,332 and 5,333 Class A shares, respectively, under the DRP. (See Note 10, Subsequent Events - Status of Offering, for shares issued pursuant to the DRP at filing.)
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
June 30, 2015
(unaudited)

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

The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors. As of June 30, 2015, $1,203,313 in shares of Class A common stock would be available for redemption, if not for the one-year limitation period. As of June 30, 2015, we had no redemption requests. Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. (See Note 6, Noncontrolling Interests, for discussion on the noncontrolling interests that are eligible for redemption).
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

6.    Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units for $10 per unit on February 11, 2014 in exchange for the initial capitalization of the Operating Partnership. As of June 30, 2015, noncontrolling interests were approximately 0.14% of total shares outstanding, and approximately 0.28% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).

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

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units only after the units have been outstanding for one year. The Company may, in its sole and absolute discretion, elect to acquire the limited partnership units for cash equal to the value of an equivalent number of shares, or, purchase such limited partners' limited partnership units by generally issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests.

The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2015 and for the period February 11, 2014 (date of initial capitalization) through December 31, 2014:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

	Six Months Ended June 30, 2015	For the period February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Beginning balance	$139,041	$200,000
Distributions to noncontrolling interests	(5,455)	(2,983)
Net loss	(24,567)	(57,976)
Ending balance	$109,019	$139,041

7.    Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2015 and December 31, 2014:

	Year Ended December 31, 2014	Six Months Ended June 30, 2015
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$7,521,068	$1,675,276	$5,845,792
Operating expenses	—	288,944	136,633	152,311
Asset management fees	—	368,959	3,401	365,558
Property management fees	—	26,023	218	25,805
Organization and offering expenses				—
Organizational expenses	78,641	309,247	204,891	182,997
Offering expenses	306,514	1,672,020	1,045,109	933,425
Other costs advanced by the Advisor	448,213	515,725	448,746	515,192
Selling commissions	22,966	8,697,619	8,614,597	105,988
Dealer Manager fees	9,842	3,969,250	3,932,862	46,230
Total due to affiliates	$866,176	$23,368,855	$16,061,733	$8,173,298
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
The advisory agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of December 31, 2014, organizational and offering costs had exceeded the limitations set forth by approximately $1.1 million. Therefore, if the Offering had been terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, of $11.0 million, the Company would have been liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations noted above. As of June 30, 2015, organizational and offering costs did not exceed the limitations set forth above. Therefore, the Company was liable for the full amount of organizational and

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

offering costs incurred by the Advisor. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies — Organizational and Offering Costs.)
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager, which was amended on November 25, 2014, entitling the Dealer Manager to receive a sales commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. The Dealer Manager has, and will continue to enter into, participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Primary Offering. Upon the sale of the Company's shares by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses.
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
Asset Management Fee
The Advisor receives an annual asset management fee for managing the Company’s assets equal to 1.0% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.
Property Management Agreement
In the event that the Company contracts directly with non-affiliated third party property managers with respect to its individual properties, the Company pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining the Company's properties, as well as certain allocations of office, administrative, and supply costs. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company pays the Property Manager aggregate property management fees of up to 3.0%, or greater if the lease so allows, of gross revenues received for management of the Company's properties, plus reimbursable costs as applicable. These property management fees may be paid or re-allowed to third party property managers.  In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.
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
June 30, 2015
(unaudited)

Employee and Director Long-Term Incentive Plan
The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of June 30, 2015, 1,448,816 shares were reserved for issuance under the Plan, however, no awards had been granted under the Plan.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR") and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if certain investment opportunities should be recommended to the Company or another program sponsored or co-sponsored by the Sponsor; and (3) influence of the fee structure under the advisory agreement and distribution structure of the operating partnership agreement that could result in actions not necessarily in the long-term best interest of the stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy as to the allocation of acquisition opportunities among the Company and GCEAR, which is based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.
If, after consideration of these factors, the investment opportunity is suitable for GCEAR and for the Company, then:

•	GCEAR will have priority for investment opportunities of $75 million or greater; and

•	the Company will have priority for investment opportunities of $35 million or less, until such time as the Company reaches $500 million in aggregate assets (based on contract purchase price).
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
June 30, 2015
(unaudited)

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
9.    Declaration of Distributions

During the quarter ended June 30, 2015, the Company paid distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2015 through June 30, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

On June 16, 2015, the Company's board of directors declared distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2015 through September 30, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

On July 27, 2015, the Company's board of directors declared a stock distribution in the amount of 0.00013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015. Such stock distribution to each stockholder of record during a month will be issued on such date of the following month as the Company's Chief Executive Officer may determine.
10.    Subsequent Events
Status of the Offering
As of August 12, 2015, the Company has received and accepted subscriptions in the Offering for 17,046,997 Class A shares of common stock, or $169,539,971, excluding Class A shares of common stock issued pursuant to the DRP. To date, a total of $1,640,790 in distributions were reinvested pursuant to the DRP and 172,715 Class A shares of common stock were issued pursuant to the DRP.
Acquisition of Morpho Detection Property
On July 1, 2015, the Company, through the Operating Partnership, acquired a two-story, Class "A" office and research and development property consisting of 64,200 net rentable square feet located in Andover, Massachusetts (the "Morpho Detection property"). The Morpho Detection property is leased in its entirety pursuant to a triple-net lease to Morpho Detection,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(unaudited)

LLC ("Morpho Detection"), obligating Morpho Detection to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining lease term was approximately 11.9 years.
The purchase price of the Morpho Detection property was $11.5 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement payable to the Advisor, was funded with a $6.9 million draw from the Revolving Credit Facility, $2.6 million in proceeds from the Preferred Equity Investment, and the remaining proceeds coming from the Primary Offering.
Acquisition of FedEx Freight Property
On July 22, 2015, the Company, through the Operating Partnership, acquired a single-story, Class "A" truck terminal and its associated outbuildings consisting of approximately 160,400 net rentable square feet located in West Jefferson, Ohio (the "FedEx Freight property"). The FedEx Freight property is leased in its entirety pursuant to a triple-net lease to FedEx Freight, Inc. ("FedEx Freight"), obligating FedEx Freight to all costs and expenses to operate and maintain the property, including certain capital expenditures. On the acquisition date, the remaining lease term was approximately 8.5 years.
The purchase price of the FedEx Freight property was $28.0 million, which, along with other closing fees and expenses, including acquisition fees and expense reimbursement payable to the Advisor, was funded with a $16.8 million draw from the Revolving Credit Facility and $10.8 million in proceeds from the Preferred Equity Investment.
Acquisition of Aetna Property
On July 29, 2015, the Company, through the Operating Partnership, acquired a two-story, institutional quality office property consisting of approximately 100,300 net rentable square feet located in Tucson, Arizona (the "Aetna property"). The Aetna property is leased in its entirety pursuant to a triple-net lease to Aetna Life Insurance Company ("Aetna Life Insurance"), obligating Aetna Life Insurance to all costs and expenses to operate and maintain the property. The remaining lease term was 10 years commencing upon the Company's acquisition.
The purchase price of the Aetna property was $21.7 million, which, along with other closing fees and expenses (reduced by certain adjustments, credits, and previous deposits), including acquisition fees and expense reimbursement payable to the Advisor, was funded with a $21.6 million draw from the Revolving Credit Facility.
Increased Commitments Under the Revolving Credit Facility
On August 10, 2015, the Company entered into an Increase Agreement to exercise its right under the credit agreement to increase the total commitments. In doing so, total commitments increased from $250.0 million to $410.0 million. In addition, the Company entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms to the Revolving Credit Agreement were changed.
Funds Outstanding Pursuant to the Revolving Credit Facility
As of August 12, 2015, $241.2 million was outstanding pursuant to the Revolving Credit Facility.
Preferred Units Outstanding Pursuant to the Preferred Equity Investment
As of August 12, 2015, there were 2,171,000 Series A Cumulative Redeemable Preferred Units outstanding pursuant to the Preferred Equity Investment.

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
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company," "we," "us," "our"), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust ("REIT"). We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a newly formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, our Advisor. Our year end is December 31.
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
As of June 30, 2015, we had issued 14,361,496 shares of our Class A common stock for gross proceeds of approximately $142.8 million, excluding shares of our Class A common stock issued pursuant to the DRP. As of June 30, 2015, we had issued 126,665 shares of Class A common stock pursuant to the DRP.

As of June 30, 2015, we owned 9 properties (13 buildings), as shown in the table below, encompassing approximately 2.3 million square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (2)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (3)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	100%	100%	Industrial	2024	$355,419
Westgate II	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	57,000,000	186,300	100%	100%	Office	2024	3,830,547
Administrative Office of Pennsylvania Courts	Mechanicsburg, PA	Administrative Office of Pennsylvania Courts	4/22/2015	10,115,000	56,600	100%	100%	Office	2024	750,498
American Express Center (1)(4)	Phoenix, AZ	American Express Travel Related Services Company, Inc.	5/11/2015	91,500,000	513,400	96%	100%	Data Center/Office	2023	5,826,487
MGM Corporate Center (1)(5)	Las Vegas, NV	MGM Resorts International	5/27/2015	30,300,000	168,300	99%	100%	Office	2024	1,886,759
American Showa	Columbus, OH	American Showa, Inc.	5/28/2015	17,200,000	304,600	100%	100%	Industrial	2025	1,025,377
Huntington Ingalls (1)(6)	Hampton, VA	Huntington Ingalls Incorporated	6/26/2015	34,300,000	515,500	100%	100%	Industrial	2027	2,232,054
Wyndham	Parsippany, NJ	Wyndham Worldwide Operations	6/26/2015	81,400,000	203,500	100%	100%	Office	2029	5,078,831
Exel	Groveport, OH	Exel, Inc.	6/30/2015	15,946,200	312,000	100%	100%	Distribution Facility	2022	1,123,261
Total				$343,261,200	2,321,400					$22,109,233

(1)	Multi-building property acquisitions are considered one property for portfolio purposes.

(2)	The portfolio is 100% occupied and leased.

(3)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(4)	The American Express Center property consists of two buildings.

(5)	The MGM Corporate Center property consists of three buildings.

(6)	The Huntington Ingalls property consists of two buildings.

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
On September 23, 2014, we satisfied our minimum offering requirement and commenced operations. As of June 30, 2015, our portfolio consisted of 9 properties (13 buildings) encompassing approximately 2.3 million square feet with an acquisition value of $343.3 million and annualized net rent of approximately $22.1 million (for the 12-month period subsequent to June 30, 2015).
There is no basis of comparison during the periods presented as we had no properties for the same periods presented in 2014. Additionally, our results of operations for the periods presented are not indicative of those expected in future periods as we expect all the components of our operating results noted below to increase in future periods as we acquire additional real estate assets.
Operating Results for the Three and Six Months Ended June 30, 2015
Rental Income
Rental income for the three and six months ended June 30, 2015 was approximately $3.2 million for each period, consisting of base rental income ($2.4 million and $2.5 million, respectively, with the difference due to March 2015 pro-rated rent for Owens Corning), adjustment to straight-line contractual rent ($0.2 million), and amortization of in-place lease amortization ($0.6 million).

Property Expense Recoveries
Property expense recoveries for the three and six months ended June 30, 2015 were approximately $0.4 million for each period, consisting of recovery of property tax expenses ($0.3 million) and recovery of operating expenses ($0.1 million).
Management Fees (Asset and Property)
Asset Management and Property Management fees for the three and six months ended June 30, 2015 were approximately $0.4 million for each period, related to the acquisitions made during the respective periods.
Property Operating Expense and Property Tax Expense
Property expenses for the three and six months ended June 30, 2015 were approximately $0.4 million for each period, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates for the three and six months ended June 30, 2015 were approximately $2.2 million and $2.3 million, respectively, as a result of acquisitions made during the respective periods. Real estate acquisition fees and expenses to affiliates for the three and six months ended June 30, 2015 were approximately $7.4 million and $7.5 million, respectively, related to the acquisition fees and expense reimbursement earned by our Advisor for the acquisitions made during the respective periods. The acquisition costs were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2015 were approximately $0.5 million, consisting primarily of organizational costs associated with the public offering ($0.1 million), advisor overhead allocation ($0.2 million), directors' and officers' liability insurance and board of directors fees ($0.1 million, in total), professional and legal fees ($0.1 million), and transfer agent fees ($0.1 million).
General and administrative expenses for the six months ended June 30, 2015 were approximately $1.1 million, consisting primarily of organizational costs associated with the public offering ($0.3 million), advisor overhead allocation ($0.3 million), directors' and officers' liability insurance and board of directors fees ($0.2 million, in total), professional and legal fees ($0.1 million), and transfer agent fees ($0.1 million). The $0.3 million of organizational costs incurred during the six months ended June 30, 2015 were funded by our Sponsor. (See Note 7, Related Party Transactions.)
Depreciation and Amortization Expense
Depreciation and amortization expense for the three and six months ended June 30, 2015 was approximately $1.9 million for each period. Depreciation expense consists of depreciation of buildings ($0.7 million). Amortization expense consists of the amortization of the property acquisition value allocated to tenant origination and absorption costs ($1.2 million).
Interest Expense
Interest expense for the three months ended June 30, 2015 was approximately $0.6 million, consisting primarily of interest expense related to draws from the Revolving Credit Facility ($0.4 million), the Revolving Credit Facility unused commitment fee ($0.1 million), and deferred financing costs amortization ($0.1 million).
Interest expense for the six months ended June 30, 2015 was approximately $0.8 million, consisting primarily of interest expense related to draws from the Revolving Credit Facility ($0.4 million), the Revolving Credit Facility unused commitment fee ($0.2 million), and deferred financing costs amortization ($0.2 million).

Potential Acquisitions
On September 19, 2014, our board of directors approved the potential acquisition of a 120,000 square foot office/R&D facility that is currently under construction and is located in Auburn Hills, Michigan which will be fully leased to Atlas Copco Tools & Assembly Systems LLC (the "Atlas Copco Property"). The purchase price of the Atlas Copco Property is $17.75 million, plus closing costs and acquisition fees. We expect this acquisition to close in October of 2015 and to fund such acquisition with a combination of a draw from the Revolving Credit Facility, Preferred Equity Investment, and net proceeds from our Primary Offering. On September 24, 2014, we funded a real estate acquisition deposit for the Atlas Copco Property in the amount of $2.0 million.
Pursuant to the purchase agreement, we (upon assignment of the agreement) would be obligated to purchase the Atlas Copco Property only after satisfactory completion of agreed upon closing conditions. We will decide whether to acquire the Atlas Copco Property generally based upon:

•	our ability to raise sufficient proceeds in our Primary Offering to acquire the property;

•	satisfactory completion of due diligence on the property and the seller of the property;

•	satisfaction of the conditions to the acquisition in accordance with the purchase agreement; and

•	no material adverse change relating to the property, the seller of the property or certain economic conditions.
There can be no assurance that the acquisition of the Atlas Copco Property will be completed, and if we fail to complete the acquisition, we may forfeit up to $2.0 million in earnest money.
Other properties may be identified in the future that we may acquire prior to or instead of the Atlas Copco Property. Due to the considerable conditions to the consummation of the acquisition of the Atlas Copco Property, we cannot make any assurances that the closing of the Atlas Copco Property is probable.
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

Our calculation of FFO and MFFO to common stockholders is presented in the following table for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Net loss	$(9,797,905)	$(10,824,296)
Adjustments:
Depreciation of building and improvements	705,634	712,890
Amortization of leasing costs and intangibles	1,160,835	1,164,433
FFO deficit	$(7,931,436)	$(8,946,973)
Distributions to redeemable preferred unit holders	(21,193)	(21,193)
Distributions to noncontrolling interests	(2,743)	(5,455)
FFO deficit, adjusted for noncontrolling interest distributions	$(7,955,372)	$(8,973,621)
Reconciliation of FFO to MFFO:
Adjusted FFO deficit	$(7,955,372)	$(8,973,621)
Adjustments:
Acquisition fees and expenses to non-affiliates	2,195,923	2,278,188
Acquisition fees and expenses to affiliates	7,379,317	7,521,068
Revenues in excess of cash received (straight-line rents)	(163,785)	(165,891)
Amortization of above/(below) market rent	(560,698)	(562,248)
MFFO to common stockholders	$895,385	$97,496
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
Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into a revolving credit agreement (the “Revolving Credit Facility”) co-led by KeyBank, as administrative agent, and JPMorgan Chase Bank, as syndication agent, along with a syndicate of lenders. Pursuant to the Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to acquisition value of the property, as provided for in the first amendment to the Revolving Credit Facility agreement; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.
The Revolving Credit Facility has an interest rate, as provided in the credit agreement, based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, or Base Rate plus the applicable base rate margin. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter.
The Revolving Credit Facility is initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. Upon the occurrence of certain conditions set forth in the credit agreement, the security for the Revolving Credit Facility will be released, at our request, provided there is no event of default then existing, and the facility will then be deemed an unsecured revolver.
As of June 30, 2015, there was $195.9 million outstanding pursuant to the Revolving Credit Facility. (See Note 10, Subsequent Events - Funds Outstanding Pursuant to the Revolving Credit Facility.)
Preferred Equity
On June 24, 2015, we and our Operating Partnership entered into a purchase agreement with a private fund affiliated with the Company's sponsor (the "Preferred Equity Investor") pursuant to which the Preferred Equity Investor agreed to provide up to an aggregate of $150 million of preferred equity investment (the "Preferred Equity Investment") in exchange for up to 15 million preferred units of limited partnership interest in our Operating Partnership ("Preferred Units"); provided, however, that the amount of the Preferred Units outstanding at any time may not exceed $50 million in value and provided further, that no Preferred Units may be issued after December 24, 2015.
The Preferred Units may be issued in one or more tranches. Each Preferred Unit will have a liquidation preference of $10.00 per Preferred Unit (the "Liquidation Amount"), plus all accrued and unpaid distributions.
The Preferred Equity Investor is entitled to monthly distributions, payable in arrears, at varying rates in an amount equal to: (a) in the case of the period from the date of issuance to but excluding December 24, 2015, the LIBOR Rate plus 4.50% per annum of the Liquidation Amount per unit; and (b) thereafter, the LIBOR Rate plus 6.50% per annum of the Liquidation Amount per unit.
The Preferred Units may be redeemed by our Operating Partnership, in whole or in part, at the option of our Operating Partnership at any time. The redemption price for the Preferred Units will be equal to the sum of the Liquidation Amount plus all accumulated and unpaid distributions thereon to the date of redemption, plus interest thereon (the "Redemption Price"). If fewer than all of the outstanding Preferred Units are to be redeemed at the option of our Operating Partnership, the Preferred Units to be redeemed will be determined pro rata or by lot in a manner determined by us, as the general partner of the Operating Partnership, to be fair and equitable to all holders of the Preferred Units.
Pursuant to a side letter of agreement executed on July 20, 2015 made by and among our Chief Executive Officer, our Company, and our Operating Partnership, upon the occurrence of certain events, our Chief Executive Officer would be required to purchase, at a price per unit equal to the then-current public offering price of Class A shares of common stock of our Company (net of sales commission and the dealer manager fee), an amount of common units of limited partnership interest in our Operating Partnership (a "Common Investment") in a dollar amount equal to the amount required to allow our Operating Partnership to redeem all of the outstanding Preferred Units, including any accumulated and unpaid distributions, interest or similar additional amounts with respect thereto. Our Operating Partnership would, and our Company would cause our Operating Partnership to, use all of the proceeds from a Common Investment to affect a full redemption of all outstanding Preferred Units.
As of June 30, 2015, there were 3,256,000 Series A Cumulative Redeemable Preferred Units outstanding.

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
Our cash and cash equivalent balances decreased by approximately $1.0 million during the six months ended June 30, 2015 and were used in or provided by the following:
Operating Activities. Cash flows used in or provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2015, we used approximately $2.5 million of net cash from operating activities. The net loss of $10.8 million in the current period is offset by the following:
•$1.3 million in non-cash adjustments related to depreciation, amortization, and deferred rent; and
•$7.0 million in cash provided by working capital.
Investing Activities. During the six months ended June 30, 2015, we used $343.8 million in cash for investing activities as a result of the following:
•$343.3 million in cash used for acquisitions made in the current period; and
•$0.5 million in cash used for real estate acquisition deposits made in the current period.
Financing Activities. During the six months ended June 30, 2015, we generated approximately $345.3 million in cash from financing activities as a result of the following:
•$195.9 million in cash provided by borrowings from the Revolving Credit Facility;
•$117.4 million in cash provided by the issuance of common stock;
•$32.6 million in cash provided by the issuance of Preferred Units; and

•	$0.5 million in cash used for distribution payments made to common stockholders and noncontrolling interests.

Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in the Offering;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments, if applicable;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.
Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow used in operating activities during the six months ended June 30, 2015:

				Distributions Paid (3)
Period	Distributions Declared (1)		Distributions Declared Per Share (1) (2)	Cash (4)	Reinvested	Total	Cash Flow Used in Operating Activities
First Quarter 2015	$410,830		$0.13	$90,589	$240,589	$331,178	$(549,800)
Second Quarter 2015	$1,504,067	(5)	$0.14	$434,585	$912,058	$1,346,643	$(1,955,823)

(1)	Distributions for the period from January 1, 2015 through June 30, 2015 were based on daily record dates and were calculated at a rate of $0.00150684932 per day per share.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

(4)	Includes distributions paid to noncontrolling interests.

(5)	Includes distributions declared for preferred unit holders.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2015:

	Payments Due During the Years Ending December 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$195,900,000	$—	$—	$195,900,000	$—
Interest on outstanding debt obligations (2)	16,651,153	1,291,724	7,319,258	8,040,171	—
Total	$212,551,153	$1,291,724	$7,319,258	$203,940,171	$—

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility at June 30, 2015. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility at June 30, 2015. Projected interest payments are based on the interest rate in effect at June 30, 2015.

Off-Balance Sheet Arrangements
As of June 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 10, Subsequent Events, to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk.
In the future, we may be exposed to the effects of interest rate changes primarily as a result of long-term debt used to acquire properties and make loans and other permitted investments. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into additional derivative financial instruments such as interest rate swaps and caps in order to further mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes.
As of June 30, 2015, our debt consisted of the Revolving Credit Facility with $195.9 million outstanding.
Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into the Revolving Credit Facility, with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion.
The Revolving Credit Facility has an interest rate, as provided in the credit agreement, based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin or Base Rate plus the applicable base rate margin. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Revolving Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Revolving Credit Facility would have potentially increased by approximately $0.2 million for the six months ended June 30, 2015.
During June 2015, we entered into two interest rate cap agreements with a total notional amount of $150.0 million to hedge against an increase in the LIBO Rate in excess of 1.00%. Both interest rate caps expire on December 31, 2015.
Preferred Equity
In connection with the investment in the Preferred Units of our Operating Partnership, the Preferred Equity Investor is entitled to monthly distributions, payable in arrears, at varying rates in an amount equal to: (a) in the case of the period from the date of issuance to but excluding December 24, 2015, the LIBOR Rate plus 4.50% per annum of $10.00 per unit; and (b) thereafter, the LIBOR Rate plus 6.50% per annum of $10.00 per unit.
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would potentially increase by approximately $4,500 for the six months ended June 30, 2015.
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 other than the additional disclosure of the risk factors listed below.
The Preferred Units rank senior to all classes or series of partnership interest in our operating partnership. Unless and until the Preferred Units are redeemed, certain rights of the holders of Preferred Units will be senior to the rights of our common stockholders, including the rights to distributions, which could have a negative impact on our ability to pay distributions to stockholders.
The Preferred Units rank senior to all common stockholders or common series of partnership units in our operating partnership, and therefore, certain rights of holders of Preferred Units are senior to those of our common stockholders. Furthermore, distributions on the Preferred Units are cumulative and are declared and payable monthly. We are obligated to pay the Preferred Investor its current distributions and any accumulated distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution will be used first to pay distributions to the Preferred Investor. The Preferred Investor also has a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of the affairs of our operating partnership (a "liquidation") which could negatively affect any payments to our common stockholders in the event of a liquidation. In addition, our operating partnership’s right to redeem the Preferred Units at any time could have a negative effect on our ability to operate profitably and our ability to pay distributions to stockholders.
Our Chief Executive Officer and Chairman of our Board of Directors is a controlling person of an entity that has purchased, and may continue to purchase, common stock in this offering, and therefore may face conflicts with regard to his fiduciary duties to us and that entity related to that entity making investments in or redeeming our common stock.
Our Chief Executive Officer is a controlling person of an entity that has purchased shares of our common stock.  Our Chief Executive Officer owes fiduciary duties to that entity and its security holders that may conflict with the fiduciary duties he owes to us and our stockholders.  Our Chief Executive Officer may also make decisions on behalf of that entity related to investments in and redemptions of our common stock, which may result in that entity making an investment in or disposition of our common stock which may be to the detriment of our stockholders.
Further, because such entity holds investments in other entities sponsored by our sponsor, the interests of such entity and its security holders may not be aligned with our interests or those of our stockholders.
In addition, our ability to redeem shares pursuant to our share redemption program is subject to certain limitations, including a limitation on the number of shares we may redeem during each quarter.  If that entity should elect to redeem shares in a given quarter, or if any single stockholder who owns a significant number of shares of our common stock elects to redeem shares in a given quarter, the limitations on redemption contained in our share redemption program may be met or exceeded.  As described further in Note 5, Equity - Share Redemption Program, if we are unable to purchase all the shares presented for redemption in a quarter, we will attempt to honor redemption requests on a pro rata basis, and will treat the unsatisfied portion of your redemption request as a request for redemption the following quarter.  Please see Note 5, Equity - Share Redemption Program, for a detailed discussion of the restrictions and limitations of our share redemption program.
We have paid, and may continue to pay distributions from sources other than cash flow from operations, including out of net proceeds from this offering; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through June 30, 2015, we funded a substantial amount of our total distributions out of net offering proceeds from this offering.  If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain. See the "Description of Shares - Distribution Policy" section of this prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    None.
(b)    We registered $2,200,000,000 in shares of our common stock in our current Offering (SEC File No. 333-194280, effective July 31, 2014; amended on December 5, 2014 in which the Class T common stock was removed, prior to any Class T shares being issued, at the direction of the board of directors), consisting of $2,000,000,000 in shares of Class A common stock at an offering price of $10.00 per share to be offered to the public in our Primary Offering, and $200,000,000 in shares of Class A common stock at a price of $9.50 per share to be offered pursuant to our DRP.
As of June 30, 2015, we had received aggregate gross proceeds from our Offering of $142.8 million from the sale of 14,361,496 shares of our Class A common stock and $1,203,313 from the issuance of 126,665 shares of our Class A common stock pursuant to the DRP. Our equity raise as of June 30, 2015 resulted in the following:

Common shares issued in our Offering	14,361,496
Common shares issued in our Offering pursuant to the DRP	126,665
Total common shares	14,488,161
Gross proceeds from our Offering	$142,768,816
Gross proceeds from our Offering from shares issued pursuant to our DRP	1,203,313
Total gross proceeds from our Offering	$143,972,129
Selling commissions and Dealer Manager fees paid	(13,515,249)
Reimbursement of O&O costs paid to our Advisor	(1,250,000)
Net proceeds from our Offering	$129,206,880
Reimbursement of O&O costs owed to our Advisor	(1,116,422)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$128,090,458
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisition of real property of $118.5 million;

•	Closing costs related to the Revolving Credit Facility of $1.9 million;

•	Acquisition fees and expense reimbursement paid to our Advisor of $1.7 million; and

•	Other company and business obligations, including, but not limited to, the payment of a portion of cash distributions to stockholders of $0.5 million.
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

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A to the Registrant's Prospectus Supplement No. 9 filed pursuant to Rule 424(b)(3), filed on August 3, 2015, SEC File No. 333-194280

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2014, SEC File No. 333-194280

10.1	Westgate II Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.2	Westgate II Lease, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.3	Amendment No. 1 to Westgate II Lease, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.4	Amendment No. 2 to Westgate II Lease, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.5	Amendment No. 3 to Westgate II Lease, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.6	AOPC Lease, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 28, 2015, SEC File No. 333-194280
10.7	First Amendment to AOPC Lease, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 28, 2015, SEC File No. 333-194280
10.8	Second Amendment to AOPC Lease, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2015, SEC File No. 333-194280
10.9
Selected Dealer Agreement by and among the Registrant, Griffin Capital Essential Asset Advisor II, LLC, Griffin Capital Securities, Inc., Griffin Capital Corporation, and Ameriprise Financial Services, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 11, 2015, SEC File No. 333-194280

10.10	Purchase Agreement for the American Express Center Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280
10.11	Data Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280
10.12
First Amendment to Data Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280

10.13
Technical Resource Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280

10.14
First Amendment to Technical Resource Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280

10.15	840 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280

10.16
First Amendment to 840 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280

10.17	880 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280
10.18	950 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280
10.19	Wyndham Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.20
Series A Cumulative Redeemable Preferred Unit Purchase Agreement, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280

10.21
Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P., incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280

10.22
Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P., incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280

10.23	Wyndham Lease, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.24	Commencement Date Agreement for Wyndham Property, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.25	300 West Park Building Lease for Huntington Ingalls Property, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.26	500 West Park Building Lease for Huntington Ingalls Property, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.27*	Side Letter of Agreement between the Registrant, Kevin A. Shields, and Griffin Capital Essential Asset Operating Partnership II, L.P.
10.28*	Increase Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, JPMorgan Chase Bank, Bank of America, Fifth Third Bank, and Suntrust Bank
10.29*	Joinder Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, and Associated Bank, National Association
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended June 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	August 13, 2015	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)