Form 10-Q
period 2015-09-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2015-11-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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

As of November 5, 2015, there were 24,234,146 shares of Class A common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

		Page No.
PART I. FINANCIAL INFORMATION
	Cautionary Note Regarding Forward-Looking Statements	4
Item 1.	Financial Statements:
	Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014 (unaudited)	5
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and the period from February 11, 2014 (Date of Initial Capitalization) through September 30, 2014 (unaudited)	6
	Consolidated Statements of Equity for the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014 and Nine Months Ended September 30, 2015 (unaudited)	7
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and the Period from February 11, 2014 (Date of Initial Capitalization) through September 30, 2014 (unaudited)	8
	Notes to Consolidated Financial Statements (unaudited)	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	47
Item 6.	Exhibits	48
SIGNATURES		50

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$9,584,585	$6,171,317
Real estate:
Land	51,743,493	—
Building	340,655,853	—
Tenant origination and absorption cost	106,522,188	—
Total real estate	498,921,534	—
Less: accumulated depreciation and amortization	(6,644,657)	—
Total real estate, net	492,276,877	—
Real estate acquisition deposits	2,000,000	2,000,000
Deferred financing costs, net	2,772,303	1,902,082
Other assets, net	6,274,207	514,868
Total assets	$512,907,972	$10,588,267
LIABILITIES AND EQUITY

Revolving Credit Facility	$275,400,000	$—
Accounts payable and other liabilities	5,737,393	175,985
Distributions payable	704,045	15,279
Due to affiliates	16,163,011	866,176
Below market leases, net	35,808,731	—
Total liabilities	333,813,180	1,057,440
Commitments and contingencies (Note 8)
Preferred units subject to redemption, 1,371,000 units eligible toward redemption as of September 30, 2015	13,710,000	—
Common stock subject to redemption	2,647,467	50,666
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of September 30, 2015 and December 31, 2014, respectively	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 20,768,696 and 1,133,773 Class A shares outstanding, as of September 30, 2015 and December 31, 2014, respectively	207,548	11,335
Additional paid-in capital	181,478,266	9,838,210
Cumulative distributions	(4,534,230)	(71,809)
Accumulated deficit	(14,516,780)	(436,616)
Total stockholders' equity	162,634,804	9,341,120
Noncontrolling interests	102,521	139,041
Total equity	162,737,325	9,480,161
Total liabilities and equity	$512,907,972	$10,588,267

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,	For the Period from February 11, 2014 (Date of Initial Capitalization) through September 30,
	2015	2014	2015	2014
Revenue:
Rental income	$8,475,850	$—	$11,673,877	$—
Property expense recovery	1,207,078	—	1,609,685	—
Total revenue	9,682,928		13,283,562
Expenses:
Asset management fees to affiliates	1,054,094	—	1,423,053	—
Property management fees to affiliates	102,892	—	128,915	—
Property operating	490,542	—	532,743	—
Property tax	977,218	—	1,354,520	—
Acquisition fees and expenses to non-affiliates	587,499	—	2,865,687	—
Acquisition fees and expenses to affiliates	2,128,671	—	9,649,739	—
General and administrative	731,957	175,918	1,822,590	175,918
Depreciation and amortization	4,767,334	—	6,644,657	—
Total expenses	10,840,207	175,918	24,421,904	175,918
Loss from operations	(1,157,279)	(175,918)	(11,138,342)	(175,918)
Other income (expense):
Interest income	29	—	261	—
Interest expense	(1,480,969)	—	(2,324,434)	—
Net loss	(2,638,219)	(175,918)	(13,462,515)	(175,918)
Distributions to redeemable preferred unit holders	(345,009)	—	(366,202)	—
Preferred units redemption premium	(279,740)	—	(279,740)	—
Less: Net loss attributable to noncontrolling interests	3,726	86,552	28,293	124,550
Net loss attributable to common stockholders	$(3,259,242)	$(89,366)	$(14,080,164)	$(51,368)
Net loss attributable to common stockholders, basic and diluted	$(0.19)	$(4.32)	$(1.33)	$(6.22)
Weighted average number of common shares outstanding, basic and diluted	17,493,342	20,666	10,550,022	8,255

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Year Ended December 31, 2014 and the Nine Months Ended September 30, 2015 (unaudited)

	Class A Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE February 11, 2014 (Date of Initial Capitalization)	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,128,340	11,283	11,272,116	—	—	11,283,399	—	11,283,399
Discount on issuance of common stock	—	—	(279,960)	—	—	(279,960)	—	(279,960)
Offering costs including dealer manager fees to affiliates	—	—	(1,154,894)	—	—	(1,154,894)	—	(1,154,894)
Distributions to common stockholders	—	—	—	(21,143)	—	(21,143)	—	(21,143)
Issuance of shares for distribution reinvestment plan	5,333	51	50,615	(50,666)	—	—	—	—
Additions to common stock subject to redemption	—	—	(50,666)	—	—	(50,666)	—	(50,666)
Distributions for noncontrolling interest	—	—	—	—	—	—	(2,983)	(2,983)
Net loss	—	—	—	—	(436,616)	(436,616)	(57,976)	(494,592)
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	19,345,090	193,451	193,257,448	—	—	193,450,899	—	193,450,899
Discount on issuance of common stock	—	—	(747,268)	—	—	(747,268)	—	(747,268)
Offering costs including dealer manager fees to affiliates	—	—	(20,936,950)	—	—	(20,936,950)	—	(20,936,950)
Distributions to common stockholders	—	—	—	(1,700,772)	—	(1,700,772)	—	(1,700,772)
Issuance of shares for distribution reinvestment plan	273,348	2,597	2,594,204	(2,596,801)	—	—	—	—
Additions to common stock subject to redemption	—	—	(2,596,801)	—	—	(2,596,801)	—	(2,596,801)
Issuance of stock distributions	16,485	165	164,683	(164,848)	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(8,227)	(8,227)
Preferred units offering cost	—	—	(375,000)	—	—	(375,000)	—	(375,000)
Write-off of offering cost on redemption of preferred units	—	—	279,740	—	—	279,740	—	279,740
Net loss	—	—	—	—	(14,080,164)	(14,080,164)	(28,293)	(14,108,457)
BALANCE September 30, 2015	20,768,696	$207,548	$181,478,266	$(4,534,230)	$(14,516,780)	$162,634,804	$102,521	$162,737,325

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Nine Months Ended September 30, 2015	For the period from February 11, 2014 (Date of Initial Capitalization) through September 30, 2014
Operating Activities:
Net loss	$(13,462,515)	$(175,918)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation of building	2,692,040	—
Amortization of tenant origination and absorption cost	3,952,617	—
Amortization of below market lease	(1,091,830)	—
Amortization of deferred financing costs	328,322	—
Deferred rent	(786,042)	—
Change in operating assets and liabilities:
Other assets, net	(2,433,902)	(59,340)
Accounts payable and other liabilities	4,914,656	53,500
Due to affiliates, net	10,115,172	489,661
Net cash provided by operating activities	4,228,518	307,903
Investing Activities:
Acquisition of property, net	(460,474,220)	—
Real estate acquisition deposits	—	(2,000,000)
Net cash used in investing activities	(460,474,220)	(2,000,000)
Financing Activities:
Financing deposits	—	(250,000)
Proceeds from borrowings - Credit Facility	275,400,000	—
Deferred financing costs	(1,198,543)	—
Issuance of common stock, net of discounts and offering costs	173,133,949	2,078,072
Issuance of preferred equity subject to redemption	68,360,000	—
Redemption of preferred units	(54,650,000)	—
Distributions paid to common stockholders	(1,356,985)	—
Distributions paid to noncontrolling interests	(8,258)	—
Distributions paid to preferred units subject to redemption	(21,193)	—
Net cash provided by financing activities	459,658,970	1,828,072
Net increase in cash and cash equivalents	3,413,268	135,975
Cash and cash equivalents at the beginning of the period	6,171,317	201,000
Cash and cash equivalents at the end of the period	$9,584,585	$336,975
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$686,070	$—
Supplemental Disclosures of Non-Cash Transactions:
Change in accrued offering cost	$1,245,124	$—
Change in accrued real estate deposits	$900,000	$—
Change in accrued financing fees	$2,539,395	$—
Change in accrued tenant allowances	$646,753	$—
Preferred units offering costs payable to advisor	$375,000	$—
Increase in distributions payable - common stock	$343,787	$54
Increase in distributions payable - preferred units	$345,009	$—
Common stock issued pursuant to the distribution reinvestment plan	$2,596,801	$2,439

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
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
Griffin Capital Corporation, a California corporation (the “Sponsor”), is the sponsor of the Company. The Sponsor began operations in 1995, and was incorporated in 1996, to principally engage in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor as the trustee of the trust entity that is the sole shareholder of the Sponsor.
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital Asset Management Company ("GAMCO") is the sole member of the Advisor and is indirectly owned by the Sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014, as amended on March 18, 2015 and as further amended on November 2, 2015. The officers of the Advisor are also officers of the Sponsor.
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. As of September 30, 2015, the Company was offering a maximum of $2,200,000,000 in shares of common stock, consisting of $2,000,000,000 in shares of common stock at a price of $10.00 per share for sale to the public (the “Primary Offering”), and $200,000,000 in shares of common stock for sale pursuant to the distribution reinvestment plan ("DRP"), consisting of $200,000,000 in shares of common stock at a price of $9.50 per share (collectively, the “Offering”). (See Note 10, Subsequent Events, for a discussion of the current status of the Company's Offering.)
On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program affiliated with the Sponsor, and the Company commenced operations at such point. Griffin Capital Securities, Inc. (the “Dealer Manager”) is a wholly-owned subsidiary of the Sponsor. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
On July 27, 2015, the Company's board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015.
As of September 30, 2015, the Company had issued 20,473,530 shares of Class A common stock for gross proceeds of approximately $203.7 million, excluding shares of Class A common stock issued pursuant to the DRP and stock distributions. As of September 30, 2015, the Company had issued 278,681 shares of Class A common stock pursuant to the DRP and 16,485 shares of Class A common stock pursuant to stock distributions. (See Note 10, Subsequent Events, for a discussion of the current status of the Company's Offering.)
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
Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain subordinated distributions as defined in the operating partnership agreement and discussed below in Note 7, Related Party Transactions. The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. As of September 30, 2015, the Company and the Advisor owned approximately 93.7% and 0.1%, respectively, of the limited partnership units of the Operating Partnership (the Company owned approximately 99.9% of the common limited partnership units). The remaining 6.2% of the limited partnership units of the Operating Partnership were owned by an affiliate of the Sponsor (the "Preferred Equity Investor"), as a result of a preferred equity investment by the Preferred Equity Investor, as discussed in Note 5, Equity.
The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), which was formed on November 22, 2013, and is a wholly-owned subsidiary of the Operating Partnership. As of September 30, 2015, the Operating Partnership had not conducted any activities through the TRS.
2.    Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation. On September 23, 2014, the Company reached the minimum offering amount in its initial public offering, as discussed above, and the Company commenced operations at such point. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of September 30, 2015 and December 31, 2014.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Real Estate Assets
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three and nine months ended September 30, 2015 totaled approximately $2.7 million and $12.5 million, respectively.
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
September 30, 2015
(unaudited)

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
Depreciation expense for buildings and improvements for the three and nine months ended September 30, 2015 totaled approximately $2.0 million and $2.7 million, respectively. Amortization expense for tenant origination and absorption costs for the three and nine months ended September 30, 2015 totaled approximately $2.8 million and $4.0 million, respectively. See Note 3, Real Estate, for amortization related to in-place lease valuations.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of September 30, 2015, the Company did not record any impairment charges related to its real estate or intangible assets.
Real Estate Acquisition Deposits
Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On September 15, 2014, the Sponsor, on behalf of the Company, executed a purchase and sale agreement (the "Atlas Copco Property Purchase Agreement") with an unaffiliated third party for the acquisition of a 120,000 square foot office/R&D facility located in Auburn Hills, Michigan (the "Atlas Copco Property"). On September 24, 2014, as required by the Atlas Copco Property Purchase Agreement, the Company placed into escrow a $2.0 million earnest money deposit to be applied towards the purchase of the Atlas Copco Property. The acquisition closed on October 1, 2015 and the earnest money deposit was applied. (See Note 10, Subsequent Events.)
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are capitalized and amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. Amortization expense for the three and nine months ended September 30, 2015

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

was approximately $0.1 million million and $0.3 million, respectively. As of September 30, 2015 and December 31, 2014, the Company’s deferred financing costs, net of accumulated amortization, were $2.8 million and $1.9 million, respectively, which represents financing costs incurred for the Revolving Credit Facility (as defined herein), discussed in Note 4, Debt.
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
As of September 30, 2015, cumulative deferred rent was approximately $0.8 million, and is included in other assets, net, on the consolidated balance sheets. There was no deferred rent recorded as of December 31, 2014.
Property expense recovery, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease, is recognized as revenue when the additional rent is due. Tenant reimbursement revenue for the three and nine months ended September 30, 2015 was approximately $1.2 million and $1.6 million, respectively.
Organizational and Offering Costs
For the three and nine months ended September 30, 2015, organizational and offering costs of the Offering were paid either by the Company or the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Offering.  Organizational and offering costs consist of all expenses (other than sales commissions and the dealer manager fees) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii) costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.
Pursuant to the advisory agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs in the Offering totaling in excess of (i) 3.5% (excluding sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions and the dealer manager fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Offering terminates or is completed, the Advisor would be obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of September 30, 2015 and December 31, 2014, organizational and offering costs were 1.5% and 13.9% of gross offering proceeds, excluding sales commissions and dealer manager fees, respectively, and 11.1% and 21.6% of gross offering proceeds, including sales commissions and dealer manager fees, respectively. (See Note 7, Related Party Transactions.)
The Company has incurred organizational and offering costs, including those due to the Advisor for organizational and offering expenses incurred on the Company's behalf, as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

	September 30, 2015	December 31, 2014
Cumulative offering costs	$22,091,843	$2,063,907
Cumulative organizational costs	$470,521	$311,864
Organizational and offering costs advanced by and due to the Advisor, before excess adjustment	$3,059,613	$1,527,392
Less payments	(1,250,000)	—
Adjustment for organizational and offering costs in excess of limitations	—	(1,142,237)
Organizational and offering costs due to the Advisor(1)	$1,809,613	$385,155

(1)
As of September 30, 2015 and December 31, 2014, approximately $1.8 million and $0.4 million in organizational and offering costs advanced by the Advisor, respectively, were included in due to affiliates on the consolidated balance sheets.

As of December 31, 2014, organizational and offering costs incurred by the Advisor exceeded the limitations set forth above by approximately $1.1 million. Therefore, if the Offering were terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, in the Offering of $11.0 million, the Company would have been liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations discussed above. As of September 30, 2015, organizational and offering costs incurred by the Advisor no longer exceeded the limitations set forth above. (See Note 7, Related Party Transactions.) (See Note 10, Subsequent Events for an update regarding certain changes to these fees as of November 2, 2015.)
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
When available, the Company utilizes quoted market prices for similar assets or liabilities from independent third-party sources to determine fair value. Financial instruments as of September 30, 2015 consisted of cash and cash equivalents,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

other assets (excluding deferred rent), accounts payable and other liabilities. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2015 and December 31, 2014.
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
The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of September 30, 2015, the TRS has not engaged in any transactions.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2015 and December 31, 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Distributions declared on June 16, 2015 were paid per common share assuming each share was issued and outstanding each day during the three months ended September 30, 2015. Distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00150684932 per day per share on the outstanding shares of common stock.
On July 27, 2015, the Company's board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015. Such stock distribution to each stockholder of record during a month will be issued on such date of the following month as the Company's Chief Executive Officer may determine.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, annualized net rent and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

the Company's independent registered public accounting firm's review of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.
Recently Issued Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement Period Adjustments (“ASU 2015-16”). In a business combination, ASU 2015-16 requires an acquirer to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer is required to disclose, by financial statement line item, the nature and amount for the adjustments and the current period income statement impact related to prior periods. The amendments in this ASU are effective for fiscal years beginning December 15, 2016 and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has elected to adopt ASU No. 2015-16 early, beginning with the quarter ended September 30, 2015.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company does not expect the adoption of ASU No. 2015-03 to have a significant impact on its financial statements.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on its financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards.  ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards.  ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers.  Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances.  ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

3.    Real Estate
As of September 30, 2015, the Company's real estate portfolio consisted of 14 properties (18 buildings)(5)(6)(7) in ten states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $461.5 million, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 3.1 million square feet. All 14 properties (18 buildings) in the Company's real estate portfolio were acquired during the nine months ended September 30, 2015, as shown below:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (2)	Revolving Credit Facility (3)	Preferred Equity	Year of Expiration (for Major Lessee)	2015 Annualized Net Rent (4)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	$142,726	$—	$—	2024	$357,179
Westgate II	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	57,000,000	186,300	1,332,951	30,000,000	—	2024	3,854,299
Administrative Office of Pennsylvania Courts	Mechanicsburg, PA	Administrative Office of Pennsylvania Courts	4/22/2015	10,115,000	56,600	283,791	6,100,000	—	2024	756,154
American Express Center (1)(5)	Phoenix, AZ	American Express Travel Related Services Company, Inc.	5/11/2015	91,500,000	513,400	1,896,635	45,700,000	—	2023	5,862,676
MGM Corporate Center (1)(6)	Las Vegas, NV	MGM Resorts International	5/27/2015	30,300,000	168,300	652,233	25,000,000	—	2024	1,901,785
American Showa	Columbus, OH	American Showa, Inc.	5/28/2015	17,200,000	304,600	387,650	10,300,000	—	2025	1,030,479
Huntington Ingalls (1)(7)	Hampton, VA	Huntington Ingalls Incorporated	6/26/2015	34,300,000	515,500	746,030	20,500,000	—	2027	2,232,054
Wyndham	Parsippany, NJ	Wyndham Worldwide Operations	6/26/2015	81,400,000	203,500	1,661,942	48,800,000	32,560,000	2029	5,101,217
Exel	Groveport, OH	Exel, Inc.	6/30/2015	15,946,200	312,000	435,736	9,500,000	—	2022	1,128,721
Morpho Detection	Andover, MA	Morpho Detection LLC	7/1/2015	11,500,000	64,200	294,403	6,900,000	2,600,000	2027	745,068
FedEx Freight	West Jefferson, OH	FedEx Freight, Inc.	7/22/2015	28,000,000	160,400	627,959	16,800,000	10,800,000	2024	1,860,914
Aetna	Tuscon, AZ	Aetna Life Insurance Co.	7/29/2015	21,700,000	100,300	488,659	21,600,000	—	2025	1,511,615
Bank of America I	Simi Valley, CA	Bank of America	8/14/2015	28,400,000	206,900	591,758	17,040,000	11,161,000	2020	2,357,819
Bank of America II	Simi Valley, CA	Bank of America	8/14/2015	28,600,000	273,200	595,926	17,160,000	11,239,000	2020	2,770,664
				$461,461,200	3,126,400	$10,138,399	$275,400,000	$68,360,000		$31,470,644

(1)	Multi-building property acquisitions are considered one property for portfolio purposes.

(2)
The Advisor is entitled to receive acquisition fees equal to 2.0% and acquisition expense reimbursement for actual acquisition expenses incurred. Expenses are included in acquisition fees and expenses to affiliates on the consolidated statements of operations or are capitalized as part of the acquisition if the property does not meet the definition of a "business." See Note 2, Basis of Presentation and Summary Accounting Policies. As of September 30, 2015, the Company capitalized $0.5 million of affiliate acquisition expenses related to the acquisition of the Aetna property.

(3)
Represents draws from the Revolving Credit Facility discussed in Note 4, Debt. The remaining purchase price was funded with net proceeds raised in the Offering with the exception of the Wyndham, Morpho Detection, FedEx Freight, and Bank of America I & II properties, for which the remaining proceeds were funded from the preferred equity investment discussed in Note 5, Equity.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

(4)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Actual base rent for properties acquired in the nine months ended September 30, 2015 was $9.8 million.

(5)	The American Express Center property consists of two buildings.

(6)	The MGM Corporate Center property consists of three buildings.

(7)	The Huntington Ingalls property consists of two buildings.
The following summarizes the purchase price allocation of the 2015 acquisitions through September 30, 2015:

	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above/(Below) Market	Total
Owens Corning	$575,000	$4,605,876	$560,750	$(241,626)	$5,500,000
Westgate II	3,732,053	43,596,739	11,504,737	(1,833,529)	57,000,000
Administrative Office of Pennsylvania Courts	1,207,000	7,201,000	1,735,000	(28,000)	10,115,000
American Express Center	5,750,000	73,750,000	39,920,000	(27,920,000)	91,500,000
MGM Corporate Center	4,260,342	21,660,600	7,044,058	(2,665,000)	30,300,000
American Showa	1,452,649	13,473,559	2,273,792	—	17,200,000
Huntington Ingalls	5,415,000	23,341,000	6,495,000	(951,000)	34,300,000
Wyndham	5,695,816	60,978,739	15,552,851	(827,406)	81,400,000
Exel	1,988,200	11,947,000	2,011,000	—	15,946,200
Morpho Detection	2,350,000	5,833,000	3,649,000	(332,000)	11,500,000
FedEx Freight	2,774,000	22,640,000	3,273,000	(687,000)	28,000,000
Aetna (1)(2)	1,846,433	20,413,340	—	—	22,259,773
Bank of America I (1)	5,491,000	17,463,000	6,051,000	(605,000)	28,400,000
Bank of America II (1)	9,206,000	13,752,000	6,452,000	(810,000)	28,600,000
Total	$51,743,493	$340,655,853	$106,522,188	$(36,900,561)	$462,020,973

(1)
As of September 30, 2015, the purchase price allocation for the acquisition has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed. The purchase price allocation will be finalized prior to the issuance of the Company's 2015 Form 10-K.

(2)
The property was acquired in a sale-leaseback transaction and accounted for as an asset acquisition. Total acquisition costs in the amount of $0.6 million have been allocated on a pro rata basis between building and land values.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired during the first nine months of 2015 had been included in operations as of January 1, 2014. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$10,973,577	$11,195,667	$33,528,857	$33,617,524
Net income	$(296,952)	$878,321	$738,204	$3,246,010
Net income attributable to noncontrolling interests	$(1,053)	$431,972	$175	$2,297,628
Net income attributable to common stockholders (1)	$(920,648)	$446,348	$92,088	$948,383
Net income to common stockholders per Class A share, basic and diluted	$(0.05)	$21.60	$0.01	$114.89

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2020 to 2029, are shown in the table below:

2015	$7,950,016
2016	32,148,657
2017	32,678,538
2018	33,177,128
2019	33,889,005
Thereafter	177,162,233
Total	$317,005,577
Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2015, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent	Number of Properties	Percentage of Annualized Net Rent
Arizona	$7,374,292	2	23.4%
California	5,128,483	2	16.3%
New Jersey	5,101,217	1	16.2%
Ohio	4,020,114	3	12.8%
Texas	3,854,299	1	12.3%
Virginia	2,232,054	1	7.1%
Nevada	1,901,785	1	6.0%
All Others (1)	1,858,400	3	5.9%
Total	$31,470,644	14	100.0%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

(1)	All Others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2015, by industry, based on the respective in-place leases, is as follows:

Industry(1)	Annualized Net Rent	Number of Lessees	Percentage of Annualized Net Rent
Finance and Insurance	$12,502,775	3	39.7%
Accommodation and Food Services	6,955,952	2	22.1%
Professional, Scientific, and Technical Services	4,983,019	2	15.8%
Manufacturing	4,364,780	4	13.9%
Transportation and Warehousing	1,860,914	1	5.9%
All Others (2)	803,204	2	2.6%
Total	$31,470,644	14	100.0%

(1)	Industry classification based on the 2012 North American Industry Classification System.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2015 are as follows:

Year of Lease Expiration	Annualized Net Rent	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2016	47,050	1	2,400	0.1%
2020	5,128,483	1	480,100	16.3%
2022	1,128,721	1	312,000	3.6%
2023	5,862,676	1	513,400	18.6%
2024	8,683,281	5	630,400	27.6%
2025	2,542,094	2	404,900	8.1%
2027	2,977,122	2	579,700	9.5%
2029	5,101,217	1	203,500	16.2%
Total	$31,470,644	14	3,126,400	100.0%

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

As of September 30, 2015
In-place lease valuation (below market)	$(36,900,561)
In-place lease valuation (below market) - accumulated amortization	1,091,830
In-place lease valuation (below market), net	$(35,808,731)
Tenant origination and absorption cost	$106,522,188
Tenant origination and absorption cost - accumulated amortization	(3,952,616)
Tenant origination and absorption cost, net	$102,569,572
The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 9.1 years as of September 30, 2015. There were no intangible assets as of December 31, 2014. The amortization of the intangible assets and other leasing costs for the nine months ended September 30, 2015 is as follows:

Amortization (income) expense for the nine months ended September 30, 2015
In-place lease valuation	$(1,091,830)
Tenant origination and absorption cost	$3,952,616
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of September 30, 2015 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2015	$(754,924)	$3,065,071
2016	$(3,019,695)	$12,260,283
2017	$(3,019,695)	$12,260,283
2018	$(3,019,695)	$12,260,283
2019	$(3,019,695)	$12,260,283
4.    Debt
As of September 30, 2015, the Company's debt consisted of the following:

	As of September 30, 2015	Contractual Interest Rate (1)	Payment Type	Loan Maturity
Revolving Credit Facility	$275,400,000	2.45%	Interest Only	December 2019	(2)

(1)
The weighted-average interest rate as of September 30, 2015 was approximately 2.48% for the Company's variable-rate debt. The 2.45% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.48% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate is a one-month LIBO Rate + 2.25%. As of September 30, 2015, the LIBO Rate was 0.20% (effective as of September 30, 2015).

(2) The credit agreement related to the Revolving Credit Facility allows for a one-year extension. Maturity date assumes the one-year extension is exercised, at which time, the total outstanding balance would be due.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Revolving Credit Facility
On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (as amended, the “Revolving Credit Facility”), co-led by KeyBank and JPMorgan Chase Bank, with KeyBank as administrative agent, JPMorgan Chase Bank as syndication agent, and a syndicate of lenders. Pursuant to the Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion.. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to acquisition value of the property, as provided for in the first amendment to the Revolving Credit Facility agreement; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.
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
In order to be compliant with the maximum unhedged variable rate debt covenant, the Company entered into two interest rate cap agreements for a total notional amount of $150.0 million. Both agreements expire on December 31, 2015. The total cost for the two interest rate cap agreements was $16,500. The Company was in compliance with all applicable covenants as of September 30, 2015.    On August 11, 2015, the Company entered into an Increase Agreement to exercise its right under the credit agreement to increase its total commitments. As a result, the total commitments were increased from $250.0 million to $410.0 million. In addition, the Company entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms to the Revolving Credit Agreement were changed.
As of November 5, 2015, $158.6 million was outstanding pursuant to the Revolving Credit Facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

5.    Equity
Preferred Equity
On June 24, 2015, the Company and the Operating Partnership entered into a purchase agreement with a private fund affiliated with the Sponsor (the "Preferred Equity Investor") pursuant to which the Preferred Equity Investor agreed to provide up to an aggregate of $150.0 million of preferred equity investment (the "Preferred Equity Investment") in exchange for up to 15.0 million preferred units of limited partnership interest in the Operating Partnership ("Preferred Units"); provided, however, that the amount of the Preferred Units outstanding at any time may not exceed $50.0 million in value and provided further, that no Preferred Units may be issued after December 24, 2015.
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
As of September 30, 2015, there were 1,371,000 Series A Cumulative Redeemable Preferred Units outstanding.
Pursuant to the terms of the purchase agreement, during the three months ended September 30, 2015, the Company, through the Operating Partnership, exercised its right to redeem approximately 80% of the outstanding Preferred Units. The Company recognized a write-off of original issuance costs of approximately $0.3 million related to the Preferred Units. (See Note 10, Subsequent Events.)
Common Equity
On July 27, 2015, the Company's board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015.
As of September 30, 2015, the Company had received aggregate gross offering proceeds of approximately $206.4 million from the sale of Class A shares in the Primary Offering and the DRP. There were 20,768,696 Class A shares outstanding at September 30, 2015, including shares issued pursuant to the DRP and stock distributions.
Distribution Reinvestment Plan

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

The Company adopted a distribution reinvestment plan ("DRP") that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. For the nine months ended September 30, 2015 and from the effective date of the Offering through December 31, 2014, the Company issued 273,348 and 5,333 Class A shares, respectively, under the DRP. (See Note 10, Subsequent Events - Status of Offering, for shares issued pursuant to the DRP at filing.)
Reallocation of Shares in Public Offering
On October 1, 2015, the Company's board of directors approved ceasing the offering of shares of Class A common stock in the Offering, effective October 30, 2015, and approved the corresponding reallocation of shares in the Offering such that the Company will offer up to approximately $1.8 billion in shares of Class T common stock in the primary offering, effective November 2, 2015. Class A common stock subscriptions must be received by the Company's transfer agent, DST Systems, in good order on or prior to October 30, 2015. All funds for non-qualified accounts must be received by November 6, 2015 to be processed and all funds for qualified accounts must be received by November 30, 2015 to be processed. (See Note 10, Subsequent Events, for discussion on reallocation of shares in the Offering).
As of September 30, 2015, the Company had sold approximately $206.4 million in shares of Class A common stock in the Offering.
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

The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors. As of September 30, 2015, $2,647,467 in shares of Class A common stock were available for redemption. As of September 30, 2015, we had no redemption requests. Redemption requests will be honored on the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. (See Note 6, Noncontrolling Interests, for discussion on the noncontrolling interests that are eligible for redemption).
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity under ASC 480-10, Distinguishing Liabilities from Equity, and are, therefore,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

presented as common stock subject to redemption in the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity in the Company’s balance sheet. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP.

6.    Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of September 30, 2015, noncontrolling interests were approximately 0.1% of total shares outstanding, and approximately 0.2% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).

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

The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units only after the units have been outstanding for one year. The Company may, in its sole and absolute discretion, elect to acquire the limited partnership units for cash equal to the value of an equivalent number of shares, or, purchase such limited partners' limited partnership units by generally issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests within shareholders' equity.

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2015 and for the period February 11, 2014 (date of initial capitalization) through December 31, 2014:

	Nine Months Ended September 30, 2015	For the period February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Beginning balance	$139,041	$200,000
Distributions to noncontrolling interests	(8,227)	(2,983)
Net loss	(28,293)	(57,976)
Ending balance	$102,521	$139,041

7.    Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2015 and December 31, 2014:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

	As of December 31, 2014	Nine Months Ended September 30, 2015
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	10,138,397	1,675,276	$8,463,121
Operating expenses	—	478,053	136,633	341,420
Asset management fees	—	1,423,053	3,401	1,419,652
Property management fees	—	128,493	218	128,275
Organization and offering expenses
Organizational expenses	78,641	357,532	178,198	257,975
Offering expenses	306,514	2,316,926	1,071,802	1,551,638
Other costs advanced by the Advisor	448,213	3,471,511	448,746	3,470,978
Preferred units offering costs	—	375,000	—	375,000
Selling commissions	22,966	12,794,962	12,709,461	108,467
Dealer Manager fees	9,842	5,802,860	5,766,217	46,485
Total due to affiliates	$866,176	$37,286,787	$21,989,952	$16,163,011
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
For the three and nine months ended September 30, 2015, the advisory agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions and dealer manager fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions and dealer manager fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of December 31, 2014, organizational and offering costs had exceeded the limitations set forth by approximately $1.1 million. Therefore, if the Offering had been terminated on December 31, 2014, based on gross offering proceeds raised, net of discounts, of $11.0 million, the Company would have been liable for organizational and offering costs incurred by the Advisor, less the amount by which the organizational and offering costs exceeded the limitations noted above. As of September 30, 2015, organizational and offering costs did not exceed the limitations set forth above. Therefore, the Company was liable for the full amount of organizational and offering costs incurred by the Advisor. (See Note 10, Subsequent Events for an update regarding certain changes to these fees as of November 2, 2015.)
Dealer Manager Agreement
The Company executed a dealer manager agreement with the Dealer Manager, which was amended on November 25, 2014, entitling the Dealer Manager to receive a sales commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. The Dealer Manager has, and will continue to enter into, participating dealer agreements with certain other broker-dealers authorizing them to sell shares of the Company in the Primary Offering. Upon the sale of the Company's shares by such broker-dealers, the Dealer Manager will re-allow all of the sales commissions paid in connection with sales made by these broker-dealers. The Dealer Manager may also re-allow to these broker-dealers a portion of the 3.0% dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

dealers, or to defray other distribution-related expenses. (See Note 10, Subsequent Events for an update regarding certain amendments to the Dealer Manager and Participating Dealer Agreement as of November 2, 2015.)
Acquisition and Disposition Fees
For the three and nine months ended September 30, 2015, under the advisory agreement, the Advisor is entitled to receive acquisition and advisory fees equal to 2.0% of the Contract Purchase Price, as defined therein, of each property acquired by the Company, and reimbursement of actual acquisition expenses, estimated to be approximately 1.0% of the Contract Purchase Price of each property acquired by the Company. If the Advisor provides a substantial amount of service in connection with the sale of a property, the advisory agreement allows the Advisor to receive fees equal to the lesser of: (a) 2.0% of the contract sale price, or (b) 50% of the competitive real estate commission. The total disposition fees paid (including fees paid to third parties) may not exceed the lesser of a competitive real estate commission or an amount equal to 6.0% of the contract sale price of the property. (See Note 10, Subsequent Events for an update regarding certain amendments to the Advisory Agreement as of November 2, 2015.)
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
Employee and Director Long-Term Incentive Plan
The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of September 30, 2015, 2,076,870 shares were reserved for issuance under the Plan, however, no awards had been granted under the Plan.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other real estate programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR") and Griffin-American Healthcare REIT III, Inc. ("GAHR III"), both of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
September 30, 2015
(unaudited)

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
9.    Declaration of Distributions

During the quarter ended September 30, 2015, the Company paid distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2015 through September 30, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

On September 16, 2015, the Company's board of directors declared distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2015 through December 31, 2015. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

On July 27, 2015, the Company's board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015. Such stock distribution to each stockholder of record during a month will be issued on such date of the following month as the Company's Chief Executive Officer may determine.
10.    Subsequent Events
Status of the Offering
As of November 5, 2015, the Company has received and accepted subscriptions in the Offering for 23,867,074 Class A shares of common stock, or $237,505,083, excluding Class A shares of common stock issued pursuant to the DRP. As of November 5, 2015, a total of $3,241,645 in distributions were reinvested pursuant to the DRP and 341,226 Class A shares of common stock were issued pursuant to the DRP.
Acquisition of Atlas Copco property
On October 1, 2015, the Company acquired a two-story, Class "A" office and research and development property consisting of 120,000 net rentable square feet located in Auburn Hills, Michigan (the "Atlas Copco property"). The Atlas Copco property is leased in its entirety to Atlas Copco Assembly Systems LLC through an assignment from Atlas Copco Tools & Assembly Systems LLC ("Atlas Copco").
The purchase price for the Atlas Copco property was approximately $17.8 million, plus closing costs. The purchase price was funded with proceeds from the Company's public offering, a draw of approximately $10.7 million pursuant to the Company's revolving credit facility, as discussed in Note 4, Debt, and $4.9 million in proceeds from the issuance of preferred equity, as discussed in Note 5, Equity.
Reallocation of Shares in Public Offering
On October 1, 2015, the Company’s board of directors approved ceasing the offering of shares of Class A common stock in the Offering, effective October 30, 2015, and approved the corresponding allocation of shares in the Offering such that the Company will offer up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering, effective November 2, 2015.
Amendment to Dealer Manager Agreement and Participating Dealer Agreement
In conjunction with the reallocation of shares in the Offering, on October 9, 2015, the Company entered into Amendment No. 2 to the dealer manager agreement and participating dealer agreement (the “DMA Amendment”). Pursuant to the DMA Amendment, effective November 2, 2015, certain portions of the dealer manager agreement and participating dealer agreement are revised to remove references to shares of Class A common stock and add references to shares of Class T common stock. Pursuant to the DMA Amendment, the Dealer Manager will be entitled to receive a sales commission equal to 3.0% of gross proceeds of the Class T shares sold, and a dealer manager fee equal to 3.0% of gross proceeds of the Class T shares sold, 1.0% of which will be funded by the Company and 2.0% of which will be funded by the Advisor. In addition, the Dealer Manager will be entitled to receive a quarterly stockholder servicing fee in the aggregate amount of up to 4.0% of gross proceeds of the Class T shares sold, which stockholder servicing fee will accrue daily in an amount equal to 1/365th of 1.0% of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2015
(unaudited)

the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold, excluding Class T shares sold pursuant to the DRP. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Offering on the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10.0% of the gross proceeds from the sale of shares in the primary portion of the Offering (i.e., excluding proceeds from sales pursuant to the DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Offering (excluding the DRP offering) terminates; (iii) the date that such Class T share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction. The Dealer Manager may, in its discretion, re-allow up to 100% of the stockholder servicing fee to participating dealers for services that such participating dealers perform in connection with the Class T stockholders. In any instance in which the Dealer Manager does not re-allow the stockholder servicing fee to a participating dealer, the Dealer Manager will return such fee to the Company.

Amendment to Advisory Agreement
Also in conjunction with the reallocation of shares in the Offering, on November 2, 2015, the Registrant entered into Amendment No. 2 to the advisory agreement (the “AA Amendment”). Pursuant to the AA Amendment, the Advisor will pay all organizational and offering expenses, up to 1.0% of gross offering proceeds from the Offering. In addition, pursuant to the AA Amendment, acquisition fees payable to the Advisor were increased from 2.0% to 3.85%, which consists of the original 2.0% base acquisition fee and up to an additional 1.85% contingent acquisition fee (the “Contingent Acquisition Fee”). The amount of the Contingent Acquisition Fee paid upon the closing of an acquisition will be reviewed on an acquisition by acquisition basis and such payment shall not exceed the then outstanding amounts paid by the Advisor for dealer manager fees and organization and offering expenses at the time of such closing. The Advisor may waive or defer all or a portion of the acquisition fee at any time and from time to time, in the Advisor's sole discretion.

Full Redemption of Preferred Units
On October 21, 2015 (the "Redemption Date"), the Operating Partnership redeemed 801,000 Series A Cumulative Redeemable Preferred Units (the "Preferred Units") held by the Preferred Equity Investor, for an aggregate redemption price of approximately $8.0 million (the "Redemption"). After the Redemption, there were no Preferred Units outstanding, and the Preferred Investor no longer had any rights with respect to the Preferred Units. Effective on October 22, 2015, the Company has terminated the preferred investment.

AIG Loan
On October 22, 2015, six special purpose entities that are wholly-owned by the Operating Partnership, entered into promissory notes with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such special purpose entities with a loan in the aggregate amount of approximately $127 million (the "AIG Loan").

The AIG Loan has a term of 10 years, maturing on November 1, 2025. The AIG Loan bears interest at a rate of 4.15%. The AIG Loan requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. Commencing October 31, 2017, each of the individual promissory notes comprising the AIG Loan may be prepaid but only if such prepayment is made in full, subject to 30 days' prior notice to the holder and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment.

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
Under our initial public offering ("Offering"), we are offering a maximum of $2,200,000,000 in shares of our common stock, initially consisting of $2,000,000,000 in shares of Class A common stock at $10.00 per share to be offered to the public in the primary public offering ("Primary Offering"), and $200,000,000 in shares of Class A common stock at $9.50 per share for sale pursuant to our distribution reinvestment plan ("DRP"). On October 1, 2015, our board of directors approved ceasing the offering of shares of Class A common stock in the Offering, effective October 30, 2015, and approved the corresponding allocation of shares in the Offering such that we will offer up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering, effective November 2, 2015. See Note 10, Subsequent Events.
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
        On July 27, 2015, our board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015. We issued 16,485 shares in connection with stock distributions through September 30, 2015.

As of September 30, 2015, we had issued 20,473,530 shares of our Class A common stock for gross proceeds of approximately $203.7 million, excluding shares of our Class A common stock issued pursuant to the DRP and stock distributions. As of September 30, 2015, we had issued 278,681 shares of Class A common stock pursuant to the DRP and issued 16,485 shares as of Class A common stock pursuant to stock distributions.
Reallocation of Shares in Public Offering
On October 1, 2015, our board of directors approved ceasing the offering of shares of Class A common stock in the Offering, effective October 30, 2015, and approved the corresponding allocation of shares in the Offering such that we will offer up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering, effective November 2, 2015. Class A common stock subscriptions must be received by our transfer agent, DST Systems, in good order on or prior to October 30, 2015. All funds for non-qualified accounts must be received by November 6, 2015 to be processed and all funds for qualified accounts must be received by November 30, 2015 to be processed.
As of September 30, 2015, we sold approximately $206.4 million in shares of Class A common stock in the Offering, including shares sold pursuant to the DRP.

As of September 30, 2015, we owned 14 properties (18 buildings)(4)(5)(6), as shown in the table below, encompassing approximately 3.1 million square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (2)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2015 Annualized Net Rent (3)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	100%	100%	Industrial	2024	$357,179
Westgate II	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	57,000,000	186,300	100%	100%	Office	2024	3,854,299
Administrative Office of Pennsylvania Courts	Mechanicsburg, PA	Administrative Office of Pennsylvania Courts	4/22/2015	10,115,000	56,600	100%	100%	Office	2024	756,154
American Express Center (1)(4)	Phoenix, AZ	American Express Travel Related Services Company, Inc.	5/11/2015	91,500,000	513,400	100%	100%	Data Center/Office	2023	5,862,676
MGM Corporate Center (1)(5)	Las Vegas, NV	MGM Resorts International	5/27/2015	30,300,000	168,300	99%	100%	Office	2024	1,901,785
American Showa	Columbus, OH	American Showa, Inc.	5/28/2015	17,200,000	304,600	100%	100%	Industrial	2025	1,030,479
Huntington Ingalls (1)(6)	Hampton, VA	Huntington Ingalls Incorporated	6/26/2015	34,300,000	515,500	100%	100%	Industrial	2027	2,232,054
Wyndham	Parsippany, NJ	Wyndham Worldwide Operations	6/26/2015	81,400,000	203,500	100%	100%	Office	2029	5,101,217
Exel	Groveport, OH	Exel, Inc.	6/30/2015	15,946,200	312,000	100%	100%	Distribution Center	2022	1,128,721
Morpho Detection	Andover, MA	Morpho Detection LLC	7/1/2015	11,500,000	64,200	100%	100%	Office	2027	745,068
FedEx Freight	West Jefferson, OH	FedEx Freight, Inc.	7/22/2015	28,000,000	160,400	100%	100%	Industrial	2024	1,860,914
Aetna	Tuscon, AZ	Aetna Life Insurance Co.	7/29/2015	21,700,000	100,300	100%	100%	Office	2025	1,511,615
Bank of America I	Simi Valley, CA	Bank of America	8/14/2015	28,400,000	206,900	100%	100%	Office	2020	2,357,819
Bank of America II	Simi Valley, CA	Bank of America	8/14/2015	28,600,000	273,200	100%	100%	Office	2020	2,770,664
Total				$461,461,200	3,126,400					$31,470,644

(1)	Multi-building property acquisitions are considered one property for portfolio purposes.

(2)	The portfolio is 100% occupied and leased.

(3)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate - Purchase Price Allocation and Depreciation;

•	Impairment of Real Estate and Related Intangible Assets and Liabilities;

•	Revenue Recognition;

•	Organizational and Offering Costs- Related-party transactions;

•	Noncontrolling Interests in Consolidated Subsidiaries;

•	Fair Value Measurements; and

•	Income Taxes- REIT qualification.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
On September 23, 2014, we satisfied our minimum offering requirement and commenced operations. As of September 30, 2015, our portfolio consisted of 14 properties (18 buildings) encompassing approximately 3.1 million square feet with an acquisition value of $461.5 million and annualized net rent of approximately $31.5 million (for the 12-month period subsequent to September 30, 2015).
There is no basis of comparison during the periods presented as we had no properties for the same periods presented in 2014. Additionally, our results of operations for the periods presented are not indicative of those expected in future periods as we expect all the components of our operating results noted below to increase in future periods as we acquire additional real estate assets.
Operating Results for the Three and Nine Months Ended September 30, 2015
Rental Income
Rental income for the three and nine months ended September 30, 2015, which is based on the contractual lease payments pursuant to the lease agreement, was approximately $8.5 million and $11.7 million, respectively, consisting of base rental income ($7.3 million and $9.8 million, respectively), adjustment to straight-line contractual rent ($0.6 million and $0.8 million, respectively), and amortization of in-place lease amortization ($0.5 million and $1.1 million, respectively).

Property Expense Recoveries
Property expense recoveries represent the reimbursement of certain property operating expenses by the tenant pursuant to the terms of the lease agreement. For the three and nine months ended September 30, 2015, property expense recoveries, collected from seven tenants, were approximately $1.2 million and $1.6 million, respectively, consisting of recovery of property tax expenses ($0.8 million and $1.1 million, respectively) and recovery of operating expenses ($0.4 million and $0.5 million, respectively).
Management Fees (Asset and Property)
Asset Management and Property Management fees are paid to certain affiliates based on asset value and gross collected rents, respectively. For the three and nine months ended September 30, 2015 aggregate management fees were approximately $1.2 million and $1.6 million, respectively.
Property Operating Expense and Property Tax Expense
Property expenses for the three and nine months ended September 30, 2015 were approximately $1.5 million and $1.9 million respectively, consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, consisting primarily of legal costs and title and escrow fees, for the three and nine months ended September 30, 2015 were approximately $0.6 million and $2.9 million, respectively, as a result of acquisitions made during the respective periods. Real estate acquisition fees and expenses to affiliates for the three and nine months ended September 30, 2015 were approximately $2.6 million and $10.1 million, respectively, related to the acquisition fees and expense reimbursement earned by our Advisor for the acquisitions made during the respective periods. Approximately $0.5 million of affiliated acquisition fees and acquisition expense reimbursements were capitalized and allocated between land and building related to the acquisition of the Aetna property. In addition, the Company incurred approximately $0.1 million in third-party acquisition expenses that were capitalized as of September 30, 2015. The property was acquired in a sale-leaseback transaction and accounted for as an asset acquisition. The remaining acquisition fees and acquisition expense reimbursement were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2015 were approximately $0.7 million, consisting primarily of organizational costs associated with the public offering ($0.1 million), Advisor overhead allocation ($0.2 million), directors' and officers' liability insurance and board of directors fees ($0.1 million, in total), professional and legal fees ($0.3 million), and transfer agent fees ($0.1 million).
General and administrative expenses for the nine months ended September 30, 2015 were approximately $1.8 million, consisting primarily of organizational costs associated with the public offering ($0.4 million), Advisor overhead allocation ($0.5 million, which allocation began in the first quarter of 2015), directors' and officers' liability insurance and board of directors fees ($0.3 million, in total), professional and legal fees ($0.4 million), and transfer agent fees ($0.1 million). The $0.4 million of organizational costs incurred during the nine months ended September 30, 2015 were primarily funded by our sponsor on behalf of the Advisor. (See Note 7, Related Party Transactions.)
Depreciation and Amortization Expense
Depreciation and amortization expense for the three and nine months ended September 30, 2015 was approximately $4.8 million and $6.6 million, respectively. Depreciation expense consists of depreciation of buildings ($2.0 million and $2.7 million, respectively). Amortization expense consists of the amortization of the property acquisition value allocated to tenant origination and absorption costs ($2.8 million and $4.0 million, respectively).
Interest Expense
Interest expense for the three months ended September 30, 2015 was approximately $1.5 million, consisting primarily of interest expense related to the Revolving Credit Facility ($1.3 million), including the Revolving Credit Facility unused commitment fee, and deferred financing costs amortization ($0.1 million).
Interest expense for the nine months ended September 30, 2015 was approximately $2.3 million, consisting primarily of interest expense related to draws from the Revolving Credit Facility ($1.7 million), the Revolving Credit Facility unused commitment fee ($0.3 million), and deferred financing costs amortization ($0.3 million).
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
Funds from Operations and Modified Funds from Operations to Common Stockholders
Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Additionally, publicly registered, non-listed REITs typically have a significant amount of acquisition activity and are substantially more dynamic during their initial years of investment and operation. While other start-up entities may also experience significant acquisition activity during their initial years, we believe that non-listed REITs are unique in that they have a limited life with targeted exit strategies within a relatively limited time frame after the acquisition activity ceases.
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
We adopted the IPA MFFO Guideline as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Straight-line rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these contractual periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of straight-line rent to arrive at MFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As amortization of in-place lease valuation is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization to arrive at MFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. These costs have been and will continue to be funded with cash proceeds from our Primary Offering or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Primary Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

•
Preferred units redemption premium. Preferred units were issued as a partial source of capital to acquire properties. As a term of the purchase agreement, we paid issuance costs to the investor that were capitalized as a component of equity on the consolidated balance sheets. In conjunction with the redemption, GAAP requires us to write off the issuance costs on a proportional basis of the redeemed preferred units to the total amount of preferred units issued. The write off of the issuance costs would be reflected on the statement of operations as a loss due to preferred unit redemptions. Management believes the loss, similar to the extinguishment of debt, is considered an isolated event not associated with our continuing operations, and therefore, deems it an exclusion from MFFO.

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. Additionally, MFFO has limitations as a performance measure in an offering such as ours where the price of a share of common stock is a stated value. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete and NAV is disclosed. However, FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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

Our calculation of FFO and MFFO to common stockholders is presented in the following table for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Net loss	$(2,638,219)	$(13,462,515)
Adjustments:
Depreciation of building and improvements	1,979,152	2,692,042
Amortization of leasing costs and intangibles	2,788,182	3,952,615
FFO/(FFO deficit)	$2,129,115	$(6,817,858)
Distributions to redeemable preferred unit holders	(345,009)	(366,202)
Distributions to noncontrolling interests	(2,772)	(8,227)
Preferred units redemption premium	(279,740)	(279,740)
FFO/(FFO deficit), adjusted for noncontrolling interest distributions	$1,501,594	$(7,472,027)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	1,501,594	(7,472,027)
Adjustments:
Acquisition fees and expenses to non-affiliates	587,499	2,865,687
Acquisition fees and expenses to affiliates	2,128,671	9,649,739
Revenues in excess of cash received (straight-line rents)	(620,151)	(786,042)
Amortization of above/(below) market rent	(529,582)	(1,091,830)
Preferred units redemption premium	279,740	279,740
MFFO to common stockholders	$3,347,771	$3,445,267
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
On August 11, 2015, we entered into an Increase Agreement to exercise our right under the credit agreement to increase our total commitments from $250.0 million to $410.0 million. In addition, we entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms to the Revolving Credit Agreement were changed.
As of September 30, 2015, there was $275.4 million outstanding pursuant to the Revolving Credit Facility. (See Note 10, Subsequent Events - Funds Outstanding Pursuant to the Revolving Credit Facility.)
Preferred Equity
On June 24, 2015, we and our Operating Partnership entered into a purchase agreement with a private fund affiliated with our sponsor (the "Preferred Equity Investor") pursuant to which the Preferred Equity Investor agreed to provide up to an aggregate of $150 million of preferred equity investment (the "Preferred Equity Investment") in exchange for up to 15 million preferred units of limited partnership interest in our Operating Partnership ("Preferred Units"); provided, however, that the amount of the Preferred Units outstanding at any time may not exceed $50 million in value and provided further, that no Preferred Units may be issued after December 24, 2015.
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
Pursuant to a side letter of agreement executed on July 20, 2015 made by and among our Chief Executive Officer, us, and our Operating Partnership, upon the occurrence of certain events, our Chief Executive Officer would be required to purchase, at a price per unit equal to the then-current public offering price of Class A shares of our common stock (net of sales commission and the dealer manager fee), an amount of common units of limited partnership interest in our Operating Partnership (a "Common Investment") in a dollar amount equal to the amount required to allow our Operating Partnership to redeem all of the outstanding Preferred Units, including any accumulated and unpaid distributions, interest or similar additional amounts with respect thereto. Our Operating Partnership would, and we would cause our Operating Partnership to, use all of the proceeds from a Common Investment to affect a full redemption of all outstanding Preferred Units.

As of September 30, 2015, there were 1,371,000 Series A Cumulative Redeemable Preferred Units outstanding.
On October 20, 2015, we redeemed all remaining Series A Cumulative Redeemable Preferred Units outstanding pursuant to the purchase agreement. On October 22, 2015, in conjunction with the redemption of the remaining Series A Cumulative Redeemable Preferred Units outstanding, the Private Equity Investor's rights with respect to the Preferred Equity Investment and side letter were terminated.
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
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements from advances from our Advisor and its affiliates, proceeds received in the Offering, and operating cash flows generated from our properties and other properties we acquire in the future. Any advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.
Our cash and cash equivalent balances increased by approximately $3.4 million during the nine months ended September 30, 2015 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2015, we received approximately $4.2 million of net cash from operating activities. The net loss of $13.5 million in the current period is substantially offset by the following:
•$5.1 million in non-cash adjustments related to depreciation, amortization, and deferred rent; and

•	$12.6 million in cash provided by working capital, which is substantially a result of the deferral of fee reimbursements due to our Advisor of $10.1 million.
Investing Activities. During the nine months ended September 30, 2015, we used $460.5 million in cash for investing activities for the acquisition of fourteen properties in the current period.
Financing Activities. During the nine months ended September 30, 2015, we received approximately $459.7 million in cash from financing activities primarily as a result of the following:
•$275.4 million in cash provided by borrowings from the Revolving Credit Facility;
•$173.1 million in cash provided by the issuance of common stock, net of discounts and offering costs;
•$68.4 million in cash provided by the issuance of Preferred Units; less
•$54.7 million in cash used for redemption of Preferred Units; and

•	$1.4 million in cash used for distribution payments made to common stockholders, noncontrolling interests and Preferred Equity Investor.

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
Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. For the nine months ended September 30, 2015, we funded 62% of our cash distributions from cash flow provided by operating activities and 38% from offering proceeds. For the period from commencing operations on September 23, 2014, through year ended December 31, 2014, our distributions were funded from offering proceeds as opposed to operating cash flows, since we had not yet acquired properties as of December 31, 2014. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow (used)/provided in operating activities during the nine months ended September 30, 2015:

				Distributions Paid (3)
Period	Distributions Declared (1)		Distributions Declared Per Share (1) (2)	Cash (4)	Reinvested	Total	Cash Flow (Used in)/Provided by Operating Activities
First Quarter 2015	$410,830		$0.13	$90,589	$240,589	$331,178	$(549,800)
Second Quarter 2015	$1,504,067		$0.14	$434,585	$912,058	$1,346,643	$(1,955,823)
Third Quarter 2015	$2,757,105	(5)	$0.14	$861,262	$1,444,154	$2,305,416	$6,734,141

(1)
Distributions for the period from January 1, 2015 through September 30, 2015 were based on daily record dates and were calculated at a rate of $0.00150684932 per day per share. On July 27, 2015, our board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on July 27, 2015 through September 30, 2015. The table above does not include stock distributions as the amounts have no cash impact.

(2)	Assumes shares were issued and outstanding each day during the period presented.

(3)	Distributions are paid on a monthly basis. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

(4)	Includes distributions paid to noncontrolling interests and preferred unit holders.

(5)	Includes distributions declared for preferred unit holders.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2015:

	Payments Due During the Years Ending December 31,
	Total	2015	2016-2017	2018-2019	Thereafter
Outstanding debt obligations (1)	$275,400,000	$—	$—	$275,400,000	$—
Interest on outstanding debt obligations (2)	30,055,457	1,304,461	13,700,768	15,050,228	—
Total	$305,455,457	$1,304,461	$13,700,768	$290,450,228	$—

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility at September 30, 2015. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility at September 30, 2015. Projected interest payments are based on the interest rate in effect at September 30, 2015.

Off-Balance Sheet Arrangements
As of September 30, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of September 30, 2015, our debt consisted of the Revolving Credit Facility with $275.4 million outstanding.
Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into the Revolving Credit Facility, with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion.
The Revolving Credit Facility has an interest rate, as provided in the credit agreement, based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin or Base Rate plus the applicable base rate margin. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Revolving Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Revolving Credit Facility would have potentially increased by approximately $0.8 million for the nine months ended September 30, 2015.

During June 2015, we entered into two interest rate cap agreements with a total notional amount of $150.0 million to hedge against an increase in the LIBO Rate in excess of 1.00%. Both interest rate caps expire on December 31, 2015.
On August 11, 2015, we entered into an Increase Agreement to exercise our right under the credit agreement to increase our total commitments from $250.0 million to $410.0 million. In addition, we entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms to the Revolving Credit Agreement were changed.
Preferred Equity
In connection with the investment in the Preferred Units of our Operating Partnership, the Preferred Equity Investor was entitled to monthly distributions, payable in arrears, at varying rates in an amount equal to: (a) in the case of the period from the date of issuance to but excluding December 24, 2015, the LIBOR Rate plus 4.50% per annum of $10.00 per unit; and (b) thereafter, the LIBOR Rate plus 6.50% per annum of $10.00 per unit.
On October 20, 2015, we redeemed all remaining Series A Cumulative Redeemable Preferred Units outstanding pursuant to the purchase agreement. On October 22, 2015, in conjunction with the redemption of the remaining Series A Cumulative Redeemable Preferred Units outstanding, the Private Equity Investor's rights with respect to the Preferred Equity Investment were terminated.
If the LIBO Rate increased by 1.00%, the distribution payments on the Preferred Units would have potentially increased by approximately $0.1 million for the nine months ended September 30, 2015.
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from this offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. For the nine months ended September 30, 2015, we funded 62% of our cash distributions from cash flow provided by operating activities and 38% from offering proceeds. For the period from commencing operations on September 23, 2014, through year ended December 31, 2014, our distributions were funded from offering proceeds as opposed to operating cash flows, since we had not yet acquired properties as of December 31, 2014. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain. See the "Description of Shares - Distribution Policy" section of our prospectus.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
(a)    None.
(b)    We registered $2,200,000,000 in shares of our common stock in our current Offering (SEC File No. 333-194280, effective July 31, 2014, consisting of $2,000,000,000 in shares of Class A common stock at an offering price of $10.00 per share to be offered to the public in our Primary Offering, and $200,000,000 in shares of Class A common stock at a price of $9.50 per share to be offered pursuant to our DRP.
As of September 30, 2015, we had received aggregate gross proceeds from our Offering (excluding DRP and share distributions) of $203.7 million from the sale of 20,473,530 shares of our Class A common stock and $2.6 million from the issuance of 278,681 shares of our Class A common stock pursuant to the DRP. Our equity raise as of September 30, 2015 resulted in the following:

Common shares issued in our Offering	20,473,530
Common shares issued in our Offering pursuant to the DRP	278,681
Total common shares	20,752,211
Gross proceeds from our Offering	$203,708,070
Gross proceeds from our Offering from shares issued pursuant to our DRP	2,647,467
Total gross proceeds from our Offering	$206,355,537
Selling commissions and Dealer Manager fees incurred	(19,446,201)
Reimbursement of O&O costs paid to our Advisor	(1,250,000)
Net proceeds from our Offering	$185,659,336
Reimbursement of O&O costs owed to our Advisor	(1,809,613)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$183,849,723
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisition of real property of $106.5 million;

•	Reimbursement of earnest money deposits for property acquisitions assigned to us of $13.5 million;

•	Redemption of preferred units of $54.7 million;

•	Closing costs related to the Revolving Credit Facility of $2.8 million;

•	Acquisition fees and expense reimbursement paid to our Advisor of $1.7 million; and

•	Other company and business obligations, including, but not limited to, the payment of a portion of cash distributions to stockholders of $1.4 million.
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

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Registrant's Prospectus filed pursuant to Rule 424(b)(3), filed on November 2, 2015, SEC File No. 333-194280

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Appendix C to the Registrant’s Prospectus filed pursuant to Rule 424(b)(3), filed on November 2, 2015, SEC File No. 333-194280

10.1
1800 Tapo building lease for the Bank of America property dated November 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 19, 2015, SEC File No. 333-194280

10.2
450 American building lease for the Bank of America property dated November 2013, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 19, 2015, SEC File No. 333-194280

10.3
Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement, dated October 9, 2015, incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2015, SEC File No. 333-194280

10.4	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.5	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.6	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.7	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.8	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.9	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.10	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.11	Amendment No. 2 to Advisory Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 6, 2015, SEC File No. 333-194280
10.12
Purchase and Sale Agreement for the Amazon Property, dated September 25, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2015, SEC File No. 333-194280

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended September 30, 2015 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	November 9, 2015	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)