Form 10-K
period 2015-12-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2016-03-10
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

(310) 469-6100
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 par value per share

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was $142,557,719 assuming a market value of $10.00 per share, as of June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 4, 2016, there were 34,948,853 shares of Class A and Class T common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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

PART I

ITEM 1. BUSINESS
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company"), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust ("REIT") for the year ended December 31, 2015 and each year thereafter. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a recently formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, our Advisor. Our year end is December 31.
Our registration statement was declared effective on July 31, 2014, pursuant to which we registered $2,200,000,000 in shares of Class A common stock and Class T common stock in our initial public offering (“Offering”), consisting of $2,000,000,000 in shares to be offered to the public in the primary public offering (“Primary Offering”) and $200,000,000 in shares for sale pursuant to our distribution reinvestment plan (“DRP”). On December 5, 2014, we ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, we ceased offering Class A common stock in our Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, we are offering up to approximately $1,800,000,000 in shares of Class T common stock in the Primary Offering. We are offering such Class T shares at a price of $10.00 per share in our Primary Offering and a price of $9.50 per share pursuant to our DRP. (See Note 5, Equity, of the notes to the audited financial statements as of December 31, 2015.)
As of December 31, 2015, we issued 24,202,509 and 3,823,139 shares of our Class A and Class T common stock, respectively, for gross proceeds of approximately $240.8 million and $38.2 million, respectively, excluding shares of our common stock issued pursuant to the DRP and stock distributions. As of December 31, 2015, 475,520 and 46,336 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of December 31, 2015, 7,451 and 1,215 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively.
Investment Objectives
Overview
If we sell the maximum amount in our Offering with a combination of Class A and Class T common stock, we estimate that approximately 95.2% of our gross offering proceeds will be available for investment. The remaining 4.8% will be used to pay sales commissions and dealer manager fees. We expect our acquisition fees and actual acquisition expenses to constitute approximately 4.2% of our gross offering proceeds, which will allow us to invest approximately 91.0% in real estate investments. Such net offering proceeds will be used to primarily invest in single tenant business essential properties in accordance with our investment objectives. We may also use net offering proceeds to pay down debt or make distributions if our cash flows from operations are insufficient. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
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
However, we cannot assure our stockholders that we will immediately achieve one or more of the above-described liquidity events following the completion of the Offering. If we determine that market conditions are not favorable for one of the above-described liquidity events, our board of directors has the sole discretion to continue operations after completion of the Offering, including engaging in a follow-on offering, if it deems such continuation to be in the best interests of our stockholders. Even if we do accomplish one or more of these liquidity events, we cannot guarantee that a public market will develop for the securities listed or that such securities will trade at a price higher than what you paid for your shares in the Offering. At the time it becomes necessary for our board of directors to determine which liquidity event, if any, is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision. We expect that the board will consider various factors including, but not limited to, costs and expenses related to each possible liquidity event and the potential subordinated distributions payable to our Advisor.
Investment Strategy
We seek to acquire a portfolio consisting primarily of single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net proceeds in single tenant business essential properties outside the United States. We acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary markets;

•	leased to tenants with stable and/or improving credit quality; and

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal prospects and potential for increasing rent.
Our sponsor has been acquiring single tenant business essential properties for two decades. Our sponsor’s positive acquisition and ownership experience with single tenant business essential properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit characteristics of the tenant;

•	the essential nature of the asset to the tenant’s business provides greater default protection relative to the tenant’s balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.
We will seek to provide investors the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring primarily single tenant business essential assets;

•	stable cash flow backed by a portfolio of single tenant business essential real estate assets;

•	minimal exposure to operating and maintenance expense increases as we attempt to structure or acquire leases where the tenant assumes responsibility for these costs;

•	contractual lease rate increases enabling potential distribution growth and a potential hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.
We cannot assure our stockholders that any of the properties we acquire will result in the benefits discussed above.
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, we anticipate that some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.
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

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	tenant's and property's historical financial performance;

•	projected net cash flow yield and internal rates of return;

•	a property’s physical location, visibility, curb appeal and access;

•	construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital and tenant improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.
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
Description of Leases
We, in most instances, have acquired single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, property services and building repairs related to the property, in addition to the lease payments. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. There are various forms of net leases, typically classified as triple-net or absolute triple-net. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. However, often times in triple-net leases certain of the capital expenditure costs are not paid for by the tenants (such as roof and structure costs). Absolute triple-net leases are those that require tenants to pay for all the costs in a triple-net lease as well as all the capital costs associated with a property.
To the extent we acquire multi-tenant properties, we have, and expect to have, a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant and we cannot predict at this time the exact terms of any future leases into which we will enter. We weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, creditworthiness of the tenant, location of the property and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases with those tenants. Some of these limited negotiable terms include lease duration and special provisions on the recovery of operating expenses. In certain instances, we may be responsible for normal operating expenses up to a certain amount, which may reduce the amount of operating cash flow available for future investments.
Typically, our tenants will have lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes.
Our Borrowing Strategy and Policies
We may incur our indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly-or privately-placed debt instruments or financing from institutional investors or other lenders. We may obtain a credit facility or separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages or other interests in our properties, and by guarantees or pledges of membership interests. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital. To the extent we borrow on a short-term basis, we may refinance such short-term debt into long-term, amortizing mortgages once a critical mass of properties has been acquired and to the extent such debt is available at terms that are favorable to the then in-place debt.

There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately between 40% and 50% leverage in connection with our acquisition strategy, although at certain times during this offering, our leverage levels may be temporarily higher as we acquire properties in advance of funds being raised in this offering. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. As of December 31, 2015, our leverage ratio (which we define as our debt as a percentage of the net book value of our real estate) was 56.5%.
We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, the size of our portfolio, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.
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
Insurance on Properties
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
Conditions to Closing Acquisitions
We intend to obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we will generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	property surveys and site audits;

•	appraisal reports;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	tenant financial statements and information, as permitted;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.
Joint Venture Investments
We may acquire properties in joint ventures, some of which may be entered into with affiliates of our Advisor. We may also enter into joint ventures, general partnerships, co-tenancies and other participations, such as Delaware Statutory Trusts (DSTs) with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to recommend a particular joint venture, our Advisor will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that the Advisor uses to evaluate other real estate investments.
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

•
Make or invest in mortgage loans, including construction loans, on any one property if the aggregate amount of all mortgage loans on such property would exceed an amount equal to 85% of the appraised value of such property, as determined by an appraisal unless substantial justification exists for exceeding such limit because of the presence of other loan underwriting criteria.

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
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this report, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our share redemption program, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").
Employees
We have no employees. The employees of our Advisor provide management, acquisition, advisory and certain administrative services for us.
Industry Segments
We internally evaluate all of our properties and interests therein as one reportable segment.
ITEM 1A. RISK FACTORS
Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.
Risks Related to an Investment in Griffin Capital Essential Asset REIT II, Inc.
We have a limited operating history and limited established financing sources, and the prior performance of real estate investment programs sponsored by our sponsor may not be an indication of our future results.
We have limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated in November 2013. As of December 31, 2015, we owned 19 buildings located on 15 properties in 11 states.
Stockholders should consider our prospects in light of the risks, uncertainties and difficulties frequently encountered by companies that are, like us, in their early stage of development. To be successful in this market, we must, among other things:
•identify and acquire investments that further our investment objectives;
•increase awareness of the "Griffin Capital Essential Asset REIT II, Inc." name within the investment products market;
•expand and maintain our network of participating broker-dealers;
•attract, integrate, motivate and retain qualified personnel to manage our day-to-day operations;

•	respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operational structure to support our business.
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
We will be required to disclose an estimated value per share of our common stock prior to, or shortly after, the conclusion of our public offering, and such estimated value per share may be lower than the purchase price stockholders pay for shares of our common stock in our offering. Until we provide our first estimated value per share, we will generally use the gross offering price of a share of the common stock in our offering as the per share estimated value thereof, subject to then-applicable FINRA and SEC rules and regulations. The estimated value per share may not be an accurate reflection of the fair value of our assets and liabilities and likely will not represent the amount of net proceeds that would result if we were liquidated or dissolved or completed a merger or other sale of our company.
As required by recent amendments to rules promulgated by FINRA, we will be required to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our public offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated. If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our public offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our DRP, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of our public offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders' customer account statements will include a value per share that is less than the offering price, because the amendment requires the "value" on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.
Until the time of our first valuation, or until FINRA rules require otherwise, we generally will use the gross offering price of a share of the common stock in our offering as the estimated per share value thereof. This use of the gross offering price as the estimated per share value is not likely to reflect the proceeds stockholders would receive upon our liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.
When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in this offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial valuation, valuations will be done annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments upon liquidation nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.
We have paid, and may continue to pay distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our public offering. We are not prohibited from undertaking such activities by our charter. Through December 31, 2015, we funded 71% of our distributions using offering proceeds and 29% of our distributions using cash flows from operations as shown on the statement of cash flows. For the period from commencing operations on September 23, 2014 through year ended December 31, 2014, our distributions were funded from offering proceeds as opposed to operating cash flows, since we had not yet acquired properties as of December 31, 2014. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain.
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
Our ability to achieve our investment objectives and to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2015, we owned 19 buildings located on 15 properties in 11 states. Stockholders will have no opportunity to evaluate the terms of transactions or other economic or financial data concerning our investments, other than through our disclosures required by the rules of the SEC. Therefore, stockholders will have to rely entirely on the management ability of our Advisor and the oversight of our board of directors. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to pay distributions to our stockholders would be adversely affected.
Because our public offering is a "blind pool" offering, stockholders will not have the opportunity to evaluate the investments we will make with the proceeds of our public offering before they purchase shares.
As of December 31, 2015, we owned 19 buildings located on 15 properties in 11 states. Our board of directors and our Advisor have broad discretion when identifying, evaluating and making investments with the proceeds of our public offering, and we have not definitively identified any investments that we will make with the proceeds of our public offering, other than those disclosed in our prospectus and supplements thereto. We are therefore generally unable to provide stockholders with information to evaluate our potential investments with the proceeds of our public offering prior to their purchase of shares. Additionally, we will not provide stockholders with information to evaluate our investments prior to our acquisition of properties. Stockholders must rely on our board of directors and our Advisor to evaluate our investment opportunities, and we are subject to the risk that our board or our Advisor may not be able to achieve our objectives, may make unwise decisions or may make decisions that are not in our best interest because of conflicts of interest.
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
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, Joseph E. Miller, David C. Rupert, Mary P. Higgins, Howard S. Hirsch, Don G. Pescara, and Julie A. Treinen, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
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
We are an “emerging growth company” under the federal securities laws and will be subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an "emerging growth company," as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We could remain an "emerging growth company" for up to five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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

A recent proposal by the U.S. Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Code, could have a negative impact on our ability to raise capital.

In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, substantially expand the range of activities that would be considered to be fiduciary investment advice under ERISA and the Code, which may make it more difficult to qualify for a prohibited transaction exemption. If this proposed regulation is finalized as proposed, it could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.

Risks Related to Conflicts of Interest
Our sponsor, Advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers, sponsors, and co-sponsors to some or all of 14 other programs and partnerships affiliated with our sponsor, including GCEAR, Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on a stockholder's investment may suffer.
In addition, our dealer manager has entered into a dealer manager agreement to serve as dealer manager for GB-BDC and GAHR IV, and serves as the exclusive wholesale marketing agent for GIREX, and may potentially enter into dealer manager agreements to serve as dealer manager for other issuers affiliated with our sponsor. As a result, our dealer manager will have contractual duties to these issuers, which contractual duties may conflict with the duties owed to us. The duties owed to these issuers could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and these issuers. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager's personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders, and to maintain or increase the value of our assets.
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
We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including GCEAR, a public non-traded REIT with a real estate portfolio in excess of $3.1 billion. Under our sponsor’s acquisition allocation policy, GCEAR may be given priority over us for potential acquisition opportunities. In addition, GCEAR may have access to significantly greater capital than us. Our sponsor, Advisor and their affiliates are actively involved in 11 other affiliated real estate programs, including seven tenant-in-common and DST programs that may compete with us or otherwise have similar business interests, and including GCEAR, GAHR III, and GAHR IV. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and a reduction in the value of our stockholders' investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders' investments.
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
Nelson Mullins Riley & Scarborough LLP ("Nelson Mullins") acts as legal counsel to us and also represents our sponsor, Advisor, our dealer manager and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
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
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:
•any person who beneficially owns 10% or more of the voting power of the corporation's shares; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

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
We do not intend to register as an investment company under the Investment Company Act of 1940 ("1940 Act"). As of December 31, 2015, we owned 19 buildings located on 15 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our public offering ends. If we are unable to invest a significant portion of the proceeds of our public offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders' returns.

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
•the election or removal of directors;

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

•our liquidation or dissolution; and
•any merger, consolidation or sale or other disposition of substantially all of our assets.
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

Four of our fifteen current tenants each represent in excess of 10% of our annualized net rental income; therefore we currently rely on these four tenants and adverse effects to their business could affect our performance.
As of December 31 2015, our four largest tenants, based on annualized net rental income, were American Express Travel Related Services Company, Inc., located in Arizona (approximately 17.9%), Bank of America, N.A., located in California (approximately 15.7%), Wyndham Worldwide Operations, located in New Jersey (approximately 15.6%), and Wood Group Mustang, Inc., located in Texas (approximately 11.8%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments which may have a substantial adverse effect on our financial performance.
A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2015, approximately 38.2% of our annualized net rental income is concentrated in the Finance and Insurance industry, approximately 21.3% of our annualized net rental income is concentrated in the Accommodation and Food Services industry, approximately 17.0% of our annualized net rental income is concentrated in the Manufacturing industry, and approximately 15.3% of our annualized net rental income is concentrated in the Professional, Scientific and Technical Services industry. In addition, as of December 31, 2015, approximately 22.5% of our annualized net rental income is concentrated in the State of Arizona, approximately 15.7% of our annualized net rental income is concentrated in the State of California, approximately 15.6% of our annualized net rental income is concentrated in the State of New Jersey, approximately 12.4% of our annualized net rental income is concentrated in the State of Ohio, and approximately 11.8% of our annualized net rental income is concentrated in the State of Texas.
A significant portion of our leases are due to expire around the same period of time, which may (i) cause a loss in the value of our stockholders’ investment until the affected properties are re-leased, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space and (iii) increase our capital expenditure requirements during the releasing period.
Our tenant leases are set to expire as shown below:

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2016	42,186	1	2,400	0.1%
2020	5,166,447	1	480,100	15.7%
2022	1,134,181	1	312,000	3.5%
2023	5,862,676	1	513,400	17.9%
2024	8,729,347	5	630,400	26.6%
2025	3,773,349	3	524,900	11.5%
2027	2,982,198	2	579,700	9.1%
2029	5,123,603	1	203,500	15.6%
Total	$32,813,987	15	3,246,400	100.0%
We may experience similar concentrations of lease expiration dates in the future. As the expiration date of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current leases. Therefore, if we were to list or liquidate our portfolio prior to the favorable re-leasing of the space, our stockholders may suffer a loss on their investment. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. In addition, we may have to spend significant capital in order to ready the space for new tenants. To meet our need for cash at this time, we may have to increase borrowings or reduce our distributions, or both.
If a tenant declares bankruptcy, we may be unable to collect balances due under relevant leases.
Any of our tenants, or any guarantor of a tenant's lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-

bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
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
Our operating results will be subject to risks generally incident to the ownership of real estate, including, and without limitation:
•changes in general economic or local conditions;
•changes in supply of or demand for similar or competing properties in an area;

•	changes in interest rates and availability of permanent mortgage funds that may render the sale of a property difficult or unattractive;
•changes in tax, real estate, environmental and zoning laws;
•changes in property tax assessments and insurance costs;
•increases in interest rates and tight money supply; and
•loss of entitlements.
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

Recent geopolitical events have exacerbated the general economic climate that has affected the nation as a whole and the local economies where our properties may be located. Economic weakness and higher unemployment, combined with higher costs, especially for energy, food and commodities, has put considerable pressure on consumer spending, which, along with reduced availability of debt financing, has resulted in many U.S. companies experiencing poorer financial and operating performance over the past few years than in prior periods. As a result, this slowdown has reduced demand for space and removed support for rents and property values. The following market and economic challenges may adversely affect our property values or operating results:
•poor economic times may result in a tenant's failure to meet its obligations under a lease or bankruptcy;
•re-leasing may require reduced rental rates under the new leases;
•increase in the cost of supplies and labor that impact operating expenses; and

•
increased insurance premiums, resulting in part from the increased risk of terrorism, may reduce funds available for distribution, or, to the extent we are able to pass such increased insurance premiums on to our tenants, may increase tenant defaults.

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
Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take up to one year or more to complete construction and lease available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to builders before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.
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
Risks Associated with Debt Financing
If we breach covenants under our loan agreements, we could be held in default under such loans, which could accelerate our repayment dates and materially adversely affect the value of our stockholders' investment in us.
We entered into a secured credit facility with KeyBank and a syndicate of lenders under which we and our operating partnership, as the Borrower, were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion.
In addition to customary representations, warranties, covenants, and indemnities, the Revolving Credit Facility (as defined and described further below) contains a number of financial covenants and requires us and the Borrower to comply with the following at all times, which will be tested on a quarterly basis: (i) a maximum consolidated leverage ratio of 60%, or, once the collateral pledges are released, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition only after the facility is deemed unsecured; (ii) a minimum consolidated tangible net worth of approximately $4.7 million, plus 75% of net future equity issuances (including units of operating partnership interests in the Borrower); (iii) a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00, commencing as of the quarter ending March 31, 2016; (iv) a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt; (v) a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of the our total asset value (as defined), at the time our tangible net worth equals or exceeds $250 million (secured debt is not permitted prior to the time our tangible net worth exceeds $250 million); (vi) aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value;

and (vii) a maximum payout ratio (as defined) of not greater than 95% of our core funds from operations (as defined), commencing as of the quarter ending March 31, 2018.
The Revolving Credit Facility is initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. Upon meeting certain thresholds, such security will be released. If we were to default under the Revolving Credit Facility, repayment of the loan could be accelerated by the lenders and the lenders could sue to enforce the terms of the loan. In addition, upon the occurrence of certain events described further in the Revolving Credit Facility, the lenders will be entitled to all the rights and remedies of a secured party on default under the Uniform Commercial Code, or UCC. These rights pursuant to the UCC may provide the lender an expedited form of recovery through a UCC sale, as compared to a real estate foreclosure action or other court action. Such sale could result in a material loss for us and would adversely affect the value of our stockholders' investment in us.
We also entered into various loan agreements with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company in the City of New York, pursuant to which we, through special purposes entities wholly-owned by our operating partnership, were provided with a loan in the aggregate amount of $126.97 million (the “AIG Loan”).
In addition to customary representations, warranties, covenants, and indemnities, the AIG Loan documents contain a number of financial covenants, including a debt service coverage ratio of 1.74x and a loan to value ratio of 60%, each as defined in the applicable loan documents. In addition, pursuant to a Recourse Carve-Out Guaranty Agreement, we, as the guarantor of the AIG Loan, must maintain a minimum net worth of $126.97 million.
If we should breach certain covenant requirements in the AIG Loan, the lenders could consider the AIG Loan in default and accelerate our repayment date. If we do not have sufficient cash to repay the AIG Loan at that time, the lender could foreclose on a number of our properties securing the loan. Such foreclosure could result in a material loss for us and would adversely affect the value of our stockholders’ investment in us.
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
We have incurred, and intend to continue to incur, mortgage indebtedness and other borrowings, which may increase our business risks.
We have placed, and intend to continue to place, permanent financing on our properties or obtain a credit facility or other similar financing arrangement in order to acquire properties as funds are being raised in our public offering. We may also decide to later further leverage our properties. We may incur mortgage debt and pledge all or some of our real properties as security for that debt to obtain funds to acquire real properties. We may borrow if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. If there is a shortfall between the cash flow from our properties and the cash flow needed to service mortgage debt, then the amount available for distribution to our stockholders may be reduced.
We have incurred, and intend to continue to incur, indebtedness secured by our properties, which may result in foreclosure.
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
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax and any applicable alternative minimum tax on our taxable income at regular corporate rates. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax.
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
•their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or IRA, including their plan's investment policy;
•their investment satisfies the prudence and diversification requirements of ERISA;
•their investment will not impair the liquidity of the plan or IRA;
•their investment will not produce UBTI for the plan or IRA;
•they will be able to value the assets of the plan annually in accordance with ERISA requirements; and
•their investment will not constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

As of December 31, 2015, we owned a fee simple interest in 15 properties (19 buildings), as shown in the table below, encompassing approximately 3.2 million rentable square feet:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased by Major Lessee (2)	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (unaudited) (3)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	100%	100%	Industrial	2024	$358,938
Westgate II	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	57,000,000	186,300	100%	100%	Office	2024	3,878,051
Administrative Office of Pennsylvania Courts	Mechanicsburg, PA	Administrative Office of Pennsylvania Courts	4/22/2015	10,115,000	56,600	100%	100%	Office	2024	761,809
American Express Center (1)(4)	Phoenix, AZ	American Express Travel Related Services Company, Inc.	5/11/2015	91,500,000	513,400	100%	100%	Data Center/Office	2023	5,862,676
MGM Corporate Center (1)(5)	Las Vegas, NV	MGM Resorts International	5/27/2015	30,300,000	168,300	99%	100%	Office	2024	1,911,821
American Showa	Columbus, OH	American Showa, Inc.	5/28/2015	17,200,000	304,600	100%	100%	Industrial	2025	1,035,580
Huntington Ingalls (1)(6)	Hampton, VA	Huntington Ingalls Incorporated	6/26/2015	34,300,000	515,500	100%	100%	Industrial	2027	2,232,054
Wyndham	Parsippany, NJ	Wyndham Worldwide Operations	6/26/2015	81,400,000	203,500	100%	100%	Office	2029	5,123,603
Exel	Groveport, OH	Exel, Inc.	6/30/2015	15,946,200	312,000	100%	100%	Distribution Center	2022	1,134,181
Morpho Detection	Andover, MA	Morpho Detection LLC	7/1/2015	11,500,000	64,200	100%	100%	Office	2027	750,144
FedEx Freight	West Jefferson, OH	FedEx Freight, Inc.	7/22/2015	28,000,000	160,400	100%	100%	Industrial	2024	1,860,914
Aetna	Tuscon, AZ	Aetna Life Insurance Co.	7/29/2015	21,700,000	100,300	100%	100%	Office	2025	1,522,896
Bank of America I	Simi Valley, CA	Bank of America, N.A.	8/14/2015	28,400,000	206,900	100%	100%	Office	2020	2,375,062
Bank of America II	Simi Valley, CA	Bank of America, N.A.	8/14/2015	28,600,000	273,200	100%	100%	Office	2020	2,791,385
Atlas Copco	Auburn Hills, Michigan	Atlas Copco Assembly Systems LLC	10/1/2015	17,750,000	120,000	100%	100%	Office	2025	1,214,873
Total				$479,211,200	3,246,400					$32,813,987

(1)	Multi-building property acquisitions are considered one property for portfolio purposes.

(2)	The portfolio is 100% occupied and leased.

(3)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(4)	The American Express Center property consists of two buildings.

(5)	The MGM Corporate Center property consists of three buildings.

(6)	The Huntington Ingalls property consists of two buildings.

Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2015, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Arizona	$7,385,573	2	22.5%
California	5,166,447	2	15.7%
New Jersey	5,123,603	1	15.6%
Ohio	4,030,675	3	12.4%
Texas	3,878,050	1	11.8%
Virginia	2,232,054	1	6.8%
Nevada	1,911,821	1	5.8%
All Others (1)	3,085,764	4	9.4%
Total	$32,813,987	15	100.0%

(1)	All others account for less than 4% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2015, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Finance and Insurance	$12,552,019	3	38.2%
Accommodation and Food Services	6,993,238	2	21.3%
Manufacturing	5,591,590	5	17.0%
Professional, Scientific and Technical Services	5,012,231	2	15.3%
Transportation and Warehousing	1,860,914	1	5.7%
All Other (2)	803,995	2	2.5%
Total	$32,813,987	15	100.0%

(1)Industry classification based on the 2012 North American Industry Classification System.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2015, by tenant, based on the respective in-place leases, is as follows:

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
American Express Travel Related Services Company, Inc.	$5,862,676	17.9%
Bank of America, N.A.	5,166,447	15.7%
Wyndham Worldwide Operations	5,123,603	15.6%
Wood Group Mustang, Inc.	3,878,051	11.8%
Huntington Ingalls Incorporated	2,232,054	6.8%
MGM Resorts International	1,869,635	5.7%
FedEx Freight, Inc.	1,860,914	5.7%
All Other(1)	6,820,607	20.8%
Total	$32,813,987	100%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2015 are as follows:

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2016	42,186	1	2,400	0.1%
2020	5,166,447	1	480,100	15.7%
2022	1,134,181	1	312,000	3.5%
2023	5,862,676	1	513,400	17.9%
2024	8,729,347	5	630,400	26.6%
2025	3,773,349	3	524,900	11.5%
2027	2,982,198	2	579,700	9.1%
2029	5,123,603	1	203,500	15.6%
Total	$32,813,987	15	3,246,400	100.0%

Acquisition Indebtedness
For a discussion of our acquisitions and indebtedness, see Note 3, Real Estate, and Note 4, Debt, to the consolidated financial statements.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of March 4, 2016, we had approximately $246.5 million and $100.5 million of Class A and Class T shares, respectively, of common stock outstanding, including $5.8 million and $0.4 million of Class A and Class T shares, respectively, of common stock issued pursuant to our distribution reinvestment plan held by a total of 7,793 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. We are currently selling shares of our Class T common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans (as defined below) subject to the annual reporting requirements of ERISA and Account trustees or custodians to prepare reports relating to an investment in our shares, we intend to provide reports of our quarterly and annual determinations of the current value of our net assets per outstanding share to those fiduciaries (including Account trustees and custodians) who identify themselves to us and request the reports. Until the time of our first estimated valuation, we generally will use the gross offering price of a share of the common stock in our offering as the per share estimated value thereof or, with respect to an offering of other securities from which the value of a share of common stock can be estimated, the value derived from the gross offering price of the other security as the per share estimated value of the common stock. This use of the gross offering price as the estimated value is not likely to reflect the proceeds a stockholder would receive upon our liquidation or upon the sale of their shares. In addition, this per share valuation method is not designed to arrive at a valuation that is related to any individual or aggregated value estimates or appraisals of the value of our assets.
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
As required by recent amendments to rules promulgated by FINRA, we will be required to disclose an estimated per share value of our shares based on a valuation no later than 150 days following the second anniversary of the date on which we broke escrow in our Offering, although we may determine to provide an estimated per share value based upon a valuation earlier than presently anticipated, and, in accordance with our agreements with certain participating broker-dealers in connection with our Offering, we expect to provide our first estimated valuation no more than 45 days following the earlier of (i) the date we commence a follow-on public offering, if any, or (ii) the earlier of (a) the end of the calendar quarter in which our Offering terminates, or (b) September 30, 2016.  If we provide an estimated per share value of our shares based on a valuation prior to the conclusion of our Offering, our board of directors may determine to modify the offering price, including the price at which the shares are offered pursuant to our DRP, to reflect the estimated value per share. Further, an amendment to NASD Rule 2340 will take effect on April 11, 2016, prior to the anticipated conclusion of our Offering, and if we have not yet disclosed an estimated net asset value per share before the amended rule takes effect, then our stockholders' customer account statements will include a value per share that is less than the offering price, because the amendment requires the "value" on the customer account statement to be equal to the offering price less up-front underwriting compensation and certain organization and offering expenses.  When determining the estimated value per share from and after 150 days following the second anniversary of breaking escrow in our Offering and annually thereafter, there are currently no SEC, federal and state rules that establish requirements specifying the methodology to employ in determining an estimated value per share; provided, however, that the determination of the estimated value per share must be conducted by, or with the material assistance or confirmation of, a third-party valuation expert or service and must be derived from a methodology that conforms to standard industry practice. After the initial valuation, valuations will be done annually. The valuations will be estimates and consequently should not be viewed as an accurate reflection of the fair value of our investments upon liquidation nor will they represent the amount of net proceeds that would result from an immediate sale of our assets.

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
Distributions
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2015. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.
Distributions to stockholders, including stock distributions, are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We will notify stockholders of the taxability of distributions in January of the subsequent year for distributions paid during the preceding year, whether in cash or shares issued pursuant to the distribution reinvestment plan.
Distributions were paid from proceeds raised in our Offering and operating cash flow from our properties. The following table shows the distributions we have declared and paid through December 31, 2015:

Quarter	Total Distributions Declared and Paid to Preferred Equity Holders (1)(2)	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)(5)		Distributions Declared per Common Share (3)
3rd Quarter 2014	$—	$211	$2,493	(4)	$0.12
4th Quarter 2014	$—	$2,772	$69,316		$0.14
1st Quarter 2015	$—	$2,712	$408,118		$0.13
2nd Quarter 2015	$21,193	$2,742	$1,480,131		$0.14
3rd Quarter 2015	$345,009	$2,773	$2,409,323		$0.14
4th Quarter 2015	$31,601	$2,773	$3,412,822		$0.14

(1)	Declared distributions are paid monthly in arrears.

(2)	As of December 31, 2015, the Preferred Units were fully redeemed and the Preferred Equity Investment was terminated. (See Note 5, Equity).

(3)	Distributions declared per common share amounts are rounded to the nearest $0.01.

(4)	Distributions were first paid on October 1, 2014, for the period from September 23, 2014, the date we satisfied the minimum offering requirement, through September 30, 2014.

(5)	Does not include the stock distributions. As of December 31, 2015, 47,551 stock distribution shares had been issued.
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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards have been granted under the Plan as of December 31, 2015.
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
In the event that the compensation committee, when formed, determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award. The following table provides information about the common stock that may be issued under the Plan as of December 31, 2015:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	2,855,617
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	2,855,617
(1)The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2015, we had 28,556,170 outstanding shares of common stock, including shares issued pursuant to the distribution reinvestment plan and the stock distribution.
Recent Sales of Unregistered Securities
During the fourth quarter of 2015, there were no sales of unregistered securities.
Use of Proceeds from Registered Securities
We registered $2,200,000,000 in shares of Class A common stock and Class T common stock in our current public offering (SEC File No. 333-194280, declared effective July 31, 2014), consisting of $2,000,000,000 in shares of common stock for sale to the public in the primary public offering and $200,000,000 in shares for sale pursuant to the DRP. On December 5, 2014, we ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, we ceased offering Class A common stock in our Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, we are offering up to approximately $1,800,000,000 in shares of Class T common stock in the Primary Offering. We are offering such Class T shares at a price of $10.00 per share in our Primary Offering and a price of $9.50 per share pursuant to our DRP.
As of December 31, 2015, we had received aggregate gross proceeds from our offering of $279.0 million from the sale of 28,025,648 shares of our Class A and Class T common stock and approximately $4.6 million from the issuance of 482,971 shares of our Class A and Class T common stock pursuant to the distribution reinvestment plan. Our equity raise as of December 31, 2015 resulted in the following:

Common shares issued in our Offering	28,025,648
Common shares issued in our Offering pursuant to the DRP	482,971
Total common shares outstanding in our Offering	28,508,619
Gross proceeds from our Offering	$278,979,503
Gross proceeds from our Offering from shares issued pursuant to our DRP	4,588,228
Total gross proceeds from our Offering	283,567,731
Selling Commissions and Dealer Manager fees paid and incurred	(25,219,301)
Reimbursement of O&O costs paid to our Advisor	(3,073,206)
Net proceeds paid from our Offering	255,275,224
Reimbursement of O&O costs owed to our Advisor	(843,913)
Net proceeds from our Offering	$254,431,311
The net offering proceeds raised in our offering were used primarily to fund:

•	Acquisitions of real property of approximately $126.9 million;

•	Repayment of debt and redemptions of preferred units of approximately $95.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $11.4 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $3.0 million and deferred financing cost of approximately $4.1 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 5, Equity – Share Redemption Program, in the notes to the consolidated financial statements contained in this report, our board of directors has adopted a share redemption program ("SRP") that enables our stockholders to sell their shares to us in limited circumstances. Our SRP permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain significant conditions and limitations.  Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited.
As of December 31, 2015, approximately $4.6 million in shares of common stock were eligible for redemption. As of December 31, 2015, there were 2,218 shares totaling approximately $0.02 million subject to redemption requests. On January 31, 2016, we satisfied all of the eligible redemption requests at a weighted average price per share of $10.00 pursuant to the terms of the SRP. Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days’ written notice at any time.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

	For the Year Ended
	December 31, 2015	December 31, 2014
Operating Data
Loss from operations	$(11,654,866)	$(438,806)
Net loss	(16,505,653)	(494,592)
Net loss attributable to common stockholders	(17,247,604)	(436,616)
Net loss attributable to common stockholders per Class A and T share, basic and diluted	(1.22)	(2.90)
Distributions declared per common share	0.55	0.26
Balance Sheet Data
Total assets	$540,293,719	$10,588,267
Total liabilities	310,786,388	1,057,440
Redeemable common stock	4,566,044	50,666
Total stockholders’ equity	224,844,098	9,341,120
Total equity	224,941,287	9,480,161
Other Data
Net cash (used in) provided by operating activities	$(2,935,708)	$53,765
Net cash used in investing activities	(486,147,536)	(2,000,000)
Net cash provided by financing activities	500,521,908	7,916,552

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

Our registration statement was declared effective on July 31, 2014, pursuant to which we registered $2,200,000,000 in shares of Class A common stock and Class T common stock in our initial public offering (“Offering”), consisting of $2,000,000,000 in shares to be offered to the public in the primary public offering (“Primary Offering”) and $200,000,000 in shares for sale pursuant to our distribution reinvestment plan (“DRP”). On December 5, 2014, we ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, we ceased offering Class A common stock in our Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, we are offering up to approximately $1,800,000,000 in shares of Class T common stock in the Primary Offering. We are offering such Class T shares at a price of $10.00 per share in our Primary Offering and a price of $9.50 per share pursuant to our DRP. (See Note 5, Equity, of the notes to the audited financial statements as of December 31, 2015.)
As of December 31, 2015, we issued 24,202,509 and 3,823,139 shares of our Class A and Class T common stock, respectively, for gross proceeds of approximately $240.8 million and $38.2 million, respectively, excluding shares of our common stock issued pursuant to the DRP and stock distributions. As of December 31, 2015, 475,520 and 46,336 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of December 31, 2015, 7,451 and 1,215 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively.

Acquisition Indebtedness
For a discussion of our acquisition indebtedness, see Note 3, Real Estate, and Note 4, Debt, to the consolidated financial statements.
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

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” to our consolidated financial statements included in this report.

Real Estate- Valuation and Purchase Price Allocation
When we acquire operating properties, we allocate the purchase price to the various components of the acquisition based upon the fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Because of the timing or complexity of completing certain fair value adjustments, the initial purchase price allocation may be incomplete at the end of a reporting period, in which case we may record provisional purchase price allocation amounts based on information available at the acquisition date. Subsequent adjustments to provisional amounts are recognized during the measurement period, which cannot exceed one year from the date of acquisition.
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2015, we used discount rates ranging from 5.8% to 9.3%.
In determining the fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.
The difference between the fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as a business combination, we allocate the cost of the acquisition, which includes any associated acquisition costs, to the individual assets (typically land and building) and liabilities assumed on a relative fair value basis.

Impairment of Real Estate and Related Intangible Assets and Liabilities

We continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2015, we did not record any impairment charges related to our real estate assets or intangible assets.

Revenue Recognition

Leases associated with the acquisition and contribution of certain real estate assets have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, we will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on our estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, we reconcile the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by us for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount we can recover from the tenant such as a cap on certain or all property operating expenses.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview

On September 23, 2014, we satisfied our minimum offering requirement and commenced operations. As of December 31, 2015, our portfolio consisted of 15 properties (19 buildings) encompassing approximately 3.2 million square feet with an acquisition value of $479.2 million and annualized net rent of approximately $32.8 million (for the 12-month period subsequent to December 31, 2015).
There is no basis of comparison during the periods presented as we had no properties for the same period presented in 2014. Additionally, our results of operations for the periods presented are not indicative of those expected in future periods as we expect all the components of our operating results noted below to increase in future periods as we acquire additional real estate assets.

Operating Results for the Year Ended December 31, 2015
Rental Income
Rental income for the year ended December 31, 2015, which is based on the contractual lease payments pursuant to the lease agreement, was approximately $21.2 million consisting of base rental income ($17.9 million), adjustment to straight-line contractual rent ($1.5 million), and in-place lease amortization ($1.9 million).
Property Expense Recoveries
Property expense recoveries represent the reimbursement of certain property operating expenses by the tenant pursuant to the terms of the lease agreement. For the year ended December 31, 2015, property expense recoveries, collected from tenants, were approximately $3.9 million, consisting of recovery of property tax expenses of $2.4 million and recovery of operating expenses of $1.5 million.
Management Fees (Asset and Property)
Asset Management and Property Management fees are paid to certain affiliates based on asset value and gross collected rents, respectively. For the year ended December 31, 2015, aggregate management fees were approximately $3.0 million.
Property Operating Expense and Property Tax Expense
Property expenses for the year ended December 31, 2015 were approximately $4.0 million consisting of property operating expenses and property taxes. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, consisting primarily of legal costs and title and escrow fees, for the year ended December 31, 2015 were approximately $3.1 million, as a result of acquisitions made during the current year. Real estate acquisition fees and expenses to affiliates for the year ended December 31, 2015 were approximately $10.9 million related to the acquisition fees and expense reimbursement earned by our Advisor for the acquisitions made during the current year. Approximately $0.5 million and $0.1 million of affiliated acquisition fees and acquisition expense reimbursements, and third-party acquisition expenses, respectively, were capitalized and allocated between land and building related to the acquisition of the Aetna property. The Aetna property was acquired in a sale-leaseback transaction and accounted for as an asset acquisition. The remaining acquisition fees and acquisition expense reimbursement were expensed in the period incurred, which is required pursuant to ASC 805-10, Business Combinations.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2015 were approximately $3.8 million, consisting primarily of Advisor overhead allocation ($1.8 million), corporate governance and organizational expenses ($1.1 million), professional and legal fees ($0.6 million), and other corporate expenses ($0.3 million).
Depreciation and Amortization Expense
Depreciation and amortization expense for the year ended December 31, 2015 was approximately $12.1 million . Depreciation expense consists of depreciation of buildings ($4.9 million). Amortization expense consists of the amortization of the property acquisition value allocated to tenant origination and absorption costs ($7.1 million).
Interest Expense

Interest expense for the year ended December 31, 2015 was approximately $4.9 million, consisting primarily of interest expense related to draws from the Revolving Credit Facility ($3.3 million), including the Revolving Credit Facility unused commitment fee ($0.4 million), the AIG Loan ($1.0 million), and deferred financing costs amortization ($0.5 million).
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
Our calculation of FFO and MFFO to common stockholders is presented in the following table for the year ended December 31, 2015:

Year Ended December 31, 2015
Net loss	$(16,505,653)
Adjustments:
Depreciation of building and improvements	4,915,542
Amortization of leasing costs and intangibles	7,145,093
FFO/(FFO deficit)	$(4,445,018)
Distributions to redeemable preferred unit holders	(397,803)
Distributions to noncontrolling interests	(11,000)
Preferred units redemption premium	(375,000)
FFO/(FFO deficit), adjusted for redeemable preferred and noncontrolling interest distributions and preferred units redemption premium	$(5,228,821)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	(5,228,821)
Adjustments:
Acquisition fees and expenses to non-affiliates	3,058,497
Acquisition fees and expenses to affiliates	10,876,098
Revenues in excess of cash received (straight-line rents)	(1,500,085)
Amortization of above/(below) market rent	(1,858,029)
Preferred units redemption premium	375,000
MFFO	$5,722,660

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

Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into a revolving credit agreement (the “Revolving Credit Facility”) co-led by KeyBank, N.A. ("Keybank") as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, along with a syndicate of lenders. Pursuant to the Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.
The Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter.
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
On August 11, 2015, we exercised our right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million. In addition, we entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms of the revolving credit agreement were changed.
As of December 31, 2015, there was approximately $138.6 million outstanding pursuant to the Revolving Credit Facility.
AIG Loan
On October 22, 2015, six special purpose entities that are wholly-owned by our operating partnership, entered into promissory notes with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such special purpose entities with a loan in the aggregate amount of approximately $127.0 million (the "AIG Loan").

The AIG Loan has a term of 10 years, maturing on November 1, 2025. The AIG Loan bears interest at a rate of 4.15%. The AIG Loan requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. The AIG Loan is secured by cross-collateralized and cross-defaulted first lien deeds of trust and second lien deeds of trust on the properties with the following tenants: Administrative Offices of Pennsylvania Courts; American Express Travel Related Services Company, Inc.; American Showa, Inc.; MGM Resorts International; Owens Corning Sales, LLC; and Wood Group Mustang, Inc. Commencing October 31, 2017, each of the individual promissory notes comprising the AIG Loan may be prepaid but only if such prepayment is made in full, subject to 30 days' prior notice to the holder and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment.

As of December 31, 2015, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2015:

	Payments Due During the Years Ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1)	$265,527,720	$—	$—	$138,735,821	$126,791,899
Interest on outstanding debt obligations (2)	$66,582,222	9,087,183	17,562,617	14,752,974	25,179,448
Total	$332,109,942	$9,087,183	$17,562,617	$153,488,795	$151,971,347

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and the AIG Loan at December 31, 2015. The AIG Loan requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised and the AIG Loan is due on November 1, 2025.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and the AIG Loan at December 31, 2015. Projected interest payments are based on the interest rate in effect at December 31, 2015.

Preferred Equity
On June 24, 2015, we and our operating partnership entered into a purchase agreement with a private fund affiliated with our sponsor (the "Preferred Equity Investor") pursuant to which the Preferred Equity Investor agreed to provide up to an aggregate of $150.0 million of preferred equity investment (the "Preferred Equity Investment") in exchange for up to 15.0 million preferred units of limited partnership interest in our operating partnership ("Preferred Units"); provided, however, that the amount of the Preferred Units outstanding at any time was not permitted to exceed $50.0 million in value and provided further, that no Preferred Units were permitted to be issued after December 24, 2015.
As of October 21, 2015, the operating partnership redeemed 7,326,000 Series A Cumulative Redeemable Preferred Units held by the Preferred Equity Investor, for an aggregate redemption price of approximately $73.3 million (the "Redemption"). After the Redemption, there were no Preferred Units outstanding, and the Preferred Investor no longer had any rights with respect to the Preferred Units. The preferred equity investment was terminated on October 22, 2015.
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
Our cash and cash equivalent balances increased by approximately $11.4 million during the year ended December 31, 2015 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash used in operating activities for the year ended December 31, 2015 increased to $4.4 million, compared to cash provided by operating activities of approximately $0.1 million for the period February 11, 2014 (Date of Initial Capitalization) through December 31, 2014. Net cash used in operating activities before changes in operating assets and liabilities for the year ended December 31, 2015 increased by $6.8 million to $7.3 million, compared to approximately $0.5 million for the period February 11, 2014 (Date of Initial Capitalization) through December 31, 2014. The increase is primarily related to the acquisition activity due to the addition of 15 properties from January 1, 2015 through December 31, 2015.
Investing Activities. During the year ended December 31, 2015, we used $486.1 million in cash for investing activities for the acquisition of 15 properties in the current period.

Financing Activities. During the year ended December 31, 2015, we received approximately $500.5 million in cash from financing activities primarily as a result of the following:
•$286.1 million in cash provided by borrowings from the Revolving Credit Facility;
•$127.0 million in cash provided by borrowings from the AIG Loan;
•$240.6 million in cash provided by the issuance of common stock, net of discounts and offering costs; less
•$147.5 million in cash used for partial principal payoff of the Revolving Credit Facility; and
•$3.0 million in cash used for distribution payments made to common stockholders, noncontrolling interests and Preferred Equity Investor.

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

On September 16, 2015, our board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding shares of common stock payable to stockholders of record at the close of business each day of the period commencing on October 1, 2015 through December 31, 2015. We issued 47,551 shares in connection with stock distributions through December 31, 2015.
On September 16, 2015, our board of directors declared a cash distribution in the amount of $0.00150684932 per day per Class A share or Class T share for stockholders of record at the close of business each day for the period commencing on October 1, 2015 through December 31, 2015.
Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. For the year ended December 31, 2015, we funded 29% of our cash distributions from cash flow provided by operating activities and 71% from offering proceeds. For the period from commencing operations on September 23, 2014, through year ended December 31, 2014, our distributions were funded from offering proceeds as opposed to operating cash flows, since we had not yet acquired properties as of December 31, 2014. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow (used in) or provided by operating activities during the year ended December 31, 2015, excluding stock distributions:

				Distributions Paid (3)
Period	Distributions Declared (1)		Distributions Declared Per Share (1) (2)	Cash (4)	Reinvested	Total	Cash Flow (Used in) Provided by Operating Activities
First Quarter 2015	$410,830		$0.13	$90,589	$240,589	$331,178	$(549,800)
Second Quarter 2015	$1,504,067		$0.14	$434,585	$912,058	$1,346,643	$(1,955,823)
Third Quarter 2015	$2,757,105	(5)	$0.14	$861,262	$1,444,154	$2,305,416	$6,734,141
Fourth Quarter 2015	$3,447,195	(5)	$0.14	$1,654,233	$1,940,761	$3,594,994	$(7,164,226)

(1) Distributions for the period from January 1, 2015 through December 31, 2015 were based on daily record dates and were calculated at a rate of $0.00150684932 per day per share. On September 16, 2015, our board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding shares of common stock payable to stockholders of record at the close of business each day of the period commencing on October 1, 2015 through December 31, 2015. The table above does not include stock distributions as the amounts have no cash impact.
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

Off-Balance Sheet Arrangements
As of December 31, 2015, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 11, Subsequent Events, to the consolidated financial statements.

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
Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into a revolving credit agreement (the “Revolving Credit Facility”) co-led by KeyBank, as administrative agent, and JPMorgan Chase Bank, as syndication agent, along with a syndicate of lenders. Pursuant to the Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, we exercised our right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million. In addition, we entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms of the revolving credit agreement were changed.
The Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Revolving Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Revolving Credit Facility would have potentially increased by approximately $1.3 million for the year ended December 31, 2015.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with our independent registered public accountant during the year ended December 31, 2015.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)    During the quarter ended December 31, 2015, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)    During the quarter ended December 31, 2015, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III
We expect to file a definitive proxy statement for our 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2016 Proxy Statement. Only those sections of the 2016 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2016 Proxy Statement to be filed with the SEC.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed.
1.The list of the financial statements contained herein is set forth on page F-1 hereof.
2.Schedule III — Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3.The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Registrant's final prospectus filed pursuant to Rule 424(b)(3), filed on November 2, 2015, SEC File No. 333-194280

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Appendix C to the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on November 2, 2015, SEC File No. 333-194280

10.1
Advisory Agreement by and between Griffin Capital Essential Asset REIT II, Inc. and Griffin Capital Essential Asset Advisor II, LLC, dated July 31, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.2
Griffin Capital Essential Asset REIT II, Inc. Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280

10.3
KeyBank Revolving Credit Facility, dated December 12, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, Commission File No. 333-194280

10.4	Note payable to KeyBank, dated December 12, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, Commission File No. 333-194280
10.5	Guaranty, dated December 12, 2014, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, Commission File No. 333-194280
10.6	Owens Corning Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.7	Owens Corning Lease, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.8	Second Amendment to Owens Corning Lease, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.9	AOPC Purchase Agreement, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on March 12, 2015, SEC File No. 333-194280
10.10
Master Property Management, Leasing, and Construction Management Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 23, 2015, SEC File No. 333-194280

10.11	Westgate II Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280

10.12	Westgate II Lease, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.13	Amendment No. 1 to Westgate II Lease, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.14	Amendment No. 2 to Westgate II Lease, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.15	Amendment No. 3 to Westgate II Lease, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on April 7, 2015, SEC File No. 333-194280
10.16
Amendment No. 1 to Advisory Agreement, dated March 18, 2015, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11, filed on April 8, 2015, Commission File No. 333-194280

10.17	AOPC Lease, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on April 28, 2015, SEC File No. 333-194280
10.18	First Amendment to AOPC Lease, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on April 28, 2015, SEC File No. 333-194280
10.19	Second Amendment to AOPC Lease, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on April 28, 2015, SEC File No. 333-194280
10.20
Selected Dealer Agreement by and among the Registrant, Griffin Capital Essential Asset Advisor II, LLC, Griffin Capital Securities, Inc., Griffin Capital Corporation, and Ameriprise Financial Services, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 11, 2015, SEC File No. 333-194280

10.21	Purchase Agreement for the American Express Center Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280
10.22	Data Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280
10.23
First Amendment to Data Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280

10.24
Technical Resource Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280

10.25
First Amendment to Technical Resource Center Lease for the American Express Center Property, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on May 15, 2015, SEC File No. 333-194280

10.26	840 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280
10.27
First Amendment to 840 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280

10.28	880 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280
10.29	950 Grier building Lease for the MGM Corporate Center Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on June 2, 2015, SEC File No. 333-194280
10.30	Wyndham Purchase Agreement, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.31
Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P., incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280

10.32
Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P., incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280

10.33	Wyndham Lease, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.34	Commencement Date Agreement for Wyndham Property, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.35	300 West Park Building Lease for Huntington Ingalls Property, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.36	500 West Park Building Lease for Huntington Ingalls Property, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on June 29, 2015, SEC File No. 333-194280
10.37
Increase Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, JPMorgan Chase Bank, Bank of America, Fifth Third Bank, and Suntrust Bank, incorporated by reference to Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2015, SEC File No. 333-194280

10.38
Joinder Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, and Associated Bank, National Association, incorporated by reference to Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2015, SEC File No. 333-194280

10.39
1800 Tapo building lease for the Bank of America property dated November 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 19, 2015, SEC File No. 333-194280

10.40
450 American building lease for the Bank of America property dated November 2013, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 19, 2015, SEC File No. 333-194280

10.41	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.42	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.43	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.44	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.45	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.46	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.47	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.48
Amendment No. 2 to Advisory Agreement, dated November 2, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2016, SEC File No. 333-194280

10.49
Purchase and Sale Agreement for the Amazon Property, dated September 25, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2015, SEC File No. 333-194280

10.50
Amended and Restated Amendment to Selected Dealer Agreement, dated December 22, 2015, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2015, SEC File No. 333-194280

10.51
Amendment No. 4 to Advisory Agreement, dated February 9, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2016, SEC File No. 333-194280

21.1
Subsidiaries of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-11, filed on March 3, 2014, Commission File No. 333-194280

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended December 31, 2015 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability under these sections.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 10, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 10, 2016
Kevin A. Shields

/s/ Joseph E. Miller	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2016
Joseph E. Miller

/s/ Michael J. Escalante	Director and President	March 10, 2016
Michael J. Escalante

/s/ Gregory M. Cazel	Independent Director	March 10, 2016
Gregory M. Cazel

/s/ Timothy J. Rohner	Independent Director	March 10, 2016
Timothy J. Rohner

/s/ Samuel Tang	Independent Director	March 10, 2016
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-3
Consolidated Statements of Operations for the Year Ended December 31, 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-4
Consolidated Statements of Equity for the Year Ended December 31, 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-5
Consolidated Statements of Cash Flows for the Year Ended December 31, 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-6
Notes to Consolidated Financial Statements	F-7
Financial Statement Schedule
Schedule III- Real Estate Assets and Accumulated Depreciation and Amortization	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT II, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT II, Inc. (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2015 and for the period from February 11, 2014 (date of initial capitalization) through December 31, 2014. Our audits included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT II, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for the year ended December 31, 2015 and for the period from February 11, 2014 (date of initial capitalization) through December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP
Los Angeles, California
March 10, 2016

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS
Cash and cash equivalents	$17,609,981	$6,171,317
Real estate:
Land	53,229,574	—
Building	353,083,087	—
Tenant origination and absorption cost	110,652,188	—
Total real estate	516,964,849	—
Less: accumulated depreciation and amortization	(12,060,635)	—
Total real estate, net	504,904,214	—
Real estate acquisition deposits	8,950,000	2,000,000
Deferred financing costs, net	3,573,746	1,902,082
Other assets, net	5,255,778	514,868
Total assets	$540,293,719	$10,588,267
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$138,557,720	$—
AIG Loan	126,970,000	—
Total debt	265,527,720	—
Accounts payable and other liabilities	7,116,194	175,985
Distributions payable	556,246	15,279
Due to affiliates	2,323,696	866,176
Below market leases, net	35,262,532	—
Total liabilities	310,786,388	1,057,440
Commitments and contingencies (Note 8)
Common stock subject to redemption	4,566,044	50,666
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of December 31, 2015 and 2014	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 24,724,366 and 1,133,773 Class A shares outstanding, as of December 31, 2015 and December 31, 2014, respectively, and 3,831,804 Class T shares outstanding as of December 31, 2015	28,556	11,335
Additional paid-in capital	250,757,479	9,838,210
Distributions	(8,257,717)	(71,809)
Accumulated deficit	(17,684,220)	(436,616)
Total stockholders' equity	224,844,098	9,341,120
Noncontrolling interests	97,189	139,041
Total equity	224,941,287	9,480,161
Total liabilities and equity	$540,293,719	$10,588,267

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31, 2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Revenue:
Rental income	$21,215,843	$—
Property expense recovery	3,933,180	—
Total revenue	25,149,023	—
Expenses:
Asset management fees to affiliates	2,623,770	—
Property management fees to affiliates	333,016	—
Property operating	1,316,891	—
Property tax	2,713,373	—
Acquisition fees and expenses to non-affiliates	3,058,497	—
Acquisition fees and expenses to affiliates	10,876,098	—
General and administrative	3,821,609	438,806
Depreciation and amortization	12,060,635	—
Total expenses	36,803,889	438,806
Loss from operations	(11,654,866)	(438,806)
Other expense:
Interest income	261	—
Interest expense	(4,851,048)	(55,786)
Net loss	(16,505,653)	(494,592)
Distributions to redeemable preferred unit holders	(397,803)	—
Preferred units redemption premium	(375,000)	—
Less: Net loss attributable to noncontrolling interests	30,852	57,976
Net loss attributable to common stockholders	$(17,247,604)	$(436,616)
Net loss per share, basic and diluted	$(1.22)	$(2.90)
Weighted average number of common shares	14,129,326	150,623

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE February 11, 2014 (Date of Initial Capitalization)	100	$1	$999	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,128,340	11,283	11,272,116	—	—	11,283,399	—	11,283,399
Discount on issuance of common stock	—	—	(279,960)	—	—	(279,960)	—	(279,960)
Offering costs including dealer manager fees to affiliates	—	—	(1,154,894)	—	—	(1,154,894)	—	(1,154,894)
Distributions to common stockholders	—	—	—	(21,143)	—	(21,143)	—	(21,143)
Issuance of shares for distribution reinvestment plan	5,333	51	50,615	(50,666)	—	—	—	—
Additions to common stock subject to redemption	—	—	(50,666)	—	—	(50,666)	—	(50,666)
Distributions for noncontrolling interest	—	—	—	—	—	—	(2,983)	(2,983)
Net loss	—	—	—	—	(436,616)	(436,616)	(57,976)	(494,592)
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	26,897,208	167,766	268,804,318	—	—	268,972,084	—	268,972,084
Adjustment to par value - common stock (see Note 5)	—	(152,530)	152,530	—	—	—	—	—
Discount on issuance of common stock	—	—	(997,020)	—	—	(997,020)	—	(997,020)
Offering costs including dealer manager fees to affiliates	—	—	(27,514,088)	—	—	(27,514,088)	—	(27,514,088)
Distributions to common stockholders	—	—	—	(3,172,832)	—	(3,172,832)	—	(3,172,832)
Issuance of shares for distribution reinvestment plan	477,638	1,509	4,536,053	(4,537,562)	—	—	—	—
Additions to common stock subject to redemption	—	—	(4,537,562)	—	—	(4,537,562)	—	(4,537,562)
Issuance of stock dividends	47,551	476	475,038	(475,514)	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	(11,000)	(11,000)
Preferred units offering cost	—	—	(375,000)	—	—	(375,000)	—	(375,000)
Write-off of offering cost on redemption of preferred units	—	—	375,000	—	—	375,000	—	375,000
Net loss	—	—	—	—	(17,247,604)	(17,247,604)	(30,852)	(17,278,456)
BALANCE December 31, 2015	28,556,170	$28,556	$250,757,479	$(8,257,717)	$(17,684,220)	$224,844,098	$97,189	$224,941,287

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Net loss	$(16,505,653)	$(494,592)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building	4,915,541	—
Amortization of intangibles	7,145,094	—
Amortization of below market lease	(1,858,029)	—
Amortization of deferred financing costs	514,024	21,064
Deferred rent	(1,500,086)	—
Change in operating assets and liabilities:
Other assets, net	(2,064,302)	(514,868)
Accounts payable and other liabilities	6,271,274	175,985
Due to affiliates, net	146,429	866,176
Net cash (used in) provided by operating activities	(2,935,708)	53,765
Investing Activities:
Acquisition of properties, net	(479,197,536)	—
Real estate acquisition deposits	(6,950,000)	(2,000,000)
Net cash used in investing activities	(486,147,536)	(2,000,000)
Financing Activities:
Proceeds from borrowings - Credit Facility	286,050,000	—
Proceeds from borrowings - AIG Loan	126,970,000	—
Principal payoff of indebtedness - Credit Facility	(147,492,280)	—
Deferred financing costs	(2,185,692)	(1,923,146)
Issuance of common stock, net of offering costs	240,595,548	9,848,545
Issuance of preferred equity subject to redemption	73,260,000	—
Redemption of preferred units	(73,260,000)	—
Distributions paid to common stockholders	(2,631,865)	(6,798)
Distributions paid to noncontrolling interests	(11,000)	(2,049)
Distributions paid to preferred units subject to redemption	(397,803)	—
Preferred offering cost	(375,000)	—
Net cash provided by financing activities	500,521,908	7,916,552

Net increase in cash and cash equivalents	11,438,664	5,970,317
Cash and cash equivalents at the beginning of the period	6,171,317	201,000
Cash and cash equivalents at the end of the period	$17,609,981	$6,171,317

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,616,311	$—

Supplemental Disclosures of Non-Cash Transactions:
Increase in distributions payable to common stockholders	$540,967	$14,345
Increase in distributions payable to noncontrolling interest	$—	$934
Common stock issued pursuant to the distribution reinvestment plan	$4,515,378	$50,666

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

1.    Organization

Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust (“REIT”) for the year ended December 31, 2015 and for each year thereafter. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expects to use a substantial amount of the net proceeds from its initial public offering to invest in these properties. The Company’s year end is December 31.

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

Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital Asset Management Company ("GAMCO") is the sole member of the Advisor and is indirectly owned by the Sponsor. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014, as amended. The officers of the Advisor are also officers of the Sponsor.

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

The Company's registration statement was declared effective on July 31, 2014, pursuant to which the Company registered $2,200,000,000 in shares of Class A common stock and Class T common stock in the initial public offering (“Offering”), consisting of $2,000,000,000 in shares to be offered to the public in the primary public offering (“Primary Offering”) and $200,000,000 in shares for sale pursuant to the distribution reinvestment plan (“DRP”). On December 5, 2014, the Company ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, the Company ceased offering Class A common stock in the Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, the Company is offering up to approximately $1,800,000,000 in shares of Class T common stock in the Primary Offering. The Company is offering such Class T shares at a price of $10.00 per share in the Primary Offering and a price of $9.50 per share pursuant to the DRP. (See Note 5, Equity, of the notes to the audited financial statements as of December 31, 2015.)
On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program wholly-owned by affiliates of the Sponsor, and the Company commenced operations. Griffin Capital Securities, LLC (formerly known as Griffin Capital Securities, Inc.) (the “Dealer Manager”) is a wholly-owned subsidiary of Griffin Capital, LLC ("GC"), of which the Sponsor is the sole member. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.

As of December 31, 2015, the Company issued 24,202,509 and 3,823,139 shares of Class A and Class T common stock, respectively, for gross proceeds of approximately $240.8 million and $38.2 million, respectively, excluding shares of common stock issued pursuant to the DRP and stock distributions. As of December 31, 2015, 475,520 and 46,336 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of December 31, 2015, 7,451 and 1,215 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively.
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
December 31, 2015

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

The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2015.

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

Cash and Cash Equivalents

The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2015 and 2014.

The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at December 31, 2015.

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
December 31, 2015

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
Depreciation expense for buildings and improvements for the year ended December 31, 2015 was $4.9 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the year ended December 31, 2015, was $7.1 million. (See Note 3, Real Estate, for amortization related to in-place lease valuations.)

Impairment of Real Estate and Related Intangible Assets

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2015, the Company did not record any impairment charges related to its real estate assets or intangible assets.

Real Estate Acquisition Deposits
Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On November 4, 2015, the Company, through four wholly-owned subsidiaries of the Company's operating partnership (the "SPEs"), entered into a series of assignment and assumption agreements with the Company's sponsor related to the potential acquisitions of the following four properties: (1) a four-story, Class "A" office building located in Durham, North Carolina and leased in its entirety to Toshiba Tec Corporation (the "Toshiba Tec property") for an initial purchase price of approximately $35.9 million, plus closing costs and acquisition fees; (2) a to-be-built, single-story, Class "A" industrial facility located in North Charleston, South Carolina and leased in its entirety to WABCO North America, LLC (the "WABCO property") for a purchase price of approximately $13.8 million, plus closing costs and acquisition fees; (3) a to-be-built, single-story, Class "A" distribution warehouse located in DeKalb, Illinois and leased in its entirety to 3M Company (the "3M property") for a purchase price of approximately $66.4 million, plus closing costs and acquisition fees; and (4) a to-be-built, single-story, Class "A" fulfillment center located in Etna, Ohio and which will be leased in its entirety to Amazon.com.dedc, LLC (the "Amazon property") for a purchase price of approximately $88.9 million, plus closing costs and acquisition fees. As required by the purchase agreements of Toshiba Tec Corporation, WABCO North America, LLC, 3M Company and Amazon.com.dedc, LLC the Company placed into escrow $1.9 million, $0.1 million, $2.5 million, $4.5 million, respectively, earnest money deposit to be applied towards the purchase of all four properties. In certain circumstances, if the Company fails to complete the acquisitions of the properties, the $9.0 million earnest money deposit may be forfeited. On January 21, 2016, the Company acquired the Toshiba TEC property for approximately $35.8 million. (See Note 11, Subsequent Events). The remaining properties are expected to close during the third or fourth quarter of 2016.
Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. As of December 31, 2015, the Company’s deferred financing costs, net of accumulated amortization, were $3.6 million which represents financing costs incurred for the Revolving Credit Facility and the AIG Loan (as defined herein), discussed in Note 4, Debt.

Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate) have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
The Company recognized deferred rent from tenants of approximately $1.5 million for the year ended December 31, 2015. As of December 31, 2015, the cumulative deferred rent balance was $1.5 million and is included in other assets on the consolidated balance sheet.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2015, the Company estimated that approximately $0.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability to accounts payable and other liabilities on the accompanying balance sheet.
Organizational and Offering Costs

Organizational and offering costs of the Offering were paid by either the Company or the Sponsor, on behalf of the Advisor, for the Company and will be reimbursed from the proceeds of the Offering (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's public offering). Organizational and offering costs consist of all expenses (other than sales commissions, dealer manager fees and stockholder servicing fees) to be paid by the Company in connection with the Offering, including legal, accounting, printing, mailing and filing fees, charges from the escrow holder and other accountable offering expenses, including, but not limited to: (i) amounts to reimburse the Advisor for all marketing related costs and expenses such as salaries and direct expenses of employees of the Advisor and its affiliates in connection with registering and marketing the Company’s shares; (ii) technology costs associated with the offering of the Company’s shares; (iii)  costs of conducting training and education meetings; (iv) costs of attending seminars conducted by participating broker-dealers; and (v) payment or reimbursement of bona fide due diligence expenses.

Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's public offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding sales commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2015 and 2014, organizational and offering costs were 1.4% and 13.9% of gross offering proceeds, respectively, excluding sales commissions, dealer manager fees and stockholder servicing fees, and 10.5% and 21.6% of gross offering proceeds, respectively, including sales commissions, dealer manager fees and stockholder servicing fees. As of December 31, 2015, organizational and offering costs did not exceed the limitations. (See Note 7, Related Party Transactions).

Organizational and offering costs incurred as of December 31, 2015 and 2014, including those incurred by the Company and due to the Advisor, for the Offering are as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	December 31, 2015	December 31, 2014
Cumulative offering costs	$28,668,982	$2,063,907
Cumulative organizational costs	$517,841	$311,864
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$3,534,806	$1,527,392
Less payments	(3,073,206)	—
Adjustment to organizational and offering costs pursuant to limitations to which the Advisor is subject	—	(1,142,237)
Net of payments of organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$461,600	$385,155

Contingent Advisor Payment Holdback(1):
Organizational and offering costs advanced by the Advisor	382,314	—
Dealer Manager fees advanced by the Advisor	764,628	—
Net organizational and offering costs advanced by the Advisor	$1,608,542	$385,155
(1) See Note 7, Related Party Transactions, for discussion on Contingent Advisor Payment Holdback.
Stockholder Servicing Fee
The Company will pay the dealer manager a stockholder servicing fee with respect to the Class T shares sold as additional compensation to the dealer manager and participating broker-dealers for providing ongoing stockholder services.The stockholder servicing fee will accrue daily equal to 1/365th of 1% of the purchase price per share of the Class T shares sold and will be paid quarterly. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in this offering upon the occurrence of certain defined events. The dealer manager will generally re-allow 100% of the stockholder servicing fee to participating broker-dealers; provided, however, that with respect to any individual investment, the dealer manager will not re-allow the related stockholder servicing fee to any participating broker-dealer if such participating broker-dealer ceases to hold the account related to such investment. In addition, the dealer manager will not re-allow the stockholder servicing fee to any participating broker-dealer if such participating broker-dealer does not have a current executed selling agreement with the dealer manager. In any instance in which the dealer manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the dealer manager will return such fee to the Company. As the payment of stockholder servicing fee is contingent upon the continued servicing of the stockholder's account by the participating broker-dealer, the fee is expensed as incurred.
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
December 31, 2015

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

Financial instruments as of December 31, 2015 consisted of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, mortgage payable and other borrowings. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2015. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the year ended December 31, 2015.

Income Taxes

The Company intends to make an election to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and expects to be taxed as such for the taxable year ending December 31, 2015, assuming the Company satisfies the REIT qualification requirements for such year. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, after the Company initially qualifies to be taxed as a REIT, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.

The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2015, the TRS has not commenced operations.

Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2015 and 2014, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

Distributions declared and paid per common share assumes each share was issued and outstanding each day during the three months ended December 31, 2015. Cash distributions declared per common share was based on daily declaration and record dates selected by the Company’s board of directors of $0.00150684932 per day per share on the outstanding shares of common stock.
Segment Information

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on the consolidated financial statements.

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
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU No. 2015-02"), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU No. 2015-02 to have a significant impact on its financial statements.
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
December 31, 2015

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

3.    Real Estate
As of December 31, 2015, the Company's real estate portfolio consisted of 15 properties (19 buildings) in 11 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $479.2 million, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 3.2 million square feet. All 15 properties (19 buildings) in the Company's real estate portfolio were acquired during year ended December 31, 2015, as shown below:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (2)	Revolving Credit Facility (3)	Preferred Equity	Year of Expiration (for Major Lessee)
Owens Corning	Concord, NC	Owens Corning Sales, LLC	3/9/2015	$5,500,000	61,200	$246,676	$—	$—	2024
Westgate II	Houston, TX	Wood Group Mustang, Inc.	4/1/2015	57,000,000	186,300	1,479,601	30,000,000	—	2024
Administrative Office of Pennsylvania Courts	Mechanicsburg, PA	Administrative Office of Pennsylvania Courts	4/22/2015	10,115,000	56,600	346,216	6,100,000	—	2024
American Express Center (1)(5)	Phoenix, AZ	American Express Travel Related Services Company, Inc.	5/11/2015	91,500,000	513,400	1,986,135	45,700,000	—	2023
MGM Corporate Center (1)(6)	Las Vegas, NV	MGM Resorts International	5/27/2015	30,300,000	168,300	723,939	25,000,000	—	2024
American Showa	Columbus, OH	American Showa, Inc.	5/28/2015	17,200,000	304,600	405,200	10,300,000	—	2025
Huntington Ingalls (1)(7)	Hampton, VA	Huntington Ingalls Incorporated	6/26/2015	34,300,000	515,500	796,459	20,500,000	—	2027
Wyndham	Parsippany, NJ	Wyndham Worldwide Operations	6/26/2015	81,400,000	203,500	1,697,198	48,800,000	32,560,000	2029
Exel	Groveport, OH	Exel, Inc.	6/30/2015	15,946,200	312,000	461,663	9,500,000	—	2022
Morpho Detection	Andover, MA	Morpho Detection LLC	7/1/2015	11,500,000	64,200	342,426	6,900,000	2,600,000	2027
FedEx Freight	West Jefferson, OH	FedEx Freight, Inc.	7/22/2015	28,000,000	160,400	651,197	16,800,000	10,800,000	2024
Aetna	Tuscon, AZ	Aetna Life Insurance Co.	7/29/2015	21,700,000	100,300	561,974	21,600,000	—	2025
Bank of America I	Simi Valley, CA	Bank of America, N.A.	8/14/2015	28,400,000	206,900	611,592	17,040,000	11,161,000	2020
Bank of America II	Simi Valley, CA	Bank of America, N.A.	8/14/2015	28,600,000	273,200	615,899	17,160,000	11,239,000	2020
Atlas Copco	Auburn Hills, MI	Atlas Copco Assembly Systems LLC	10/1/2015	17,750,000	120,000	511,897	10,650,000	4,900,000	2025
				$479,211,200	3,246,400	$11,438,072	$286,050,000	$73,260,000

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

(1)	Multi-building property acquisitions are considered one property for portfolio purposes.

(2)
The Advisor is entitled to receive acquisition fees equal to 2.0% of acquisition value and acquisition expense reimbursement for actual acquisition expenses incurred, estimated to be approximately 1% of acquisition value. Expense reimbursement paid to the Advisor is included in acquisition fees and expenses to affiliates on the consolidated statements of operations or are capitalized as part of the acquisition if the property does not meet the definition of a "business." See Note 2, Basis of Presentation and Summary Accounting Policies. As of December 31, 2015, the Company capitalized $0.6 million of affiliate acquisition expenses related to a sale-lease back transaction of the Aetna property. (See Note 7, Related Party Transactions, for an update regarding certain changes to acquisition fees as of November 2, 2015.)

(3)
Represents draws from the Revolving Credit Facility which is discussed in Note 4, Debt, in conjunction with the acquisition. The remaining purchase price was funded with net proceeds raised in the Offering with the exception of the Wyndham, Morpho Detection, FedEx Freight, Bank of America I & II properties, and Atlas Copco for which the remaining proceeds were funded from the preferred equity investment which is discussed in Note 5, Equity.

(4)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse the Company for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are the Company's responsibility for the 12-month period subsequent to December 31, 2015 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months. Actual base rent, net, for properties acquired for the year ended December 31, 2015 was $17.9 million.

(5)	The American Express Center property consists of two buildings.

(6)	The MGM Corporate Center property consists of three buildings.

(7)	The Huntington Ingalls property consists of two buildings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The following summarizes the purchase price allocation of the 2015 acquisitions through December 31, 2015:

	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above/(Below) Market	Total
Owens Corning	$575,000	$4,605,876	$560,750	$(241,626)	$5,500,000
Westgate II	3,732,053	43,596,739	11,504,737	(1,833,529)	57,000,000
Administrative Office of Pennsylvania Courts	1,207,000	7,201,000	1,735,000	(28,000)	10,115,000
American Express Center	5,750,000	73,750,000	39,920,000	(27,920,000)	91,500,000
MGM Corporate Center	4,260,342	21,660,600	7,044,058	(2,665,000)	30,300,000
American Showa	1,452,649	13,473,559	2,273,792	—	17,200,000
Huntington Ingalls	5,415,000	23,341,000	6,495,000	(951,000)	34,300,000
Wyndham	5,695,816	60,978,739	15,552,851	(827,406)	81,400,000
Exel	1,988,200	11,947,000	2,011,000	—	15,946,200
Morpho Detection	2,350,000	5,833,000	3,649,000	(332,000)	11,500,000
FedEx Freight	2,774,000	22,640,000	3,273,000	(687,000)	28,000,000
Aetna (1)	1,852,514	20,480,574	—	—	22,333,088
Bank of America I	5,491,000	17,463,000	6,051,000	(605,000)	28,400,000
Bank of America II	9,206,000	13,752,000	6,452,000	(810,000)	28,600,000
Atlas Copco	1,480,000	12,360,000	4,130,000	(220,000)	17,750,000
Total	$53,229,574	$353,083,087	$110,652,188	$(37,120,561)	$479,844,288

(1)
The property was acquired in a sale-leaseback transaction and accounted for as an asset acquisition. Total acquisition costs in the amount of $0.6 million have been included as part of the purchase price of the property.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Pro Forma Financial Information (unaudited)
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2015 had been included in operations as of February 11, 2014 (Date of Initial Capitalization). The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact these acquisitions would have on earnings on a continuous basis:

	Year Ended December 31, 2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Revenue	$46,822,883	$46,981,515
Net income (loss)	$(300,173)	$3,844,343
Net income (loss) attributable to noncontrolling interests	$(1,517)	$450,624
Net income (loss) attributable to common stockholders (1)	$(1,071,459)	$3,393,719
Net income to common stockholders per share, basic and diluted	$(0.08)	$22.53

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2016 to 2029, are shown in the table below:

As of December 31, 2015
2016	$33,363,530
2017	33,914,671
2018	34,434,893
2019	35,168,781
2020	35,853,836
Thereafter	149,114,856
Total	$321,850,567

Tenant and Portfolio Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors) and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

As of December 31, 2015
In-place lease valuation (below market)	$(37,120,561)
In-place lease valuation (below market) - accumulated amortization	1,858,029
In-place lease valuation (below market), net	$(35,262,532)
Tenant origination and absorption cost	110,652,188
Tenant origination and absorption cost - accumulated amortization	$(7,145,094)
Tenant origination and absorption cost, net	$103,507,094

The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 8.9 years as of December 31, 2015. There were no intangible assets as of December 31, 2014. The amortization of the intangible assets and other leasing costs for the year ended December 31, 2015 is as follows:

Amortization (income) expense for the year ended December 31, 2015
In-place lease valuation	$(1,858,029)
Tenant origination and absorption cost	$7,145,094
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of December 31, 2015 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
2016	$(3,039,971)	$12,667,118
2017	$(3,039,971)	$12,667,118
2018	$(3,039,971)	$12,667,118
2019	$(3,039,971)	$12,667,118
2020	$(3,039,971)	$12,667,118

4.    Debt
As of December 31, 2015, the Company’s debt consisted of the following:

	Balance as of December 31, 2015	Contractual Interest Rate (1)	Payment Type	Loan Maturity
Revolving Credit Facility	$138,557,720	2.50%	Interest Only	December 2019 (2)
AIG Loan	126,970,000	4.15%	Interest Only (3)	November 2025
Total	$265,527,720

(1)The weighted-average interest rate as of December 31, 2015 was approximately 2.53% for the Company's variable-rate debt. The 2.50% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.53% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility is a one-month LIBO Rate + 2.25%. As of December 31, 2015, the LIBO Rate was 0.25% (effective December 31, 2015). The weighted average interest rate as of December 31, 2015 was approximately 3.31% for the Company's fixed-rate and variable-rate debt combined and 4.15% for the Company's fixed-rate debt only.
(2) The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

(3)The AIG Loan requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

Revolving Credit Facility

On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (the “Revolving Credit Facility”), co-led by KeyBank and JPMorgan Chase Bank, with KeyBank as administrative agent, JPMorgan Chase Bank as syndication agent, and a syndicate of lenders. Pursuant to the Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by a specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.

The Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter.

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
In order to be compliant with the maximum unhedged variable rate debt covenant, the Company entered into two interest rate cap agreements for a total notional amount of $150.0 million. Both agreements expired on December 31, 2015. The total cost for the two interest rate cap agreements was $16,500. On August 11, 2015, the Company exercised its right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million. In addition, the Company entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms of the revolving credit agreement were changed.
AIG Loan

On October 22, 2015, six special purpose entities that are wholly-owned by the Operating Partnership entered into promissory notes with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such special purpose entities with a loan in the aggregate amount of approximately $127 million (the "AIG Loan").

The AIG Loan has a term of 10 years, maturing on November 1, 2025 and has a fixed rate of interest of 4.15%. The AIG Loan requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. The AIG Loan is secured by cross-collateralized and cross-defaulted first lien deeds of trust and second lien deeds of trust on the properties with the following tenants: Administrative Offices of Pennsylvania Courts; American Express Travel Related Services Company, Inc.; American Showa, Inc.; MGM Resorts International; Owens Corning Sales, LLC; and Wood Group Mustang, Inc. Commencing October 31, 2017, each of the individual promissory notes comprising the AIG Loan may be prepaid but only if such prepayment is made in full, subject to 30 days' prior notice to the holder and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment.

Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of December 31, 2015.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

5.    Equity

Preferred Equity
On June 24, 2015, the Company and the Operating Partnership entered into a purchase agreement with a private fund affiliated with the Sponsor (the "Preferred Equity Investor") pursuant to which the Preferred Equity Investor agreed to provide up to an aggregate of $150.0 million of preferred equity investment (the "Preferred Equity Investment") in exchange for up to 15.0 million preferred units of limited partnership interest in the Operating Partnership ("Preferred Units"); provided, however, that the amount of the Preferred Units outstanding at any time was not permitted to exceed $50.0 million in value and provided further, that no Preferred Units were permitted to be issued after December 24, 2015.
On October 21, 2015, the Operating Partnership redeemed 7,326,000 Series A Cumulative Redeemable Preferred Units (the "Preferred Units") held by the Preferred Equity Investor, for an aggregate redemption price of approximately $73.3 million (the "Redemption"). As a result, the Company recognized a redemption premium of approximately $0.4 million during the year ended December 31, 2015, which represented the write-off of original issuance costs related to the Preferred Units. After the Redemption, there were no Preferred Units outstanding, and the Preferred Investor no longer had any rights with respect to the Preferred Units. Effective October 22, 2015, the Preferred Equity Investment was terminated.

Common Equity
Reallocation of Shares in Public Offering
The Company initially registered $2,200,000,000 in shares for sale, consisting of Class A common stock and Class T common stock. On December 5, 2014, the Company ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, the Company ceased offering Class A common stock, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, the Company is offering up to approximately $1,800,000,000 in shares of Class T common stock in the Primary Offering. The Company determined to cease offering Class A shares and commence offering Class T shares due to recent regulatory developments and trends related to non-traded alternative investment products. Class A shares and Class T shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at a meeting of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote. Each class of common stock will be entitled to the same distributions as other classes, and the NAV per share will be the same across share classes. (See Note 7, Related Party Transactions, for an update regarding certain changes to fees as of November 2, 2015.)
On September 16, 2015, the Company's board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding share of common stock payable to stockholders of record at the close of business each day of the period commencing on October 1, 2015 through December 31, 2015.
As of December 31, 2015, the Company issued 24,202,509 and 3,823,139 shares for gross proceeds of approximately $240.8 million and $38.2 million of Class A and Class T common stock, respectively, excluding shares of common stock issued pursuant to the DRP and stock distributions. As of December 31, 2015, 475,520 and 46,336 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of December 31, 2015, 7,451 and 1,215 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively.
Par Value Adjustment
The Company’s par value calculation and related additional paid in capital ("APIC") allocation from the inception of the offering was determined to be calculated incorrectly. The Company assessed the cumulative impact of the reclassification between the par value and APIC from inception, and recorded a reduction to the par value of $0.2 million and a corresponding increase to APIC for the same amount to correct the balances as of December 31, 2015. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the year ended December 31, 2015, using both the roll-over method and iron-curtain method as defined in SAB 108. The Company concluded the effect was not material to its financial statements for any

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

prior period and, as such, those financial statements are not materially misstated. The Company also concluded that recording the correction in 2015 did not have a material effect on its financial statements for the year ended December 31, 2015.
Distribution Reinvestment Plan

The Company adopted a distribution reinvestment plan ("DRP"), that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. As of December 31, 2015, and 2014, 482,971 and 5,333 shares, respectively, had been issued under the DRP in the Offering.

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

Number Years Held	Redemption Price
Less than 1	No Redemption Allowed
1 or more but less than 2	90.0% of the price paid to acquire the shares from us
2 or more but less than 3	95.0% of the price paid to acquire the shares from us
3 or more but less than 4	97.5% of the price paid to acquire the shares from us
4 or more	100.0% of the price paid to acquire the shares from us

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

As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan. As of December 31, 2015, $4.6 million of common stock were available for redemption and $0.02 million of common stock were tendered for redemption and redeemed subsequent to December 31, 2015 .

6.    Noncontrolling Interests

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 limited partnership units to the Advisor for $10 per unit on February 11, 2014 in exchange for the initial capitalization of the Operating Partnership. As of December 31, 2015, noncontrolling interest was approximately 0.1% of total shares outstanding, and approximately 0.1% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).

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

The following summarizes the activity for noncontrolling interests for the year ended December 31, 2015, and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014:

		For the period from
		February 11, 2014
		(Date of Initial Capitalization)
	For the year ended	through
	December 31, 2015	December 31, 2014
Beginning balance	$139,041	$200,000
Distributions to noncontrolling interests	(11,000)	(2,983)
Net loss	(30,852)	(57,976)
Ending balance	$97,189	$139,041

7.    Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	As of December 31, 2014	Year Ended December 31, 2015
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$11,438,072	(3)	$11,429,397	$8,675
Operating expenses	—	1,911,387		1,802,849	108,538
Asset management fees	—	2,623,770		2,223,650	400,120
Property management fees	—	333,016		238,488	94,528
Organization and offering expenses					—
Organizational expenses	78,641	393,816		470,074	2,383
Offering expenses	306,514	2,755,834		2,603,132	459,216
Other costs advanced by the Advisor	448,213	2,598,100		3,023,284	23,029
Preferred offering costs	—	375,000		375,000	—
Sales commissions
Class A shares	22,966	15,217,341		15,240,307	—
Class T shares	—	1,085,862		1,045,441	40,421
Dealer Manager fees
Class A shares	9,842	6,920,777		6,930,619	—
Class T shares	—	382,314		367,438	14,876
Stockholder servicing fee	—	24,968		—	24,968
Contingent Advisor Payment Holdback:(1)
Organization and offering expenses (1)	—	382,314		—	382,314
Dealer Manager fees (2)	—	764,628		—	764,628

Total	$866,176	$47,207,199		$45,749,679	$2,323,696

(1) Pursuant to the Advisory Agreement, as amended, commencing November 2, 2015, the Company remains obligated to reimburse the Advisor for organizational and offering costs incurred after such date, but only to the extent that such costs exceed 1.0% of the gross offering proceeds of the Company’s Offering. In addition, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) for each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that the first $5.0 million of amounts advanced by the Advisor for dealer manager fees and organizational and offering expenses (the "Contingent Advisor Payment Holdback") will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings.
(2) Commencing November 2, 2015, the Dealer Manager Agreement provides that the Dealer Manager is entitled to receive a sales commission up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee, 1.0% will be funded by the Company and 2.0% will be funded by the Advisor.
(3) Aetna was acquired in a sale-leaseback transaction and accounted for as an asset acquisition. Total acquisition costs in the amount of $0.6 million have been allocated to the property.

Advisory Agreement
The Company entered into the advisory agreement with the Advisor and the Operating Partnership on July 31, 2014, which was subsequently amended (together with such amendments, the “Advisory Agreement”). The Advisor manages the Company’s day-to-day activities pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain services and payments, including payments made by the Advisor to third parties, including in connection with potential acquisitions.
The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions, dealer manager fees, and stockholder servicing fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions, dealer manager fees, and stockholder servicing fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of December 31, 2015, organizational and offering costs did not exceed these limitations. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs.)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Advisory Agreement provides that the Company shall reimburse the Advisor for organizational and offering costs, subject to the limitations described above. In conjunction with subsequent amendments to the Advisory Agreement, commencing November 2, 2015, the Company remains obligated to reimburse the Advisor for organizational and offering costs incurred after such date, but only to the extent that such costs exceed 1.0% of the gross offering proceeds of the Company’s Offering. In addition, commencing November 2, 2015, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) of each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that the first $5.0 million of amounts paid by the Advisor for dealer manager fees (as discussed below) and organizational and offering expenses (the "Contingent Advisor Payment Holdback") will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings. The amount of the Contingent Advisor Payment paid upon the closing of an acquisition will be reviewed on an acquisition by acquisition basis and such payment shall not exceed the then outstanding amounts paid by the Advisor for dealer manager fees and organizational and offering expenses at the time of such closing after taking into account the amount of the Contingent Advisor Payment Holdback described above. For these purposes, the amounts paid by the Advisor and considered as "outstanding" will be reduced by the amount of the Contingent Advisor Payment previously paid. The Advisor may waive or defer all or a portion of the acquisition fee or the Contingent Advisor Payment at any time and from time to time, in the Advisor's sole discretion.
Dealer Manager Agreement
The Company entered into a dealer manager agreement with the Dealer Manager on June 20, 2014, which was subsequently amended, and has entered and intends to continue to enter into participating dealer agreements with various broker-dealers authorizing them to sell shares of the Company’s stock in the Primary Offering (together with the dealer manager agreement and all amendments, the “Dealer Manager Agreement”).
Through October 30, 2015, the Dealer Manager Agreement provided that the Dealer Manager was entitled to receive a sales commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. Commencing November 2, 2015, the Dealer Manager Agreement provides that the Dealer Manager is entitled to receive a sales commission equal to up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee, 1.0% will be funded by the Company and 2.0% will be funded by the Advisor. In addition, the Dealer Manager is entitled to receive an ongoing stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Offering (excluding the DRP offering) terminates; (iii) the date that such Class T share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction. Because of the contingent nature of the stockholder servicing fee based on the circumstances noted above, the stockholder servicing fee will be recorded as an expense to the Company when incurred. For the year ended December 31, 2015, the Company incurred $0.02 million of stockholder servicing fee expense resulting in a total commitment for the contingent stockholder servicing fee over the next four years of approximately $1.5 million assuming such fees are paid in full.
Upon the sale of shares by participating broker-dealers, the Dealer Manager will re-allow all of the selling commissions paid in connection with sales made by these participating broker-dealers and may, in the Dealer Manager’s discretion, re-allow all of the stockholder servicing fees paid in connection with sales of Class T shares made by these participating broker-dealers. In any instance in which the Dealer Manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the Dealer Manager will return such fee to the Company. The Dealer Manager will also generally re-allow to participating broker-dealers a portion of the 3.0% dealer manager fee earned on the proceeds raised by the participating broker-dealers as marketing fees, reimbursement of the costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars sponsored by participating broker-dealers, or to defray other distribution-related expenses.
Asset Management Fee

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

The Advisor will also receive an annual asset management fee for managing the Company’s assets equal to 1.0% of the aggregate asset value of its assets. The fee will be paid monthly. For the year ended December 31, 2015, total asset management fees were $2.6 million.

Property Management Agreement

In the event that the Company contracts directly with non-affiliated third party property managers with respect to its individual properties, the Company pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining the Company's properties, as well as certain allocations of office, administrative, and supply costs. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company pays the Property Manager aggregate property management fees of up to 3.0%, or greater if the lease so allows, of gross revenues received for management of the Company's properties, plus reimbursable costs as applicable. These property management fees may be paid or re-allowed to third party property managers if the Property Manager contracts with a third party . In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.
In addition, the Company may pay the Property Manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. The Company may also pay the Property Manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which the Company is responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. The Property Manager shall also be entitled to a construction management fee of 5.0% of the cost of improvements. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services.
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
December 31, 2015

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

Employee and Director Long-Term Incentive Plan

The Company’s board of directors and sole stockholder adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of December 31, 2015, 2,855,617 shares were reserved for issuance under the Plan, however, no awards had been granted under the Plan.

Conflicts of Interest

The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers, sponsors and co-sponsors to some or all of 11 other real estate programs affiliated with the Sponsor, including Capital Essential Asset REIT, Inc. ("GCEAR") and Griffin-American Healthcare REIT III, Inc. ("GAHR III") each of which are publicly-registered, non-traded real estate investment trusts, and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), a non-traded real estate investment trust in registration as of December 31, 2015. The Company's Sponsor is also the sponsor of Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
December 31, 2015

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

9.    Declaration of Distributions
During the quarter ended December 31, 2015, the Company paid cash distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2015 through December 31, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 16, 2015, the Company’s board of directors declared cash distributions in the amount of $0.00150273224 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2016 through March 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

During the quarter ended December 31, 2015, the Company paid stock distributions in the amount of 0.000013699 shares of stock per day on the outstanding shares of common stock payable to stockholders of record at the close of business each day of the period commencing on October 1, 2015 through December 31, 2015. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

On December 16, 2015, the Company's board of directors declared a stock distribution in the amount of 0.000013661 shares of stock per day on the outstanding shares of common stock payable to stockholders of record at the close of business each day of the period commencing on January 1, 2016 through March 31, 2016.

10.    Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the year ended December 31, 2015:

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,179	$3,570,455	$9,682,928	$11,865,461
Net loss	$(1,026,391)	$(9,797,905)	$(2,638,219)	$(3,043,138)
Net loss attributable to common stockholders	$(1,019,804)	$(9,801,118)	$(3,259,242)	$(3,167,440)
Net loss per share	$(0.33)	$(0.90)	$(0.19)	$(0.13)
	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$—	$—	$—	$—
Net loss	$—	$—	$(175,918)	$(318,674)
Net loss attributable to common stockholders	$—	$—	$(89,366)	$(306,640)
Net loss per share	$—	$—	$(4.32)	$(0.60)

11.    Subsequent Events

Status of the Offering

As of March 4, 2016, the Company has received and accepted subscriptions in the Offering for 24,199,759 and 10,030,391 Class A and Class T shares of common stock, or $240,781,691 and $100,163,658, respectively, excluding Class A and Class T shares of common stock issued pursuant to the DRP. To date, a total of $5,775,711 and $380,211 in distributions of Class A and Class T common stock were reinvested pursuant to the DRP, respectively, and 607,970 and 40,022 Class A and Class T shares of common stock were issued pursuant to the DRP, respectively.

Declaration of Distributions

On March 2, 2016, the Company’s board of directors declared cash distributions in the amount of $0.00150273224 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

On March 2, 2016, the Company’s board of directors declared stock distributions in the amount of 0.000013661 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

Acquisition of Toshiba TEC Property

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

On January 21, 2016, the Company acquired the Toshiba TEC property consisting of a four-story, Class 'A' office property of approximately 200,850 square feet located in Durham, North Carolina. The Toshiba TEC property is leased in its entirety to Toshiba TEC Corporation, which in turn subleased its interest to Toshiba Global Commerce Solutions, Inc. The purchase price of $35.8 million plus closing costs and certain acquisition expenses to third parties (reduced by certain adjustments, credits, and previous deposits) were funded with proceeds from the Company's public offering and a draw of $17.9 million pursuant to the Company's Revolving Credit Facility, as discussed in Note 4, Debt.

Amendment No. 4 to Advisory Agreement
On February 9, 2016, the Company entered into Amendment No. 4 to Advisory Agreement (the "Amendment") between the Company, the Advisor, and the Operating Partnership, to clarify the definition of the Contingent Advisor Payment Holdback, which consists of the first $5.0 million of amounts paid by the Advisor for dealer manager fees and organizational and offering expenses.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

				Initial Cost to Company		Gross Carrying Amount at December 31, 2015						Life on which depreciation in latest income statement is computed
	Property Type	ST	Encumbrances	Land	Building and Improvements	Land	Building and Improvements	Total (1)	Accumulated Depreciation	Date of Construction	Date of Acquisition
Owens Corning	Industrial	NC	$3,300,000	$575,000	$5,166,626	$575,000	$5,166,626	$5,741,626	$140,519	N/A	3/9/2015	5-40 years
Westgate II	Office	TX	34,200,000	3,732,053	55,101,476	3,732,053	55,101,476	58,833,529	1,773,562	N/A	4/1/2015	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	6,070,000	1,207,000	8,936,000	1,207,000	8,936,000	10,143,000	256,311	N/A	4/22/2015	5-40 years
American Express Center	Data Center/Office	AZ	54,900,000	5,750,000	113,670,000	5,750,000	113,670,000	119,420,000	4,308,338	N/A	5/11/2015	5-40 years
MGM Corporate Center	Office	NV	18,180,000	4,260,342	28,704,658	4,260,342	28,704,658	32,965,000	780,283	N/A	5/27/2015	5-40 years
American Showa	Industrial	OH	10,320,000	1,452,649	15,747,351	1,452,649	15,747,351	17,200,000	338,772	N/A	5/28/2015	5-40 years
Huntington Ingalls	Industrial	VA	(2)	5,415,000	29,836,000	5,415,000	29,836,000	35,251,000	570,441	N/A	6/26/2015	5-40 years
Wyndham	Office	NJ	(2)	5,695,816	76,531,589	5,695,816	76,531,589	82,227,405	1,355,981	N/A	6/26/2015	5-40 years
Exel	Distribution Center	OH	(2)	1,988,200	13,958,000	1,988,200	13,958,000	15,946,200	294,978	N/A	6/30/2015	5-40 years
Morpho Detection	Office	MA	(2)	2,350,000	9,482,000	2,350,000	9,482,000	11,832,000	227,704	N/A	7/1/2015	5-40 years
FedEx Freight	Industrial	OH	(2)	2,774,000	25,913,000	2,774,000	25,913,000	28,687,000	425,075	N/A	7/22/2015	5-40 years
Aetna	Office	AZ	(2)	1,852,514	20,480,575	1,852,514	20,480,575	22,333,089	218,684	N/A	7/29/2015	5-40 years
Bank of America I	Office	CA	(2)	5,491,000	23,514,000	5,491,000	23,514,000	29,005,000	597,578	N/A	8/14/2015	5-40 years
Bank of America II	Office	CA	(2)	9,206,000	20,204,000	9,206,000	20,204,000	29,410,000	590,529	N/A	8/14/2015	5-40 years
Atlas Copco	Office	MI	(2)	1,480,000	16,490,000	1,480,000	16,490,000	17,970,000	181,880	N/A	10/1/2015	5-40 years
Total			$126,970,000	$53,229,574	$463,735,275	$53,229,574	$463,735,275	$516,964,849	$12,060,635

S-1

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

(1) As of December 31, 2015, cost capitalized subsequent to acquisition was zero.
(2) The acquisitions were funded by the credit facility.

Activity for the year ended December 31, 2015
Real estate facilities
Balance at beginning of year	$—
Acquisitions	516,964,849
Improvements	—
Construction-in-progress	—
Balance at end of year	$516,964,849
Accumulated depreciation
Balance at beginning of year	$—
Depreciation expense	12,060,635
Balance at end of year	$12,060,635
Real estate facilities, net	$504,904,214

S-2