Form 10-Q
period 2016-03-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2016-05-13
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-55605

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2016, there were 44,569,024 shares of Class A, Class T and Class I common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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

See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$42,019,537	$17,609,981
Real estate:
Land	57,359,574	53,229,574
Building	381,723,087	353,083,087
Tenant origination and absorption cost	118,832,936	110,652,188
Total real estate	557,915,597	516,964,849
Less: accumulated depreciation and amortization	(17,686,632)	(12,060,635)
Total real estate, net	540,228,965	504,904,214
Real estate acquisition deposits	7,500,000	8,950,000
Other assets, net	7,635,584	5,255,778
Total assets	$597,384,086	$536,719,973
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$98,969,606	$135,940,517
AIG Loan	126,038,483	126,013,457
Total debt	225,008,089	261,953,974
Accounts payable and other liabilities	5,893,301	7,116,194
Distributions payable	748,495	556,246
Due to affiliates	5,216,060	2,323,696
Below market leases, net	39,606,445	35,262,532
Total liabilities	276,472,390	307,212,642
Commitments and contingencies (Note 10)
Common stock subject to redemption	6,901,846	4,566,044
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of March 31, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 24,951,016 and 24,724,366 Class A shares outstanding, as of March 31, 2016 and December 31, 2015, respectively, and 14,017,033 and 3,831,804 Class T shares outstanding as of March 31, 2016 and December 31, 2015, respectively	38,969	28,556
Additional paid-in capital	345,859,216	250,757,479
Cumulative distributions	(13,141,259)	(8,257,717)
Accumulated deficit	(18,824,072)	(17,684,220)
Accumulated other comprehensive loss	(16,758)	—
Total stockholders' equity	313,916,096	224,844,098
Noncontrolling interests	93,754	97,189
Total equity	314,009,850	224,941,287
Total liabilities and equity	$597,384,086	$536,719,973

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Revenue:
Rental income	$10,274,416	$30,179
Property expense recovery	2,228,009	—
Total revenue	12,502,425	30,179
Expenses:
Asset management fees to affiliates	1,269,865	—
Property management fees to affiliates	194,716	—
Property operating	761,941	8,407
Property tax	1,296,741	—
Acquisition fees and expenses to non-affiliates	93,569	82,265
Acquisition fees and expenses to affiliates	870,409	141,751
General and administrative	1,038,305	562,051
Depreciation and amortization	5,625,997	10,854
Total expenses	11,151,543	805,328
Income (loss) from operations	1,350,882	(775,149)
Other income (expense):
Interest income	1,187	—
Interest expense	(2,492,611)	(251,242)
Net loss	(1,140,542)	(1,026,391)
Less: Net loss attributable to noncontrolling interests	690	6,587
Net loss attributable to common stockholders	$(1,139,852)	$(1,019,804)
Net loss attributable to common stockholders, basic and diluted	$(0.03)	$(0.33)
Weighted average number of common shares outstanding, basic and diluted	33,021,227	3,096,378
Distributions declared per common share	$0.14	$0.13

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,140,542)	$(1,026,391)
Other comprehensive loss:
Change in fair value of swap agreement	(16,768)	—
Total comprehensive loss	(1,157,310)	(1,026,391)
Less: comprehensive loss attributable to noncontrolling interests	700	6,587
Comprehensive loss attributable to common stockholders	$(1,156,610)	$(1,019,804)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	—	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	26,897,208	167,766	268,804,318	—	—	—	268,972,084	—	268,972,084
Adjustment to par value - common stock	—	(152,530)	152,530	—	—	—	—	—	—
Discount on issuance of common stock	—	—	(997,020)	—	—	—	(997,020)	—	(997,020)
Offering costs including dealer manager fees to affiliates	—	—	(27,514,088)	—	—	—	(27,514,088)	—	(27,514,088)
Distributions to common stockholders	—	—	—	(3,172,832)	—	—	(3,172,832)	—	(3,172,832)
Issuance of shares for distribution reinvestment plan	477,638	1,509	4,536,053	(4,537,562)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(4,537,562)	—	—	—	(4,537,562)	—	(4,537,562)
Issuance of stock dividends	47,551	476	475,038	(475,514)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,000)	(11,000)
Preferred units offering cost	—	—	(375,000)	—	—	—	(375,000)	—	(375,000)
Write-off of offering cost on redemption of preferred units	—	—	375,000	—	—	—	375,000	—	375,000
Net loss	—	—	—	—	(17,247,604)	—	(17,247,604)	(30,852)	(17,278,456)
BALANCE December 31, 2015	28,556,170	$28,556	$250,757,479	$(8,257,717)	$(17,684,220)	$—	$224,844,098	$97,189	$224,941,287
Gross proceeds from issuance of common stock	10,109,520	10,110	101,085,111	—	—	—	101,095,221	—	101,095,221
Discount on issuance of common stock	—	—	(117,175)	—	—	—	(117,175)	—	(117,175)
Offering costs including dealer manager fees to affiliates	—	—	(6,272,866)	—	—	—	(6,272,866)	—	(6,272,866)
Distributions to common stockholders	—	—	—	(1,969,712)	—	—	(1,969,712)	—	(1,969,712)
Issuance of shares for distribution reinvestment plan	263,880	264	2,506,596	(2,506,860)	—	—	—	—	—
Repurchase of common stock	(2,218)	(2)	(22,181)	—	—	—	(22,183)	—	(22,183)
Additions to common stock subject to redemption	—	—	(2,484,677)	—	—	—	(2,484,677)	—	(2,484,677)
Issuance of stock dividends	40,697	41	406,929	(406,970)	—	—	—	—	—

Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,735)	(2,735)
Net loss	—	—	—	—	(1,139,852)	—	(1,139,852)	(690)	(1,140,542)
Other comprehensive loss	—	—	—	—		(16,758)	(16,758)	(10)	(16,768)
BALANCE March 31, 2016	38,968,049	$38,969	$345,859,216	$(13,141,259)	$(18,824,072)	$(16,758)	$313,916,096	$93,754	$314,009,850

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(1,140,542)	$(1,026,391)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation of building	2,338,440	7,256
Amortization of tenant origination and absorption cost	3,287,557	3,598
Amortization of below market lease	(806,087)	(1,550)
Amortization of deferred financing costs	189,640	94,992
Deferred rent	(751,943)	(2,106)
Unrealized gain on interest rate swaps	(96,216)	—
Change in operating assets and liabilities:
Other assets, net	971,678	(1,539,230)
Accounts payable and other liabilities	(1,972,516)	454,776
Due to affiliates, net	436,746	1,458,855
Net cash provided by (used in) operating activities	2,456,757	(549,800)
Investing Activities:
Acquisition of property, net	(35,200,000)	(5,500,000)
Real estate acquisition deposits	1,450,000	(1,200,000)
Net cash used in investing activities	(33,750,000)	(6,700,000)
Financing Activities:
Principal payoff of indebtedness - Credit Facility	(55,000,000)	—
Proceeds from borrowings - Credit Facility	17,900,000	—
Deferred financing costs	(35,526)	(4,097)
Issuance of common stock, net of discounts and offering costs	94,640,707	50,207,380
Repurchase of common stock	(22,183)	—
Distributions paid to common stockholders	(1,777,461)	(87,877)
Distributions paid to noncontrolling interests	(2,738)	(2,712)
Net cash provided by financing activities	55,702,799	50,112,694
Net increase in cash and cash equivalents	24,409,556	42,862,894
Cash and cash equivalents at the beginning of the period	17,609,981	6,171,317
Cash and cash equivalents at the end of the period	$42,019,537	$49,034,211
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$2,537,428	$—
Supplemental Disclosures of Non-Cash Transactions:
Increase in distributions payable - common stock	$192,251	$79,652
Common stock issued pursuant to the distribution reinvestment plan	$2,506,860	$240,589

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

1. Organization
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust (“REIT”) as of December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expects to use a substantial amount of the net proceeds from its initial public offering to invest in these properties. The Company’s year end is December 31.
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
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital Asset Management Company ("GAMCO") is the sole member of the Advisor and Griffin Capital, LLC ("GC") is the sole member of GAMCO. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014, as amended. The officers of the Advisor are also officers of the Sponsor.
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. The Company registered $2.2 billion in shares of Class A common stock and Class T common stock in the initial public offering (“Offering”), consisting of $2.0 billion in shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in shares for sale pursuant to the distribution reinvestment plan (“DRP”). On September 23, 2014, the Company reached the minimum offering amount of $2.0 million in sales of shares as a result of a $2.0 million investment by a private investment program wholly-owned by affiliates of the Sponsor, and the Company commenced operations. On December 5, 2014, the Company ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, the Company ceased offering Class A common stock in the Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, the Company was offering up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering. The Company was offering such Class T shares at a price of $10.00 per share in the Primary Offering and a price of $9.50 per share pursuant to the DRP. (See Note 12, Subsequent Events, for a discussion on reallocation of shares in the offering.)
As of March 31, 2016, the Company issued 24,199,985 and 13,935,183 shares of Class A and Class T common stock, respectively, for gross proceeds of approximately $240.8 million and $139.2 million, respectively, excluding shares of common stock issued pursuant to the DRP and stock distributions. As of March 31, 2016, 676,105 and 77,144 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of March 31, 2016, 70,746 and 11,104 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $200,000 and on February 11, 2014, the Company contributed the initial $1,000 capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest. The special limited partnership interest in the Operating Partnership entitles the Advisor to certain subordinated distributions as defined in the operating partnership agreement and discussed below in Note 9, Related Party Transactions.
The Operating Partnership will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2016.
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of March 31, 2016 and December 31, 2015.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Real Estate Assets
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. Acquisition-related costs for the three months ended March 31, 2016 and 2015 totaled approximately $1.0 million and $0.2 million, respectively.
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
March 31, 2016
(unaudited)

Buildings	40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant Origination and Absorption Cost	Remaining contractual lease term
In-place Lease Valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
Depreciation expense for buildings and improvements for the three months ended March 31, 2016 totaled approximately $2.3 million. Amortization expense for tenant origination and absorption costs for the three months ended March 31, 2016 totaled approximately $3.3 million. For the three months ended March 31, 2015, depreciation and amortization expense totaled approximately $0.01 million. (See Note 3, Real Estate, for amortization related to in-place lease valuations.)
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of March 31, 2016, the Company did not record any impairment charges related to its real estate or intangible assets.
Real Estate Acquisition Deposits
Real estate acquisition deposits include funds held in escrow that will be applied towards the purchase of real estate. On November 4, 2015, the Company, through three wholly-owned subsidiaries of the Company's operating partnership (the "SPEs"), entered into a series of assignment and assumption agreements with the Company's sponsor related to the potential acquisitions of the following three properties: (1) a to-be-built, single-story, Class "A" industrial facility located in North Charleston, South Carolina and leased in its entirety to WABCO North America, LLC (the "WABCO property") for a purchase price of approximately $13.8 million, plus closing costs and acquisition fees; (2) a to-be-built, single-story, Class "A" distribution warehouse located in DeKalb, Illinois and leased in its entirety to 3M Company (the "3M property") for a purchase price of approximately $69.4 million, plus closing costs and acquisition fees; and (3) a to-be-built, single-story, Class "A" fulfillment center located in Etna, Ohio and which will be leased in its entirety to Amazon.com.dedc, LLC (the "Amazon property") for a purchase price of approximately $88.9 million, plus closing costs and acquisition fees. As required by the purchase agreements of WABCO North America, LLC, 3M Company and Amazon.com.dedc, LLC, the Company placed into escrow $0.5 million, $2.5 million, and $4.5 million, respectively, in earnest money deposits to be applied towards the purchase of all three properties. In certain circumstances, if the Company fails to complete any of the acquisitions of the properties, some or all of the $7.5 million earnest money deposits may be forfeited. The properties are expected to close during the third or fourth quarter of 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Deferred Financing Costs
Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are capitalized and netted against outstanding debt and amortized to, and included as a component of, interest expense over the terms of the respective financing agreements. (See Note 2, Recently Issued Accounting Pronouncements, for changes to deferred financing cost presentation). Amortization expense for the three months ended March 31, 2016 and 2015 was approximately $0.2 million and $0.1 million, respectively. As of March 31, 2016 and December 31, 2015, the Company’s deferred financing costs, net of accumulated amortization, were $3.4 million and $3.6 million, respectively. (See Note 4, Debt.)
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
As of March 31, 2016 and December 31, 2015, cumulative deferred rent was approximately $2.3 million and $1.5 million, respectively, and is included in Other assets, net on the consolidated balance sheets.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2015, the Company estimated that approximately $0.3 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability. There were no revisions to the accrual during the three months ended March 31, 2016.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's public offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding sales commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including sales commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of March 31, 2016 and December 31, 2015 organizational and offering costs were 0.9% and 1.4% of gross offering proceeds, respectively, excluding sales commissions, dealer manager fees and stockholder servicing fees, and 9.3% and 10.5% of gross offering proceeds, respectively, including sales commissions, dealer manager fees and stockholder servicing fees. As of March 31, 2016, and December 31, 2015, organizational and offering costs did not exceed the limitations. (See Note 9, Related Party Transactions).

Organizational and offering costs incurred as of March 31, 2016 and December 31, 2015 , including those incurred by the Company and due to the Advisor, for the Offering are as follows:

	March 31, 2016	December 31, 2015
Cumulative offering costs	$34,941,848	$28,668,982
Cumulative organizational costs	$528,094	$517,841
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$3,436,943	$3,534,806
Less payments	(3,073,206)	(3,073,206)
Net of payments of organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$363,737	$461,600
Contingent Advisor Payment Holdback(1):
Organizational and offering costs advanced by the Advisor	818,298	382,314
Dealer Manager fees advanced by the Advisor	2,786,183	764,628
Net organizational and offering costs and Dealer Manager fees advanced by the Advisor	$3,968,218	$1,608,542
(1) See Note 9, Related Party Transactions, for discussion on Contingent Advisor Payment Holdback.
Stockholder Servicing Fee
The Company will pay the dealer manager a stockholder servicing fee with respect to the Class T shares sold as additional compensation to the dealer manager and participating broker-dealers for providing ongoing stockholder services. The stockholder servicing fee will accrue daily equal to 1/365th of 1% of the purchase price per share of the Class T shares sold up to a maximum of 4% in the aggregate and will be paid quarterly. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in this offering upon the occurrence of certain defined events. The dealer manager will generally re-allow 100% of the stockholder servicing fee to participating broker-dealers; provided, however, that with respect to any individual investment, the dealer manager will not re-allow the related stockholder servicing fee to any participating broker-dealer if such participating broker-dealer ceases to hold the account related to such investment. In addition, the dealer manager will not re-allow the stockholder servicing fee to any participating broker-dealer if such participating broker-dealer does not have a current executed selling agreement with the dealer manager. In any instance in which the dealer manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the dealer manager will return such fee to the Company. As the payment of stockholder servicing fee is contingent upon the continued servicing of the stockholder's account by the participating broker-dealer, the fee is expensed as incurred.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
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
The Company reports noncontrolling interests in subsidiaries within equity in the consolidated balance sheets, but separate from the parent shareholders’ equity. Also, any issuances or redemptions of noncontrolling interests that do not result in a change of control will be accounted for as equity transactions. Further, the Company will recognize a gain or loss in net income (loss) when a subsidiary is deconsolidated upon a change in control. Net income (loss) attributable to noncontrolling interests will be shown as an adjustment to net income (loss) attributable to common stockholders. Any future purchase or sale of interest in an entity that results in a change of control may have a material impact on the Company’s financial statements as the Company’s interest in the entity will be recognized at fair value with gains and losses included in net income (loss).
Derivative Instruments and Hedging Activities
FASB ASC Topic 815: Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. (See Note 5, Interest Rate Contracts.)
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
(See Note 6, Fair Value Measurements.)
Income Taxes

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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
The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of March 31, 2016, the TRS has not engaged in any transactions.

Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2016 and December 31, 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. Early adoption of the guidance is permitted. The Company adopted ASU 2015-03, beginning with the quarter ended March 31, 2016. As a result of the adoption of ASU 2015-03, the Company reclassified approximately $3.6 million of net debt issuance costs from an asset (previously recorded in the line item “Deferred financing costs, net” in the consolidated balance sheet) to a reduction in the carrying amount of the Company's debt as of December 31, 2015. ASU 2015-03 also expands disclosure requirements to include the face amount of the debt liability and the effective interest rate in the notes to the consolidated financial statements. See Note 4, Debt.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation: Amendments to the Consolidation Analysis ("ASU No. 2015-02"), which amended the existing accounting standards for consolidation under both the variable interest model and the voting model. Under ASU No. 2015-02, companies will need to re-evaluate whether an entity meets the criteria to be considered a VIE, whether companies still meet the definition of primary beneficiaries, and whether an entity needs to be consolidated under the voting model. ASU No. 2015-02 may be applied using a modified retrospective approach or retrospectively, and is effective for reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company adopted ASU No. 2015-02, beginning with the quarter ended March 31, 2016. There was no change to the Company's consolidated financial statements as a result of adoption.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. The Company does not expect the adoption of ASU No. 2014-15 to have a significant impact on the consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

3.Real Estate
As of March 31, 2016, the Company's real estate portfolio consisted of 16 properties (20 buildings) in 11 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $515.0 million, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 3.4 million square feet.

The purchase price and other acquisition items for the property acquired during the three months ended March 31, 2016 is shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Reimbursable Expenses Paid to the Advisor (1)	Revolving Credit Facility (2)	Year of Expiration
Toshiba TEC	Durham, NC	Toshiba TEC Corporation	1/21/2016	$35,800,748	200,800	$870,409	$17,900,000	2028

(1)
The Advisor is entitled to receive a fee in an amount up to 3.85% of the contract purchase price of each property the Company acquires. The fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment. (See Note 9, Related Party Transactions, for additional discussion.)

(2)
Represents a draw from the Revolving Credit Facility which is discussed in Note 4, Debt, in conjunction with the acquisition. The remaining purchase price was funded with net proceeds raised in the Offering.

The following summarizes the purchase price allocation for the property acquired for the three months ended March 31, 2016:

Property	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above/(Below) Market	Total
Toshiba TEC (1)	$4,130,000	$28,640,000	$8,180,748	$(5,150,000)	$35,800,748

(1)	As of March 31, 2016, the purchase price allocation for the acquisition has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s property acquired during the three months ended March 31, 2016, had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Three Months Ended March 31,
	2016	2015
Revenue	$12,674,668	$830,852
Net loss	$(443,123)	$(1,020,918)
Net loss attributable to noncontrolling interests	$(268)	$(6,552)
Net loss attributable to common stockholders (1)	$(442,854)	$(1,014,366)
Net loss to common stockholders per share, basic and diluted	$(0.01)	$(0.33)

(1)	Amount is net of net loss attributable to noncontrolling interests.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2016 to 2029, are shown in the table below:

As of March 31, 2016
Remaining 2016	$26,706,752
2017	36,156,447
2018	36,739,266
2019	37,537,759
2020	38,289,093
Thereafter	169,193,096
Total	$344,622,413
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

	March 31, 2016	December 31, 2015
In-place lease valuation (below market)	$(42,270,561)	$(37,120,561)
In-place lease valuation (below market) - accumulated amortization	2,664,116	1,858,029
In-place lease valuation (below market), net	$(39,606,445)	$(35,262,532)
Tenant origination and absorption cost	$118,832,936	$110,652,188
Tenant origination and absorption cost - accumulated amortization	(10,432,651)	(7,145,094)
Tenant origination and absorption cost, net	$108,400,285	$103,507,094
The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 8.9 years as of March 31, 2016 and December 31, 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the three months ended March 31,
	2016	2015
In-place lease valuation	$(806,087)	$(1,550)
Tenant origination and absorption cost	$3,287,557	$3,598
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of March 31, 2016 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2016	$(2,466,000)	$10,000,000
2017	$(3,288,000)	$13,333,000
2018	$(3,288,000)	$13,333,000
2019	$(3,288,000)	$13,333,000
2020	$(3,288,000)	$13,333,000
4. Debt
As of March 31, 2016 and December 31, 2015, the Company's debt and related deferred financing costs consisted of the following:

	March 31, 2016			December 31, 2015
	Principal Amount	Deferred Financing Costs	Net Balance	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$101,457,720	$2,488,114	$98,969,606	$138,557,720	$2,617,203	$135,940,517	2.69%	Interest Only	December 2019 (2)	3.38%
AIG Loan	126,970,000	931,517	126,038,483	126,970,000	956,543	126,013,457	4.15%	Interest Only (3)	November 2025	4.23%
	$228,427,720	$3,419,631	$225,008,089	$265,527,720	$3,573,746	$261,953,974

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

(1)
The weighted-average interest rate as of March 31, 2016 was approximately 2.73% for the Company's variable-rate debt. The 2.69% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.73% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility is a one-month LIBO Rate + 2.25%. As of March 31, 2016, the LIBO Rate was 0.44% (effective March 31, 2016). The weighted average interest rate as of March 31, 2016 was approximately 3.52% for the Company's fixed-rate and variable-rate debt combined and 4.15% for the Company's fixed-rate debt only.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at March 31, 2016 and includes the effect of amortization of deferred financing costs.

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

Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of March 31, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

5. Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The derivative financial instruments are used to manage differences in the amount, timing, and duration of known or expected cash payments principally related to borrowings.
Derivative Instruments
The objectives in using interest rate derivatives are to add stability to interest expense and to manage exposure to interest rate movements. To accomplish this objective, the Company uses interest rate swaps as part of interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
On February 25, 2016, the Company entered into an interest rate swap agreement to hedge the variable cash flows associated with certain existing LIBO Rate-based variable-rate debt, including the Company's Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt. During the next twelve months, the Company estimates that an additional $0.2 million will be released from accumulated other comprehensive income (loss) into earnings.
The ineffective portion of the change in fair value of the derivatives is immediately recognized in earnings. During the three months March 31, 2016, the Company recognized a gain, in earnings, of approximately $0.1 million related to the ineffective portion of the interest rate swap.
The following table sets forth a summary of the interest rate swap at March 31, 2016 and December 31, 2015:

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2016	December 31, 2015
Asset:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$79,448	$—

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2016, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other assets, net" on the consolidated balance sheets.

Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

As of March 31, 2016, the fair value of interest rate swap was in a net gain position, which excludes any adjustment for nonperformance risk related to these agreements was approximately $0.1 million. As of March 31, 2016, the Company had not posted any collateral related to these agreements.

6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2016.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
March 31, 2016	$79,448	$—	$79,448	$—

Financial instruments as of March 31, 2016 consisted of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, fixed rate debt and other borrowings. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2016. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2016 and year ended December 31, 2015.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

7. Equity
Reallocation of Shares in Public Offering
The Company initially registered $2.2 billion in shares for sale, consisting of Class A common stock and Class T common stock. On December 5, 2014, the Company ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, the Company ceased offering Class A common stock, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, the Company was offering up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering. The Company determined to cease offering Class A shares and commence offering Class T shares due to recent regulatory developments and trends related to non-traded alternative investment products. Class A shares and Class T shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at a meeting of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote. Each class of common stock will is entitled to the same distributions as other classes, and the NAV per share is the same across share classes.
As of March 31, 2016, the Company issued 24,199,985 and 13,935,183 shares of Class A and Class T common stock, respectively, for gross proceeds of approximately $240.8 million and $139.2 million, respectively, excluding shares of common stock issued pursuant to the DRP and stock distributions. As of March 31, 2016, 676,105 and 77,144 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of March 31, 2016, 70,746 and 11,104 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively. (See Note 12, Subsequent Events, for discussion of addition of Class I common stock.)
Distribution Reinvestment Plan
The Company adopted a distribution reinvestment plan ("DRP") that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on the effective date of the Company’s Offering, July 31, 2014. No sales commission or dealer manager fee will be paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders. As of March 31, 2016, and December 31, 2015, 746,851 and 482,971 shares, respectively, had been issued under the DRP in the Offering.
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
March 31, 2016
(unaudited)

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
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the distribution reinvestment plan are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the distribution reinvestment plan, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s distribution reinvestment plan. As of March 31, 2016, $6.9 million of common stock were available for redemption and $0.2 million of common stock were reclassified from redeemable common stock to accounts payable and other liabilities in the consolidated balance sheet as of March 31, 2016.

As of December 31, 2015, $0.02 million of common stock were tendered and redeemed during the three months ended March 31, 2016.
8. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of March 31, 2016, noncontrolling interests were approximately 0.1% of both total shares and weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2016 and the year ended December 31, 2015:

	Three Months Ended March 31, 2016	Year Ended December 31, 2015
Beginning balance	$97,189	$139,041
Distributions to noncontrolling interests	(2,735)	(11,000)
Net loss	(690)	(30,852)
Other comprehensive loss	(10)	—
Ending balance	$93,754	$97,189

9. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2016 and December 31, 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

	Year Ended December 31, 2015	Three Months Ended March 31, 2016
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$8,675	$870,409	$879,084	$—
Operating expenses	108,538	364,458	108,538	364,458
Asset management fees	400,120	1,269,865	1,240,281	429,704
Property management fees	94,528	194,716	227,634	61,610
Organization and offering expenses
Organizational expenses	2,383	—	—	2,383
Offering expenses	459,216	25,834	123,696	361,354
Other costs advanced by the Advisor	23,029	12,204	—	35,233
Sales commissions
Class T shares	40,421	2,915,661	2,835,168	120,914
Dealer Manager fees
Class T shares	14,876	1,010,062	984,360	40,578
Stockholder servicing fee	24,968	195,345	24,968	195,345
Contingent Advisor Payment Holdback:(1)
Organization and offering expenses (1)	382,314	435,984	—	818,298
Dealer Manager fees (2)	764,628	2,021,555	—	2,786,183
Total	$2,323,696	$9,316,093	$6,423,729	$5,216,060
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
Advisory Agreement
The Company entered into the advisory agreement with the Advisor and the Operating Partnership on July 31, 2014, as amended by Amendment No. 1 to the Advisory Agreement dated March 18, 2015, Amendment No. 2 to the Advisory Agreement dated November 2, 2015, Amendment No. 3 to the Advisory Agreement dated December 16, 2015 and Amendment No. 4 to the Advisory Agreement dated February 9, 2016 (together with such amendments, the “Advisory Agreement”). The Advisor manages the Company’s day-to-day activities pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain services and payments, including payments made by the Advisor to third parties, including in connection with potential acquisitions.
The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including sales commissions, dealer manager fees, and stockholder servicing fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including sales commissions, dealer manager fees, and stockholder servicing fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company. As of March 31, 2016, organizational and offering costs did not exceed these limitations. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies - Organizational and Offering Costs.)
The Advisory Agreement provides that the Company shall reimburse the Advisor for organizational and offering costs, subject to the limitations described above. In conjunction with subsequent amendments to the Advisory Agreement,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

commencing November 2, 2015, the Company remains obligated to reimburse the Advisor for organizational and offering costs incurred after such date, but only to the extent that such costs exceed 1.0% of the gross offering proceeds of the Company’s Offering.
Acquisition Fees
Commencing November 2, 2015, the Advisor is entitled to receive a fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) of each property the Company acquires. The fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that the first $5.0 million of amounts paid by the Advisor for dealer manager fees (as discussed below) and organizational and offering expenses (the "Contingent Advisor Payment Holdback") will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings. The amount of the Contingent Advisor Payment paid upon the closing of an acquisition will be reviewed on an acquisition by acquisition basis and such payment shall not exceed the then outstanding amounts paid by the Advisor for dealer manager fees and organizational and offering expenses at the time of such closing after taking into account the amount of the Contingent Advisor Payment Holdback described above. For these purposes, the amounts paid by the Advisor and considered as "outstanding" will be reduced by the amount of the Contingent Advisor Payment previously paid. The Advisor may waive or defer all or a portion of the acquisition fee or the Contingent Advisor Payment at any time and from time to time, in the Advisor's sole discretion.
Asset Management Fee
The Advisor receives an annual asset management fee for managing the Company’s assets equal to 1.0% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.
Dealer Manager Agreement
The Company entered into a dealer manager agreement with the Dealer Manager on June 20, 2014, as amended by Amendment No. 1 to the Dealer Manager Agreement dated November 25, 2014 and Amendment No. 2 to the Dealer Manager Agreement dated October 9, 2015, and has entered and intends to continue to enter into participating dealer agreements with various broker-dealers authorizing them to sell shares of the Company’s stock in the Primary Offering (together with the dealer manager agreement and all amendments, the “Dealer Manager Agreement”). (See Note 12, Subsequent Events, for Amendment No. 3 to the Dealer Manager Agreement dated April 25, 2016.)
Through October 30, 2015, the Dealer Manager Agreement provided that the Dealer Manager was entitled to receive a sales commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. Commencing November 2, 2015, the Dealer Manager Agreement provides that the Dealer Manager is entitled to receive a sales commission equal to up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee, 1.0% will be funded by the Company and 2.0% will be funded by the Advisor. In addition, the Dealer Manager is entitled to receive an ongoing stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% in the aggregate. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Offering (excluding the DRP offering) terminates; (iii) the date that such Class T share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction. Because of the contingent nature of the stockholder servicing fee based on the circumstances noted above, the stockholder servicing fee will be recorded as an expense to the Company when incurred. For the three months ended March 31, 2016, the Company incurred $0.2 million of stockholder servicing fee expense resulting in a total commitment for the contingent stockholder servicing fee over the next four years of approximately $5.6 million assuming such fees are paid in full.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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
Employee and Director Long-Term Incentive Plan
The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of March 31, 2016, 3,896,805 shares were reserved for issuance under the Plan, however, no awards had been granted under the Plan.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Griffin-American Healthcare REIT IV, Inc. ("GAHR IV") which became effective on March 24, 2016, all of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

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

10. Commitments and Contingencies
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
11. Declaration of Distributions

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(unaudited)

During the quarter ended March 31, 2016, the Company paid cash distributions in the amount of $0.0015027322 per day per share per Class A share and Class T share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2016 through March 31, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

During the quarter ended March 31, 2016, the Company paid stock distributions in the amount of 0.000013661 Class A shares or Class T shares per day per share payable to stockholders of record at the close of business on each day during the period from January 1, 2016 through March 31, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On March 2, 2016, the Company's board of directors declared cash distributions in the amount of $0.0015027322 per day per share per Class A share and Class T share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

On March 2, 2016, the Company's board of directors declared a stock distribution in the amount of 0.000013661 Class A share or Class T shares of stock per day per share payable to stockholders of record at the close of business each day of the period from April 1, 2016 through June 30, 2016. Such stock distribution to each stockholder of record during a month will be issued on such date of the following month as the Company's Chief Executive Officer may determine.
12. Subsequent Events
Status of the Offering
As of May 9, 2016, the Company has received and accepted subscriptions in the Offering for 24,199,759 and 19,434,818 Class A and Class T shares of common stock, or $240,779,591 and $194,072,767, respectively, excluding Class A and Class T shares of common stock issued pursuant to the DRP. To date, a total of $7,052,444 and $1,074,378 in distributions of Class A and Class T common stock were reinvested pursuant to the DRP, respectively, and 742,363 and 113,092 Class A and Class T shares of common stock were issued pursuant to the DRP, respectively.
Reallocation of shares
On October 30, 2015, the Company ceased offering shares of Class A common stock. Effective November 2, 2015, the Company was offering up to approximately $1.76 billion in shares of Class T common stock, and effective April 25, 2016, the Company reallocated certain of the remaining shares being offered, such that the Company is currently offering up to approximately $1.56 billion in shares of Class T common stock and $0.2 billion in shares of Class I common stock.
Amendment No. 3 to the Dealer Manager Agreement and Participating Dealer Agreement
On April 25, 2016, the Company entered into Amendment No. 3 to the Dealer Manager Agreement and Participating Dealer Agreement ("Amendment No. 3") with the Dealer Manager, related to the Company’s Offering. Amendment No. 3 amends certain portions of the Dealer Manager Agreement and Participating Dealer Agreement to add references to the Company’s shares of Class I common stock.
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement
On April 25, 2016, in connection with the Offering, the Company entered into Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement (the "Second Amendment") of the Company’s Operating Partnership. The Second Amendment provides for, among other things, certain changes in share classification of the Company to add Class T units and Class I units and the conversion of Class A units, Class T units, and Class I units into Class A common stock, Class T common stock, and Class I common stock, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Article Supplementary
On April 25, 2016, the Company filed with the State Department of Assessments and Taxation of Maryland (the "Department") Articles Supplementary to its First Articles of Amendment and Restatement, (i) reclassifying 100,000,000 authorized but unissued shares of the Company’s Class A common stock, and (ii) 50,000,000 authorized but unissued shares of the Company’s Class T common stock, as 150,000 shares of Class I common stock. The Articles Supplementary were effective upon filing with the Department.
Amendment and Restatement of the Distribution Reinvestment Plan
On March 29, 2016, the Company’s board of directors voted to amend and restate the DRP to include references to shares of Class I common stock, in conjunction with the decision to commence offering shares of Class I common stock. The amended and restated DRP will be effective as of May 9, 2016.
Class I Shares Cash and Stock Distribution Declaration
On April 12, 2016, the Company’s board of directors approved a cash distribution on the shares of Class I common stock of $0.0015027322 per day per share commencing on April 25, 2016 and ending June 30, 2016. The Company’s board of directors also approved a stock distribution on shares of Class I common stock of 0.000013661 Class I shares per day commencing on April 25, 2016 and ending on June 30, 2016.

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
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company," "we," "us," "our"), was formed on November 20, 2013 under the Maryland General Corporation Law and intends to qualify as a real estate investment trust ("REIT") for the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a newly formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, our Advisor. Our year end is December 31.
Our Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We registered $2.2 billion in shares of Class A common stock and Class T common stock in our initial public offering (“Offering”), consisting of $2.0 billion in shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in shares for sale pursuant to our distribution reinvestment plan (“DRP”). On December 5, 2014, we ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, we ceased offering Class A common stock in our Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, we were offering up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering. We are offering such Class T shares at a price of $10.00 per share in our Primary Offering and a price of $9.50 per share pursuant to our DRP.
As of March 31, 2016, we issued 24,199,985 and 13,935,183 shares of our Class A and Class T common stock, respectively, for gross proceeds of approximately $240.8 million and $139.2 million, respectively, excluding shares of our common stock issued pursuant to the DRP and stock distributions. As of March 31, 2016, 676,105 and 77,144 shares of Class A common stock had been issued pursuant to the DRP and stock distributions, respectively. As of March 31, 2016, 70,746 and 11,104 shares of Class T common stock had been issued pursuant to the DRP and stock distributions, respectively. (See Note 12, Subsequent Events, for a discussion of the current status of our Offering.)

As of March 31, 2016, we owned 16 properties (20 buildings) encompassing approximately 3.4 million square feet.
The purchase price and other lease information of the property acquired during the three months ended March 31, 2016 is shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2016 Annualized Net Rent (1)
Toshiba TEC	Durham, NC	Toshiba TEC Corporation	1/21/2016	$35,800,748	200,800	100%	Office	2028	$2,193,762

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to March 31, 2016 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2016, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Arizona	$7,396,853	2	21.0%
California	5,205,211	2	14.8%
New Jersey	5,145,988	1	14.6%
Ohio	4,041,237	3	11.6%
Texas	3,902,114	1	11.1%
North Carolina	2,554,495	2	7.3%
Virginia	2,243,215	1	6.4%
Nevada	1,911,399	1	5.4%
All Others (1)	2,742,808	3	7.8%
Total	$35,143,320	16	100.0%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to March 31, 2016, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Finance and Insurance	$12,602,064	3	35.9%
Manufacturing	7,813,735	6	22.2%
Accommodation and Food Services	7,030,523	2	20.0%
Professional, Scientific and Technical Services	5,041,754	2	14.3%
Transportation and Warehousing	1,860,914	1	5.3%
All Other (2)	794,330	2	2.3%
Total	$35,143,320	16	100.0%

(1)Industry classification based on the 2012 North American Industry Classification System.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2016, by tenant, based on the respective in-place leases, is as follows:

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
American Express Travel Related Services Company, Inc.	$5,862,676	16.7%
Bank of America, N.A.	5,205,211	14.8%
Wyndham Worldwide Operations	5,145,988	14.6%
Wood Group Mustang, Inc.	3,902,114	11.1%
Huntington Ingalls Incorporated	2,243,215	6.4%
Toshiba TEC Corporation	2,193,762	6.2%
MGM Resorts International	1,884,535	5.4%
FedEx Freight, Inc.	1,860,914	5.3%
All Other(1)	6,844,905	19.5%
Total	$35,143,320	100%

(1)	All others account for less than 5% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to March 31, 2016 are as follows:

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2016	$26,864	1	2,400	0.1%
2020	5,205,211	1	480,100	14.8%
2022	1,139,641	1	312,000	3.2%
2023	5,862,676	1	513,400	16.7%
2024	8,775,761	5	630,400	25.0%
2025	3,794,982	3	524,900	10.9%
2027	2,998,435	2	579,700	8.5%
2028	2,193,762	1	200,800	6.2%
2029	5,145,988	1	203,500	14.6%
Total	$35,143,320	16	3,447,200	100%

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
We believe the accounting policies listed below are the most critical in the preparation of our consolidated financial statements. These policies are described in greater detail in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements:

•	Real Estate - Valuation and Purchase Price Allocation

•	Impairment of Real Estate and Related Intangible Assets and Liabilities

•	Revenue Recognition
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
On September 23, 2014, we satisfied our minimum offering requirement and commenced operations. As of March 31, 2016, our portfolio consisted of 16 properties (20 buildings) encompassing approximately 3.4 million square feet with an acquisition value of $515.0 million and annualized net rent of approximately $35.1 million (for the 12-month period subsequent to March 31, 2016).
Operating Results for the Three Months Ended March 31, 2016
There is no basis of comparison during the periods presented as we had one property, consisting of 61,200 square feet with one lease and tenant that we acquired on March 9, 2015, for the same period presented in 2015. Additionally, our results of operations for the periods presented are not indicative of those expected in future periods as we expect all the components of our operating results noted below to increase in future periods as we acquire additional real estate assets.
Rental Income
Rental income for the three months ended March 31, 2016, which is based on the contractual lease payments pursuant to the lease agreement, was approximately $10.3 million consisting of base rental income of approximately $8.7 million, adjustment to straight-line contractual rent of approximately $0.8 million, and in-place lease amortization of approximately $0.8 million.
Property Expense Recoveries
Property expense recoveries represent the reimbursement of certain property operating expenses by the tenant pursuant to the terms of the lease agreement. For the three months ended March 31, 2016, property expense recoveries collected from tenants were approximately $2.2 million which consisted of property tax expense recoveries of approximately $1.2 million and recovery of other operating expense recoveries of approximately $1.1 million.

Management Fees (Asset and Property)
Asset Management and Property Management fees are paid to certain affiliates based on asset value and gross collected rents, respectively. For the three months ended March 31, 2016 aggregate management fees were approximately $1.5 million.
Property Operating Expense and Property Tax Expense
Property operating expenses and property tax expenses for the three months ended March 31, 2016 were approximately $2.1 million. Property operating expenses include insurance, repairs and maintenance, security, janitorial, landscaping and other administrative expenses incurred to operate our properties.
Acquisition Fees and Expenses
Real estate acquisition fees and expenses to non-affiliates, consisting primarily of legal costs and title and escrow fees, for the three months ended March 31, 2016 were approximately $0.1 million as a result of one acquisition made during the period. Real estate acquisition fees and expenses to affiliates for the three months ended March 31, 2016 were approximately $0.9 million related to the acquisition fee and expense reimbursement earned by our Advisor for one acquisition made during the period.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2016 were approximately $1.0 million, consisting primarily of Advisor overhead allocation ($0.4 million), stockholder servicing fee ($0.2 million), directors' and officers' liability insurance and board of directors fees ($0.1 million), and professional and legal fees ($0.1 million).
Depreciation and Amortization Expense
Depreciation and amortization expense for the three months ended March 31, 2016 was approximately $5.6 million. Depreciation expense consists of depreciation of buildings and improvements ($2.3 million). Amortization expense consists of the amortization of the property acquisition value allocated to tenant origination and absorption costs ($3.3 million).
Interest Expense
Interest expense for the three months ended March 31, 2016 was approximately $2.5 million, consisting primarily of interest expense related to the Revolving Credit Facility and AIG Loan ($2.4 million), and deferred financing costs amortization ($0.2 million), offset by an unrealized gain ($0.1 million) related to our interest rate swap.
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

•
Unrealized gains (losses) on derivative instruments. These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in fair value of interest rate swaps not designated as a hedge and the change in fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

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
Our calculation of FFO and MFFO to common stockholders is presented in the following table for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,140,542)	$(1,026,391)
Adjustments:
Depreciation of building and improvements	2,338,440	7,256
Amortization of leasing costs and intangibles	3,287,557	3,598
FFO/(FFO deficit)	$4,485,455	$(1,015,537)
Distributions to noncontrolling interests	(2,735)	(2,712)
FFO/(FFO deficit), adjusted for noncontrolling interest distributions	$4,482,720	$(1,018,249)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	$4,482,720	$(1,018,249)
Adjustments:
Acquisition fees and expenses to non-affiliates	93,569	82,265
Acquisition fees and expenses to affiliates	870,409	141,751
Revenues in excess of cash received (straight-line rents)	(751,943)	(2,106)
Amortization of above/(below) market rent	(806,087)	(1,550)
Unrealized gains on derivatives	(96,216)	—
MFFO	$3,792,452	$(797,889)

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
Offering
Our registration statement was declared effective on July 31, 2014, pursuant to which we registered $2.2 billion in shares of Class A common stock and Class T common stock in our Offering, consisting of $2.0 billion in shares to be offered to our public in the Primary Offering and $200.0 million in shares for sale pursuant to our DRP. On December 5, 2014, we ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, we ceased offering Class A common stock in the Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, we were offering up to approximately $1.8 billion in shares of Class T common stock in our Primary Offering. (See Note 12, Subsequent Events, for a discussion on reallocation of shares in our offering.)
On March 2, 2016, our board of directors extended the termination date of our Offering from July 31, 2016 until July 31, 2017, which is three years after the effective date of our Offering. Our board of directors reserves the right to further extend our Offering, in certain circumstances, or terminate our Offering at any time prior to July 31, 2017.
Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into the Revolving Credit Facility co-led by KeyBank, N.A. ("Keybank") as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, along with a syndicate of lenders. Pursuant to the Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.
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
As of March 31, 2016, there was approximately $101.5 million outstanding pursuant to the Revolving Credit Facility.
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

The AIG Loan has a term of 10 years, maturing on November 1, 2025. The AIG Loan bears interest at a rate of 4.15%. The AIG Loan requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. The AIG Loan is secured by cross-collateralized and cross-defaulted first lien deeds of trust and second lien deeds of trust on certain properties. Commencing October 31, 2017, each of the individual promissory notes comprising the AIG Loan may be prepaid but only if such prepayment is made in full, subject to 30 days' prior notice to the holder and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment.

As of March 31, 2016 , there was approximately $127.0 million outstanding pursuant to the AIG Loan.
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
Our cash and cash equivalent balances increased by approximately $24.4 million during the three months ended March 31, 2016 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided in operating activities for three months ended March 31, 2016 increased to $2.5 million compared to cash used by operating activities of approximately $0.5 million for the three months ended March 31, 2015. Net cash used in operating activities before changes in operating assets and liabilities for three months ended March 31, 2016 increased by $3.9 million to $3.0 million, compared to approximately $(0.9) million. The increase is primarily related to the acquisition activity of 16 properties from January 1, 2015 through March 31, 2016.

Investing Activities. During the three months ended March 31, 2016, we used $33.8 million in cash to acquire the Toshiba TEC property in the current period.
Financing Activities. During the three months ended March 31, 2016, we received approximately $55.7 million in cash from financing activities primarily as a result of the following:
•$17.9 million in cash provided by borrowings from the Revolving Credit Facility;
•$94.6 million in cash provided by the issuance of common stock, net of discounts and offering costs; less
•$55.0 million in cash used to repay part of the outstanding balance of the Revolving Credit Facility; and
•$1.8 million in cash used for payment of distributions of common stockholders and noncontrolling interest.

Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•the amount of time required for us to invest the funds received in the Offering;
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments, if applicable;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;
•tenant improvements, capital expenditures and reserves for such expenditures;
•the issuance of additional shares; and
•financings and refinancings.
Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. Through March 31, 2016, we funded 55% of our cash distributions from cash flow provided by operating activities and 45% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided in operating activities during the three months ended March 31, 2016:

			Distributions Paid (1)
Period	Distributions Declared (2)	Distributions Declared Per Share (2) (3)	Cash (4)	Reinvested	Total	Cash Flow Provided by Operating Activities
First Quarter 2016	$4,479,307	$0.14	$1,780,199	$2,506,860	$4,287,059	$2,456,757

(1)	Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month.

(2)
Distributions for the period from January 1, 2016 through March 31, 2016 were based on daily record dates and were calculated at a rate of $0.0015027322 per day per share. On December 16, 2015, our board of directors declared a stock distribution in the amount of 0.000013661 shares of stock per day on the outstanding shares of common stock payable to stockholders of record at the close of business each day of the period commencing on January 1, 2016 through March 31, 2016. The table above does not include stock distributions as the amounts have no cash impact.

(3)	Assumes shares were issued and outstanding each day during the period presented.

(4)	Includes distributions paid to noncontrolling interests.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2016:

	Payments Due During the Years Ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1) (4)	$228,427,720	$—	$—	$101,635,821	$126,791,899
Interest on outstanding debt obligations (2)	61,358,069	6,246,822	16,072,747	13,859,052	25,179,448
Interest rate swaps (3)	822,352	229,358	592,994	—	—
Total	$290,608,141	$6,476,180	$16,665,741	$115,494,873	$151,971,347

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at March 31, 2016. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at March 31, 2016. Projected interest payments are based on the interest rate in effect at March 31, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBO rate.

(4)	Deferred financing costs are excluded from total contractual obligations above.

Off-Balance Sheet Arrangements
As of March 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 12, Subsequent Events, to the consolidated financial statements.
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
On February 25, 2016, the Company executed one interest rate swap agreement to hedge the variable cash flows associated with certain existing LIBO Rate-based variable-rate debt, including the Company's Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
Revolving Credit Facility
On December 12, 2014, we, through our operating partnership, entered into the Revolving Credit Facility co-led by KeyBank, as administrative agent, and JPMorgan Chase Bank, as syndication agent, along with a syndicate of lenders. Pursuant to the Revolving Credit Facility, we were provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, we exercised our right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million. In addition, we entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms of the revolving credit agreement were changed.
The Revolving Credit Facility has an interest rate based on the consolidated leverage ratio reported with the quarterly compliance certificate and is calculated based on the LIBO Rate plus the applicable LIBO Rate margin, as provided in the credit agreement related to the Revolving Credit Facility, or Base Rate plus the applicable base rate margin, as provided in the credit agreement related to the Revolving Credit Facility. The Base Rate is calculated as the greater of (i) the KeyBank Prime rate or (ii) the Federal Funds rate plus 0.50%. An increase in the LIBO Rate may have an impact on our future earnings or cash flows as the current interest rate on the Revolving Credit Facility is tied to this index. If the LIBO Rate increased by 1.00%, the interest expense on the Revolving Credit Facility will potentially increase by approximately $0.3 million annually, including the impact of our interest rate swap.
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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
We cannot assure you that we will qualify as a "domestically controlled" REIT. If we were to fail to so qualify, gain realized by foreign investors on a sale of our shares would be subject to FIRPTA tax, unless the non-U.S. stockholder is a qualified foreign pension fund (or an entity wholly owned by a qualified foreign pension fund) or our shares were traded on an established securities market and the foreign investor did not at any time during a specified testing period directly or indirectly own more than 10% of the value of our outstanding common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We registered $2,200,000,000 in shares of Class A common stock and Class T common stock in our current public offering (SEC File No. 333-194280, declared effective July 31, 2014), consisting of $2.0 billion in shares of common stock for sale to the public in the primary public offering and $200.0 million in shares for sale pursuant to the DRP. On December 5, 2014, we ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, we ceased offering Class A common stock in our Offering, having sold approximately $240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, we are offering up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering. We are offering such Class T shares at a price of $10.00 per share in our Primary Offering and a price of $9.50 per share pursuant to our DRP.
As of March 31, 2016, we had received aggregate gross proceeds from our offering of $380.0 million from the sale of 38,135,168 shares of our Class A and Class T common stock and approximately $7.1 million from the issuance of 746,851 shares of our Class A and Class T common stock pursuant to the distribution reinvestment plan. Our equity raise as of March 31, 2016 resulted in the following:

Common shares issued in our Offering	38,135,168
Common shares issued in our Offering pursuant to the DRP	746,851
Total common shares	38,882,019
Gross proceeds from our Offering	$379,957,547
Gross proceeds from our Offering from shares issued pursuant to our DRP	7,095,088
Total gross proceeds from our Offering	387,052,635
Selling commissions and Dealer Manager fees incurred	(31,166,578)
Reimbursement of O&O costs paid to our Advisor	(3,073,206)
Net proceeds from our Offering	352,812,851
Reimbursement of O&O costs owed to our Advisor	(1,182,035)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$351,630,816
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisition of real property of $122.0 million;

•	Reimbursement of earnest money deposits for property acquisitions assigned to us of $20.9 million;

•	Redemption of preferred units of $73.3 million;

•	Pay down of revolving credit facility of $77.0 million;

•	Closing costs related to the Revolving Credit Facility and other debt instruments of $4.1 million;

•	Acquisition fees and expense reimbursement paid to our Advisor of $12.3 million; and

•	Payment of a portion of cash distributions to stockholders of $9.3 million.

•	The excess cash from our offering proceeds of approximately $25.7 million is included in cash and cash equivalents as of March 31, 2016.
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

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1
Amendment No. 3 to Dealer Manager Agreement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Registrant's Post Effective Amendment No. 5 to the Registration Statement filed of Form S-11, filed on April 7, 2016, SEC File No. 333-194280

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

10.1*
Amendment No. 2 to Selected Dealer Agreement dated April 11, 2016 between the Registrant, Griffin Capital Securities, LLC, Griffin Capital Essential Asset Advisor II, LLC, Griffin Capital Corporation, and Ameriprise Financial Services, Inc.

10.2
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended March 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	May 13, 2016	By:	/s/ Joseph E. Miller
Joseph E. Miller
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)