Form 10-Q
period 2016-06-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2016-08-12
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2016, there were 56,157,447 shares of Class A, Class T and Class I common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$61,721,935	$17,609,981
Real estate:
Land	83,768,074	53,229,574
Building	432,402,087	353,083,087
Tenant origination and absorption cost	136,666,436	110,652,188
Total real estate	652,836,597	516,964,849
Less: accumulated depreciation and amortization	(23,671,345)	(12,060,635)
Total real estate, net	629,165,252	504,904,214
Real estate acquisition deposits	12,000,000	8,950,000
Other assets, net	8,325,735	5,255,778
Total assets	$711,212,922	$536,719,973
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$99,130,615	$135,940,517
AIG Loan	126,062,666	126,013,457
Total debt	225,193,281	261,953,974
Accounts payable and other liabilities	9,959,467	7,116,194
Distributions payable	977,070	556,246
Due to affiliates	18,112,037	2,323,696
Below market leases, net	44,148,149	35,262,532
Total liabilities	298,390,004	307,212,642
Commitments and contingencies (Note 10)
Common stock subject to redemption	9,093,322	4,566,044
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of June 30, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 51,080,804 and 24,724,366 Class A, Class T and Class I shares outstanding, as of June 30, 2016 and December 31, 2015, respectively.	51,950	28,556
Additional paid-in capital	445,432,560	250,757,479
Cumulative distributions	(19,865,384)	(8,257,717)
Accumulated deficit	(21,648,609)	(17,684,220)
Accumulated other comprehensive loss	(330,556)	—
Total stockholders' equity	403,639,961	224,844,098
Noncontrolling interests	89,635	97,189
Total equity	403,729,596	224,941,287
Total liabilities and equity	$711,212,922	$536,719,973

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Rental income	$11,023,838	$3,172,613	$21,298,254	$3,198,027
Property expense recovery	2,306,358	397,842	4,534,367	402,607
Total revenue	13,330,196	3,570,455	25,832,621	3,600,634
Expenses:
Asset management fees to affiliates	1,362,480	365,558	2,632,345	368,959
Property management fees to affiliates	204,532	25,805	399,248	26,023
Property operating	791,317	42,178	1,553,258	42,202
Property tax	1,407,712	372,537	2,704,453	377,302
Acquisition fees and expenses to non-affiliates	402,416	2,195,923	495,985	2,278,188
Acquisition fees and expenses to affiliates	2,128,684	7,379,317	2,999,093	7,521,068
General and administrative	940,435	376,271	1,418,933	801,689
Corporate operating expenses to affiliates	431,082	152,311	990,889	288,944
Depreciation and amortization	5,984,712	1,866,469	11,610,709	1,877,323
Total expenses	13,653,370	12,776,369	24,804,913	13,581,698
Income (loss) from operations	(323,174)	(9,205,914)	1,027,708	(9,981,064)
Other income (expense):
Interest income	—	232	1,187	232
Interest expense	(2,502,608)	(592,223)	(4,995,219)	(843,465)
Net loss	(2,825,782)	(9,797,905)	(3,966,324)	(10,824,297)
Distributions to redeemable preferred unit holders	—	(21,193)	—	(21,193)
Less: Net loss attributable to noncontrolling interests	1,245	17,980	1,935	24,567
Net loss attributable to common stockholders	$(2,824,537)	$(9,801,118)	$(3,964,389)	$(10,820,923)
Net loss attributable to common stockholders, basic and diluted	$(0.06)	$(0.90)	$(0.10)	$(1.54)
Weighted average number of common shares outstanding, basic and diluted	45,382,513	10,902,139	39,203,190	7,020,821
Distributions declared per common share	$0.14	$0.14	$0.28	$0.27

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,825,782)	$(9,797,905)	$(3,966,324)	$(10,824,297)
Other comprehensive loss:
Change in fair value of swap agreement	(313,937)	—	(330,705)	—
Total comprehensive loss	(3,139,719)	(9,797,905)	(4,297,029)	(10,824,297)
Distributions to redeemable preferred unit holders	—	(21,193)	—	(21,193)
Less: comprehensive loss attributable to noncontrolling interests	1,383	17,980	2,084	24,567
Comprehensive loss attributable to common stockholders	$(3,138,336)	$(9,801,118)	$(4,294,945)	$(10,820,923)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	—	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	26,897,208	167,766	268,804,318	—	—	—	268,972,084	—	268,972,084
Adjustment to par value - common stock	—	(152,530)	152,530	—	—	—	—	—	—
Discount on issuance of common stock	—	—	(997,020)	—	—	—	(997,020)	—	(997,020)
Offering costs including dealer manager fees to affiliates	—	—	(27,514,088)	—	—	—	(27,514,088)	—	(27,514,088)
Distributions to common stockholders	—	—	—	(3,172,832)	—	—	(3,172,832)	—	(3,172,832)
Issuance of shares for distribution reinvestment plan	477,638	1,509	4,536,053	(4,537,562)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(4,537,562)	—	—	—	(4,537,562)	—	(4,537,562)
Issuance of stock dividends	47,551	476	475,038	(475,514)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,000)	(11,000)
Preferred units offering cost	—	—	(375,000)	—	—	—	(375,000)	—	(375,000)
Write-off of offering cost on redemption of preferred units	—	—	375,000	—	—	—	375,000	—	375,000
Net loss	—	—	—	—	(17,247,604)	—	(17,247,604)	(30,852)	(17,278,456)
BALANCE December 31, 2015	28,556,170	$28,556	$250,757,479	$(8,257,717)	$(17,684,220)	$—	$224,844,098	$97,189	$224,941,287
Gross proceeds from issuance of common stock	21,822,041	22,692	218,070,739				218,093,431	—	218,093,431
Discount on issuance of common stock	—	—	(174,003)				(174,003)	—	(174,003)
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(24,187,693)				(24,187,693)		(24,187,693)
Distributions to common stockholders	—	—	—	(4,699,408)			(4,699,408)		(4,699,408)
Issuance of shares for distribution reinvestment plan	625,423	625	5,940,893	(5,941,518)			—	—	—
Repurchase of common stock	(19,503)	(20)	(193,223)				(193,243)	—	(193,243)
Additions to common stock subject to redemption	—	—	(5,748,276)				(5,748,276)	—	(5,748,276)

Issuance of stock dividends	96,673	97	966,644	(966,741)	—		—	—	—
Distributions to noncontrolling interest	—	—	—				—	(5,470)	(5,470)
Net loss	—	—	—		(3,964,389)		(3,964,389)	(1,935)	(3,966,324)
Other comprehensive loss	—	—	—			(330,556)	(330,556)	(149)	(330,705)
BALANCE June 30, 2016	51,080,804	$51,950	$445,432,560	$(19,865,384)	$(21,648,609)	$(330,556)	$403,639,961	$89,635	$403,729,596

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net loss	$(3,966,324)	$(10,824,297)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building	4,804,296	712,889
Amortization of tenant origination and absorption cost	6,806,413	1,164,434
Amortization of below market lease	(1,685,383)	(562,248)
Amortization of deferred financing costs	381,833	192,116
Deferred rent	(1,563,890)	(165,891)
Change in operating assets and liabilities:
Other assets, net	270,457	(2,009,230)
Accounts payable and other liabilities	(972,677)	1,679,482
Due to affiliates, net	783,794	7,307,122
Net cash provided by (used in) operating activities	4,858,519	(2,505,623)
Investing Activities:
Acquisition of property, net	(123,036,500)	(343,261,200)
Real estate acquisition deposits	(3,050,000)	(500,000)
Net cash used in investing activities	(126,086,500)	(343,761,200)
Financing Activities:
Principal payoff of indebtedness - Credit Facility	(55,000,000)	—
Proceeds from borrowings - Credit Facility	17,900,000	195,900,000
Deferred financing costs	(42,526)	(51,157)
Issuance of common stock, net of discounts and offering costs	206,959,756	117,425,489
Issuance of preferred equity subject to redemption	—	32,560,000
Repurchase of common stock	(193,241)	—
Distributions paid to common stockholders	(4,278,551)	(519,689)
Distributions paid to noncontrolling interests	(5,503)	(5,485)
Net cash provided by financing activities	165,339,935	345,309,158
Net increase (decrease) in cash and cash equivalents	44,111,954	(957,665)
Cash and cash equivalents at the beginning of the period	17,609,981	6,171,317
Cash and cash equivalents at the end of the period	$61,721,935	$5,213,652
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$5,032,831	$207,472
Supplemental Disclosures of Non-Cash Transactions:
Change in fair value of swap agreement	$(330,705)	$—
Increase in Stock Servicing Fee Payable	$10,155,156	$24,968
Increase in distributions payable - common stock	$420,856	$215,913
Common stock issued pursuant to the distribution reinvestment plan	$5,941,518	$1,152,647

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
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
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital Asset Management Company, LLC ("GAMCO") is the sole member of the Advisor and Griffin Capital, LLC ("GC") is the sole member of GAMCO. The Sponsor is the sole member of GC. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the advisory agreement dated July 31, 2014, as amended (the "Advisory Agreement"). The Company's officers are also officers of the Advisor and officers of the Sponsor.
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On April 25, 2016, the Company reclassified (i)100,000,000 authorized but unissued shares of the Company's Class A common stock, and (ii) 50,000,000 authorized but unissued shares of the Company's Class T common stock, as 150,000,000 shares of Class I common stock.
The Company registered $2.2 billion in common shares in its initial public offering (“Offering”), consisting of $2.0 billion in common shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in common shares for sale pursuant to the distribution reinvestment plan (“DRP”). (See Note 7, Equity, for additional details.)
Griffin Capital Securities, LLC (formerly known as Griffin Capital Securities, Inc.) (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of GC. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties, or provide oversight of other property managers engaged by the Company or an affiliate of the Company. The Property Manager will derive substantially all of its income from the property management services it will perform for the Company.
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

2. Summary of Significant Accounting Policies and Basis of Presentation
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015 (except as noted below). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Stockholder Servicing Fee
The Company pays the Dealer Manager a stockholder servicing fee with respect to the Class T shares sold as additional compensation to the Dealer Manager, which will be reallocated to the participating broker-dealers. Participating broker-dealers are expected to provide ongoing or regular account or portfolio maintenance for the stockholder, which may include one or more of the following: assisting with recordkeeping, assisting and processing distribution payments, assisting with share repurchase requests, offering to contact the stockholder periodically to provide information about the stockholder’s investment in the Company or to answer questions about the account statement or valuations, or providing other similar services as the stockholder may reasonably require in connection with such stockholder’s investment in Class T shares. The stockholder servicing fee accrues daily equal to 1/365th of 1% of the purchase price per share of the Class T shares sold up to a maximum of 4% in the aggregate and is paid quarterly. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in this Offering upon the occurrence of certain defined events. The Dealer Manager will generally re-allow 100% of the stockholder servicing fee to participating broker-dealers; provided, however, that with respect to any individual investment, the Dealer Manager will not re-allow the related stockholder servicing fee to any participating broker-dealer if such participating broker-dealer ceases to hold the account related to such investment. In addition, the Dealer Manager will not re-allow the stockholder servicing fee to any participating broker-dealer if such participating broker-dealer does not have a current executed selling agreement with the Dealer Manager. In any instance in which the Dealer Manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the Dealer Manager will return such fee to the Company. The Company records the stockholder servicing fee as a reduction to paid in capital at the time of sale of the Class T share with a corresponding liability, on an undiscounted basis. From inception through March 31, 2016, the Company recorded the stockholder servicing fee as a general and administrative expense when the fee was paid.
The Company’s accounting of stockholder servicing fees of Class T shares sold to the public was determined to not be in compliance with GAAP in prior periods. The Company assessed the cumulative impact of the correction between total equity and total expenses for the year-ended December 31, 2015 and the three months ended March 31, 2016, and as a result, recorded a reduction to equity of approximately $5.6 million and a corresponding increase to Due to Affiliates (as stockholder servicing fee due to the Dealer Manager) of approximately $5.3 million and a decrease of approximately $0.2 million to Corporate Operating Expenses to Affiliates to correct the balances as of June 30, 2016. The effect of the three months ended March 31, 2016 adjustment on income from operations and net loss recorded in the three months ended June 30, 2016 period was $0.2 million and had no impact on earnings per share. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the year ended December 31, 2015 and the three months ended March 31, 2016, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction in 2016 did not have a material effect on its financial statements for the quarter ended June 30, 2016.
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
June 30, 2016
(Unaudited)

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
The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Corporate operating expenses to affiliates are presented separately from general and administrative expenses on the consolidated income statement for all periods presented.
Per Share Data

The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2016 and December 31, 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) (“ASU 2015-03”) to amend the accounting guidance for the presentation of debt issuance costs. The standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for public business entities for fiscal years beginning after December 15, 2015 and retrospective application is required. The Company adopted ASU 2015-03, beginning with the quarter ended March 31, 2016. As a result of the adoption of ASU 2015-03, the Company reclassified approximately $3.6 million of net debt issuance costs from an asset (previously recorded in the line item “Deferred financing costs, net” in the consolidated balance sheet) to a reduction in the carrying amount of the Company's debt as of December 31, 2015. ASU 2015-03 also expands disclosure requirements to include the face amount of the debt liability and the effective interest rate in the notes to the consolidated financial statements. (See Note 4, Debt.)
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
June 30, 2016
(Unaudited)

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

3. Real Estate
As of June 30, 2016, the Company's real estate portfolio consisted of 18 properties (25 buildings) in 12 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $604.5 million, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 3.9 million square feet.
Depreciation expense for buildings and improvements for the six months ended June 30, 2016 was $4.8 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the six months ended June 30, 2016, was $6.8 million.

The purchase price and other acquisition items for properties acquired during the six months ended June 30, 2016 are shown below.

						Paid to Advisor
Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Reimbursable Expenses (1)	Contingent Advisor Payment (2)	Year of Lease Expiration
Toshiba TEC	Durham, NC	Toshiba TEC Corporation	1/21/2016	$35,800,748	200,800	$870,409	$—	2028
NETGEAR	San Jose, CA	NETGEAR, Inc.	5/17/2016	44,000,000	142,700	1,000,411	197,780	2025
Nike	Hillsboro, OR	Nike, Inc.	6/16/2016	45,500,000	266,800	1,128,273	—	2020

(1)
The fee consists of a 2.0% base acquisition fee and acquisition expense reimbursement for actual acquisition expenses incurred, estimated to be approximately 1% of acquisition value. (See Note 9, Related Party Transactions, for additional discussion.)

(2)
The contingent advisor payment is the lesser of 1.85% of the purchase price or the amount of advisor advances outstanding above the holdback. (See Note 9, Related Party Transactions, for additional discussion.)

Real Estate- Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the six months ended June 30, 2016, the Company used discount rates ranging from 7.00% to 7.75%.
In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with the business combination are expensed in the period they are incurred.
The following summarizes the purchase price allocation for the properties acquired during the six months ended June 30, 2016:

Property	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above/(Below) Market	Total
Toshiba TEC	$4,130,000	$28,640,000	$8,180,748	$(5,150,000)	$35,800,748
NETGEAR (1)	$20,725,500	$17,656,000	$8,230,500	$(2,612,000)	$44,000,000
Nike	$5,683,000	$33,023,000	$9,603,000	$(2,809,000)	$45,500,000

(1)	As of June 30, 2016, the purchase price allocation for the acquisition has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired during the three and six months ended June 30, 2016, had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$14,648,884	$6,613,779	$29,143,898	$9,687,285
Net (loss) income	$(248,940)	$540,864	$(282,996)	$306,117
Net (loss) income attributable to noncontrolling interests	$(110)	$990	$(145)	$870
Net (loss) income attributable to common stockholders	$(248,831)	$518,681	$(282,851)	$284,054
Net (loss) income to common stockholders per share, basic and diluted	$(0.01)	$0.05	$(0.01)	$0.04

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2016 to 2029.

As of June 30, 2016
Remaining 2016	$20,692,841
2017	41,282,081
2018	43,012,486
2019	43,983,023
2020	44,911,157
Thereafter	185,894,632
Total	$379,776,220
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

	June 30, 2016	December 31, 2015
In-place lease valuation (below market)	$(47,691,561)	$(37,120,561)
In-place lease valuation (below market) - accumulated amortization	3,543,412	1,858,029
In-place lease valuation (below market), net	$(44,148,149)	$(35,262,532)
Tenant origination and absorption cost	$136,666,436	$110,652,188
Tenant origination and absorption cost - accumulated amortization	(13,951,507)	(7,145,094)
Tenant origination and absorption cost, net	$122,714,929	$103,507,094

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 8.4 and 8.9 years as of June 30, 2016 and December 31, 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the six months ended June 30,
	2016	2015
In-place lease valuation	$(1,685,383)	$(562,248)
Tenant origination and absorption cost	$6,806,413	$1,164,434
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of June 30, 2016 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2016	$(2,092,000)	$8,160,000
2017	(4,183,000)	16,321,000
2018	(4,183,000)	16,321,000
2019	(4,183,000)	16,321,000
2020	(4,183,000)	16,321,000

4. Debt
As of June 30, 2016 and December 31, 2015, the Company's debt and related deferred financing costs consisted of the following:

	June 30, 2016			December 31, 2015
	Principal Amount	Deferred Financing Costs	Net Balance	Principal Amount	Deferred Financing Costs	Net Balance	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$101,457,720	$2,327,105	$99,130,615	$138,557,720	$2,617,203	$135,940,517	2.46%	Interest Only	December 2019 (2)	3.15%
AIG Loan	126,970,000	907,334	126,062,666	126,970,000	956,543	126,013,457	4.15%	Interest Only (3)	November 2025	4.23%
	$228,427,720	$3,234,439	$225,193,281	$265,527,720	$3,573,746	$261,953,974

(1)
The 2.46% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.49% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility is a one-month LIBO Rate + 2.0%. As of June 30, 2016, the LIBO Rate was 0.46% (effective June 30, 2016). Including the effect of an interest rate swap agreement with a notional amount of $100.0 million, the weighted average interest rate as of June 30, 2016 was approximately 3.54% for the Company's fixed-rate and variable-rate debt combined .

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at June 30, 2016 and includes the effect of amortization of deferred financing costs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Revolving Credit Facility
On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (the “Revolving Credit Facility”), co-led by KeyBank, N.A. ("KeyBank") and JPMorgan Chase Bank, N.A. ("JPMorgan Chase Bank") with KeyBank as administrative agent, JPMorgan Chase Bank as syndication agent, and a syndicate of lenders. Pursuant to the Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, the Company exercised its right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million. The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met. Availability under the Revolving Credit Facility is limited to the lesser of a (i) a specified leverage ratio applied to a portfolio real estate pool value computed as adjusted net operating income divided by a specified capitalization rate; or (ii) debt service coverage ratio ("DSCR") calculation, all as set forth in the credit agreement related to the Revolving Credit Facility.

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

Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of June 30, 2016.

5. Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company entered into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by expected cash payments principally related to borrowings and interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Derivative Instruments
On February 25, 2016, the Company entered into an interest rate swap agreement to hedge the variable cash flows associated with the LIBO Rate-based variable-rate debt, on the Company's Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive loss ("AOCL") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.
The following table sets forth a summary of the interest rate swap at June 30, 2016 and December 31, 2015:

				Fair value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$(330,705)	$—	$100,000,000	$—

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2016, the Company's derivative was in a liability position, and as such, the fair value is included in the line item "Accounts payable and other liabilities" on the consolidated balance sheet.

(2)	Represents the notional amount of swap that was effective as of the balance sheet date of June 30, 2016 and December 31, 2015.

The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCL on derivatives (effective portion)	$(387,471)	$(404,239)
Amount of (loss) gain reclassified from AOCL into earnings under “Interest expense” (effective portion)	$(73,534)	$(73,534)
Amount of gain (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(96,216)	$—
During the next twelve months, the Company estimates that an additional $0.2 million of expense will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2016, the fair value of interest rate swap was in a liability position, which excludes any adjustment for nonperformance risk related to these agreements was approximately $(0.3) million. As of June 30, 2016, the Company had not posted any collateral related to these agreements.

6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2016.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
June 30, 2016	$(330,705)	$—	$(330,705)	$—

Financial instruments as of June 30, 2016 consisted of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, fixed rate debt and other borrowings. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2016. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2016 and year ended December 31, 2015.

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
On March 2, 2016, the Company's board of directors extended the termination date of the Offering from July 31, 2016 until July 31, 2017, which is three years after the effective date of the Offering. The Company's board of directors reserves the right to further extend the Offering, in certain circumstances, or terminate the Offering at any time prior to July 31, 2017.
On March 29, 2016, the Company's board of directors approved a reallocation of shares being offered in the Primary Offering and the commencement of offering a new class of common stock, Class I shares. Effective April 25, 2016, the Company is offering up to $1.56 billion in shares of Class T common stock and up to $0.2 billion in shares of Class I common stock in the Primary Offering. Class I shares are sold at a price of $9.30 per share, reflecting the fact that no selling commissions or stockholder servicing fees are payable on such shares. Class I shares are only available to investors who: (1) purchase shares through fee-based programs, also known as wrap accounts, (2) purchase shares through participating broker dealers that have alternative fee arrangements with their clients, (3) purchase shares through certain registered investment advisers, (4) purchase shares through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers, or (5) are an endowment, foundation, pension fund or other institutional investor.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Company determined to cease offering Class A shares and commence offering Class T shares and Class I shares due to recent regulatory developments and trends related to non-traded alternative investment products, which include concerns over the amount of selling commissions paid from offering proceeds and disclosure of the same on customer account statements, and have resulted in many sponsors of alternative investment products electing to utilize share class structures that involve a lower up-front selling commission paid from offering proceeds. Class A shares, Class T shares and Class I shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at meetings of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote. Each class of common stock is entitled to the same distributions as other classes, and the NAV per share is the same across share classes.
The following table summarizes shares issued and gross proceeds for each share class as of June 30, 2016:

	Class A	Class T	Class I
Gross proceeds from Primary Offering	$240,779,591	$254,432,084	$1,687,253
Gross proceeds from DRP	$8,332,713	$2,194,361	$2,672
Shares issued in Primary Offering	24,199,759	25,466,500	181,430
DRP shares issued	877,128	230,985	281
Stock distribution shares issued	108,229	35,948	47
Total	25,185,116	25,733,433	181,758
Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's Primary Offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding selling commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the DRP), and (ii) 15% (including selling commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the DRP). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of June 30, 2016 and December 31, 2015, organizational and offering costs were 2.9% and 1.4% of gross offering proceeds, respectively, excluding selling commissions, dealer manager fees and stockholder servicing fees, and 10.8% and 10.5% of gross offering proceeds, respectively, including selling commissions, dealer manager fees and stockholder servicing fees. As of June 30, 2016 and December 31, 2015, organizational and offering costs did not exceed the limitations.
Organizational and offering costs incurred as of June 30, 2016 and December 31, 2015, including those incurred by the Company and due to the Advisor, for the Offering are as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	June 30, 2016	December 31, 2015
Cumulative offering costs	$52,856,674	$28,668,982
Cumulative organizational costs	$668,181	$517,841
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$3,418,892	$3,534,806
Less payments	(3,418,892)	(3,073,206)
Net organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback(1)	$—	$461,600
Advisor Advances:
Organizational and offering costs advanced by the Advisor	1,829,273	382,314
Dealer Manager fees advanced by the Advisor	4,927,374	764,628
Net organizational and offering costs and Dealer Manager fees advanced by the Advisor	$6,756,647	$1,608,542
(1)See Note 9, Related Party Transactions, for discussion on Contingent Advisor Payment Holdback
Distribution Reinvestment Plan
The Company adopted a DRP that allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock. The plan became effective on July 31, 2014, and was amended and restated effective as of May 9, 2016. No selling commission, dealer manager fee or stockholder servicing fee are paid on shares sold through the DRP. Under the DRP, the Company issues shares of common stock at a price of $9.50 for Class A, Class T and Class I shares. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders.
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

Number Years Held	Redemption Price per Share
Less than 1 year	No Redemption Allowed
After one year from the purchase date	90.0% of the Redemption Amount (as defined below)
After two years from the purchase date	95.0% of the Redemption Amount
After three years from the purchase date	97.5% of the Redemption Amount
After four years from the purchase date	100.0% of the Redemption Amount

The Redemption Amount for shares purchased under the Company's share redemption program shall be the lesser of (i) the amount the stockholder paid for their shares or (ii) the net asset value, or NAV, of the shares. The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP. As of June 30, 2016, $9.1 million of common stock were available for redemption and $1.2 million of common stock were reclassified from redeemable common stock to accounts payable and other liabilities in the consolidated balance sheet as of June 30, 2016.

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of March 31, 2016, $0.2 million of common stock were tendered and redeemed on May 2, 2016.

8. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of June 30, 2016, noncontrolling interests were approximately 0.04% of total shares and 0.05% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2016 and the year ended December 31, 2015:

	Six Months Ended June 30, 2016	Year Ended December 31, 2015
Beginning balance	$97,189	$139,041
Distributions to noncontrolling interests	(5,470)	(11,000)
Net loss	(1,935)	(30,852)
Other comprehensive loss	(149)	—
Ending balance	$89,635	$97,189

9. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of June 30, 2016 and December 31, 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

	Year Ended December 31, 2015	Six Months Ended June 30, 2016
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$8,675	$2,999,093	$3,007,768	$—
Operating expenses	108,538	1,015,857	473,000	651,395
Asset management fees	400,120	2,632,345	2,547,136	485,329
Property management fees	94,528	399,248	418,583	75,193
Organization and offering expenses
Organizational expenses	2,383	—	2,383	—
Offering expenses	459,216	26,371	485,587	—
Other costs advanced by the Advisor	23,029	33,399	—	56,428
Selling commissions
Class T shares	40,421	6,318,587	6,264,579	94,429
Dealer Manager fees
Class T and I shares	14,876	2,179,479	2,161,550	32,805
Stockholder servicing fee(1)	24,968	10,155,156	220,313	9,959,811
Advisor Advances:(2)
Organization and offering expenses (2)	382,314	1,446,959	—	1,829,273
Dealer Manager fees (3)	764,628	4,360,526	197,780	4,927,374
Total	$2,323,696	$31,567,020	$15,778,679	$18,112,037
(1) The Dealer Manager is entitled to receive a stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% in the aggregate.

(2) Pursuant to the Advisory Agreement, as amended, commencing November 2, 2015, the Company remains obligated to reimburse the Advisor for organizational and offering costs incurred after such date, but only to the extent that such costs exceed 1.0% of the gross offering proceeds of the Company’s Offering (subject to the limits discussed in Note 7, Equity). In addition, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) for each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that $5.0 million of amounts advanced by the Advisor for dealer manager fees and organizational and offering expenses (the "Contingent Advisor Payment Holdback") will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings.

(3) The Dealer Manager Agreement (as defined below and commencing on April 25, 2016 to incorporate Class I shares) provides that the Dealer Manager is entitled to receive a selling commission up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares or Class I shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee for Class T and Class I shares, 1.0% will be funded by the Company and 2.0% will be funded by the Advisor.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including selling commissions, dealer manager fees, and stockholder servicing fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including selling commissions, dealer manager fees, and stockholder servicing fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company.
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
Acquisition Fees
Commencing November 2, 2015, the Advisor is entitled to receive a fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) of each property the Company acquires. The fee consists of a 2.0% base acquisition fee and up to an additional 1.85% Contingent Advisor Payment; provided, however, that $5.0 million Contingent Advisor Payment Holdback will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings. The amount of the Contingent Advisor Payment paid upon the closing of an acquisition will be reviewed on an acquisition by acquisition basis and such payment shall not exceed the then outstanding amounts paid by the Advisor for dealer manager fees and organizational and offering expenses at the time of such closing after taking into account the amount of the Contingent Advisor Payment Holdback described above. For these purposes, the amounts paid by the Advisor and considered as "outstanding" will be reduced by the amount of the Contingent Advisor Payment previously paid. The Advisor may waive or defer all or a portion of the acquisition fee or the Contingent Advisor Payment at any time and from time to time, in the Advisor's sole discretion.
Asset Management Fee
The Advisor receives an annual asset management fee for managing the Company’s assets equal to 1.0% of the Average Invested Assets, defined as the aggregate carrying value of the assets invested before reserves for depreciation. The fee will be computed based on the average of these values at the end of each month. The asset management fees are earned monthly.
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement, for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
Operating expenses for the three and six months ended June 30, 2016 included approximately $0.02 million to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, former principal financial officer, Joseph E. Miller and executive vice president, David C. Rupert, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million and $0.2 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three and six months ended June 30, 2016, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

Dealer Manager Agreement
The Company entered into a dealer manager agreement with the Dealer Manager on June 20, 2014, as amended by Amendment No. 1 to the Dealer Manager Agreement dated November 25, 2014, as amended by Amendment No. 2 to the Dealer Manager Agreement dated October 9, 2015, and Amendment No. 3 to the Dealer Manager Agreement dated April 25, 2016 and has entered and intends to continue to enter into participating dealer agreements with various broker-dealers authorizing them to sell shares of the Company’s stock in the Primary Offering (together with the dealer manager agreement and all amendments, the “Dealer Manager Agreement”).
Through October 30, 2015, the Dealer Manager Agreement provided that the Dealer Manager was entitled to receive a selling commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. Commencing November 2, 2015, the Dealer Manager Agreement provided that the Dealer Manager was entitled to receive a selling commission equal to up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares sold in the Primary Offering. Commencing April 25, 2016, the Dealer Manager Agreement provides that the Dealer Manager is entitled to receive a selling commission equal to up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and an aggregate dealer manager fee equal to 3.0% of gross proceeds from Class T shares and Class I shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee, 1.0% will be funded by the Company and 2.0% will be funded by the Advisor. In addition, the Dealer Manager is entitled to receive an ongoing stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% in the aggregate. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Offering (excluding the DRP offering) terminates; (iii) the date that such Class T share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction.
Upon the sale of shares by participating broker-dealers, the Dealer Manager will re-allow all of the selling commissions paid in connection with sales made by these participating broker-dealers and may, in the Dealer Manager’s discretion, re-allow all of the stockholder servicing fees paid in connection with sales of Class T shares made by these participating broker-dealers for providing ongoing or regular account or portfolio maintenance for the stockholder, assisting with recordkeeping, assisting and processing distribution payments, assisting with share repurchase requests, offering to meet with the stockholder periodically to provide overall guidance on the stockholder’s investment in the Company or to answer questions about the account statement or valuations, or providing other similar services as the stockholder may reasonably require in connection with such stockholder’s investment in Class T Shares; provided, however, that with respect to any individual investment, the Dealer Manager will not re-allow the related stockholder servicing fee to any broker-dealer if such broker-dealer ceases to hold the account related to such investment or fails to provide the aforementioned services. In any instance in which the Dealer Manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the Dealer Manager will return such fee to the Company. The Dealer Manager will also generally re-allow to participating broker-dealers a portion of the 3.0% dealer manager fee earned on the proceeds raised by the participating broker-dealers as marketing fees, reimbursement of the costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars sponsored by participating broker-dealers, or to defray other distribution-related expenses.
Property Management Agreement
In the event that the Company contracts directly with non-affiliated third party property managers with respect to its individual properties, the Company pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining the Company's properties, as well as certain allocations of office, administrative, and supply costs. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company pays the Property Manager aggregate property management fees of up to 3.0%, or greater if the lease so allows, of gross revenues received for management of the Company's properties, plus reimbursable costs as applicable. These property management fees may be paid or re-allowed to third party property managers

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

if the Property Manager contracts with a third party. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.
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
Employee and Director Long-Term Incentive Plan
The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of June 30, 2016, 5,108,080 shares were reserved for issuance under the Plan, however, no awards had been granted under the Plan.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 11 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the 1940 Act, and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

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
June 30, 2016
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2016
(Unaudited)

11. Declaration of Distributions

During the quarter ended June 30, 2016, the Company paid cash distributions in the amount of $0.0015027322 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

During the quarter ended June 30, 2016, the Company paid stock distributions in the amount of 0.000013661 Class A shares, Class T shares or Class I shares per day per share payable to stockholders of record at the close of business on each day during the period from April 1, 2016 through June 30, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On June 15, 2016, the Company's board of directors declared cash distributions in the amount of $0.0015027322 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2016 through September 30, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

On June 15, 2016, the Company's board of directors declared a stock distribution in the amount of 0.000013661 Class A shares, Class T shares or Class I shares of stock per day per share payable to stockholders of record at the close of business each day of the period from July 1, 2016 through September 30, 2016. Such stock distribution to each stockholder of record during a month will be issued on such date of the following month as the Company's Chief Executive Officer may determine.
12. Subsequent Events
Status of the Offering
As of August 9, 2016, the Company has received and accepted subscriptions in the Offering for 54,887,338 shares of common stock, or $546.9 million, excluding shares of common stock issued pursuant to the DRP. To date, a total of $11.9 million in distributions of common stock were reinvested pursuant to the DRP and 1,251,022 shares of common stock were issued pursuant to the DRP.
Acquisition of Zebra Technologies Property
On August 1, 2016, the Company, through the Operating Partnership, acquired a five-story, Class "A" office property consisting of approximately 283,300 net rentable square feet located in Lincolnshire, Illinois (the "Zebra Technologies property"). The Zebra Technologies property is currently leased by Hewitt Associates LLC, a wholly-owned subsidiary of Aon PLC, through February 2017, and Zebra Technologies Corporation ("Zebra Technologies") occupies the property under a sublease agreement. On March 1, 2017, the Zebra Technologies property will be leased in its entirety pursuant to a 117 month triple-net lease to Zebra Technologies Corporation.

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
Our Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the SEC declaring the offering effective on July 31, 2014, our Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We registered $2.2 billion in common shares in our initial public offering (“Offering”), consisting of $2.0 billion in common shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in common shares for sale pursuant to our distribution reinvestment plan (“DRP”). On March 29, 2016, our board of directors approved a reallocation of shares being offered in our Public Offering and the commencement of offering a new class of common stock, Class I shares. Effective April 25, 2016, we are offering up to $1.56 billion in shares of Class T common stock and up to $0.2 billion in shares of Class I common stock in our Offering. Class I shares are sold at a price of $9.30 per share, reflecting the fact that no selling commissions or stockholder servicing fees are payable on such shares. Class I shares are only available to investors who: (1) purchase shares through fee-based programs, also known as wrap accounts, (2) purchase shares through participating broker dealers that have alternative fee arrangements with their clients, (3) purchase shares through certain registered investment advisers, (4) purchase shares through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers, or (5) are an endowment, foundation, pension fund or other institutional investor. We issue shares of Class I stock pursuant to our DRP at the same purchase price as sales of other classes of shares pursuant to our DRP, currently $9.50 per share.

As of June 30, 2016, we owned 18 properties (25 buildings) encompassing approximately 3.9 million square feet.
The purchase price and other lease information of the properties acquired during the six months ended June 30, 2016 are shown below.

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2016 Annualized Net Rent (1)
Toshiba TEC	Durham, NC	Toshiba TEC Corporation	1/21/2016	$35,800,748	200,800	100%	Office	2028	$2,211,314
NETGEAR	San Jose, CA	NETGEAR, Inc.	5/17/2016	$44,000,000	142,700	100%	Office	2025	$2,210,224
Nike	Hillsboro, OR	Nike, Inc.	6/16/2016	$45,500,000	266,800	100%	Office	2020	$2,832,639

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2016 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2016, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$7,454,199	3	18.5%
Arizona	7,408,134	2	18.4
New Jersey	5,168,374	1	12.8
Ohio	4,051,909	3	10.0
Texas	3,926,330	1	9.7
Oregon	2,832,639	1	7.0
North Carolina	2,573,842	2	6.4
Virginia	2,254,375	1	5.6
All Others (1)	4,678,345	4	11.6
Total	$40,348,147	18	100.0%

(1)	All others account for less than 5.0% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2016, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$7,067,809	2	17.5%
Diversified Financials	5,862,676	1	14.5
Banks	5,243,975	1	13.0
Capital Goods	4,602,704	4	11.4
Technology Hardware & Equipment	4,421,538	2	11.0
Energy	3,926,330	1	9.7
Transportation	3,006,024	2	7.5
Consumer Durables and Apparel	2,852,628	2	7.1
All Others (2)	3,364,463	3	8.3
Total	$40,348,147	18	100%

(1)	Industry classification based on the Global Industry Classification Standards

(2)	All others account for less than 4.0% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2016, by tenant, based on the respective in-place leases, is as follows:

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
American Express Travel Related Services Company, Inc.	$5,862,676	14.5%
Bank of America, N.A.	5,243,975	13.0
Wyndham Worldwide Operations	5,168,374	12.8
Wood Group Mustang, Inc.	3,926,330	9.7
Nike, Inc.	2,832,639	7.0
Huntington Ingalls Incorporated	2,254,375	5.6
Toshiba TEC Corporation	2,211,314	5.5
NETGEAR, Inc.	2,210,224	5.5
MGM Resorts International	1,899,435	4.7
FedEx Freight, Inc.	1,860,914	4.6
All Other(1)	6,877,891	17.0
Total	$40,348,147	100%

(1)	All others account for less than 4% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2016 are as follows:

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2016	$19,989	1	2,400	0.1%
2020	8,076,614	2	746,900	20.0
2022	1,145,109	1	312,000	2.8
2023	5,862,676	1	513,400	14.5
2024	8,822,327	5	630,400	21.9
2025 and beyond	16,421,432	8	1,651,600	40.7
Total	$40,348,147	18	3,856,700	100%

Critical Accounting Policies
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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the six months ended June 30, 2016.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2015.
Same Store Analysis
Comparison of the Three Months Ended June 30, 2016 and 2015
For the quarter ended June 30, 2016, our "Same Store" portfolio consisted of one property with an acquisition value of $5.5 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for one property for the three months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$102,618	$102,617	$1	—%
Property expense recoveries	15,642	14,745	897	6%
Asset and property management fees to affiliates	14,647	14,630	17	—%
Property operating expense (1)	19,260	16,344	2,916	18%

(1)	Includes property tax expense

Portfolio Analysis
As of June 30, 2015, we owned nine properties and as of June 30, 2016, we owned 18 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three months and six months ended June 30, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, reimbursable expenses and depreciation and amortization expenses. See "Same Store Analysis" above for the property held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Three and Six Months Ended June 30, 2016 and 2015
We own 18 properties as of June 30, 2016. The variance differences from our results of operations for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015, is primarily a result of current year activity including two full quarters of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to June 30, 2015.
The following tables provide summary information about our results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$11,023,838	$3,172,613	$7,851,225	247%
Property expense recoveries	2,306,358	397,842	1,908,516	480%
Asset management fees to affiliates	1,362,480	365,558	996,922	273%
Property management fees to affiliates	204,532	25,805	178,727	693%
Property operating expense	791,317	42,178	749,139	1,776%
Property tax expense	1,407,712	372,537	1,035,175	278%
Acquisition fees and expenses to non-affiliates	402,416	2,195,923	(1,793,507)	82%
Acquisition fees and expenses to affiliates	2,128,684	7,379,317	(5,250,633)	71%
General and administrative expenses	940,435	376,271	564,164	150%
Corporate operating expenses to affiliates	431,082	152,311	278,771	183%
Depreciation and amortization	5,984,712	1,866,469	4,118,243	221%
Interest expense	2,502,608	592,223	1,910,385	323%

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$21,298,254	$3,198,027	$18,100,227	566%
Property expense recoveries	4,534,367	402,607	4,131,760	1,026%
Asset management fees to affiliates	2,632,345	368,959	2,263,386	613%
Property management fees to affiliates	399,248	26,023	373,225	1,434%
Property operating expense	1,553,258	42,202	1,511,056	3,581%
Property tax expense	2,704,453	377,302	2,327,151	617%
Acquisition fees and expenses to non-affiliates	495,985	2,278,188	(1,782,203)	78%
Acquisition fees and expenses to affiliates	2,999,093	7,521,068	(4,521,975)	60%
General and administrative expenses	1,418,933	801,689	617,244	77%
Corporate operating expenses to affiliates	990,889	288,944	701,945	243%
Depreciation and amortization	11,610,709	1,877,323	9,733,386	518%
Interest expense	4,995,219	843,465	4,151,754	492%
Acquisitions Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisitions fees and expenses to non-affiliates and affiliates for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was approximately $7.0 million and $6.3 million, respectively. The decrease was a result of the number of acquisitions closed for the respective periods; a total of nine acquisitions for the six months ended June 30, 2015, with an acquisition value of $343.3 million compared to three acquisitions for the six months ended June 30, 2016, with an acquisition value of $125.3 million.
General and Administrative Expenses and Corporate Operating Expenses to affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 was approximately $0.8 million and $1.3 million, respectively. The majority of the increase was related to increases in advisor overhead allocation expenses, transfer agent fees and audit and tax fees.
Interest Expense
The increase of interest expense for the three and six months ended June 30, 2016 primarily related to the AIG Loan, which was entered into on October 22, 2015 and an increase in the average outstanding borrowings related to the Revolving Credit Facility.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(2,825,782)	$(9,797,905)	(3,966,324)	$(10,824,296)
Adjustments:
Depreciation of building and improvements	2,465,856	705,634	4,804,296	712,890
Amortization of leasing costs and intangibles	3,518,856	1,160,835	6,806,413	1,164,433
FFO/(FFO deficit)	$3,158,930	$(7,931,436)	$7,644,385	$(8,946,973)
Distributions to redeemable preferred unit holders	—	(21,193)	—	(21,193)
Distributions to noncontrolling interests	(2,735)	(2,743)	(5,470)	(5,455)
FFO/(FFO deficit), adjusted for noncontrolling interest distributions	$3,156,195	$(7,955,372)	$7,638,915	$(8,973,621)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	$3,156,195	$(7,955,372)	7,638,915	$(8,973,621)
Adjustments:
Acquisition fees and expenses to non-affiliates	402,416	2,195,923	495,985	2,278,188
Acquisition fees and expenses to affiliates	2,128,684	7,379,317	2,999,093	7,521,068
Revenues in excess of cash received (straight-line rents)	(811,947)	(163,785)	(1,563,890)	(165,891)
Amortization of above/(below) market rent	(879,297)	(560,698)	(1,685,383)	(562,248)
Unrealized loss on derivatives	96,216	—	—	—
MFFO	$4,092,267	$895,385	$7,884,720	$97,496

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
Offering
Our registration statement was declared effective on July 31, 2014, pursuant to which we registered $2.2 billion in shares of common stock in our Offering, consisting of $2.0 billion in shares to be offered to our public in the Primary Offering and $200.0 million in shares for sale pursuant to our DRP. On April 25, 2016, we filed with the State Department of Assessments and Taxation of Maryland (the "Department") Articles Supplementary to our First Articles of Amendment and Restatement, (i) reclassifying 100,000,000 authorized but unissued shares of our Class A common stock, and (ii) 50,000,000 authorized but unissued shares of our Class T common stock, as 150,000,000 shares of Class I common stock. The Articles Supplementary were effective upon filing with the Department.
The following table summarizes shares issued and gross proceeds for each share class as of June 30, 2016:

	Class A	Class T	Class I
Gross proceeds from Primary Offering	$240,779,591	$254,432,084	$1,687,253
Gross proceeds from DRP	$8,332,713	$2,194,361	$2,672
Shares issued in Primary Offering	24,199,759	25,466,500	181,430
DRP shares issued	877,128	230,985	281
Stock distribution shares issued	108,229	35,948	47
Total	25,185,116	25,733,433	181,758

On March 2, 2016, our board of directors extended the termination date of our Offering from July 31, 2016 until July 31, 2017, which is three years after the effective date of our Offering. Our board of directors has the right to further extend our Offering, in certain circumstances, or terminate our Offering at any time prior to July 31, 2017.
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
As of June 30, 2016, the remaining capacity pursuant to the Revolving Credit Facility was $308.5 million.
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

Derivative Instruments
As discussed in Note 5, Interest Rate Contracts, to the consolidated financial statements, on February 25, 2016, we entered into an interest rate swap agreement to hedge the variable cash flows associated with the existing LIBO Rate-based variable-rate debt on our Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
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
The following table sets forth a summary of the interest rate swap at June 30, 2016 and December 31, 2015:

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2016	December 31, 2015
Liabilities:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$(330,705)	$—

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2016, our derivative was in a liability position, and as such, the fair value is included in the line item "Accounts payable and other liabilities" on our consolidated balance sheets.

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
Our cash and cash equivalent balances increased by approximately $44.1 million during the six months ended June 30, 2016 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided in operating activities for the six months ended June 30, 2016 increased to $4.9 million compared to cash used by operating activities of approximately $(2.5) million for the six months ended June 30, 2015. Net cash provided/(used) in operating activities before changes in operating assets and liabilities for the six months ended June 30, 2016 increased by $14.3 million to $4.8 million, compared to approximately $(9.5) million for the six months ended June 30, 2015. The increases are due to the operating results of new acquired properties.
Investing Activities. During the six months ended June 30, 2016, we used $126.1 million in cash for investing activities compared to $343.8 million used during the same period in 2015. The $217.7 million decreased in cash utilization in investing activities is primarily related to the following:
•$220.2 million additional cash used to acquire properties for the six months ended June 30, 2015 compared to the same period in 2016; offset by
•$2.6 million increase in real estate acquisition deposits.

Financing Activities. During the six months ended June 30, 2016, we generated $165.3 million in financing activities compared to $345.3 million generated during the same period in 2015, a decrease in cash provided by financing activities of $180.0 million which is comprised primarily of the following:
•$55.0 million increase in principal repayments of the Revolving Credit Facility;
•$178.0 million decrease in cash provided by borrowings from the Revolving Credit Facility;
•$32.6 million decrease as no preferred equity was issued for the six months ended June 30, 2016;
•$3.8 million increase in cash used for payment of distributions of common stockholders and noncontrolling interest; offset by
•$89.5 million increase in cash provided by the issuance of common stock, net of discounts and offering costs.

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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the six months ended June 30, 2016 and year ended December 31, 2015:

	Six Months Ended June 30, 2016			Year Ended December 31, 2015
Distributions paid in cash — noncontrolling interests	$5,503			$11,000
Distributions paid in cash — common stockholders	4,278,551			2,631,865
Distributions paid in cash — preferred equity	—			397,803
Distributions of DRP	5,941,518			4,537,562
Total distributions	$10,225,572	(1)		$7,578,230
Source of distributions (2)
Cash flows provided by operations	$4,181,961		41%	$861,262	11%
Offering proceeds from issuance of common stock	102,093		1%	2,179,406	29%
Offering proceeds from issuance of common stock pursuant to the DRP	5,941,518		58%	4,537,562	60%
Total sources	$10,225,572	(3)	100%	$7,578,230	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of June 30, 2016 were $1.0 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2016:

	Payments Due During the Years Ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1) (4)	$228,427,720	$—	$—	$101,635,821	$126,791,899
Interest on outstanding debt obligations (2)	58,254,065	3,899,918	15,599,559	13,575,140	25,179,448
Interest rate swaps (3)	772,669	146,217	626,452
Total	$287,454,454	$4,046,135	$16,226,011	$115,210,961	$151,971,347

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at June 30, 2016. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at June 30, 2016. Projected interest payments are based on the interest rate in effect at June 30, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBO rate as of June 30, 2016.

(4)	Deferred financing costs are excluded from total contractual obligations above.

Off-Balance Sheet Arrangements
As of June 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
On February 25, 2016, the Company executed one interest rate swap agreement to hedge the variable cash flows associated with certain existing LIBO Rate-based variable-rate debt, including the Company's Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $0.01 million annually.

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

Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which could materially affect our business, financial condition or future results. Except as presented below, there have been no material changes in the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016 and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as filed with the SEC on May 13, 2016.
Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, financial loss, liability for stolen assets or information, increased cybersecurity protection and insurance costs, litigation and damage to our tenant and investor relationships. As our reliance on technology increases, so will the risks posed to our information systems, both internal and those we outsource. There is no guarantee that any processes, procedures and internal controls we have implemented or will implement will prevent cyber intrusions, which could have a negative impact on our financial results, operations, business relationships or confidential information.
A recent rule issued by the United States Department of Labor regarding the definitional scope of “investment advice” under ERISA and the Internal Revenue Code could have a negative impact on our ability to raise capital.
In April 2016, the U.S. Department of Labor issued a final rule that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. The final rule could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
We registered $2,200,000,000 in common shares in our current public offering (SEC File No. 333-194280, declared effective July 31, 2014), consisting of $2.0 billion in common shares for sale to the public in the Primary Offering and $200.0 million in common shares for sale pursuant to the DRP. On March 29, 2016, our board of directors approved a reallocation of shares being offered in our Offering and the commencement of offering a new class of common stock, Class I shares. Effective April 25, 2016, we are offering up to $1.56 billion in shares of Class T common stock and up to $0.2 billion in shares of Class I common stock in our Primary Offering. Class I shares are sold at a price of $9.30 per share, reflecting the fact that no selling commissions or stockholder servicing fees are payable on such shares.
As of June 30, 2016, we had received aggregate gross proceeds from our Offering of $496.9 million from the sale of 49,847,689 shares and approximately $10.5 million from the issuance of 1,108,394 shares of our common stock pursuant to the DRP. Our equity raise as of June 30, 2016 resulted in the following:

Common shares issued in our Offering	49,847,689
Common shares issued in our Offering pursuant to the DRP	1,108,394
Total common shares	50,956,083
Gross proceeds from our Offering	$496,898,928
Gross proceeds from our Offering from shares issued pursuant to our DRP	10,529,746
Total gross proceeds from our Offering	507,428,674
Selling commissions and Dealer Manager fees incurred	(38,077,894)
Reimbursement of O&O costs paid to our Advisor	(3,418,892)
Net proceeds from our Offering	465,931,888
Reimbursement of O&O costs owed to our Advisor	(1,829,273)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$464,102,615
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisition of real property of $206.7 million;

•	Earnest money deposits for property acquisitions assigned to us of $30.7 million;

•	Redemption of preferred units of $73.3 million;

•	Pay down of revolving credit facility of $77.0 million;

•	Closing costs related to the Revolving Credit Facility and other debt instruments of $4.2 million;

•	Acquisition fees and expense reimbursement paid to our Advisor of $14.4 million; and

•	Payment of a portion of cash distributions to stockholders of $7.3 million.

•	The excess cash from our Offering proceeds of approximately $50.4 million is included in cash and cash equivalents as of June 30, 2016.
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

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to the Registrant's Post Effective Amendment No. 6 to the Registration Statement filed of Form S-11, filed on June 22, 2016, SEC File No. 333-194280

4.2
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

10.1
Amendment No. 2 to Selected Dealer Agreement dated April 11, 2016 between the Registrant, Griffin Capital Securities, LLC, Griffin Capital Essential Asset Advisor II, LLC, Griffin Capital Corporation, and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the period ended March 31, 2016, filed on May 13, 2016, SEC File No. 000-55605

10.2
Amendment No. 3 to the Dealer Manager Agreement and Participating Dealer Agreement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

10.3
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

10.4
Amendment No. 3 to Selected Dealer Agreement with Ameriprise dated May 31, 2016, incorporated by reference to Exhibit 10.55 to the Registrant's Post-Effective Amendment No. 6 to Form S-11, filed on June 22, 2016, SEC File No. 333-194280

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended June 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	August 11, 2016	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)