Form 10-Q
period 2016-09-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2016-11-10
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2016, there were 65,607,155 shares of Class A, Class T and Class I common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements include, in particular, statements about our plans, strategies, and prospects and are subject to risks, uncertainties, and other factors. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.

See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$28,989,171	$17,609,981
Real estate:
Land	96,937,781	53,229,574
Building	531,529,150	353,083,087
Tenant origination and absorption cost	170,910,229	110,652,188
Total real estate	799,377,160	516,964,849
Less: accumulated depreciation and amortization	(30,970,822)	(12,060,635)
Total real estate, net	768,406,338	504,904,214
Above market leases, net	232,065	—
Real estate acquisition deposits	13,000,000	8,950,000
Deferred rent	3,960,594	1,500,086
Other assets, net	4,903,404	3,755,692
Total assets	$819,491,572	$536,719,973
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$99,289,205	$135,940,517
AIG Loan	126,087,115	126,013,457
Total debt	225,376,320	261,953,974
Accrued expenses and other liabilities	19,894,471	7,116,194
Distributions payable	1,250,556	556,246
Due to affiliates	20,738,517	2,323,696
Below market leases, net	49,432,293	35,262,532
Total liabilities	316,692,157	307,212,642
Commitments and contingencies (Note 11)
Common stock subject to redemption	13,173,779	4,566,044
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of September 30, 2016 and December 31, 2015	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 62,226,367 and 28,556,170 Class A, Class T and Class I shares outstanding, as of September 30, 2016 and December 31, 2015, respectively.	62,225	28,556
Additional paid-in capital	542,319,897	250,757,479
Cumulative distributions	(28,408,537)	(8,257,717)
Accumulated deficit	(24,384,375)	(17,684,220)
Accumulated other comprehensive loss	(49,585)	—
Total stockholders' equity	489,539,625	224,844,098
Noncontrolling interests	86,011	97,189
Total equity	489,625,636	224,941,287
Total liabilities and equity	$819,491,572	$536,719,973

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Rental income	$13,122,493	$8,475,850	$34,420,747	$11,673,877
Property expense recovery	3,210,929	1,207,078	7,745,296	1,609,685
Total revenue	16,333,422	9,682,928	42,166,043	13,283,562
Expenses:
Asset management fees to affiliates	1,627,034	1,054,094	4,259,379	1,423,053
Property management fees to affiliates	260,188	102,892	659,436	128,915
Property operating	1,157,528	490,542	2,710,786	532,743
Property tax	1,663,871	977,218	4,368,324	1,354,520
Acquisition fees and expenses to non-affiliates	384,406	587,499	880,391	2,865,687
Acquisition fees and expenses to affiliates	3,324,577	2,128,671	6,323,670	9,649,739
General and administrative	689,951	542,844	2,108,884	1,344,533
Corporate operating expenses to affiliates	501,170	189,113	1,492,059	478,057
Depreciation and amortization	7,299,478	4,767,334	18,910,187	6,644,657
Total expenses	16,908,203	10,840,207	41,713,116	24,421,904
Income (loss) from operations	(574,781)	(1,157,279)	452,927	(11,138,342)
Other income (expense):
Interest income	171	29	1,358	261
Interest expense	(2,162,115)	(1,480,969)	(7,157,334)	(2,324,434)
Net loss	(2,736,725)	(2,638,219)	(6,703,049)	(13,462,515)
Distributions to redeemable preferred unit holders	—	(345,009)	—	(366,202)
Preferred units redemption charge	—	(279,740)	—	(279,740)
Less: Net loss attributable to noncontrolling interests	959	3,726	2,894	28,293
Net loss attributable to common stockholders	$(2,735,766)	$(3,259,242)	$(6,700,155)	$(14,080,164)
Net loss attributable to common stockholders, basic and diluted	$(0.05)	$(0.18)	$(0.15)	$(1.30)
Weighted average number of common shares outstanding, basic and diluted	57,062,151	17,732,284	45,283,343	10,791,168
Distributions declared per common share	$0.14	$0.14	$0.42	$0.41

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,736,725)	$(2,638,219)	$(6,703,049)	$(13,462,515)
Other comprehensive loss:
Change in fair value of swap agreement	281,071	—	(49,634)	—
Total comprehensive loss	(2,455,654)	(2,638,219)	(6,752,683)	(13,462,515)
Distributions to redeemable preferred unit holders	—	(345,009)	—	(366,202)
Preferred units redemption premium	—	(279,740)	—	(279,740)
Less: comprehensive loss attributable to noncontrolling interests	860	3,726	2,943	28,293
Comprehensive loss attributable to common stockholders	$(2,454,794)	$(3,259,242)	$(6,749,740)	$(14,080,164)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	—	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	26,897,208	167,766	268,804,318	—	—	—	268,972,084	—	268,972,084
Adjustment to par value - common stock	—	(152,530)	152,530	—	—	—	—	—	—
Discount on issuance of common stock	—	—	(997,020)	—	—	—	(997,020)	—	(997,020)
Offering costs including dealer manager fees to affiliates	—	—	(27,514,088)	—	—	—	(27,514,088)	—	(27,514,088)
Distributions to common stockholders	—	—	—	(3,172,832)	—	—	(3,172,832)	—	(3,172,832)
Issuance of shares for distribution reinvestment plan	477,638	1,509	4,536,053	(4,537,562)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(4,537,562)	—	—	—	(4,537,562)	—	(4,537,562)
Issuance of stock dividends	47,551	476	475,038	(475,514)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,000)	(11,000)
Preferred units offering cost	—	—	(375,000)	—	—	—	(375,000)	—	(375,000)
Write-off of offering cost on redemption of preferred units	—	—	375,000	—	—	—	375,000	—	375,000
Net loss	—	—	—	—	(17,247,604)	—	(17,247,604)	(30,852)	(17,278,456)
BALANCE December 31, 2015	28,556,170	$28,556	$250,757,479	$(8,257,717)	$(17,684,220)	$—	$224,844,098	$97,189	$224,941,287
Gross proceeds from issuance of common stock	32,574,883	32,575	325,317,154	—	—	—	325,349,729	—	325,349,729
Discount on issuance of common stock	—	—	(673,438)	—	—	—	(673,438)	—	(673,438)
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(34,758,704)	—	—	—	(34,758,704)	—	(34,758,704)
Distributions to common stockholders	—	—	—	(8,259,996)	—	—	(8,259,996)	—	(8,259,996)
Issuance of shares for distribution reinvestment plan	1,074,982	1,074	10,211,250	(10,212,324)	—	—	—	—	—
Repurchase of common stock	(147,552)	(148)	(1,436,275)	—	—	—	(1,436,423)	—	(1,436,423)
Additions to common stock subject to redemption	—	—	(8,775,901)	—	—	—	(8,775,901)	—	(8,775,901)
Issuance of stock dividends	167,884	168	1,678,332	(1,678,500)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8,235)	(8,235)
Net loss	—	—	—	—	(6,700,155)	—	(6,700,155)	(2,894)	(6,703,049)
Other comprehensive loss	—	—	—	—	—	(49,585)	(49,585)	(49)	(49,634)
BALANCE September 30, 2016	62,226,367	$62,225	$542,319,897	$(28,408,537)	$(24,384,375)	$(49,585)	$489,539,625	$86,011	$489,625,636

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net loss	$(6,703,049)	$(13,462,515)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building	7,700,745	2,692,040
Amortization of tenant origination and absorption cost	11,209,442	3,952,617
Amortization of above and below market leases	(2,654,304)	(1,091,830)
Amortization of deferred financing costs	576,721	328,322
Deferred rent	(2,460,508)	(786,042)
Unrealized gain on interest rate swaps	(167,937)	—
Change in operating assets and liabilities:
Other assets, net	(955,152)	(2,433,902)
Accrued expenses and other liabilities	1,126,070	4,914,656
Due to affiliates, net	327,528	10,115,172
Net cash provided by operating activities	7,999,556	4,228,518
Investing Activities:
Acquisition of property, net	(254,336,270)	(460,474,220)
Real estate acquisition deposits	(4,050,000)	—
Net cash used in investing activities	(258,386,270)	(460,474,220)
Financing Activities:
Principal payoff of indebtedness - Credit Facility	(55,000,000)	—
Proceeds from borrowings - Credit Facility	17,900,000	275,400,000
Deferred financing costs	(54,375)	(1,198,543)
Issuance of common stock, net of discounts and offering costs	307,930,623	173,133,949
Issuance of preferred equity subject to redemption	—	68,360,000
Redemption of preferred units	—	(54,650,000)
Repurchase of common stock	(1,436,423)	—
Distributions paid to common stockholders	(7,565,653)	(1,356,985)
Distributions paid to noncontrolling interests	(8,268)	(8,258)
Distributions paid to preferred units subject to redemption	—	(21,193)
Net cash provided by financing activities	261,765,904	459,658,970
Net increase (decrease) in cash and cash equivalents	11,379,190	3,413,268
Cash and cash equivalents at the beginning of the period	17,609,981	6,171,317
Cash and cash equivalents at the end of the period	$28,989,171	$9,584,585
Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$7,079,094	$686,070
Supplemental Disclosures of Non-Cash Transactions:
Decrease in fair value of swap agreement	$(49,634)	$—
Increase in Stock Servicing Fee Payable	$14,280,836	$24,968
Increase in distributions payable - common stock	$694,343	$343,787
Common stock issued pursuant to the distribution reinvestment plan	$10,212,324	$2,596,801

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

1. Organization
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust (“REIT”) as of December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expects to use a substantial amount of the net proceeds from its initial public offering to invest in these properties. The Company’s year end is December 31.
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
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital Asset Management Company, LLC, a Delaware limited liability company ("GAMCO") is the sole member of the Advisor and Griffin Capital, LLC, a Delaware limited liability company ("GC") is the sole member of GAMCO. The Sponsor is the sole member of GC. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the Advisory Agreement (as defined in Note 10, Related Party Transactions.) The Company's officers are also officers of the Advisor and officers of the Sponsor.
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
The Company registered $2.2 billion in common shares in its initial public offering (“Offering”), consisting of $2.0 billion in common shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in common shares for sale pursuant to the distribution reinvestment plan (“DRP”). (See Note 8, Equity, for additional details.)
In September 2016, the Company's board of directors approved the close of the Company’s Primary Offering effective January 20, 2017. The Company intends to continue to sell shares of its common stock in the offering pursuant to its DRP following the termination of its Primary Offering.
Griffin Capital Securities, LLC (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of GC. The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Offering.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2016.
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
Stockholder Servicing Fee
The Company pays the Dealer Manager a stockholder servicing fee with respect to the Class T shares sold as additional compensation to the Dealer Manager, which will be reallocated to the participating broker-dealers. Participating broker-dealers are expected to provide ongoing or regular account or portfolio maintenance for the stockholder, which may include one or more of the following: assisting with recordkeeping, assisting and processing distribution payments, assisting with share repurchase requests, offering to contact the stockholder periodically to provide information about the stockholder’s investment in the Company or to answer questions about the account statement or valuations, or providing other similar services as the stockholder may reasonably require in connection with such stockholder’s investment in Class T shares. The stockholder servicing fee accrues daily equal to 1/365th of 1% of the purchase price per share of the Class T shares sold in the Company's Primary Offering up to a maximum of 4% in the aggregate and is paid quarterly. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in this Offering upon the occurrence of certain defined events. The Dealer Manager will generally re-allow 100% of the stockholder servicing fee to participating broker-dealers; provided, however, that with respect to any individual investment, the Dealer Manager will not re-allow the related stockholder servicing fee to any participating broker-dealer if such participating broker-dealer ceases to hold the account related to such investment. In addition, the Dealer Manager will not re-allow the stockholder servicing fee to any participating broker-dealer if such participating broker-dealer does not have a current executed selling agreement with the Dealer Manager. In any instance in which the Dealer Manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the Dealer Manager will return such fee to the Company. The Company records the stockholder servicing fee as a reduction to paid in capital at the time of sale of the Class T share with a corresponding liability, on an undiscounted basis. From inception through March 31, 2016, the Company recorded the stockholder servicing fee as a general and administrative expense when the fee was paid.
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
Derivative Instruments and Hedging Activities
Accounting Standards Codification ("ASC") Topic 815: Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, qualitative disclosures are required that explain the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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
The accompanying unaudited consolidated financial statements of the Company were prepared by management on the accrual basis of accounting and in accordance with principles generally accepted in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board ("FASB") ASC, and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2016 and December 31, 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings per Share. ASC 260-10 requires the computations of basic and diluted earnings per share shall be adjusted retroactively for all periods presented to reflect the change in capital structure, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per-share computations for those and any prior-period consolidated financial statements presented shall be based on the new number of shares.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the new standard may have on our consolidated financial statements.
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
September 30, 2016
(Unaudited)

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

3. Real Estate
As of September 30, 2016, the Company's real estate portfolio consisted of 21 properties (28 buildings) in 14 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $745.0 million including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 4.5 million square feet.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2016 was $7.7 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2016, was $11.2 million.
Total rental income included in the Company's statement of operations from acquisitions in 2016 was approximately $5.2 million for the nine months ended September 30, 2016.
The purchase price and other acquisition items for properties acquired during the nine months ended September 30, 2016 are shown below.

							Paid to Advisor
Property	Location	Tenant/Major Lessee		Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Reimbursable Expenses (1)	Contingent Advisor Payment (2)	Year of Lease Expiration
Toshiba TEC	Durham, NC	Toshiba TEC Corporation		1/21/2016	$35,800,748	200,800	$870,409	$—	2028
NETGEAR	San Jose, CA	NETGEAR, Inc.		5/17/2016	44,000,000	142,700	1,000,411	197,780	2025
Nike	Hillsboro, OR	Nike, Inc.		6/16/2016	45,500,000	266,800	1,139,376	841,750	2020
Zebra Technologies	Lincolnshire, IL	Hewitt Associates LLC	(3)	8/1/2016	60,150,000	283,300	1,346,120	1,112,775	2017/2026
WABCO	North Charleston, SC	WABCO Air Compressor Holdings Inc.		9/14/2016	13,834,500	145,200	456,905	255,938	2023
IGT	Las Vegas, NV	IGT		9/27/2016	66,500,000	222,300	1,521,553	1,230,250	2030

(1)
The fee consists of a 2.0% base acquisition fee and acquisition expense reimbursement for actual acquisition expenses incurred, estimated to be approximately 1% of acquisition value. (See Note 10, Related Party Transactions, for additional discussion.)

(2)
Pursuant to the Advisory Agreement, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) for each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that $5.0 million of amounts advanced by the Advisor for dealer manager fees and organizational and offering expenses (the "Contingent Advisor Payment Holdback") will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings.

(3)
The property is currently leased to Hewitt Associates LLC ("Hewitt"), a wholly owned subsidiary of Aon PLC, through February 28, 2017, and Zebra Technologies Corporation ("Zebra Technologies") occupies the property under a sublease agreement. On March 1, 2017, immediately following Hewitt's lease expiration, Zebra Technologies' 117-month lease with the Company will commence.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the nine months ended September 30, 2016, the Company used discount rates ranging from 7.00% to 8.50%.
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
The following summarizes the purchase price allocation for the properties acquired during the nine months ended September 30, 2016:

Property	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above Market	In-Place Lease Valuation (Below) Market	Total
Toshiba TEC	$4,130,000	$28,640,000	$8,180,748	$—	$(5,150,000)	$35,800,748
NETGEAR	$20,725,500	$17,656,000	$8,230,500	$—	$(2,612,000)	$44,000,000
Nike	$5,988,000	$32,535,000	$9,862,000	$—	$(2,885,000)	$45,500,000
Zebra Technologies (1)	$5,238,441	$35,939,000	$20,586,559	$326,000	$(1,940,000)	$60,150,000
WABCO (1)	$1,301,500	$10,823,000	$1,775,000	$—	$(65,000)	$13,834,500
IGT (1)	$6,324,766	$52,818,000	$11,623,234	$—	$(4,266,000)	$66,500,000

(1)	As of September 30, 2016, the purchase price allocation for the acquisition has been allocated on a preliminary basis to the respective assets acquired and the liabilities assumed.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Company’s properties acquired during the three and nine months ended September 30, 2016, had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$18,632,938	$17,257,323	$55,543,077	$32,842,868
Net (loss) income	$1,523,815	$2,561,058	$3,626,282	$3,797,764
Net (loss) income attributable to noncontrolling interests	$534	$2,925	$1,604	$7,186
Net (loss) income attributable to common stockholders	$1,523,281	$1,933,386	$3,624,678	$3,144,636
Net (loss) income to common stockholders per share, basic and diluted	$0.03	$0.11	$0.08	$0.30
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2016 to 2030.

As of September 30, 2016
Remaining 2016	$12,990,074
2017	48,076,879
2018	52,940,065
2019	54,125,860
2020	55,274,579
Thereafter	271,265,567
Total	$494,673,024
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

	September 30, 2016	December 31, 2015
In-place lease valuation (above market)	$326,000	$—
In-place lease valuation (above market), accumulated amortization	(93,935)	—
In-place lease valuation (above market), net	$232,065	$—
In-place lease valuation (below market)	$(54,038,561)	$(37,120,561)
In-place lease valuation (below market) - accumulated amortization	4,606,268	1,858,029
In-place lease valuation (below market), net	$(49,432,293)	$(35,262,532)
Tenant origination and absorption cost	$170,910,229	$110,652,188
Tenant origination and absorption cost - accumulated amortization	(18,354,536)	(7,145,094)
Tenant origination and absorption cost, net	$152,555,693	$103,507,094

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 8.8 and 8.9 years as of September 30, 2016 and December 31, 2015, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the nine months ended September 30,
	2016	2015
In-place lease valuation	$(2,654,304)	$(1,091,830)
Tenant origination and absorption cost	$11,209,442	$3,952,616
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of September 30, 2016 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2016	$(986,000)	$4,739,000
2017	(4,580,000)	19,382,000
2018	(4,706,000)	19,467,000
2019	(4,706,000)	19,467,000
2020	(4,706,000)	19,467,000
4. Debt
As of September 30, 2016 and December 31, 2015, the Company's debt and related deferred financing costs consisted of the following:

	Book Value as of September 30, 2016	Book Value as of December 31, 2015	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$101,457,720	$138,557,720	2.18%	Interest Only	December 2019 (2)	2.88%
AIG Loan	126,970,000	126,970,000	4.15%	Interest Only (3)	November 2025	4.23%
Unamortized deferred financing costs	(3,051,400)	(3,573,746)
Total Debt, net	$225,376,320	$261,953,974

(1)
The 2.18% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.21% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.65%. As of September 30, 2016, the LIBO Rate was 0.53%. Including the effect of an interest rate swap agreement with a notional amount of $100.0 million, the weighted average interest rate as of September 30, 2016 was approximately 3.38% for the Company's fixed-rate and variable-rate debt combined.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at September 30, 2016 and includes the effect of amortization of deferred financing costs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
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
The Revolving Credit Facility will initially be secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. Upon the occurrence of certain conditions set forth in the credit agreement, the security for the Revolving Credit Facility shall be released, at the Company's request, provided there is no event of default then existing, and the facility will then be deemed an unsecured revolver. (See Note 13, Subsequent Events, for an update on the release of the security for the Revolving Credit Facility).
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
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of September 30, 2016.

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
September 30, 2016
(Unaudited)

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
The following table sets forth a summary of the interest rate swap at September 30, 2016 and December 31, 2015:

				Fair value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Assets/(Liabilities):
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$118,303	$—	$100,000,000	$—

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2016, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

(2)	Represents the notional amount of swap that was effective as of the balance sheet date of September 30, 2016 and December 31, 2015.
The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the periods presented:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCL on derivatives (effective portion)	$220,293	$(183,946)
Amount of (loss) gain reclassified from AOCL into earnings under “Interest expense” (effective portion)	$(60,778)	$(134,312)
Amount of (loss) gain recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$167,937	$167,937
During the next twelve months, the Company estimates that an additional $0.1 million of expense will be recognized from AOCL into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2016, the fair value of interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to these agreements, which was approximately $0.1 million. As of September 30, 2016, the Company had not posted any collateral related to these agreements.
6. Fair Value Measurements

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2016.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
September 30, 2016	$118,303	$—	$118,303	$—

Financial instruments as of September 30, 2016 consisted of cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses, fixed rate debt and other borrowings. The amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2016. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2016 and year ended December 31, 2015.

7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Prepaid rent	$8,993,279	$2,382,913
Tenant improvement allowance	4,837,685	74,951
Real estate taxes payable	2,336,200	1,118,866
Other liabilities	3,727,307	3,539,464
Total	$19,894,471	$7,116,194

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

8. Equity
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
On March 29, 2016, the Company's board of directors approved a reallocation of shares being offered in the Primary Offering and the commencement of offering a new class of common stock, Class I shares. Effective April 25, 2016, the Company is offering up to $1.56 billion in shares of Class T common stock and up to $0.2 billion in shares of Class I common stock in the Primary Offering. Class I shares are sold at a price of $9.30 per share, reflecting the fact that no selling commissions or stockholder servicing fees are payable on such shares. Class I shares are only available to investors who: (1) purchase shares through fee-based programs, also known as wrap accounts, (2) purchase shares through participating broker dealers that have alternative fee arrangements with their clients, (3) purchase shares through certain registered investment advisers, (4) purchase shares through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers, or (5) are an endowment, foundation, pension fund or other institutional investor. In September 2016, the Company's board of directors approved the close of the Company’s Primary Offering effective January 20, 2017. (See Note 1, Organization, for a discussion on the closing of the Company's Primary Offering).
The Company determined to cease offering Class A shares and commence offering Class T shares and Class I shares due to recent regulatory developments and trends related to non-traded alternative investment products, which include concerns over the amount of selling commissions paid from offering proceeds and disclosure of the same on customer account statements, and have resulted in many sponsors of alternative investment products electing to utilize share class structures that involve a lower up-front selling commission paid from offering proceeds. Class A shares, Class T shares and Class I shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at meetings of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote. Each class of common stock is entitled to the same distributions as other classes, and the net asset value, or NAV, per share is the same across share classes.
The following table summarizes shares issued and gross proceeds for each share class as of September 30, 2016:

	Class A	Class T	Class I
Gross proceeds from Primary Offering	$240,779,591	$357,574,012	$5,302,188
Gross proceeds from DRP	$10,263,557	$4,512,631	$24,363
Shares issued in Primary Offering	24,199,760	35,830,637	570,134
DRP shares issued	1,080,374	475,014	2,565
Stock distribution shares issued	139,869	75,094	472
Total	25,420,003	36,380,745	573,171

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's Primary Offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding selling commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the DRP), and (ii) 15% (including selling commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the DRP). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of September 30, 2016 and December 31, 2015, organizational and offering costs were 3.2% and 1.4% of gross offering proceeds, respectively, excluding selling commissions, dealer manager fees and stockholder servicing fees, and 10.6% and 10.5% of gross offering proceeds, respectively, including selling commissions, dealer manager fees and stockholder servicing fees. As of September 30, 2016 and December 31, 2015, organizational and offering costs did not exceed the limitations.
Organizational and offering costs incurred as of September 30, 2016 and December 31, 2015, including those incurred by the Company and due to the Advisor, for the Offering are as follows:

	September 30, 2016	December 31, 2015
Cumulative offering costs	$63,427,686	$28,668,982
Cumulative organizational costs	$713,769	$517,841
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$3,680,398	$3,534,806
Less payments	(3,680,398)	(3,073,206)
Net organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback(1)	$—	$461,600
Advisor Advances:
Organizational and offering costs advanced by the Advisor	2,041,942	382,314
Dealer Manager fees advanced by the Advisor	3,570,883	764,628
Net organizational and offering costs and Dealer Manager fees advanced by the Advisor	$5,612,825	$1,608,542

(1)	See Note 10, Related Party Transactions, for discussion on Contingent Advisor Payment Holdback.
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
Share Redemption Program
The Company adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by the Company. During any calendar year, the Company will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s DRP. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares will be redeemed on the last business day of the month following such calendar quarter. The redemption price per share is expected to be the redemption rate set forth in the following table which is based upon the number of years the stock is held:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Number Years Held	Redemption Price per Share
Less than 1 year	No Redemption Allowed
After one year from the purchase date	90.0% of the Redemption Amount (as defined below)
After two years from the purchase date	95.0% of the Redemption Amount
After three years from the purchase date	97.5% of the Redemption Amount
After four years from the purchase date	100.0% of the Redemption Amount
The Redemption Amount for shares purchased under the Company's share redemption program shall be the lesser of (i) the amount the stockholder paid for their shares or (ii) the NAV of the shares. The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors.
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP. As of September 30, 2016, $13.2 million of common stock were available for redemption and $0.2 million of common stock were reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2016.

Redemption requests will be honored on or about the last business day of the month following the end of each quarter. Requests for redemption must be received on or prior to the end of the quarter in order for the Company to repurchase the shares as of the end of the following month. As of June 30, 2016, $1.2 million of common stock were tendered and redeemed on August 1, 2016.

9. Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of September 30, 2016, noncontrolling interests were approximately 0.03% of total shares and 0.04% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2016 and the year ended December 31, 2015:

	Nine Months Ended September 30, 2016	Year Ended December 31, 2015
Beginning balance	$97,189	$139,041
Distributions to noncontrolling interests	(8,235)	(11,000)
Net loss	(2,894)	(30,852)
Other comprehensive loss	(49)	—
Ending balance	$86,011	$97,189
10. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of September 30, 2016 and December 31, 2015:

	Year Ended December 31, 2015	Nine Months Ended September 30, 2016
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$8,675	$6,323,670	$6,332,345	$—
Operating expenses	108,538	1,517,029	876,305	749,262
Asset management fees	400,120	4,259,380	4,041,041	618,459
Property management fees	94,528	659,436	668,084	85,880
Organization and offering expenses
Organizational expenses	2,383	—	2,383	—
Offering expenses	459,216	26,371	485,587	—
Other costs advanced by the Advisor	23,029	68,405	78,727	12,707
Selling commissions
Class T shares	40,421	9,042,878	9,045,145	38,154
Dealer Manager fees
Class T and I shares	14,876	3,137,557	3,137,189	15,244
Stockholder servicing fee(1)	24,968	14,280,836	699,818	13,605,986
Advisor Advances:(2)
Organization and offering expenses	382,314	2,266,819	607,191	2,041,942
Dealer Manager fees (3)	764,628	6,444,748	3,638,493	3,570,883
Total	$2,323,696	$48,027,129	$29,612,308	$20,738,517

(1)
The Dealer Manager is entitled to receive a stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% in the aggregate.

(2)
Pursuant to the Advisory Agreement, commencing November 2, 2015, the Company remains obligated to reimburse the Advisor for organizational and offering costs incurred after such date, but only to the extent that such costs exceed 1.0% of the gross offering proceeds of the Company’s Offering (subject to the limits discussed in Note 8, Equity). In addition, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) for each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% Contingent Advisor Payment; provided, however, the Contingent Advisor Payment Holdback will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings.

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
September 30, 2016
(Unaudited)

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Operating expenses for the three and nine months ended September 30, 2016 included approximately $0.1 million and $0.2 million, respectively, to reimburse the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, former principal financial officer, Joseph E. Miller and executive vice president, David C. Rupert, for services provided to the Company, for which the Company does not pay the Advisor a fee. In addition, the Company incurred approximately $0.1 million and $0.3 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the three and nine months ended September 30, 2016, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

Property Management Agreement
In the event that the Company contracts directly with non-affiliated third party property managers with respect to its individual properties, the Company pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining the Company's properties, as well as certain allocations of office, administrative, and supply costs. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company pays the Property Manager aggregate property management fees of up to 3.0%, or greater if the lease so allows, of gross revenues received for management of the Company's properties, plus reimbursable costs as applicable. These property management fees may be paid or re-allowed to third party property managers if the Property Manager contracts with a third party. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.
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
Employee and Director Long-Term Incentive Plan
The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of September 30, 2016, 6,222,637 shares were reserved for issuance under the Plan, however, no awards had been granted under the Plan.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of ten other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund ("GIREX"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.

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
September 30, 2016
(Unaudited)

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
11. Commitments and Contingencies
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(Unaudited)

12. Declaration of Distributions
During the quarter ended September 30, 2016, the Company paid cash distributions in the amount of $0.0015027322 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2016 through September 30, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

During the quarter ended September 30, 2016, the Company paid stock distributions in the amount of 0.000013661 Class A shares, Class T shares or Class I shares per day per share payable to stockholders of record at the close of business on each day during the period from July 1, 2016 through September 30, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On September 14, 2016, the Company's board of directors declared cash distributions in the amount of $0.0015027322 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2016 through December 31, 2016. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

On September 14, 2016, the Company's board of directors declared a stock distribution in the amount of 0.000013661 Class A shares, Class T shares or Class I shares of stock per day per share payable to stockholders of record at the close of business each day of the period from October 1, 2016 through December 31, 2016. Such stock distribution to each stockholder of record during a month will be issued on such date of the following month as the Company's Chief Executive Officer may determine.
13. Subsequent Events
Status of the Offering
As of November 7, 2016, the Company has received and accepted subscriptions in the Offering for 63,822,234 shares of common stock, or $635.6 million, excluding shares of common stock issued pursuant to the DRP. To date, a total of $16.4 million in distributions of common stock were reinvested pursuant to the DRP and 1,726,214 shares of common stock were issued pursuant to the DRP.
Acquisition of 3M Property
On October 25, 2016, the Company, through the Operating Partnership, acquired a single story, Class "A" distribution and warehouse property consisting of 978,120 net rentable square feet situated on a 49.71-acre site located in DeKalb, Illinois (the "3M property"). The 3M property is currently leased in its entirety to 3M Company ("3M"). The purchase price for the 3M property was approximately $69.4 million, plus closing costs.

Security Interest Termination
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable rate shall be effective as of January 1, 2017.

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
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company," "we," "us," "our"), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust ("REIT") for the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a newly formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, our Advisor. Our year end is December 31.
Our Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the Securities and Exchange Commission ("SEC") declaring the offering effective on July 31, 2014, our Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We registered $2.2 billion in common shares in our initial public offering (“Offering”), consisting of $2.0 billion in common shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in common shares for sale pursuant to our distribution reinvestment plan (“DRP”). On March 29, 2016, our board of directors approved a reallocation of shares being offered in our Public Offering and the commencement of offering a new class of common stock, Class I shares. Effective April 25, 2016, we are offering up to $1.56 billion in shares of Class T common stock and up to $0.2 billion in shares of Class I common stock in our Offering. Class T shares are sold at a price of $10.00 per share. Class I shares are sold at a price of $9.30 per share, reflecting the fact that no selling commissions or stockholder servicing fees are payable on the Class I shares. We issue shares of our common stock pursuant to our DRP at a purchase price of $9.50 per share for all share classes.
In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. We intend to continue to sell shares of our common stock in the offering pursuant to our DRP following the termination of our Primary Offering.
As of September 30, 2016, our real estate portfolio consisted of 21 properties (28 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $745.0 million, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 4.5 million square feet. Our annualized net rent for the 12-month period subsequent to September 30, 2016 was approximately $50.7 million with approximately 82.6% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our rentable square feet under lease as of September 30, 2016 was 100%, with a weighted average remaining lease term of 8.8 years with average annual rent increases of approximately 2.3%, and a debt to total real estate acquisition value of 30.7%.

The purchase price and other lease information of the properties acquired during the nine months ended September 30, 2016 are shown below:

Property	Location	Tenant/Major Lessee		Acquisition Date	Purchase Price	Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2016 Annualized Net Rent (1)
Toshiba TEC	Durham, NC	Toshiba TEC Corporation		1/21/2016	$35,800,748	200,800	100%	Office	2028	$2,226,378
NETGEAR	San Jose, CA	NETGEAR, Inc.		5/17/2016	44,000,000	142,700	100%	Office	2025	2,232,050	(3)
Nike	Hillsboro, OR	Nike, Inc.		6/16/2016	45,500,000	266,800	100%	Office	2020	2,853,222
Zebra Technologies	Lincolnshire, IL	Hewitt Associates LLC	(2)	8/1/2016	60,150,000	283,300	100%	Office	2017/2026	4,468,183
WABCO	North Charleston, SC	WABCO Air Compressor Holdings Inc.		9/14/2016	13,834,500	145,200	100%	Industrial	2023	1,004,672
IGT	Las Vegas, NV	IGT		9/27/2016	66,500,000	222,300	100%	Office	2030	4,594,280

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2016 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)
The property is currently leased to Hewitt Associates LLC ("Hewitt"), a wholly owned subsidiary of Aon PLC, through February 28, 2017, and Zebra Technologies Corporation ("Zebra Technologies") occupies the property under a sublease agreement. On March 1, 2017, immediately following Hewitt's lease expiration, Zebra Technologies' 117-month lease with the Company will commence.

(3)	Excludes a $700,000 credit for free rent provided by the seller at the date of acquisition.
Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2016, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
California	$7,514,789	3	14.8%
Arizona	7,419,581	2	14.6
Nevada	6,593,368	2	13.1
New Jersey	5,190,760	1	10.2
Illinois	4,468,183	1	8.8
Ohio	4,063,351	3	8.1
Texas	3,950,548	1	7.8
Oregon	2,853,222	1	5.6
North Carolina	2,590,700	2	5.1
All Others (1)	6,045,335	5	11.9
Total	$50,689,837	21	100%

(1)	All others account for less than 5.0% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2016, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$11,776,158	3	23.2%
Technology Hardware & Equipment	8,926,611	3	17.6
Diversified Financials	5,862,676	1	11.6
Capital Goods	5,630,881	5	11.1
Banks	5,282,739	2	10.4
Energy	3,950,548	1	7.8
Transportation	3,012,263	2	6.0
Consumer Durables and Apparel	2,861,192	2	5.6
All Others (1)	3,386,769	3	6.7
Total	$50,689,837	22	100%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	All others account for less than 4.0% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2016, by tenant, based on the respective in-place leases, is as follows:

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
American Express Travel Related Services Company, Inc.	5,862,676	11.6%
Bank of America, N.A.	5,282,739	10.4
Wyndham Worldwide Operations	5,190,760	10.2
IGT	4,594,280	9.1
Zebra Technologies Corporation	4,468,183	8.8
Wood Group Mustang, Inc.	3,950,548	7.8
Nike, Inc.	2,853,222	5.6
Huntington Ingalls Incorporated	2,265,535	4.5
NETGEAR, Inc.	2,232,050	4.4
Toshiba TEC Corporation	2,226,378	4.4
MGM Resorts International	1,991,118	3.9
FedEx Freight, Inc.	1,860,914	3.7
All Others(1)	7,911,434	15.6
Total	$50,689,837	100%

(1)	All others account for less than 4% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2016 are as follows:

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
Remaining 2016	$7,970	1	2,400	—%
2020	8,135,961	3	746,900	16.1
2022	1,151,349	1	312,000	2.3
2023	6,867,348	2	658,600	13.5
2024	8,945,678	5	630,400	17.6
2025 and beyond	25,581,531	10	2,157,200	50.5
Total	$50,689,837	22	4,507,500	100%
Potential Acquisition
On November 4, 2015, we, through one entity wholly-owned by our operating partnership, entered into an assignment and assumption agreement with our sponsor related to the potential acquisition of the following property: a to-be-built, single-story, Class "A" fulfillment center located in Etna, Ohio which will be leased in its entirety to Amazon.com.dedc, LLC for a purchase price of approximately $88.9 million, plus closing costs and acquisition fees.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2015 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the nine months ended September 30, 2016.
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
Same Store Analysis
Comparison of the Three Months Ended September 30, 2016 and 2015
For the quarter ended September 30, 2016, our "Same Store" portfolio consisted of ten properties with an acquisition value of $354.8 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for ten properties for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$7,030,155	$6,877,969	$152,186	2%
Property expense recoveries	1,250,516	929,223	321,293	35%
Asset and property management fees to affiliates	1,001,016	957,980	43,036	4%
Property operating expenses (1)	1,265,996	1,155,016	110,980	10%

(1)	Includes property tax expenses.

Property Expense Recoveries
The increase in property expense recoveries compared to the same period a year ago is primarily the result of revised property expense recovery estimates as of the fourth quarter of 2015.
Property Operating Expenses
The increase in property operating expenses compared to the same period a year ago is primarily the result of an increase in property tax expense for the current year.
We did not have any properties which were held for a full period for all periods presented for the nine months ended September 30, 2016.
Portfolio Analysis
As of September 30, 2015, we owned 14 properties and as of September 30, 2016, we owned 21 properties. We are a “blind pool” offering and are in the offering and acquisitions stages of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three months and nine months ended September 30, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, property and asset management expenses, reimbursable expenses and depreciation and amortization expenses. See "Same Store Analysis" above for the property held for the same period of time. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Three and Nine Months Ended September 30, 2016 and 2015
We own 21 properties as of September 30, 2016. The variance differences from our results of operations for the three and nine months ended September 30, 2016 compared to the same period in the prior year, is primarily a result of current year activity including three full quarters of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to September 30, 2015.
The following tables provide summary information about our results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$13,122,493	$8,475,850	$4,646,643	55%
Property expense recoveries	3,210,929	1,207,078	2,003,851	166%
Asset management fees to affiliates	1,627,034	1,054,094	572,940	54%
Property management fees to affiliates	260,188	102,892	157,296	153%
Property operating expense	1,157,528	490,542	666,986	136%
Property tax expense	1,663,871	977,218	686,653	70%
Acquisition fees and expenses to non-affiliates	384,406	587,499	(203,093)	35%
Acquisition fees and expenses to affiliates	3,324,577	2,128,671	1,195,906	56%
General and administrative expenses	689,951	542,844	147,107	27%
Corporate operating expenses to affiliates	501,170	189,113	312,057	165%
Depreciation and amortization	7,299,478	4,767,334	2,532,144	53%
Interest expense	2,162,115	1,480,969	681,146	46%

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$34,420,747	$11,673,877	$22,746,870	195%
Property expense recoveries	7,745,296	1,609,685	6,135,611	381%
Asset management fees to affiliates	4,259,379	1,423,053	2,836,326	199%
Property management fees to affiliates	659,436	128,915	530,521	412%
Property operating expense	2,710,786	532,743	2,178,043	409%
Property tax expense	4,368,324	1,354,520	3,013,804	222%
Acquisition fees and expenses to non-affiliates	880,391	2,865,687	(1,985,296)	69%
Acquisition fees and expenses to affiliates	6,323,670	9,649,739	(3,326,069)	34%
General and administrative expenses	2,108,884	1,344,533	764,351	57%
Corporate operating expenses to affiliates	1,492,059	478,057	1,014,002	212%
Depreciation and amortization	18,910,187	6,644,657	12,265,530	185%
Interest expense	7,157,334	2,324,434	4,832,900	208%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total increase in acquisition fees and expenses to non-affiliates and affiliates for the three months ended September 30, 2016 compared to the same period a year ago was approximately $1.0 million. The increase was a result of the total acquisition value closed for the respective periods; a total of three acquisitions for the three months ended September 30, 2016, with an acquisition value of approximately $140.5 million compared to five acquisitions for the three months ended September 30, 2015, with an acquisition value of $118.2 million.
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the nine months ended September 30, 2016 compared to the same period a year ago was approximately $5.3 million. The decrease was a result of the total acquisition value closed for the respective periods; a total of six acquisitions for the nine months ended September 30, 2016, with an acquisition value of $265.8 million compared to 14 acquisitions for the nine months ended September 30, 2015, with an acquisition value of $461.5 million.
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 was approximately $0.5 million and $1.8 million, respectively. The majority of the increase was related to increases in advisor overhead allocation expenses, transfer agent fees and audit and tax fees.
Interest Expense
The increase of interest expense for the three and nine months ended September 30, 2016 primarily related to the AIG Loan, which was entered into on October 22, 2015 and an increase in the average outstanding borrowings related to the Revolving Credit Facility and interest rate.
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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(2,736,725)	$(2,638,219)	$(6,703,049)	$(13,462,515)
Adjustments:
Depreciation of building and improvements	2,896,449	1,979,152	7,700,745	2,692,042
Amortization of leasing costs and intangibles	4,403,029	2,788,182	11,209,442	3,952,615
FFO/(FFO deficit)	$4,562,753	$2,129,115	$12,207,138	$(6,817,858)
Distributions to redeemable preferred unit holders	—	(345,009)	—	(366,202)
Distributions to noncontrolling interests	(2,765)	(2,772)	(8,235)	(8,227)
Preferred units redemption premium	—	(279,740)		(279,740)
FFO/(FFO deficit), adjusted for noncontrolling interest distributions	$4,559,988	$1,501,594	$12,198,903	$(7,472,027)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	$4,559,988	$1,501,594	$12,198,903	$(7,472,027)
Adjustments:
Acquisition fees and expenses to non-affiliates	384,406	587,499	880,391	2,865,687
Acquisition fees and expenses to affiliates	3,324,577	2,128,671	6,323,670	9,649,739
Revenues in excess of cash received (straight-line rents)	(896,618)	(620,151)	(2,460,508)	(786,042)
Amortization of above/(below) market rent	(968,921)	(529,582)	(2,654,304)	(1,091,830)
Unrealized gain on derivatives	(167,937)	—	(167,937)	—
Preferred units redemption premium	—	279,740	—	279,740
MFFO	$6,235,495	$3,347,771	$14,120,215	$3,445,267
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
The following table summarizes shares issued and gross proceeds for each share class as of September 30, 2016:

	Class A	Class T	Class I
Gross proceeds from Primary Offering	$240,779,591	$357,574,012	$5,302,188
Gross proceeds from DRP	$10,263,557	$4,512,631	$24,363
Shares issued in Primary Offering	24,199,760	35,830,637	570,134
DRP shares issued	1,080,374	475,014	2,565
Stock distribution shares issued	139,869	75,094	472
Total	25,420,003	36,380,745	573,171
On March 2, 2016, our board of directors extended the termination date of our Offering from July 31, 2016 until July 31, 2017, which is three years after the effective date of our Offering. Our board of directors has the right to further extend our Offering, in certain circumstances, or terminate our Offering at any time prior to July 31, 2017. In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations - Overview, for a discussion on the closing of our Primary Offering).
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
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable rate shall be effective as of January 1, 2017.
On August 11, 2015, we exercised our right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million. In addition, we entered into a Joinder Agreement adding one additional lender. No other participants joined the syndicate and no other terms of the credit agreement were changed.
As of September 30, 2016, the remaining capacity pursuant to the Revolving Credit Facility was $308.5 million.
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
The following table sets forth a summary of the interest rate swap at September 30, 2016 and December 31, 2015:

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2016	December 31, 2015
Assets/(Liabilities):
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$118,303	$—

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2016, our derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

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
Our cash and cash equivalent balances increased by approximately $11.4 million during the nine months ended September 30, 2016 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided in operating activities for the nine months ended September 30, 2016 increased to $8.0 million compared to cash provided by operating activities of approximately $4.2 million for the nine months ended September 30, 2015. Net cash provided/(used) in operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2016 increased by $15.9 million to $7.5 million, compared to approximately $(8.4) million for the nine months ended September 30, 2015. The increase is due to the operating results of recently acquired properties.

Investing Activities. During the nine months ended September 30, 2016, we used $258.4 million in cash for investing activities compared to $460.5 million used during the same period in 2015. The $202.1 million decreased in cash utilization in investing activities is primarily related to the following:

•	$206.1 million additional cash used to acquire properties for the nine months ended September 30, 2015 compared to the same period in 2016; offset by

•	$4.1 million increase in real estate acquisition deposits.

Financing Activities. During the nine months ended September 30, 2016, we generated $261.8 million in financing activities compared to $459.7 million generated during the same period in 2015, a decrease in cash provided by financing activities of $197.9 million which is comprised primarily of the following:

•	$55.0 million increase in principal repayments of the Revolving Credit Facility;

•	$257.5 million decrease in cash provided from borrowings from the Revolving Credit Facility;

•	$68.4 million decrease in cash as no preferred equity was issued during the nine months ended September 30, 2016;

•	$6.2 million increase in cash used for payment of distributions of common stockholders and noncontrolling interest; offset by

•	$134.8 million increase in cash provided by the issuance of common stock, net of discounts and offering costs; and

•	$54.7 million increase in cash provided as no redemption of preferred units were paid or outstanding in the current period.
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
We have funded distributions with operating cash flow from our properties and offering proceeds raised in our Offering. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid during the nine months ended September 30, 2016 and year ended December 31, 2015:

	Nine Months Ended September 30, 2016			Year Ended December 31, 2015
Distributions paid in cash — noncontrolling interests	$8,268			$11,000
Distributions paid in cash — common stockholders	7,565,653			2,631,865
Distributions paid in cash — preferred equity	—			397,803
Distributions of DRP	10,212,324			4,537,562
Total distributions	$17,786,245	(1)		$7,578,230
Source of distributions (2)
Cash flows provided by operations	$7,322,998		41%	$861,262	11%
Offering proceeds from issuance of common stock	250,923		1%	2,179,406	29%
Offering proceeds from issuance of common stock pursuant to the DRP	10,212,324		58%	4,537,562	60%
Total sources	$17,786,245	(3)	100%	$7,578,230	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of September 30, 2016 were approximately $1.3 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2016:

	Payments Due During the Years Ending December 31,
	Total	2016	2017-2018	2019-2020	Thereafter
Outstanding debt obligations (1) (4)	$228,427,720	—	—	$101,635,821	$126,791,899
Interest on outstanding debt obligations (2)	55,315,006	1,882,546	15,023,505	13,229,507	25,179,448
Interest rate swaps (3)	526,196	63,356	462,840	—	—
Total	$284,268,922	$1,945,902	$15,486,345	$114,865,328	$151,971,347

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at September 30, 2016. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at September 30, 2016. Projected interest payments are based on the interest rate in effect at September 30, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBO rate as of September 30, 2016.

(4)	Deferred financing costs are excluded from total contractual obligations above.

Off-Balance Sheet Arrangements
As of September 30, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 13, Subsequent Events, to the consolidated financial statements.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the SEC on March 10, 2016, Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 as filed with the SEC on May 13, 2016, and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 as filed with the SEC on August 12, 2016, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors set forth in such Annual and Quarterly Reports. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual and Quarterly Reports.
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
In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. In connection with the closing, our policy will be to accept subscription agreements only if they are received by our transfer agent on or before the close of business on January 20, 2017. The accounts must be fully funded and in good order no later than the close of business on January 31, 2017 for non-qualified account investments and March 3, 2017 for qualified account investments. We intend to continue to sell shares of our common stock in the offering pursuant to our DRP following the termination of our Primary Offering.
As of September 30, 2016, we had received aggregate gross proceeds from our Offering of $603.7 million from the sale of 60,600,531 shares and approximately $14.8 million from the issuance of 1,557,953 shares of our common stock pursuant to the DRP. Our equity raise as of September 30, 2016 resulted in the following:

Common shares issued in our Offering	60,600,531
Common shares issued in our Offering pursuant to the DRP	1,557,953
Total common shares	62,158,484
Gross proceeds from our Offering	$603,655,791
Gross proceeds from our Offering from shares issued pursuant to our DRP	14,800,551
Total gross proceeds from our Offering	618,456,342
Selling commissions and Dealer Manager fees incurred	(43,844,485)
Reimbursement of O&O costs paid to our Advisor	(3,418,892)
Net proceeds from our Offering	571,192,965
Reimbursement of O&O costs owed to our Advisor	(2,041,942)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$569,151,023
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisition of real property of $355.1 million;

•	Earnest money deposits for property acquisitions assigned to us of $13.0 million;

•	Redemption of preferred units of $73.3 million;

•	Pay down of revolving credit facility of $77.0 million;

•	Closing costs related to the Revolving Credit Facility and other debt instruments of $4.2 million;

•	Acquisition fees and expense reimbursement paid to our Advisor of $17.8 million;

•	Contingent advisor payments of $3.6 million; and

•	Payment of a portion of cash distributions to stockholders of $10.6 million.

•	The excess cash from our Offering proceeds of approximately $14.6 million is included in cash and cash equivalents as of September 30, 2016.
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

EXHIBIT INDEX

The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix B to Registrant's Prospectus filed pursuant to Rule 424(b)(3), filed on September 12, 2016, SEC File No. 333-194280

4.2
Form of Additional Investment Subscription Agreement, incorporated by reference to Appendix C to Registrant's Prospectus filed pursuant to Rule 424(b)(3), filed on September 12, 2016, SEC File No. 333-194280

4.3
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended September 30, 2016 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished Herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	November 9, 2016	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)