Form 10-K
period 2016-12-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2017-03-15
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting common stock held by non-affiliates was $508,334,447 assuming a market value of $10.00 per share, as of June 30, 2016, the last business day of the registrant's most recently completed second fiscal quarter.

As of March 9, 2017, there were 75,178,530 shares of Class A, Class T and Class I common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2017 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-K of Griffin Capital Essential Asset REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission ("SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.

As used herein, “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT II, Inc. All forward-looking statements should be read in light of the risks identified in, "Item 1A. Risk Factors "of this Form 10-K.

PART I

ITEM 1. BUSINESS
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company," "we," "us,", and "our"), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a newly formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, (the "Advisor"). Our year end is December 31.
Our Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, our Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the Securities and Exchange Commission ("SEC") declaring our initial public offering effective on July 31, 2014, our Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. We currently have our common stock allocated as follows: (i) 250,000,000 Class A shares, (ii) 300,000,000 Class T shares and (iii) 150,000,000 Class I shares. We registered $2.2 billion in common shares in our initial public offering (“Offering”), consisting of $2.0 billion in common shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in common shares for sale pursuant to our distribution reinvestment plan (“DRP”). We issue shares of our common stock pursuant to our DRP at a purchase price of $9.37 per share for all share classes. In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. We intend to continue to sell shares of our common stock in the offering pursuant to our DRP following the termination of our Primary Offering.
As of March 9, 2017, we had outstanding 75,178,530 shares of our Class A shares, Class T shares, and Class I shares.
On February 13, 2017, our board of directors, including all our independent directors, approved an estimated value per share of our Class A shares, Class T shares, and Class I shares of $9.37 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the approximate number of shares outstanding, calculated as of December 31, 2016. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable Financial Industry Regulatory Authority ("FINRA") rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in Practice Guideline 2013-01, Valuations of Publicly Registered Non-Listed REITs, issued by the Investment Program Association ("IPA") in April 2013 ("IPA Valuation Guidelines"), in addition to guidance from the SEC. (Please see "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" of this Form 10-K for more information regarding the determination of our NAV.)
Investment Objectives
Overview
We invest in a portfolio consisting primarily of single tenant business essential properties. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. In addition, we may invest in real estate properties other than single tenant business essential properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment Objectives
Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to our stockholders;

•	preserve and protect our stockholders' invested capital; and

•	achieve appreciation in the value of our properties over the long term from proactive investment management and asset management.
We cannot assure our stockholders that we will attain these primary investment objectives.
Exchange Listing and Other Liquidity Events
Our board maintains sole discretion to change our current strategy as circumstances change if it believes such a change is in the best interest of our stockholders. Subject to existing market conditions, our board of directors may decide that certain significant transactions such as listing our shares on a national securities exchange, dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. If our board of directors determines that a liquidity event is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision.
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
General Acquisition and Investment Policies
We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders.
Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, tenant creditworthiness; essential nature of property to tenant; lease terms; geographic location and property type; proposed purchase price and terms and conditions; historical financial performance; projected net cash flow yield and internal rates of return; and potential for capital appreciation.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition.
Description of Leases
We primarily acquire single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into “net” leases. “Net” leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges, property services and building repairs related to the property, in addition to the lease payments. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a percentage of the tenant’s revenues. Percentage rent can be calculated based upon a number of factors. There are various forms of net leases, typically classified as triple-net or absolute triple-net. Triple-net leases typically require the tenant to pay all costs associated with a property in addition to the base rent and percentage rent, if any. However, often times in triple-net leases certain of the capital expenditure costs are not paid for by the tenants (such as roof and structure costs). Absolute triple-net leases are those that require tenants to pay for all the costs in a triple-net lease as well as all the capital costs associated with a property.
Typically, our tenants have lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes.
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
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately between 40% and 50% leverage in connection with our acquisition strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess. Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. As of December 31, 2016, our leverage ratio (which we define as our debt as a percentage of the net book value of our real estate) was 44.2%.
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
Insurance on Properties
Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we obtain, to the extent available, contingent liability and property insurance and flood insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants; however, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk.
Tenants are required to provide proof of insurance by furnishing a certificate of insurance to our Advisor on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property manager.

Competition
As we purchase properties for our portfolio, we are in competition with other potential buyers for the same properties, and may have to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is highly competitive in the current market, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have an adverse impact on our results of operations. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Conditions to Closing Acquisitions
We obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:

•	property surveys and site audits;

•	appraisal reports;

•	lease agreements;

•	building plans and specifications, if available;

•	soil reports, seismic studies, flood zone studies, if available;

•	licenses, permits, maps and governmental approvals;

•	tenant estoppel certificates;

•	tenant financial statements and information, as permitted;

•	historical financial statements and tax statement summaries of the properties;

•	proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and

•	liability and title insurance policies.
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
Government Regulations
Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently.
We and any operating subsidiaries that we may form may be subject to state and local tax in states and localities in which they or we do business or own property. The tax treatment of us, our operating partnership, any operating subsidiaries we may form and the holders of our shares in local jurisdictions may differ from our federal income tax treatment.
Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990, or ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. These requirements became effective in 1992. Complying with the ADA requirements could require us to remove access barriers. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we acquire properties that substantially comply with these requirements, we may incur additional costs to comply with the ADA. In addition, a number of additional federal, state and local laws may require us to modify any properties we purchase, or may restrict further renovations thereof, with respect to access by disabled persons. Additional legislation could impose financial obligations or restrictions with respect to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.
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

Other Regulations
The properties we acquire likely will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. We acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure you that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.
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
Investment Limitations in Our Charter
Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are those typically required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association ("NASAA REIT Guidelines").
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
Investments in Mortgages
While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an “equity REIT,” as opposed to a “mortgage REIT,” we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status so long as our charter allows. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.
Affiliate Transaction Policy
Our board of directors has established a nominating and corporate governance committee, which reviews and approves all matters the board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our board of directors approves all transactions between us and our Advisor and its affiliates. We will not acquire any properties in which our sponsor, or its affiliates, owns an economic interest.
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940 (the "1940 Act"). Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an “investment company” under the 1940

Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an “investment company.”  In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
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
Employees
We have no employees. The employees of our Advisor and its affliliates provide management, acquisition, advisory and certain administrative services for us.
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
Risks Related to an Investment in Griffin Capital Essential Asset REIT II, Inc.
We have a limited operating history and limited established financing sources.
We have a limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by our sponsor to predict our future results. We were incorporated in November 2013. As of December 31, 2016, we owned 33 buildings located on 25 properties in 15 states.
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

The actual value of shares that we redeem under our share redemption program may be substantially less than what we pay.

Under our share redemption program, shares may be repurchased at a redemption price based on the current estimated net asset value, or NAV, applicable to the class of shares being redeemed. However, if the redemptions are sought upon a stockholder's death or qualifying disability, shares will be redeemed at a price equal to the price paid to acquire such shares from us. The estimated NAV per share and the price paid to acquire shares from us may not accurately represent the current value of our assets per share of our common stock at any particular time and may be higher or lower than the actual value of our assets per share at such time. Accordingly, we may redeem shares at prices that are higher than the actual value of our shares, which would be dilutive to our remaining stockholders.

A portion of the funds raised in our DRP offering is expected to be used to redeem shares, which will reduce the net proceeds available to acquire additional properties.

We currently expect to use a portion of the proceeds from the DRP to redeem shares under our share redemption program. If the demand for redemptions is significant, such portion of the proceeds used to redeem the shares may be substantial. As a result, we may have fewer proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.

In determining our NAV per share, we relied upon a valuation of our properties as of December 31, 2016. Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

For the purposes of calculating our NAV per share, an independent third-party appraiser valued our properties as of December 31, 2016. The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. In addition, we generally do not undertake to mark to market our real estate-related liabilities, but rather these liabilities are usually included in our determination of NAV at an amount determined in accordance with generally accepted accounting principles ("GAAP"). As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of our Advisor, the independent appraiser, and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not reflect fees that may become payable after the date of determination, which fees may not ultimately be paid in certain circumstances, including if we are liquidated or if there is a listing of our common stock. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national securities exchange.

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the independent appraiser and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, as well as of the independent appraiser and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, you must rely entirely on our board of directors to adopt appropriate valuation procedures and on the independent appraiser and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
We have paid, and may continue to pay distributions from sources other than cash flow from operations; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our public offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. From inception and through December 31, 2016, we funded 17% of our distributions using offering proceeds and 83% of our distributions using cash flows from operations as shown on the statement of cash flows. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain.
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
If we, through our Advisor, are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.
Our ability to achieve our investment objectives and continue to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2016, we owned 33 buildings located on 25 properties in 15 states. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to continue to pay distributions at our current level to our stockholders would be adversely affected.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions at our current level and the value of a stockholder's investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"). Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions at our current level and the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of a stockholder's capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.

If our Advisor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions at our current level and the value of a stockholder's investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, Javier F. Bitar, Joseph E. Miller, David C. Rupert, Randy I. Anderson, Mary P. Higgins, and Howard S. Hirsch, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations.
We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. Thus, the success of our business will depend in large part on the ability of our Advisor to manage our operations. Any adversity experienced by our Advisor or problems in our relationship with our Advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions at our current level to our stockholders.
We are an “emerging growth company” under the federal securities laws and are subject to reduced public company reporting requirements.
In April 2012, President Obama signed into law the Jumpstart Our Business Startups Act, or the JOBS Act. We are an "emerging growth company," as defined in the JOBS Act, and are eligible to take advantage of certain exemptions from, or reduced disclosure obligations relating to, various reporting requirements that are normally applicable to public companies.
We may retain our status as an "emerging growth company" for a maximum of five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the PCAOB after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers, sponsors, and co-sponsors to some or all of 14 other programs and partnerships affiliated with our sponsor, including GCEAR, Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-diversified, closed-end management investment company that has elected to be regulated as a business development company under the 1940 Act, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on a stockholder's investment may suffer.
In addition, our dealer manager has entered into a dealer manager agreement to serve as dealer manager for GAHR IV and a private REIT offering, and serves as the exclusive wholesale marketing agent for GIA Real Estate Fund and GIA Credit Fund, and may potentially enter into dealer manager agreements to serve as dealer manager for other issuers affiliated with our sponsor. As a result, our dealer manager will have contractual duties to these issuers, which contractual duties may conflict with the duties owed to us. The duties owed to these issuers could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and these issuers. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager's personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders, and to maintain or increase the value of our assets.
Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.
Our executive officers and two of our directors are also officers of our sponsor, our Advisor, our property manager, our dealer manager and other affiliated entities, including GCEAR. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our dealer manager and property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders and to maintain or increase the value of our assets.
Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with GCEAR, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including GCEAR, a public non-traded REIT with a real estate portfolio in excess of $3.0 billion as of December 31, 2016. In addition, GCEAR may have access to significantly greater capital than us. Our sponsor, Advisor and their affiliates are actively involved in 10 other affiliated real estate programs, including four tenant-in-common programs that may compete with us or otherwise have similar business interests, and including GCEAR, GAHR III, GAHR IV, and two private programs. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and a reduction in the value of our stockholders' investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders' investments.
Our Advisor will face conflicts of interest relating to the incentive fee structure under our operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
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
Our operating partnership agreement will require us to pay a performance-based termination distribution to our Advisor in the event that we terminate our Advisor prior to the listing of our shares for trading on an exchange or, absent such listing, in respect of its participation in net sale proceeds. The subordinated distribution will provide a 15% subordinated return to the Advisor only in the event that stockholders receive a return of their invested capital plus a 6% cumulative, non-compounded annual return from inception through the termination date. To avoid paying this distribution, our board of directors may decide against terminating the advisory agreement prior to any listing of our shares or disposition of our investments even if, but for the termination distribution, termination of the advisory agreement would be in our best interest. In addition, the requirement to pay the distribution to our Advisor at termination could cause us to make different investment or disposition decisions than we would otherwise make in order to satisfy our obligation to pay the distribution to the terminated Advisor.
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
Our Chief Executive Officer and Chairman of our Board of Directors is a controlling person of an entity that has purchased, and may continue to purchase, common stock of the Company and preferred units of limited partnership interest in our operating partnership, and therefore may face conflicts with regard to his fiduciary duties to us and that entity related to that entity making investments in or redeeming our common stock or the preferred units.
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
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
In order for us to continue to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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
We do not intend to register as an investment company under the Investment Company Act of 1940 ("1940 Act"). As of December 31, 2016, we owned 33 buildings located on 25 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate, and these investments must be made within a year after our public offering ends. If we are unable to invest a significant portion of the proceeds of our public offering in properties within one year of the termination of the offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to investors and possibly lower our stockholders' returns.
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
Our board of directors may change any of our investment objectives, including our focus on single tenant business essential properties. If stockholders do not agree with a decision of our board to change any of our investment objectives, they only have limited control over such changes. Additionally, we cannot assure stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions at our current level to stockholders.
Our stockholders' interests in us will be diluted as we issue additional shares.
Our stockholders will not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 900,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell additional shares in the future, including those issued pursuant to our distribution reinvestment plan, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares to our Advisor, its successors or assigns, in payment of an outstanding fee obligation as set forth under our advisory agreement, or (6) issue shares of our common stock to sellers of properties acquired by us in connection with an exchange of limited partnership interests of our operating partnership, existing stockholders and investors purchasing shares in our public offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares.
Payment of substantial fees and expenses to our Advisor and its affiliates will reduce cash available for investment and distribution.
Our Advisor and its affiliates will perform services for us in connection with the offer and sale of our shares, the selection and acquisition of our investments, and the management of our properties. They will be paid substantial fees and expense reimbursements for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.
We are uncertain of our sources of debt or equity for funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.
The gross proceeds of our public offering will be used to purchase real estate investments and to pay various fees and expenses. In addition, to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. Sources of debt or equity for future funding may not be available to us on favorable terms or at all. If, however, we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.
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

Risks Related to Investments in Single Tenant Real Estate
Many of our properties depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions at our current level may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant, including those caused by the current economic climate.
Most of our properties will be occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing economic uncertainty affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic climate. Lease payment defaults by tenants, including those caused by the current economic climate, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions.
As of December 31, 2016, our five largest tenants based on annualized net rental income were, Southern Company Services, American Express Travel Related Services, Inc., Amazon.com.dedc, LLC, Bank of America, N.A., and Wyndham Worldwide Operations, therefore we currently rely on these five tenants for a substantial amount of revenue and adverse effects to their business could affect our performance.
As of December 31, 2016, our five largest tenants, based on annualized net rental income, were Southern Company Services, located in Alabama (approximately 11.5%), American Express Travel Related Services, Inc., located in Arizona (approximately 8.1%), Amazon.com.dedc, LLC, located in Ohio (approximately 7.7%), Bank of America, N.A., located in California (approximately 7.3%), and Wyndham Worldwide Operations, located in New Jersey (approximately 7.2%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments which may have a substantial adverse effect on our financial performance.
A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2016, approximately 16.3%, 13.8%, 13.0%, and 11.5% of our annualized net rent for the 12-month period subsequent to December 31, 2016 was concentrated in the Consumer Services, Capital Goods, Technology Hardware & Equipment, and Utilities industries, respectively. Additionally, as of December 31, 2016, approximately 13.3%, 11.9%, 11.5%, 11.4%, 11.0%, and 10.3% of our annualized net rent for the 12-month period subsequent to December 31, 2016 was concentrated in the states of Ohio, Illinois, Alabama, California, New Jersey, and Arizona, respectively.
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
Our tenant leases are set to expire as shown below:

Year of Lease Expiration	Annualized Net Rent (unaudited)		Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2020	8,193,660		3	746,900	11.3%
2022	1,157,589		1	312,000	1.6%
2023	6,872,363		2	658,600	9.5%
2024	8,992,624		5	632,800	12.4%
2025 and beyond	47,256,779	(1)	14	4,785,400	65.2%
Total	$72,473,015		25	7,135,700	100.0%

(1)	Includes escrow proceeds of approximately $7.0 million to be received during the year related to the Southern Company property.
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
Net leases may not result in fair market lease rates over time.
A large portion of our rental income is from net leases. Net leases are typically (1) longer lease terms; and (2) fixed rental rate increases during the primary term of the lease and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
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
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions at our current level to stockholders.
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

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Any mortgage debt that we place on our properties may also impose prepayment penalties upon the sale of the mortgaged property. If a lender invokes these penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially.
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

We are susceptible to the effects of macroeconomic factors that can result in unemployment, shrinking demand for products, large-scale business failures, and tight credit markets. Our property values and operations could be negatively affected by such adverse economic conditions.
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
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions at our current level to stockholders.

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
Risks Associated with Debt Financing
If we breach covenants under our revolving credit facility with KeyBank and other syndication partners, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders' investment in us.
We entered into a secured credit facility with KeyBank and other syndication partners under which we, through our operating partnership, as the Borrower, were provided with an initial commitment of $250.0 million, which commitment was increased to $410.0 million on August 11, 2015 and further increased to $550.0 million on November 22, 2016, and which may be further increased under certain circumstances up to a maximum total commitment of $1.25 billion.
In addition to customary representations, warranties, covenants, and indemnities, the Revolving Credit Facility (as defined and described further below) contains a number of financial covenants and requires us and the Borrower to comply with the following at all times, which will be tested on a quarterly basis: (i) a maximum consolidated leverage ratio of 60%, or, once the collateral pledges are released, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition only after the facility is deemed unsecured; (ii) a minimum consolidated tangible net worth of approximately $4.7 million, plus 75% of net future equity issuances (including units of operating partnership interests in the Borrower); (iii) a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00, commencing as of the quarter ended March 31, 2016; (iv) a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt; (v) a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value (as defined), at the time our tangible net worth equals or exceeds $250 million (secured debt is not permitted prior to the time our tangible net worth exceeds $250 million); (vi) aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and (vii) a maximum payout ratio (as defined) of not greater than 95% of our core funds from operations (as defined), commencing as of the quarter ending March 31, 2018.
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable rate were effective as of January 1, 2017. If we were to default under the Revolving Credit Facility, the lenders could accelerate the date for our repayment of the loan, and could sue to enforce the terms of the loan.
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions at our current level and could decrease the value of our stockholders' investments.
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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions at our current level to stockholders.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions at our current level to stockholders.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions at our current level to stockholders.
We expect that we will incur indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions at our current level to stockholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
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
Federal Income Tax Risks
Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions at our current level as we will incur additional tax liabilities.
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
Any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We elected to treat Griffin Capital Essential Asset TRS II, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.
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
A recent rule issued by the U.S. Department of Labor regarding the definitional scope of "investment advice" under ERISA and the Internal Revenue Code could have a negative impact on our ability to raise capital.
In April 2016, the U.S. Department of Labor issued a final rule that substantially expands the range of activities that would be considered to be fiduciary investment advice under ERISA and the Internal Revenue Code, which may make it more difficult to qualify for a prohibited transaction exemption. This final rule could have negative implications on our ability to raise capital from potential investors, including those investing through individual retirement accounts. While the President has signed an Executive Order giving the Secretary of Labor the power to rescind or revise this final rule and the Department of Labor is currently considering its legal options in delaying the applicability date of this final rule, there can be no assurance that this final rule will not be implemented.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2016, we owned a fee simple interest in 25 properties, encompassing approximately 7.1 million rentable square feet. Our rentable square feet under lease as of December 31, 2016 was 100%, with a weighted average remaining lease term of 11.4 years with average annual rent increases of approximately 2.2%. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of all our properties.
Purchase price and other information of the properties acquired during the year ended December 31, 2016 are shown below:

Property	Location	Tenant/Major Lessee		Acquisition Date	Purchase Price	Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration	Annualized Net Rent (1)
Toshiba TEC	Durham, NC	Toshiba TEC Corporation		1/21/2016	$35,800,748	200,800	100%	Office	2028	$2,241,776
NETGEAR	San Jose, CA	NETGEAR, Inc.		5/17/2016	44,000,000	142,700	100%	Office	2025	2,953,877	(2)
Nike	Hillsboro, OR	Nike, Inc.		6/16/2016	45,500,000	266,800	100%	Office	2020	2,871,757
Zebra Technologies	Lincolnshire, IL	Hewitt Associates LLC	(3)	8/1/2016	60,150,000	283,300	100%	Office	2017/2026	4,253,054
WABCO	North Charleston, SC	WABCO Air Compressor Holdings Inc.		9/14/2016	13,834,500	145,200	100%	Industrial	2023	1,009,687
IGT	Las Vegas, NV	IGT		9/27/2016	66,500,000	222,300	100%	Office	2030	4,614,284
3M	DeKalb, IL	3M Company		10/25/2016	69,356,000	978,100	100%	Industrial	2026	4,367,238
Amazon	Etna, OH	Amazon.com.dedc LLC		11/18/2016	88,896,060	855,000	100%	Industrial	2031	5,583,784
Zoetis	Parsippany, NJ	Zoetis Services LLC		12/16/2016	44,000,000	125,700	100%	Office	2028	2,769,293
Southern Company	Birmingham, AL	Southern Company Services, Inc.		12/22/2016	131,590,000	669,400	100%	Office	2044	8,352,000	(4)

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2016 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)	Includes a $700,000 credit for free rent provided by the seller at the date of acquisition.

(3)
The property was leased to Hewitt Associates LLC ("Hewitt"), a wholly owned subsidiary of Aon PLC, through February 28, 2017, and Zebra Technologies Corporation ("Zebra Technologies") occupied the property under a sublease agreement. On March 1, 2017, immediately following Hewitt's lease expiration, Zebra Technologies' 117-month lease with the Company commenced.

(4)	Includes escrow proceeds of approximately $7.0 million to be received during the year.
Revenue Concentration

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2016, by state, based on the respective in-place leases, is as follows:

State	Annualized Net Rent (unaudited)		Number of Properties	Percentage of Annualized Net Rent
Ohio	$9,658,579		4	13.3%
Illinois	8,620,292		2	11.9%
Alabama	8,352,000	(1)	1	11.5%
California	8,275,780		3	11.4%
New Jersey	7,982,438		2	11.0%
Arizona	7,431,113		2	10.3%
Nevada	6,620,680		2	9.1%
Texas	3,974,765		1	5.5%
Oregon	2,871,757		1	4.0%
North Carolina	2,607,893		2	3.6%
All Others	6,077,718	(2)	5	8.4%
Total	$72,473,015		25	100.0%

(1)	Includes escrow proceeds of approximately $7.0 million to be received during the year.

(2)	All others account for less than approximately 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2016, by industry, based on the respective in-place leases, is as follows:

Industry (1)	Annualized Net Rent (unaudited)		Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$11,833,825		3	16.3%
Capital Goods	10,026,641		6	13.8%
Technology Hardware & Equipment	9,448,707		3	13.0%
Utilities	8,352,000	(2)	1	11.5%
Diversified Financials	5,862,676		1	8.1%
Retailing	5,583,784		1	7.7%
Banks	5,321,903		2	7.3%
Energy	3,974,765		1	5.5%
Transportation	3,018,503		2	4.2%
Consumer Durables and Apparel	2,871,757		1	4.0%
Pharmaceuticals, Biotechnology & Life Sciences	2,769,293		1	3.8%
All Others	3,409,161	(3)	3	4.8%
Total	$72,473,015		25	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $7.0 million to be received during the year.

(3)	All others account for less than 3% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2016, by tenant, based on the respective in-place leases, is as follows:

Tenant	Annualized Net Rent (unaudited)		Percentage of Annualized Net Rent
Southern Company Services, Inc.	$8,352,000	(1)	11.5%
American Express Travel Related Services Company, Inc.	5,862,676		8.1%
Amazon.com.dedc, LLC	5,583,784		7.7%
Bank of America, N.A.	5,321,903		7.3%
Wyndham Worldwide Operations	5,213,145		7.2%
IGT	4,614,284		6.4%
3M Company	4,367,238		6.0%
Zebra Technologies Corporation	4,253,054		5.9%
Wood Group Mustang, Inc.	3,974,765		5.5%
NETGEAR, Inc.	2,953,877		4.1%
Other	21,976,289	(2)	30.3%
Total	$72,473,015		100%

(1)	Includes escrow proceeds of approximately $7.0 million to be received during the year.

(2)	All others account for less than 4% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2016 are as follows:

Year of Lease Expiration	Annualized Net Rent (unaudited)		Number of Lessees	Square Feet	Percentage of Annualized Net Rent
2020	8,193,660		3	746,900	11.3%
2022	1,157,589		1	312,000	1.6%
2023	6,872,363		2	658,600	9.5%
2024	8,992,624		5	632,800	12.4%
2025 and beyond	47,256,779	(1)	14	4,785,400	65.2%
Total	$72,473,015		25	7,135,700	100.0%

(1)	Includes escrow proceeds of approximately $7.0 million to be received during the year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of March 9, 2017, we had approximately 25,581,644, 48,667,260, and 929,626 of Class A, Class T and Class I shares of common stock outstanding, including common stock issued pursuant to our distribution reinvestment plan and our stock distributions held by a total of approximately 16,000 stockholders of record. There is no established trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all. In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. However, we continue to sell shares of our common stock in the offering pursuant to our DRP. We issue shares of our common stock pursuant to our DRP at a purchase price of $9.37 per share for all share classes.
Additionally, we provide discounts in our Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
Unless and until our shares are listed for trading on a national securities exchange, it is not expected that a public market for our shares will develop. To assist fiduciaries of Plans (as defined below) subject to the annual reporting requirements of ERISA and Account (as defined below) trustees or custodians to prepare reports relating to an investment in our shares, we expect to disclose an estimated value annually, but this estimated value is subject to significant limitations. We approved the first estimated valuation of our shares on February 13, 2017, which was prior to 150 days following the second anniversary of the date we reached the minimum offering amount and broke escrow in this offering. Prior to our estimated valuation, we generally determined the estimated value per share based on the “Net Investment Proceeds” and “Estimated Use of Proceeds” sections of our prospectus, which deducts from gross offering proceeds the selling commissions, dealer manager fees, and organization and offering expenses, which amounts are offset by the dealer manager fees and organization and offering expenses funded by our advisor. We will repeat the process of estimating share value of the common stock periodically, no less than annually.
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
Determination of Estimated Value Per Share
On February 13, 2017, our board of directors, including all our independent directors, approved an estimated value per share of our Class A shares, Class T shares, and Class I shares of $9.37 based on the estimated value of our assets less the estimated value of our liabilities, or net asset value, divided by the approximate number of shares outstanding, calculated as of December 31, 2016. We are providing this estimated value per share to assist broker dealers in connection with their obligations under applicable FINRA rules with respect to customer account statements. This valuation was performed in accordance with the methodology provided in the IPA Valuation Guidelines, in addition to guidance from the SEC.
The estimated value per share was determined after consultation with our Advisor, and Duff & Phelps, LLC ("Duff & Phelps"), an independent third-party valuation firm not affiliated with our Advisor. Duff & Phelps was selected by our nominating and corporate governance committee to appraise the properties in our portfolio as of December 31, 2016. Duff & Phelps is actively engaged in the business of appraising commercial real estate properties similar to those owned by us in connection with public securities offerings, private placements, business combinations, and similar transactions. Duff & Phelps collected reasonably available material information that it deemed relevant in appraising our real estate properties and relied in part on property-level information provided by our Advisor, including (i) property historical and projected operating revenues and expenses; (ii) property lease agreements and/or lease abstracts; and (iii) information regarding recent or planned capital expenditures. In determining an estimated value per share, our board of directors considered the reports provided by Duff & Phelps and information provided by our Advisor. Our goal in calculating an estimated value per share is to arrive at a value that is reasonable and supportable using what our board of directors deems to be appropriate valuation methodologies and assumptions.

After considering all information provided, and based on the nominating and corporate governance committee's extensive knowledge of our assets and liabilities, our nominating and corporate governance committee concluded that the range of estimated value per share of its Class A shares, Class T shares, and Class I shares of $8.74 to $10.05, with an approximate mid-range value per share of $9.37, as indicated in the reports provided by Duff & Phelps was reasonable and recommended to our board of directors that it adopt $9.37 as the estimated value per share for our Class A shares, Class T shares, and Class I shares. The board of directors unanimously agreed upon the estimated value per share for our Class A shares, Class T shares, and Class I shares of $9.37 recommended by our nominating and corporate governance committee, which determination is ultimately and solely the responsibility of our board of directors.
In conducting their investigation and analyses, Duff & Phelps took into account customary and accepted financial and commercial procedures and considerations as they deemed relevant; made numerous other assumptions as of various points in time with respect to industry performance, general business, economic, and regulatory conditions, and other matters, many of which are beyond their control and our control; and made assumptions with respect to certain factual matters. Furthermore, Duff & Phelps's analyses, opinions, and conclusions were necessarily based upon market, economic, financial, and other circumstances and conditions existing as of or prior to December 31, 2016, and any material change in such circumstances and conditions may affect Duff & Phelps's analyses and conclusions. Duff & Phelps's report contains other assumptions, qualifications, and limitations that qualify the analyses, opinions, and conclusions set forth therein.
Further, the value of our shares will fluctuate over time in response to developments related to individual assets in our portfolio and the management of those assets and in response to the real estate and finance markets. The estimated value per share does not reflect a discount for the fact that we are externally managed, nor does it reflect a real estate portfolio premium/discount versus the sum of the individual property values. The estimated value per share also does not take into account estimated disposition costs and fees for real estate properties that are not held for sale. As a result, our estimated value per share may not reflect the precise amount that might be paid to stockholders for their shares in a market transaction.
For additional information on the methodology used in calculating our estimated value per share, please refer to our Current Report on Form 8-K filed with the SEC on February 16, 2017.
Distributions
We elected to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2015 and for each year thereafter. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders. As a REIT, we generally will not be subject to federal income tax on taxable income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to federal income taxes on our taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the IRS grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and intend to operate in the foreseeable future in such a manner that we will remain qualified as a REIT for federal income tax purposes.
Distributions to stockholders, including stock distributions, are characterized for federal income tax purposes as ordinary income, capital gains, non-taxable return of capital or a combination of the three. Distributions that exceed our current and accumulated earnings and profits (calculated for tax purposes) constitute a return of capital for tax purposes rather than a distribution and reduce the stockholders’ basis in our common shares. To the extent that a distribution exceeds both current and accumulated earnings and profits and the stockholders’ basis in the common shares, it will generally be treated as a capital gain. We will notify stockholders of the taxability of distributions in January of the subsequent year for distributions paid during the preceding year, whether in cash or shares issued pursuant to the DRP. (See Note 8, Equity, for tax status of distributions per unit.)
Distributions were paid from proceeds raised in our Offering and operating cash flow from our properties. The following table shows the distributions we have declared and paid through December 31, 2016, excluding stock distributions:

Quarter	Total Distributions Declared and Paid to Preferred Equity Holders (1)	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)	Distributions Declared per Common Share (2)
1st Quarter 2015	$—	$2,712	$408,118	$0.13
2nd Quarter 2015	$21,193	$2,742	$1,480,131	$0.14
3rd Quarter 2015	$345,009	$2,773	$2,409,323	$0.14
4th Quarter 2015	$31,601	$2,773	$3,412,822	$0.14
1st Quarter 2016	$—	$2,735	$4,476,572	$0.14
2nd Quarter 2016	$—	$2,735	$6,164,353	$0.14
3rd Quarter 2016	$—	$2,765	$7,831,394	$0.14
4th Quarter 2016	$—	$2,765	$9,164,499	$0.14

(1)	Declared distributions are paid monthly in arrears.

(2)	Distributions declared per common share amounts are rounded to the nearest $0.01.
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
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. No awards were granted under the Plan as of December 31, 2016. On January 18, 2017, we issued 5,000 restricted stock shares to each of our independent directors.
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
In the event that the compensation committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award. The following table provides information about the common stock that may be issued under the Plan as of December 31, 2016:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	7,093,965
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	7,093,965

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2016, we had 70,939,647 outstanding shares of common stock, including shares issued pursuant to the DRP and our stock distributions.

Recent Sales of Unregistered Securities
During the year ended December 31, 2016, there were no sales of unregistered securities.
Use of Proceeds from Registered Securities
In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. In connection with the closing, our policy was to accept subscription agreements only if they were received by our transfer agent on or before the close of business on January 20, 2017. The accounts had to be fully funded and in good order no later than the close of business on January 31, 2017 for non-qualified account investments and March 3, 2017 for qualified account investments. We continue to sell shares of our common stock in the Offering pursuant to our DRP.
As of December 31, 2016, we had received aggregate gross proceeds from our offering of $684.7 million from the sale of 68,726,054 shares of our Class A, Class T and Class I common stock and approximately $19.7 million from the issuance of 2,082,326 shares of our Class A , Class T and Class I common stock pursuant to the DRP. Our equity raise as of December 31, 2016 resulted in the following:

Common shares issued in our Offering	68,726,054
Common shares issued in our Offering pursuant to the DRP	2,082,326
Total common shares	70,808,380
Gross proceeds from our Offering	$684,747,161
Gross proceeds from our Offering from shares issued pursuant to our DRP	19,746,488
Total gross proceeds from our Offering	704,493,649
Selling Commissions and Dealer Manager fees incurred	(48,634,098)
Reimbursement of O&O costs paid to our Advisor	(4,073,651)
Net proceeds from our Offering	651,785,900
Reimbursement of O&O costs owed to our Advisor	(2,477,391)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$649,308,509
The net offering proceeds raised in our offering were used primarily to fund:

•	Acquisitions of real property of approximately $414.0 million;

•	Repayment of debt and redemptions of preferred units of approximately $150.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $31.3 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $14.6 million and deferred financing cost of approximately $5.7 million.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 8, Equity – Share Redemption Program, in the notes to the consolidated financial statements contained in this report, our board of directors has adopted a share redemption program ("SRP") that enables our stockholders to sell their shares to us in limited circumstances. Our SRP permits our stockholders to sell their shares back to us after they have held them for at least one year, subject to certain significant conditions and limitations.  Our share redemption program has no set termination date, but our ability to redeem shares under the program is limited.
As of December 31, 2016, approximately $16.9 million in shares of common stock were eligible for redemption. As of December 31, 2016, there were 126,482 shares totaling approximately $1.2 million subject to redemption requests. On January 31, 2017, we satisfied all of the eligible redemption requests at a weighted average price per share of $9.40 pursuant to the terms of the SRP. Our board of directors may choose to amend, suspend or terminate our SRP upon 30 days’ written notice at any time.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K:

	Year Ended December 31,
	2016	2015		2014
Operating Data
Total Revenue	$62,812,454	$25,149,023		$—
Income (Loss) from operations	$4,264,754	$(11,654,866)		$(438,806)
Net loss	$(6,106,350)	$(16,505,653)		$(494,592)
Net loss attributable to common stockholders	$(6,103,635)	$(17,247,604)		$(436,616)
Net loss attributable to common stockholders per Class A, Class T and Class I shares, basic and diluted (1)	$(0.12)	$(1.19)		$(0.86)
Distributions declared per common share	$0.55	$0.55		$0.26
Balance Sheet Data
Total assets	$1,184,476,275	$536,719,973	(2)	$10,588,267
Total liabilities	$613,090,704	$307,212,642	(2)	$1,057,440
Redeemable common stock	$16,929,838	$4,566,044		$50,666
Total stockholders’ equity	$554,372,041	$224,844,098		$9,341,120
Total equity	$554,455,733	$224,941,287		$9,480,161
Other Data
Net cash (used in) provided by operating activities	$16,444,781	$(2,935,708)		$53,765
Net cash used in investing activities	$(548,028,139)	$(486,147,536)		$(2,000,000)
Net cash provided by financing activities	$563,313,562	$500,521,908		$7,916,552

(1)	Amounts were retroactively adjusted to reflect stock dividends. (See note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).

(2)
Effective December 31, 2015, the Company adopted new guidance on the presentation of debt issuance costs. This guidance was adopted retrospectively and all prior periods have been adjusted to reflect this change in accounting principle. (See note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company," "we," "us," "our"), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our initial public offering to invest in these properties. We are a newly formed company and are subject to the general risks associated with a start-up enterprise, including the risk of business failure.
As of December 31, 2016, our real estate portfolio consisted of 25 properties consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.1 million square feet. Our annualized net rent for the 12-month period subsequent to December 31, 2016 was approximately $72.5 million with approximately 87.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our rentable square feet under lease as of December 31, 2016 was 100%, with a weighted average remaining lease term of 11.4 years with average annual rent increases of approximately 2.2% and a leverage ratio of 44.2% as of December 31, 2016.

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
Summary of Significant Accounting Policies
We have established accounting policies which conform to GAAP as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
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
Real Estate- Valuation and Purchase Price Allocation
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, Business Combinations, that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.
We adopted this accounting standard early effective October 1, 2016. As a result of this adoption, we evaluated our real estate acquisitions completed during the fourth quarter of 2016 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, we accounted for these transactions as asset acquisitions (see Note 3, Real Estate).
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
We allocate the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2016 we used discount rates ranging from 6.25% to 8.50%.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2016, we did not record any impairment charges related to our real estate assets or intangible assets.
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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Same Store Analysis
We acquired our first property in March 2015, as a result, we have no same store comparison for the years ended December 31, 2016 and 2015.
Portfolio Analysis
As of December 31, 2015, we owned 15 properties and as of December 31, 2016, we owned 25 properties. As of December 31, 2016, we were a “blind pool” offering and in the acquisition stage of our life cycle, with the objective and concentration of continually growing our portfolio with assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the year ended December 31, 2016 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, operating expenses, property and asset management expenses, reimbursable expenses and depreciation and amortization expenses. We expect that rental income, operating expenses, depreciation, and amortization expenses will each increase in future periods as we acquire additional properties.
Comparison of the Years Ended December 31, 2016 and 2015
We own 25 properties as of December 31, 2016. The variances from our results of operations for the year ended December 31, 2016 compared to the same period in the prior year, is primarily a result of current year activity including a full year of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to December 31, 2015.

The following tables provide summary information about our results of operations for the years ended December 31, 2016 and 2015:

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$51,402,994	$21,215,843	$30,187,151	142%
Property expense recoveries	11,409,460	3,933,180	7,476,280	190%
Asset management fees to affiliates	6,412,577	2,623,770	3,788,807	144%
Property management fees to affiliates	1,052,461	333,016	719,445	216%
Property operating expense	4,427,715	1,316,891	3,110,824	236%
Property tax expense	7,045,713	2,713,373	4,332,340	160%
Acquisition fees and expenses to non-affiliates	1,112,872	3,058,497	(1,945,625)	64%
Acquisition fees and expenses to affiliates	6,175,812	10,876,098	(4,700,286)	43%
General and administrative expenses	2,804,249	1,884,983	919,266	49%
Corporate operating expenses to affiliates	1,622,165	1,936,626	(314,461)	16%
Depreciation and amortization	27,894,136	12,060,635	15,833,501	131%
Interest expense	10,384,119	4,851,048	5,533,071	114%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The decrease in acquisition fees and expenses to non-affiliates and affiliates for the year ended December 31, 2016 compared to the same period a year ago was approximately $6.6 million. The decrease was a result of an update to an accounting standard, which clarified the definition of a business combination. Under the clarified definition, our four acquisitions in the fourth quarter of 2016 did not qualify as business combinations; consequently, we accounted for each one as an asset acquisition. Thus, approximately $8.7 million of acquisition expenses were capitalized as part of the asset acquisitions and allocated on a relative fair value basis.
General and Administrative Expenses
The increase in general and administrative expenses for the year ended December 31, 2016 compared to the same period a year ago was approximately $0.9 million. The majority of the increase was related to increases in transfer agent fees and dead deal costs.
Corporate Operating Expenses to Affiliates
The decrease in corporate operating expenses to affiliates for the year ended December 31, 2016 compared to the same period a year ago was approximately $0.3 million. The decrease was primarily due to decreases in Advisor overhead allocation expenses.
Interest Expense
The increase of interest expense for the year ended December 31, 2016 primarily related to the AIG Loan, which was entered into on October 22, 2015 and an increase in the average outstanding borrowings related to the Revolving Credit Facility and interest rate.
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

We adopted the IPA MFFO Guideline as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the REIT’s operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

•
Revenues in excess of cash received, net. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these contractual periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of straight-line rent to arrive at MFFO as a means of determining operating results of our portfolio. In addition, when applicable, in conjunction with certain acquisitions, we may enter into a master escrow or lease agreement with a seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. In accordance with GAAP, these proceeds are recorded as an adjustment to the allocation of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. By adjusting for this item, we believe MFFO is reflective of the realized economic impact of our leases (including master agreements) that is useful in assessing the sustainability of our operating performance.

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

•
Gain or loss from the extinguishment of debt. We use debt as a partial source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management believes that this loss is considered an event not associated with our operations, and therefore, deems this write off to be an exclusion from MFFO.

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
Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Net loss	$(6,106,350)	$(16,505,653)
Adjustments:
Depreciation of building and improvements	11,630,453	4,915,542
Amortization of leasing costs and intangibles	16,263,683	7,145,093
FFO/(FFO deficit)	$21,787,786	$(4,445,018)
Distributions to redeemable preferred unit holders	—	(397,803)
Distributions to noncontrolling interests	(11,000)	(11,000)
Preferred units redemption premium	—	(375,000)
FFO/(FFO deficit), adjusted for noncontrolling interest distributions	$21,776,786	$(5,228,821)
Reconciliation of FFO to MFFO:
Adjusted FFO/(FFO deficit)	$21,776,786	$(5,228,821)
Adjustments:
Acquisition fees and expenses to non-affiliates	1,112,872	3,058,497
Acquisition fees and expenses to affiliates	6,175,812	10,876,098
Revenues in excess of cash received, net	(3,699,430)	(1,500,085)
Amortization of above/(below) market rent	(3,591,640)	(1,858,029)
Unrealized gain on derivatives	(154,647)	—
Preferred units redemption premium	—	375,000
Loss on extinguishment of debt - write-off of deferred financing costs	377,097	—
MFFO	$21,996,850	$5,722,660

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
Offering
Our registration statement was declared effective on July 31, 2014, pursuant to which we registered $2.2 billion in shares of common stock in our Offering, consisting of $2.0 billion in shares to be offered to the public in the Primary Offering and $200.0 million in shares for sale pursuant to our DRP. On April 25, 2016, we filed with the State Department of Assessments and Taxation of Maryland (the "Department") Articles Supplementary to our First Articles of Amendment and Restatement, (i) reclassifying 100,000,000 authorized but unissued shares of our Class A common stock, and (ii) 50,000,000 authorized but unissued shares of our Class T common stock, as 150,000,000 shares of Class I common stock. The Articles Supplementary were effective upon filing with the Department.

The following table summarizes shares issued and gross proceeds for each share class as of December 31, 2016:

	Class A	Class T	Class I
Gross proceeds from Primary Offering	$240,779,591	$436,785,597	$7,181,972
Gross proceeds from DRP	$12,192,042	$7,484,285	$70,161
Shares issued in Primary Offering	24,199,760	43,754,033	772,261
DRP shares issued	1,284,804	790,101	7,421
Stock distribution shares issued	171,765	125,592	1,352
Total shares issued prior to redemptions	25,656,329	44,669,726	781,034
On March 2, 2016, our board of directors extended the termination date of our Offering from July 31, 2016 until July 31, 2017, which is three years after the effective date of our Offering. In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017. In connection with the closing, our policy was to accept subscription agreements only if they were received by our transfer agent on or before the close of business on January 20, 2017. The accounts had to be fully funded and in good order no later than the close of business on January 31, 2017 for non-qualified account investments and March 3, 2017 for qualified account investments. We continue to sell shares of our common stock in the Offering pursuant to our DRP.
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
On November 22, 2016, we, through our Operating Partnership, entered into an amendment (the "Increase Agreement") to the Revolving Credit Facility with KeyBank as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, National Association ("Capital One"), and Wells Fargo Bank, National Association, as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners to exercise our right under the Revolving Credit Facility to increase the total commitments from $410 million to $550 million. In connection with the Increase Agreement, we, through our Operating Partnership, also entered into a Joinder Agreement with KeyBank and U.S. Bank National Association ("U.S. Bank"), for the admission of U.S. Bank as a lender with a commitment of $50 million under the Revolving Credit Facility (the "Joinder Agreement"). With the admission of U.S. Bank, JPMorgan Chase terminated its commitment under the Revolving Credit Facility and no longer serves as a lender, syndication agent, joint bookrunner, or joint lead arranger under the Revolving Credit Facility.
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
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable rate were effective as of January 1, 2017.
As of December 31, 2016, there was approximately $333.5 million outstanding pursuant to the Revolving Credit Facility.
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
As of December 31, 2016, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
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
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt.
The following table sets forth a summary of the interest rate swap at December 31, 2016 and December 31, 2015:

				Fair value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Assets/(Liabilities):
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$996,099	$—	$100,000,000	$—
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2016 :

	Payments Due During the Years Ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1) (4)	$460,427,720	$—	$333,457,720	$2,363,968	$124,606,032
Interest on outstanding debt obligations (2)	69,938,321	12,066,939	27,422,679	10,497,386	19,951,317
Interest rate swaps (3)	277,142	134,184	142,958	—	—
Total	$530,643,183	$12,201,123	$361,023,357	$12,861,354	$144,557,349

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at December 31, 2016. The AIG Loan requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised and the AIG Loan is due on November 1, 2025.

(2)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at December 31, 2016. Projected interest payments are based on the interest rate in effect at December 31, 2016.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBO rate as of December 31, 2016.

(4)	Deferred financing costs are excluded from total contractual obligations above.

Other Potential Future Sources of Capital
Potential future sources of capital include proceeds from any public or private offering of our equity, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our public offering and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
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
Our cash and cash equivalent balances increased by approximately $31.7 million during the year ended December 31, 2016 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the year ended December 31, 2016 increased to $16.4 million compared to cash used in operating activities of approximately $(2.9) million for the year ended December 31, 2015. Net cash provided by/(used in) operating activities before changes in operating assets and liabilities for the year ended December 31, 2016 increased by $22.6 million to $15.3 million compared to approximately $(7.3) million for the year ended December 31, 2015. The increase primarily is due to the operating results of properties acquired during the current year.
Investing Activities. During the year ended December 31, 2016, we used $548.0 million in cash for investing activities compared to $486.1 million used during the same period in 2015. The $61.9 million increase in cash utilization in investing activities is primarily related to the following:

•	$73.9 million additional cash used to acquire properties for the year ended December 31, 2016 compared to the same period in 2015; offset by

•	$15.7 million decrease in real estate acquisition deposits.
Financing Activities. During the the year ended December 31, 2016, we generated $563.3 million in financing activities compared to $500.5 million generated during the same period in 2015, an increase in cash provided by financing activities of $62.8 million which is comprised primarily of the following:

•	$142.6 million increase in cash provided by the issuance of common stock, net of discounts and offering costs; and

•	$92.5 million decrease in principal repayments of the Revolving Credit Facility; offset by

•	$163.1 million decrease in cash provided from borrowings from the Revolving Credit Facility and AIG Loan; and

•	$8.9 million increase in cash used for payment of distributions of common stockholders.
Distributions
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

Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. From inception and through December 31, 2016, we funded 83% of our cash distributions from cash flow provided by operating activities and 17% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow (used in) or provided by operating activities during the years ended December 31, 2016 and 2015, excluding stock distributions:

	Year Ended December 31, 2016			Year Ended December 31, 2015
Distributions paid in cash — noncontrolling interests	$11,003			$11,000
Distributions paid in cash — common stockholders	11,540,683			2,631,865
Distributions paid in cash — preferred equity	—			397,803
Distributions of DRP	15,158,260			4,537,562
Total distributions	$26,709,946	(1)		$7,578,230
Source of distributions (2)
Cash flows provided by operations	$11,300,763		42%	$861,262	11%
Offering proceeds from issuance of common stock	250,923		1%	2,179,406	29%
Offering proceeds from issuance of common stock pursuant to the DRP	15,158,260		57%	4,537,562	60%
Total sources	$26,709,946	(3)	100%	$7,578,230	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of December 31, 2016 were approximately $1.5 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
Off-Balance Sheet Arrangements
As of December 31, 2016, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 14, Subsequent Events, to the consolidated financial statements.

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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreement would decrease our future earnings and cash flows by approximately $2.4 million annually.

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

None.

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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)    During the quarter ended December 31, 2016, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)    During the quarter ended December 31, 2016, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III
We expect to file a definitive proxy statement for our 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2017 Proxy Statement. Only those sections of the 2017 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item is incorporated by reference to the 2017 Proxy Statement to be filed with the SEC.
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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2016 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1
Dealer Manager Agreement and Participating Dealer Agreement dated June 20, 2014, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on July 8, 2014, SEC File No. 333-194280

1.2
Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement dated November 25, 2014, incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K filed on December 1, 2014, SEC File No. 000-55605

1.3
Amendment No. 2 to Dealer Manager Agreement and Participating Dealer Agreement dated October 9, 2015, incorporated by reference to Exhibit 1.1 to the Registrant's Current Report on Form 8-K, filed on October 9, 2015, SEC File No. 333-194280

1.4
Amendment No. 3 to Dealer Manager Agreement and Participating Dealer Agreement dated April 25, 2016, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Exhibit 4.1 to Post-Effective Amendment No. 8 to the Registrant's Registration Statement on Form S-11, filed on November 18, 2016, SEC File No. 333-194280

4.2
Form of Additional Investment Subscription Agreement, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 8 to the Registrant's Registration Statement on Form S-11, filed on November 18, 2016, SEC File No. 333-194280

4.3
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 18, 2016, SEC File No. 000-55605

10.1	Advisory Agreement dated July 31, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280
10.2+	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280
10.3+*	Griffin Capital Essential Asset REIT II, Inc.'s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors
10.4+*	Director Compensation Plan
10.5	KeyBank Revolving Credit Facility dated December 12, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, SEC File No. 333-194280

Exhibit No.	Description
10.6	Note payable to KeyBank dated December 12, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, SEC File No. 333-194280
10.7	Guaranty dated December 12, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, SEC File No. 333-194280
10.8	Owens Corning Purchase Agreement dated February 2, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 12, 2015, SEC File No. 333-194280
10.9	Owens Corning Lease dated September 2, 1999, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on March 12, 2015, SEC File No. 333-194280
10.10	Second Amendment to Owens Corning Lease dated April 18, 2014, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on March 12, 2015, SEC File No. 333-194280
10.11	AOPC Purchase Agreement dated March 9, 2015, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on March 12, 2015, SEC File No. 333-194280
10.12
Master Property Management, Leasing, and Construction Management Agreement, dated March 17, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on March 23, 2015, SEC File No. 333-194280

10.13	Westgate II Purchase Agreement dated March 19, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 7, 2015, SEC File No. 333-194280
10.14	Westgate II Lease dated September 10, 2012, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on April 7, 2015, SEC File No. 333-194280
10.15	Amendment No. 1 to Westgate II Lease dated February 28, 2013, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on April 7, 2015, SEC File No. 333-194280
10.16	Amendment No. 2 to Westgate II Lease dated May 9, 2014, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on April 7, 2015, SEC File No. 333-194280
10.17	Amendment No. 3 to Westgate II Lease dated June 16, 2014, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on April 7, 2015, SEC File No. 333-194280
10.18
Amendment No. 1 to Advisory Agreement dated March 18, 2015, incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 2 to the Registrant's Registration Statement on Form S-11, filed on April 8, 2015, SEC File No. 333-194280

10.19	AOPC Lease dated May 9, 2011, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on April 28, 2015, SEC File No. 333-194280
10.20	First Amendment to AOPC Lease dated July 16, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on April 28, 2015, SEC File No. 333-194280
10.21	Second Amendment to AOPC Lease dated March 27, 2015, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on April 28, 2015, SEC File No. 333-194280
10.22
Selected Dealer Agreement with Ameriprise dated as of May 5, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 11, 2015, SEC File No. 333-194280

10.23
American Express Center Purchase Agreement dated April 16, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 15, 2015, SEC File No. 333-194280

10.24	Data Center Lease dated August 23, 2005, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 15, 2015, SEC File No. 333-194280
10.25	First Amendment to Data Center Lease dated July 22, 2014, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 15, 2015, SEC File No. 333-194280
10.26	Technical Resource Center Lease dated July 27, 2005, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 15, 2015, SEC File No. 333-194280
10.27
First Amendment to Technical Resource Center Lease dated July 22, 2014, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on May 15, 2015, SEC File No. 333-194280

10.28	840 Grier Building Lease dated November 25, 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 2, 2015, SEC File No. 333-194280
10.29
First Amendment to 840 Grier Building Lease dated March 9, 2015, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on June 2, 2015, SEC File No. 333-194280

10.30	880 Grier Building Lease dated November 25, 2013, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on June 2, 2015, SEC File No. 333-194280
10.31	950 Grier Building Lease dated November 25, 2013, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on June 2, 2015, SEC File No. 333-194280

Exhibit No.	Description
10.32	Wyndham Purchase Agreement dated June 26, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280
10.33
Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P. dated June 24, 2015, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280

10.34
Amendment No. 1 to the Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P. dated June 24, 2015, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280

10.35	Wyndham Lease dated August 5, 2011, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280
10.36	Commencement Date Agreement dated March 26, 2013, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280
10.37	300 West Park Building Lease dated February 13, 2015, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280
10.38	500 West Park Building Lease dated February 13, 2015, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on June 29, 2015, SEC File No. 333-194280
10.39
Increase Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, JPMorgan Chase Bank, Bank of America, Fifth Third Bank, and Suntrust Bank, incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2015, SEC File No. 333-194280

10.40
Joinder Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, and Associated Bank, National Association, incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2015, SEC File No. 333-194280

10.41
1800 Tapo Building Lease for the Bank of America property dated November 2013, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on August 19, 2015, SEC File No. 333-194280

10.42
450 American Building Lease for the Bank of America property dated November 2013, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on August 19, 2015, SEC File No. 333-194280

10.43	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.44	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.45	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.46	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.47	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.48	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.49	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.50
Amendment No. 2 to Advisory Agreement dated November 2, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 6, 2015, SEC File No. 333-194280

10.51
Purchase and Sale Agreement for the Amazon Property, dated September 25, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 9, 2015, SEC File No. 333-194280

10.52
Amendment No. 3 to Advisory Agreement dated December 16, 2015, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 18, 2015, SEC File No. 333-194280

10.53
Amended and Restated Amendment to Selected Dealer Agreement dated December 22, 2015, incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2015, SEC File No. 333-194280

Exhibit No.	Description
10.54
Amendment No. 4 to Advisory Agreement dated February 9, 2016, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 10, 2016, SEC File No. 333-194280

10.55
Amendment No. 2 to Selected Dealer Agreement with Ameriprise dated April 11, 2016, incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, filed on May 13, 2016, SEC File No. 000-55605

10.56
Amendment No. 2 to the Second Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, LP, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

10.57
Amendment No. 3 to Selected Dealer Agreement with Ameriprise dated May 31, 2016, incorporated by reference to Exhibit 10.55 to the Registrant's Post-Effective Amendment No. 6 to Form S-11, filed on June 22, 2016, SEC File No. 333-194280

10.58
Increase Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, National Association, Bank of America, N.A., SunTrust Bank, Capital One, National Association, JPMorgan Chase Bank, N.A., and Wells Fargo Bank, National Association, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on November 29, 2016, SEC File No. 000-55605

10.59
Joinder Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, National Association, and U.S. Bank National Association, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on November 29, 2016, SEC File No. 000-55605

10.60
Amendment No. 4 to Selected Dealer Agreement, dated as of December 19, 2016, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Corporation, Griffin Capital Securities, LLC, Griffin Capital Essential Asset Advisor II, LLC, and Ameriprise Financial Services, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 22, 2016, SEC File No. 000-55605

10.61
Cost Reimbursement Agreement, dated as of December 19, 2016 and effective as of January 1, 2017, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Corporation, Griffin Capital Securities, LLC, Griffin Capital Essential Asset Advisor II, LLC and American Enterprise Investment Services Inc., incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 22, 2016, SEC File No. 000-55605

10.62
Purchase and Sale Agreement for 3535 Colonnade Parkway, Birmingham, Alabama dated December 22, 2016, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on December 29, 2016, SEC File No. 000-55605

21.1
Subsidiaries of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended December 31, 2016 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 14, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2017
Kevin A. Shields

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2017
Javier F. Bitar

/s/ Michael J. Escalante	Director and President	March 14, 2017
Michael J. Escalante

/s/ J. Grayson Sanders	Independent Director	March 14, 2017
J. Grayson Sanders

/s/ Kathleen S. Briscoe	Independent Director	March 14, 2017
Kathleen S. Briscoe

/s/ Samuel Tang	Independent Director	March 14, 2017
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-3
Consolidated Statements of Operations for the Years Ended December 31, 2016 and 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-4
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2016 and 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-5
Consolidated Statements of Equity for the Years Ended December 31, 2016 and 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-6
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016 and 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014	F-8
Notes to Consolidated Financial Statements	F-9
Financial Statement Schedule
Schedule III- Real Estate Assets and Accumulated Depreciation and Amortization	S-1
All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Griffin Capital Essential Asset REIT II, Inc.:
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT II, Inc. (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, equity, and cash flows for the years ended December 31, 2016 and 2015, and for the period from February 11, 2014 (date of initial capitalization) through December 31, 2014. Our audits included the financial statement schedule listed in the Index at Item 15. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Griffin Capital Essential Asset REIT II, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years ended December 31, 2016 and 2015 and for the period from February 11, 2014 (date of initial capitalization) through December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed (a) its presentation of debt issuance costs as a result of the adoption of the amendment to the FASB Accounting Standards Codification resulting from Accounting Standards Update 2015-03 “Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs” effective January 1, 2016; and (b) its evaluation of whether an acquisition qualifies as a business combination or asset acquisition as a result of the adoption of the FASB Accounting Standards Codification Update 2017-01 “Business Combination:  Clarifying the Definition of a Business,” effective October 1, 2016.

/s/ Ernst & Young LLP
Los Angeles, California
March 14, 2017

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Cash and cash equivalents	$49,340,185	$17,609,981
Restricted Cash	14,221,311	—
Real estate:
Land	117,569,491	53,229,574
Building	787,998,830	353,083,087
Tenant origination and absorption cost	227,407,041	110,652,188
Construction in progress	79,993	—
Total real estate	1,133,055,355	516,964,849
Less: accumulated depreciation and amortization	(39,954,771)	(12,060,635)
Total real estate, net	1,093,100,584	504,904,214
Above market leases, net	3,527,854	—
Real estate acquisition deposits	250,000	8,950,000
Deferred rent	5,424,033	1,500,086
Other assets, net	18,612,308	3,755,692
Total assets	$1,184,476,275	$536,719,973
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$330,271,808	$135,940,517
AIG Loan	126,199,639	126,013,457
Total debt	456,471,447	261,953,974
Restricted reserves	55,797,648	104,951
Accrued expenses and other liabilities	21,527,126	7,011,243
Distributions payable	1,494,119	556,246
Due to affiliates	22,481,213	2,323,696
Below market leases, net	55,319,151	35,262,532
Total liabilities	613,090,704	307,212,642
Commitments and contingencies (Note 11)
Common stock subject to redemption	16,929,838	4,566,044
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of December 31, 2016 and 2015	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 70,939,647 and 28,556,170 Class A, Class T and Class I shares outstanding, as of December 31, 2016 and December 31, 2015, respectively.	70,939	28,556
Additional paid-in capital	615,652,878	250,757,479
Cumulative distributions	(38,405,155)	(8,257,717)
Accumulated deficit	(23,787,855)	(17,684,220)
Accumulated other comprehensive income	841,234	—
Total stockholders' equity	554,372,041	224,844,098
Noncontrolling interests	83,692	97,189
Total equity	554,455,733	224,941,287
Total liabilities and equity	$1,184,476,275	$536,719,973

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2016	2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Revenue:
Rental income	$51,402,994	$21,215,843	$—
Property expense recovery	11,409,460	3,933,180	—
Total revenue	62,812,454	25,149,023	—
Expenses:
Asset management fees to affiliates	6,412,577	2,623,770	—
Property management fees to affiliates	1,052,461	333,016	—
Property operating	4,427,715	1,316,891	—
Property tax	7,045,713	2,713,373	—
Acquisition fees and expenses to non-affiliates	1,112,872	3,058,497	—
Acquisition fees and expenses to affiliates	6,175,812	10,876,098	—
General and administrative	2,804,249	1,884,983	438,806
Corporate operating expenses to affiliates	1,622,165	1,936,626	—
Depreciation and amortization	27,894,136	12,060,635	—
Total expenses	58,547,700	36,803,889	438,806
Income (Loss) from operations	4,264,754	(11,654,866)	(438,806)
Interest expense	(10,384,119)	(4,851,048)	(55,786)
Other income	13,015	261	—
Net loss	(6,106,350)	(16,505,653)	(494,592)
Distributions to redeemable preferred unit holders	—	(397,803)	—
Preferred units redemption premium	—	(375,000)	—
Less: Net loss attributable to noncontrolling interests	2,715	30,852	57,976
Net loss attributable to common stockholders	$(6,103,635)	$(17,247,604)	$(436,616)
Net loss per share, basic and diluted	$(0.12)	$(1.19)	$(0.86)
Weighted average number of common shares	50,712,589	14,479,960	508,797

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Net loss	$(6,106,350)	$(16,505,653)	$(494,592)
Other comprehensive income:
Change in fair value of swap agreement	841,452	—	—
Total comprehensive loss	(5,264,898)	(16,505,653)	(494,592)
Distributions to redeemable preferred unit holders	—	(397,803)	—
Preferred units redemption premium	—	(375,000)	—
Less: comprehensive loss attributable to noncontrolling interests	2,497	30,852	57,976
Comprehensive loss attributable to common stockholders	$(5,262,401)	$(17,247,604)	$(436,616)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE February 11, 2014 (Date of Initial Capitalization)	100	$1	$999	$—	$—	$—	$1,000	$200,000	$201,000
Gross proceeds from issuance of common stock	1,128,340	11,283	11,272,116	—	—	—	11,283,399	—	11,283,399
Discount on issuance of common stock	—	—	(279,960)	—	—	—	(279,960)	—	(279,960)
Offering costs including dealer manager fees to affiliates	—	—	(1,154,894)	—	—	—	(1,154,894)	—	(1,154,894)
Distributions to common stockholders	—	—	—	(21,143)	—	—	(21,143)	—	(21,143)
Issuance of shares for distribution reinvestment plan	5,333	51	50,615	(50,666)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(50,666)	—	—	—	(50,666)	—	(50,666)
Distributions for noncontrolling interest	—	—	—	—	—	—	—	(2,983)	(2,983)
Net loss	—	—	—	—	(436,616)	—	(436,616)	(57,976)	(494,592)
BALANCE December 31, 2014	1,133,773	$11,335	$9,838,210	$(71,809)	$(436,616)	$—	$9,341,120	$139,041	$9,480,161
Gross proceeds from issuance of common stock	26,897,208	167,766	268,804,318	—	—	—	268,972,084	—	268,972,084
Adjustment to par value - common stock	—	(152,530)	152,530	—	—	—	—	—	—
Discount on issuance of common stock	—	—	(997,020)	—	—	—	(997,020)	—	(997,020)
Offering costs including dealer manager fees to affiliates	—	—	(27,514,088)	—	—	—	(27,514,088)	—	(27,514,088)
Distributions to common stockholders	—	—	—	(3,172,832)	—	—	(3,172,832)	—	(3,172,832)
Issuance of shares for distribution reinvestment plan	477,638	1,509	4,536,053	(4,537,562)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(4,537,562)	—	—	—	(4,537,562)	—	(4,537,562)
Issuance of stock dividends	47,551	476	475,038	(475,514)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,000)	(11,000)
Preferred units offering cost	—	—	(375,000)	—	—	—	(375,000)	—	(375,000)
Write-off of offering cost on redemption of preferred units	—	—	375,000	—	—	—	375,000	—	375,000
Net loss	—	—	—	—	(17,247,604)	—	(17,247,604)	(30,852)	(17,278,456)
BALANCE December 31, 2015	28,556,170	$28,556	$250,757,479	$(8,257,717)	$(17,684,220)	$—	$224,844,098	$97,189	$224,941,287
Gross proceeds from issuance of common stock	40,700,406	40,700	406,422,776	—	—	—	406,463,476	—	406,463,476

Discount on issuance of common stock	—	—	(695,819)	—	—	—	(695,819)	—	(695,819)
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(43,340,495)	—	—	—	(43,340,495)	—	(43,340,495)
Distributions to common stockholders	—	—	—	(12,478,558)	—	—	(12,478,558)	—	(12,478,558)
Issuance of shares for distribution reinvestment plan	1,599,355	1,599	15,156,661	(15,158,260)	—	—	—	—	—
Repurchase of common stock	(167,442)	(167)	(1,626,606)	—	—	—	(1,626,773)	—	(1,626,773)
Additions to common stock subject to redemption	—	—	(13,531,487)	—	—	—	(13,531,487)	—	(13,531,487)
Issuance of stock dividends	251,158	251	2,510,369	(2,510,620)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11,000)	(11,000)
Net loss	—	—	—	—	(6,103,635)	—	(6,103,635)	(2,715)	(6,106,350)
Other comprehensive income	—	—	—	—	—	841,234	841,234	218	841,452
BALANCE December 31, 2016	70,939,647	$70,939	$615,652,878	$(38,405,155)	$(23,787,855)	$841,234	$554,372,041	$83,692	$554,455,733

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Net loss	$(6,106,350)	$(16,505,653)	$(494,592)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation of building	11,630,453	4,915,541	—
Amortization of intangibles	16,263,683	7,145,094	—
Amortization of above and below market leases	(3,591,640)	(1,858,029)	—
Amortization of deferred financing costs	1,195,902	514,024	21,064
Deferred rent	(3,923,946)	(1,500,086)	—
Unrealized gain on interest rate swaps	(154,647)	—	—
Change in operating assets and liabilities:	—
Other assets, net	(1,040,888)	(2,064,302)	(514,868)
Accrued expenses and other liabilities	3,093,852	6,271,274	175,985
Due to affiliates, net	(921,638)	146,429	866,176
Net cash provided by (used in) operating activities	16,444,781	(2,935,708)	53,765
Investing Activities:
Acquisition of properties, net	(553,066,798)	(479,197,536)	—
Restricted reserves	(3,541,348)	—	—
Improvements to real estate	(40,000)	—	—
Payments for construction in progress	(79,993)	—	—
Real estate acquisition deposits	8,700,000	(6,950,000)	(2,000,000)
Net cash used in investing activities	(548,028,139)	(486,147,536)	(2,000,000)
Financing Activities:
Proceeds from borrowings - Credit Facility	249,900,000	286,050,000	—
Proceeds from borrowings - AIG Loan	—	126,970,000	—
Principal payoff of indebtedness - Credit Facility	(55,000,000)	(147,492,280)	—
Deferred financing costs	(1,578,429)	(2,185,692)	(1,923,146)
Issuance of common stock, net of offering costs	383,170,450	240,595,548	9,848,545
Issuance of preferred equity subject to redemption	—	73,260,000	—
Redemption of preferred units	—	(73,260,000)	—
Repurchase of common stock	(1,626,773)	—	—
Distributions paid to common stockholders	(11,540,683)	(2,631,865)	(6,798)
Distributions paid to noncontrolling interests	(11,003)	(11,000)	(2,049)
Distributions paid to preferred units subject to redemption	—	(397,803)	—
Preferred offering cost	—	(375,000)	—
Net cash provided by financing activities	563,313,562	500,521,908	7,916,552
Net increase in cash and cash equivalents	31,730,204	11,438,664	5,970,317
Cash and cash equivalents at the beginning of the period	17,609,981	6,171,317	201,000
Cash and cash equivalents at the end of the period	$49,340,185	$17,609,981	$6,171,317
Supplemental disclosure of cash flow information:
Cash paid for interest	$9,227,547	2,616,311	$—
Supplemental disclosures of non-cash investing and financing transactions:
Increase in Stock Servicing Fee Payable	$17,449,299	$24,968	$—
Increase in distributions payable to common stockholders	$937,876	$540,967	$14,345
Common stock issued pursuant to the distribution reinvestment plan	$15,158,260	$4,515,378	$50,666
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

1. Organization

Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expects to use a substantial amount of the net proceeds from its initial public offering to invest in these properties. The Company’s year end is December 31.
Griffin Capital Company, LLC, a Delaware limited liability company (the “Sponsor”), is the sponsor of the Company. The Sponsor began operations in 1995, and was incorporated in 1996, to principally engage in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor as the trustee of the trust entity that is the sole shareholder of the Sponsor.
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
Griffin Capital Securities, LLC (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of GC. The Dealer Manager was responsible for marketing the Company’s shares offered pursuant to the Offering.
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
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for $1,000 and became the initial stockholder. Upon the Securities and Exchange Commission, ("SEC"), declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On April 25, 2016, the Company reclassified (i)100,000,000 authorized but unissued shares of the Company's Class A common stock, and (ii) 50,000,000 authorized but unissued shares of the Company's Class T common stock, as 150,000,000 shares of Class I common stock.
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2016.

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
Principles of Consolidation
The Company's financial statements, and the financial statements of the Company's operating partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2016 and 2015.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances at December 31, 2016.
Restricted Cash
In conjunction with acquisitions of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. As of December 31, 2016, the Company had approximately $14.2 million in restricted cash, which includes tenant improvement funds.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Corporate operating expenses to affiliates are presented separately from general and administrative expenses on the statement of operations for all periods presented. See Note 10, Related Party Transactions.
The Company decided to discontinue marketing the One Century Place property located in Nashville, Tennessee for sale. The One Century Place property, which was previously classified as held for sale and carried at the lower of its (i) carrying

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

amount or (ii) fair value less costs to sell, was reclassified as held and used. As a result, assets and liabilities are presented as held and used on the consolidated balance sheets for all periods presented.
Real Estate Purchase Price Allocation
In January 2017, the FASB issued Accounting Standards Update ("ASU") 2017-01, Business Combinations, (see “Recently Issued Accounting Pronouncements” below) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.
The Company adopted this accounting standard early effective October 1, 2016. As a result of this adoption, the Company evaluated four real estate acquisitions completed during the fourth quarter of 2016 under the new framework and determined that the assets acquired did not meet the definition of a business. Accordingly, the Company accounted for these transactions as asset acquisitions (see Note 3, Real Estate).
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as a business combination. In accordance with the provisions of ASC 805-10, the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their fair values as of the acquisition date, on an “as if vacant” basis. Further, the Company recognizes the fair value of assets acquired, liabilities assumed and any noncontrolling interest in acquisitions of less than a 100% interest when the acquisition constitutes a change in control of the acquired entity. The accounting provisions have also established that acquisition-related costs and restructuring costs are considered separate and not a component of a business combination and, therefore, are expensed as incurred. For properties acquired in a sale-leaseback transaction or properties that do not meet the definition of a business combination, acquisition fees and acquisition expenses are included as part of the acquisition price.
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
December 31, 2016

The determination of the fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables.
Depreciation and Amortization
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

Impairment of Real Estate and Related Intangible Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, including credit ratings of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies or lease guarantors) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or that are required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants (or their parent companies or lease guarantors), and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management assesses whether the carrying value of the assets will be recovered through the future undiscounted operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the net present value of the estimated future cash flows of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2016, the Company did not record any impairment charges related to its real estate assets or intangible assets.
Restricted Reserves
Restricted reserves includes amounts payable to tenants for the reimbursement of improvements made to the properties in accordance with the tenant's leases. Amounts are paid as reimbursement requests are received from the tenant.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of the calendar year, the Company reconciles the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses. As of December 31, 2016, the Company estimated that approximately $0.5 million, net, was over collected from tenants throughout the year, and as a result, the Company recorded a liability to accrued expenses and other liabilities on the accompanying balance sheet.
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
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. (See Note 5, Interest Rate Contracts).
Income Taxes
The Company elected to be taxed as a REIT under Sections 856 through 860 of the Code for the year ended December 31, 2015 and for each year thereafter. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, after the Company initially qualifies to be taxed as a REIT, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.
The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2016, the TRS has not commenced operations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2016 and 2015, there were no common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-01, Business Combinations, that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this update on October 1, 2016. Refer to “Real Estate Purchase Price Allocation” above for a discussion of this new accounting pronouncement.
In November 2016, the FASB issued an ASU 2016-18, Restricted Cash, that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented.The Company does not expect the adoption of ASU No. 2016-18 to have a significant impact on its financial statements.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. The ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company is currently evaluating the impact the new standard may have on our consolidated financial statements. The Company does not expect the adoption of ASU No. 2016-15 to have a significant impact on its financial statements.
In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, that changes the impairment model for most financial instruments by requiring companies to recognize an allowance for expected losses, rather

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

than incurred losses as required currently by the other-than-temporary impairment model. The ASU will apply to most financial assets measured at amortized cost and certain other instruments, including trade and other receivables, loans, held-to-maturity debt securities, net investments in leases, and off-balance-sheet credit exposures (e.g., loan commitments). The ASU is effective for reporting periods beginning after December 15, 2019, with early adoption permitted, and will be applied as a cumulative adjustment to retained earnings as of the effective date. The Company is currently evaluating the potential impact of the pending adoption of this new guidance on its consolidated financial statements.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU No. 2014-15”). The amendments in ASU No. 2014-15 require management to evaluate, for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or are available to be issued when applicable) and, if so, provide related disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. There was no change to the Company's consolidated financial statements or notes as a result of adoption.
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
December 31, 2016

15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09. ASU No. 2014-09 was originally effective for reporting periods beginning after December 15, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting the standard on the consolidated financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

3. Real Estate
As of December 31, 2016, the Company's real estate portfolio consisted of 25 properties consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.1 million square feet.
Depreciation expense for buildings and improvements for the year ended December 31, 2016 was $11.6 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the year ended December 31, 2016 was $16.3 million.
Total rental income included in the Company's statement of operations from acquisitions in 2016 was approximately $12.5 million for the year ended December 31, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The purchase price and other acquisition items for properties acquired during the year ended December 31, 2016 are shown below.

							Paid to Advisor
Property	Location	Tenant/Major Lessee		Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Reimbursable Expenses (1)	Contingent Advisor Payment (2)	Year of Lease Expiration
Toshiba TEC	Durham, NC	Toshiba TEC Corporation		1/21/2016	$35,800,748	200,800	$851,835	$—	2028
NETGEAR	San Jose, CA	NETGEAR, Inc.		5/17/2016	44,000,000	142,700	987,286	197,780	2025
Nike	Hillsboro, OR	Nike, Inc.		6/16/2016	45,500,000	266,800	1,011,061	841,750	2020
Zebra Technologies	Lincolnshire, IL	Hewitt Associates LLC	(3)	8/1/2016	60,150,000	283,300	1,346,068	1,112,775	2017/2026
WABCO	North Charleston, SC	WABCO Air Compressor Holdings Inc.		9/14/2016	13,834,500	145,200	458,010	255,938	2023
IGT	Las Vegas, NV	IGT		9/27/2016	66,500,000	222,300	1,521,553	1,230,250	2030
3M	DeKalb, IL	3M Company		10/25/2016	69,356,000	978,100	1,580,988	933,511	2026
Amazon	Etna, OH	Amazon.com.dedc LLC		11/18/2016	88,896,060	855,000	2,052,820	541,299	2031
Zoetis	Parsippany, NJ	Zoetis Services LLC		12/16/2016	44,000,000	125,700	1,063,673	698,565	2028
Southern Company	Birmingham, AL	Southern Company Services, Inc.		12/22/2016	131,590,000	669,400	3,056,530	89,803	2044

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
December 31, 2016

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2016, the Company used discount rates ranging from 6.25% to 8.50%.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The following summarizes the purchase price allocation for the properties acquired during the year ended December 31, 2016:

Properties		Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above Market	In-Place Lease Valuation (Below) Market	Other Assets	Other assumed liabilities (2)	Total
Toshiba TEC		$4,130,000	$28,640,000	$8,180,748	$—	$(5,150,000)	$—	$(600,748)	$35,200,000
NETGEAR		20,725,500	17,656,000	8,230,500	—	(2,612,000)	—	(1,663,500)	42,336,500
Nike		5,988,000	32,535,000	9,862,000	—	(2,885,000)	—	—	45,500,000
Zebra Technologies		5,238,441	35,939,000	20,586,559	326,000	(1,940,000)	—	(5,170,557)	54,979,443
WABCO		1,301,500	10,823,000	1,775,000	—	(65,000)	—	—	13,834,500
IGT		6,324,766	52,818,000	11,623,234	—	(4,266,000)	—	(4,049,234)	62,450,766
3M	(1)	5,320,224	55,144,873	7,102,162	3,419,559	—	—	—	70,986,818
Amazon	(1)	5,331,439	75,263,912	10,505,829	75,899	—	—	—	91,177,079
Zoetis	(1)	3,374,660	31,568,059	10,696,623	6,224	—	—	—	45,645,566
Southern Company	(1)	6,605,387	94,487,898	28,192,198	—	(7,030,087)	12,483,760	(43,783,030)	90,956,126
Total		$64,339,917	$434,875,742	$116,754,853	$3,827,682	$(23,948,087)	$12,483,760	$(55,267,069)	$553,066,798

(1)
The Company evaluated each fourth quarter transaction above, under the clarified framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to the ASU issued in January 2017, which the Company early-adopted effective October 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Since the four transactions lacked a substantive process, these transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. In each of these transactions, the Company allocated the total consideration (including acquisition costs) for each acquisition to the individual assets and liabilities acquired on a relative fair value basis.

(2)	Includes liabilities assumed (prepaid rents, tenant improvements and other payables) at the time of acquisition.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

Pro Forma Financial Information (unaudited)
The following condensed pro forma operating information is presented as if the Company’s properties acquired in 2016 had been included in operations as of January 1, 2015. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

	Year Ended December 31,
	2016	2015
Revenue	$100,986,064	$77,653,287
Net income	$11,634,011	$9,752,213
Net income attributable to noncontrolling interests	$5,147	$18,453
Net income attributable to common stockholders (1)	$11,628,865	$8,960,957
Net income to common stockholders per share, basic and diluted	$0.23	$0.63

(1)	Amount is net of net income (loss) attributable to noncontrolling interests and distributions to redeemable noncontrolling interests attributable to common stockholders.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the lease terms, with lease expirations ranging from 2017 to 2044, are shown in the table below:

2017	$62,133,294
2018	68,567,983
2019	75,822,030
2020	77,375,910
2021	69,507,122
Thereafter	583,028,439
Total	$936,434,778
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	December 31, 2016	December 31, 2015
In-place lease valuation (above market)	$3,827,682	$—
In-place lease valuation (above market), accumulated amortization	(299,828)	—
In-place lease valuation (above market), net	$3,527,854	$—
In-place lease valuation (below market)	$(61,068,648)	$(37,120,561)
In-place lease valuation (below market) - accumulated amortization	5,749,497	1,858,029
In-place lease valuation (below market), net	$(55,319,151)	$(35,262,532)
Tenant origination and absorption cost	$227,407,041	$110,652,188
Tenant origination and absorption cost - accumulated amortization	(23,408,777)	(7,145,094)
Tenant origination and absorption cost, net	$203,998,264	$103,507,094

The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 11.4 years as of December 31, 2016. The amortization of the intangible assets and other leasing costs for the years ended December 31, 2016 and 2015 are as follows:

	Amortization (income) expense for the year ended December 31,
	2016	2015
In-place lease valuation	$(3,591,640)	$(1,858,029)
Tenant origination and absorption cost	$16,263,683	$7,145,094
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of December 31, 2016 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
2017	$(4,491,000)	$22,721,000
2018	$(4,617,000)	$22,806,000
2019	$(4,617,000)	$22,806,000
2020	$(4,617,000)	$22,806,000
2021	$(3,722,000)	$22,806,000

4. Debt
As of December 31, 2016, the Company’s debt consisted of the following:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	Book Value as of December 31, 2016	Book Value as of December 31, 2015	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$333,457,720	$138,557,720	2.27%	Interest Only	December 2019 (2)	2.58%
AIG Loan	126,970,000	126,970,000	4.15%	Interest Only (3)	November 2025	4.22%
Total Debt	460,427,720	265,527,720
Unamortized deferred financing costs	(3,956,273)	(3,573,746)
Total Debt, net	$456,471,447	$261,953,974

(1)
The 2.27% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.30% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.65%. As of December 31, 2016, the LIBO Rate was 0.62%. Including the effect of an interest rate swap agreement with a notional amount of $100.0 million, the weighted average interest rate as of December 31, 2016 was approximately 2.84% for the Company's fixed-rate and variable-rate debt combined.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at December 31, 2016 and includes the effect of amortization of deferred financing costs.
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
On November 22, 2016, the Company, through the Operating Partnership, entered into an amendment (the "Increase Agreement") to the Revolving Credit Facility with KeyBank as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, National Association ("Capital One"), and Wells Fargo Bank, National Association, as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners to exercise its right under the Revolving Credit Facility to increase the total commitments from $410 million to $550 million. In connection with the Increase Agreement, the Company, through the Operating Partnership, also entered into a Joinder Agreement with KeyBank and U.S. Bank National Association ("U.S. Bank"), for the admission of U.S. Bank as a lender with a commitment of $50 million under the Revolving Credit Facility (the "Joinder Agreement"). With the admission of U.S. Bank, JPMorgan Chase terminated its commitment under the Revolving Credit Facility and no longer serves as a lender, syndication agent, joint bookrunner, or joint lead arranger under the Revolving Credit Facility.
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
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable rate were effective as of January 1, 2017.
AIG Loan

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of December 31, 2016.
The following summarizes the future principal repayments of all loans as of December 31, 2016 per the loan terms discussed above:

	December 31, 2016
2017	$—
2018	—
2019	333,457,720	(1)
2020	178,101	(2)
2021	2,185,867	(2)
Thereafter	124,606,032	(2)
Total principal	460,427,720
Unamortized deferred loan costs	(3,956,273)
Total	$456,471,447

(1)	Amount includes payment of the balance of the Revolving Credit Facility, which is due in December 2019.

(2)	Amount includes payments of the balance of the AIG Loan.
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
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.
The following table sets forth a summary of the interest rate swap at December 31, 2016 and December 31, 2015:

				Fair value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Assets/(Liabilities):
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$996,099	$—	$100,000,000	$—

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2016, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

(2)	Represents the notional amount of swap that was effective as of the balance sheet date of December 31, 2016 and December 31, 2015.
The following table sets forth the impact of the interest rate swap on the consolidated financial statements for the periods presented:

	Year Ended December 31,
	2016	2015
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCL on derivatives (effective portion)	$662,695	$—
Amount of (loss) gain reclassified from AOCL into earnings under “Interest expense” (effective portion)	$178,757	$—
Amount of (loss) gain recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$154,647	$—
During the next twelve months, the Company estimates that an additional $0.2 million will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2016, the fair value of interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to these agreements of approximately $1.0 million. As of December 31, 2016, the Company had not posted any collateral related to these agreements.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the year ended December 31, 2016.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
December 31, 2016	$996,099	$—	$996,099	$—

Financial instruments as of December 31, 2016 consisted of cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2016. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the years ended December 31, 2016 and 2015.

	December 31, 2016		December 31, 2015
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$120,321,701	$126,970,000	$126,970,000	$126,970,000

(1)	The carrying value of the AIG loan does not include deferred financing costs as of December 31, 2016 and 2015. See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015
Prepaid rent	$9,483,963	$2,382,913
Leasing commission payable	3,783,030	—
Other liabilities	8,260,133	4,628,330
Total	$21,527,126	$7,011,243
8. Equity
Reallocation of Shares in Public Offering
The Company initially registered $2.2 billion in shares for sale, consisting of Class A common stock and Class T common stock. On December 5, 2014, the Company ceased offering Class T common stock, having sold no shares of Class T common stock at such date. On October 30, 2015, the Company ceased offering Class A common stock, having sold approximately $$240.8 million in shares of Class A common stock, and reallocated the remaining shares, such that, effective November 2, 2015, the Company is offering up to approximately $1.8 billion in shares of Class T common stock in the Primary Offering.
On March 2, 2016, the Company's board of directors extended the termination date of the Offering from July 31, 2016 until July 31, 2017, which is three years after the effective date of the Offering.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

On March 29, 2016, the Company's board of directors approved a reallocation of shares being offered in the Primary Offering and the commencement of offering a new class of common stock, Class I shares. Effective April 25, 2016, the Company offered up to $1.56 billion in shares of Class T common stock and up to $0.2 billion in shares of Class I common stock in the Primary Offering. Class I shares were sold at a price of $9.30 per share, reflecting the fact that no selling commissions or stockholder servicing fees are payable on such shares. Class I shares are only available to investors who: (1) purchase shares through fee-based programs, also known as wrap accounts, (2) purchase shares through participating broker dealers that have alternative fee arrangements with their clients, (3) purchase shares through certain registered investment advisers, (4) purchase shares through bank trust departments or any other organization or person authorized to act in a fiduciary capacity for its clients or customers, or (5) are an endowment, foundation, pension fund or other institutional investor.
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
The following table summarizes shares issued and gross proceeds for each share class as of December 31, 2016:

	Class A	Class T	Class I
Gross proceeds from Primary Offering	$240,779,591	$436,785,597	$7,181,972
Gross proceeds from DRP	$12,192,042	$7,484,285	$70,161
Shares issued in Primary Offering	24,199,760	43,754,033	772,261
DRP shares issued	1,284,804	790,101	7,421
Stock distribution shares issued	171,765	125,592	1,352
Total shares issued prior to redemptions	25,656,329	44,669,726	781,034
Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's public offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding sales commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including selling commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of December 31, 2016, and 2015, organizational and offering costs were 0.8% and 1.4% of gross offering proceeds, respectively, excluding selling commissions, dealer manager fees and stockholder servicing fees, and 10.6% and 10.5% of gross offering proceeds, respectively, including selling commissions, dealer manager fees and stockholder servicing fees. As of December 31, 2016, organizational and offering costs did not exceed the limitations. (See Note 10, Related Party Transactions).
Organizational and offering costs incurred as of December 31, 2016 and 2015, including those incurred by the Company and due to the Advisor, for the Offering are as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	December 31, 2016	December 31, 2015
Cumulative offering costs	$72,009,476	$28,668,982
Cumulative organizational costs	$716,724	$517,841
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$4,073,651	$3,534,806
Less payments	(4,073,651)	(3,073,206)
Net organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback (1)	$—	$461,600
Advisor Advances:
Organizational and offering costs advanced by the Advisor	$2,477,391	$382,314
Dealer Manager fees advanced by the Advisor	2,931,542	764,628
Net Organizational and Offering costs and Dealer Manager fees advanced by the Advisor	$5,408,933	$1,608,542
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
Amendment and Restatement of Distribution Reinvestment Plan
On November 15, 2016, the Company's board of directors amended and restated the Company's DRP to state that, effective as of November 28, 2016, until the Company announces an estimated net asset value ("NAV") per share, the purchase price per share under the DRP will be $9.40 per share. The Company announced the estimated NAV per share on February 16, 2017; consequently, the purchase price per share under the DRP equals the published NAV per share, which is $9.37 per share.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP. As of December 31, 2016, $16.9 million of common stock were available for redemption and $1.2 million of common stock were tendered for redemption and redeemed subsequent to December 31, 2016.
Distributions
Earnings and profits, which determine the taxability of distributions to stockholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation expense.
The following unaudited table summarizes the federal income tax treatment for all distributions for the years ended December 31, 2016, 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation § 1.857-6(e).

	Years Ended December 31,
	2016		2015		For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Ordinary income	$0.31	57.10%	$0.21	38.60%	$—	—%
Return of capital	0.24	42.90%	0.34	61.40%	0.26	100.00%
Total distributions paid	$0.55	100%	$0.55	100%	$0.26	100%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

9. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of December 31, 2016, noncontrolling interest was approximately 0.03% of total shares outstanding, and approximately 0.04% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the years ended December 31, 2016, 2015 and for the period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014:

	Year Ended December 31,
	2016	2015	For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31, 2014
Beginning balance	$97,189	$139,041	$200,000
Distributions to noncontrolling interests	(11,000)	(11,000)	(2,983)
Net loss	(2,715)	(30,852)	(57,976)
Other comprehensive income	218	—	—
Ending balance	$83,692	$97,189	$139,041

10. Related Party Transactions

The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of December 31, 2016:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

	As of December 31, 2015	Year Ended December 31, 2016
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$8,675	$13,929,823	$13,938,498	$—
Operating expenses	108,538	1,622,165	1,712,913	17,790
Asset management fees	400,120	6,412,577	6,005,165	807,532
Property management fees	94,528	1,052,461	1,004,051	142,938
Other costs advanced by the Advisor	23,029	304,416	315,369	12,076
Selling commissions
Class T shares	40,421	11,396,735	11,383,439	53,717
Dealer Manager fees
Class T and I shares	14,876	3,949,476	3,946,246	18,106
Stockholder servicing fee(1)	24,968	17,449,299	1,454,146	16,020,121
Advisor Advances:(2)
Organization and offering expenses	843,913	2,633,923	1,000,445	2,477,391
Dealer Manager fees (3)	764,628	8,068,585	5,901,671	2,931,542
Total	$2,323,696	$66,819,460	$46,661,943	$22,481,213

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

The Company’s accounting of stockholder servicing fees of Class T shares sold to the public was determined to not be in compliance with GAAP in prior periods. The Company assessed the cumulative impact of the correction between total equity and total expenses for the year-ended December 31, 2015 and the three months ended March 31, 2016, and as a result, recorded a reduction to equity of approximately $5.6 million and a corresponding increase to Due to Affiliates (as stockholder servicing fee due to the Dealer Manager) of approximately $5.3 million and a decrease of approximately $0.2 million to Corporate Operating Expenses to Affiliates to correct the balances as of June 30, 2016. The effect of the three months ended March 31, 2016 adjustment on income from operations and net loss recorded in the three months ended June 30, 2016 period was $0.2 million and had no impact on earnings per share. In accordance with SEC Staff Accounting Bulletin (“SAB”) No. 99, Materiality and SAB No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, the Company assessed the materiality of this correction on its financial statements for the year ended December 31, 2015 and the three months ended March 31, 2016, using both the roll-over method and iron-curtain methods as defined in SAB 108. The Company concluded the effect was not material to its financial statements for any prior period and, as such, those financial statements are not materially misstated. The Company also concluded that providing for the correction in 2016 did not have a material effect on its financial statements for the quarter ended June 30, 2016 and year ended December 31, 2016.
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
December 31, 2016

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
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, former principal financial officer, Joseph E. Miller, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins of approximately $0.4 million of which $0.2 million is included in operating expenses for the year ended December 31, 2016 and the remaining in offering costs as of December 31, 2016, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.2 million and $0.4 million for reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers during the years ended December 31, 2016 and 2015. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
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
December 31, 2016

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
Employee and Director Long-Term Incentive Plan
The Company’s board of directors adopted a long term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of December 31, 2016, there were 7,093,965 shares reserved for issuance under the Plan, however, no awards had been granted under the Plan.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 14 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund"), and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), a non-diversified, closed-end management investment company that is operated as an interval fund under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
The Sponsor will allocate potential investment opportunities to GCEAR and the Company based on the following factors:
•the investment objectives of each program;
•the amount of funds available to each program;
•the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;
•various strategic considerations that may impact the value of the investment to each program;
•the effect of the acquisition on diversification of each program’s investments; and
•the income tax effects of the purchase to each program.
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
If the Sponsor no longer sponsors GCEAR, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both the Company and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to the Company first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:
•anticipated cash flow of the property to be acquired and the cash requirements of each program;
•effect of the acquisition on diversification of each program’s investments;
•policy of each program relating to leverage of properties;
•income tax effects of the purchase to each program;
•size of the investment; and
•amount of funds available to each program and the length of time such funds have been available for investment.
Economic Dependency

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2016

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

12. Declaration of Distributions
During the quarter ended December 31, 2016, the Company paid cash distributions in the amount of $0.00150273220 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2016 through December 31, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
During the quarter ended December 31, 2016, the Company paid stock distributions in the amount of 0.000013661 Class A shares, Class T shares or Class I shares per day per share payable to stockholders of record at the close of business on each day during the period from October 1, 2016 through December 31, 2016. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 20, 2016, the Company’s board of directors declared cash distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2017 through March 31, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
On December 20, 2016, the Company's board of directors declared a stock distribution in the amount of 0.000013699 shares of stock per day on the outstanding shares of common stock payable to stockholders of record at the close of business each day of the period commencing on January 1, 2017 through March 31, 2017.
13. Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2016 and 2015:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2015

	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$12,502,425	$13,330,196	$16,333,422	$20,646,411
Net (loss)/income	$(1,140,542)	$(2,825,782)	$(2,736,725)	$596,699
Net (loss)/income attributable to common stockholders	$(1,139,852)	$(2,824,537)	$(2,735,766)	$596,520
Net (loss)/income per share (1)	$(0.03)	$(0.06)	$(0.05)	$0.01
	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$30,179	$3,570,455	$9,682,928	$11,865,461
Net (loss)	$(1,026,391)	$(9,797,905)	$(2,638,219)	$(3,043,138)
Net (loss) attributable to common stockholders	$(1,019,804)	$(9,801,118)	$(3,259,242)	$(3,167,440)
Net (loss) per share (1)	$(0.30)	$(0.87)	$(0.18)	$(0.13)

(1)	Amounts were retroactively adjusted to reflect stock dividends. (See note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).
14. Subsequent Events

Status of the Offering
As of March 9, 2017, the Company has received and accepted subscriptions in the Offering for 24,199,760, 47,563,146 and 901,225 Class A, Class T and Class I shares of common stock, or $240.8 million, $474.9 million and $8.4 million respectively, excluding Class A ,Class T and Class I shares of common stock issued pursuant to the DRP. To date, a total of $13.4 million, $9.7 million and $0.1 million in distributions of Class A, Class T and Class I common stock were reinvested pursuant to the DRP, respectively, and 1,415,264 and 1,030,750 and 11,344 Class A and Class T and Class I shares of common stock were issued pursuant to the DRP, respectively.
Declaration of Distributions
On March 7, 2017, the Company’s board of directors declared cash distributions in the amount of $0.00150684932 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2017 through June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
On March 7, 2017, the Company’s board of directors declared stock distributions in the amount of 0.000013699 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2017 through June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
Acquisition of Allstate Property

On January 31, 2017, the Company, through the Operating Partnership, acquired a three-story, Class "A" office property consisting of 70,273 net rentable square feet located in Lone Tree, Colorado (the "Allstate property"). The Allstate property is currently leased in its entirety to Allstate Insurance Company. The purchase price for the Allstate property was $14.75 million, plus closing costs, less a credit in the amount of $350,000 applied at closing.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2016						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improvements (1)		Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Owens Corning	Industrial	NC	$3,300,000	$575,000	$5,166,626	$—	$575,000	$5,166,626	$5,741,626	$313,103	N/A	3/9/2015	5-40 years
Westgate II	Office	TX	34,200,000	3,732,053	55,101,476	—	3,732,053	55,101,476	58,833,529	4,134,011	N/A	4/1/2015	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	6,070,000	1,207,000	8,936,000	—	1,207,000	8,936,000	10,143,000	625,641	N/A	4/22/2015	5-40 years
American Express Center	Data Center/Office	AZ	54,900,000	5,750,000	113,670,000	—	5,750,000	113,670,000	119,420,000	11,016,228	N/A	5/11/2015	5-40 years
MGM Corporate Center	Office	NV	18,180,000	4,260,342	28,704,658	—	4,260,342	28,704,658	32,965,000	2,084,317	N/A	5/27/2015	5-40 years
American Showa	Industrial	OH	10,320,000	1,452,649	15,747,351	—	1,452,649	15,747,351	17,200,000	907,536	N/A	5/28/2015	5-40 years
Huntington Ingalls	Industrial	VA	(2)	5,415,000	29,836,000	—	5,415,000	29,836,000	35,251,000	1,675,105	N/A	6/26/2015	5-40 years
Wyndham	Office	NJ	(2)	5,695,816	76,531,589	—	5,695,816	76,531,589	82,227,405	3,981,852	N/A	6/26/2015	5-40 years
Exel	Distribution Center	OH	(2)	1,988,200	13,958,000	—	1,988,200	13,958,000	15,946,200	878,556	N/A	6/30/2015	5-40 years
Morpho Detection	Office	MA	(2)	2,350,000	9,482,000	—	2,350,000	9,482,000	11,832,000	680,636	N/A	7/1/2015	5-40 years
FedEx Freight	Industrial	OH	(2)	2,774,000	25,913,000	—	2,774,000	25,913,000	28,687,000	1,379,537	N/A	7/22/2015	5-40 years
Aetna	Office	AZ	(2)	1,852,514	20,480,575	—	1,852,514	20,480,575	22,333,089	731,750	N/A	7/29/2015	5-40 years
Bank of America I	Office	CA	(2)	5,491,000	23,514,000	70,926	5,491,000	23,584,926	29,075,926	2,159,816	N/A	8/14/2015	5-40 years
Bank of America II	Office	CA	(2)	9,206,000	20,204,000	—	9,206,000	20,204,000	29,410,000	2,134,340	N/A	8/14/2015	5-40 years
Atlas Copco	Office	MI	(2)	1,480,000	16,490,000	—	1,480,000	16,490,000	17,970,000	904,846	N/A	10/1/2015	5-40 years
Toshiba TEC	Office	NC	(2)	4,130,000	36,820,748	—	4,130,000	36,820,748	40,950,748	1,309,377	N/A	1/21/2016	5-40 years

S-1

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

NETGEAR	Office	CA	(2)	20,725,500	25,886,500	—	20,725,500	25,886,500	46,612,000	827,046	N/A	5/17/2016	5-40 years
Nike	Office	OR	(2)	5,988,000	42,397,000	9,067	5,988,000	42,406,067	48,394,067	1,623,982	N/A	6/16/2016	5-40 years
Zebra Technologies	Office	IL	(2)	5,238,441	56,525,559	—	5,238,441	56,525,559	61,764,000	1,001,005	N/A	8/1/2016	5-40 years
WABCO	Industrial	SC	(2)	1,301,500	12,598,000	—	1,301,500	12,598,000	13,899,500	156,888	N/A	9/14/2016	5-40 years
IGT	Office	NV	(2)	6,324,766	64,441,234	40,000	6,324,766	64,481,234	70,806,000	561,289	N/A	9/27/2016	5-40 years
3M	Industrial	IL	(2)	5,320,224	62,247,035	—	5,320,224	62,247,035	67,567,259	388,889	N/A	10/25/2016	5-40 years
Amazon	Industrial	OH	(2)	5,331,439	85,769,741	—	5,331,439	85,769,741	91,101,180	312,452	N/A	11/18/2016	5-40 years
Zoetis	Office	NJ	(2)	3,374,660	42,264,682	—	3,374,660	42,264,682	45,639,342	73,507	N/A	12/16/2016	5-40 years
Southern Company	Office	AL	(2)	6,605,387	122,680,097	—	6,605,387	122,680,097	129,285,484	93,062	N/A	12/21/2016	5-40 years
Total			$126,970,000	$117,569,491	$1,015,365,871	$119,993	$117,569,491	$1,015,485,864	$1,133,055,355	$39,954,771

(1)	Amounts include intangibles.

(2)	The acquisitions were funded by the credit facility.

(3)	As of December 31, 2016, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $1.1 billion (unaudited).

	Activity for the year ended December 31,
	2016	2015
Real estate facilities
Balance at beginning of year	$516,964,849	$—
Acquisitions	615,970,513	516,964,849
Improvements	40,000	—
Construction-in-progress	79,993	—
Balance at end of year	$1,133,055,355	$516,964,849
Accumulated depreciation
Balance at beginning of year	$12,060,635	$—
Depreciation and amortization expense	27,894,136	12,060,635
Balance at end of year	$39,954,771	$12,060,635
Real estate facilities, net	$1,093,100,584	$504,904,214

S-2