Form 10-Q
period 2017-03-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2017-05-11
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2017, there were 25,638,409, 48,943,741, and 934,654 shares of Class A, Class T and Class I common stock, respectively, of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	March 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$58,478	$49,340
Restricted Cash	14,221	14,221
Real estate:
Land	119,378	117,569
Building and improvements	797,225	787,999
Tenant origination and absorption cost	232,426	227,407
Construction in progress	14	80
Total real estate	1,149,043	1,133,055
Less: accumulated depreciation and amortization	(50,478)	(39,955)
Total real estate, net	1,098,565	1,093,100
Intangible assets, net	3,352	3,528
Real estate acquisition deposits	450	250
Deferred rent	9,597	5,424
Other assets, net	14,434	18,612
Total assets	$1,199,097	$1,184,475
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$330,521	$330,272
AIG Loan	126,221	126,200
Total debt	456,742	456,472
Restricted reserves	35,822	55,797
Accrued expenses and other liabilities	20,943	21,527
Distributions payable	1,637	1,494
Due to affiliates	23,663	22,481
Below market leases, net	55,112	55,319
Total liabilities	593,919	613,090
Commitments and contingencies (Note 11)
Common stock subject to redemption	21,040	16,930
Stockholders' equity:
Preferred Stock, $0.001 par value, 200,000,000 shares authorized; no shares outstanding, as of March 31, 2017 and December 31, 2016	—	—
Common Stock, $0.001 par value, 700,000,000 shares authorized; 75,410,597 and 70,939,647 Class A, Class T and Class I shares outstanding in aggregate, as of March 31, 2017 and December 31, 2016, respectively.	75	71
Additional paid-in capital	652,987	615,653
Cumulative distributions	(49,348)	(38,406)
Accumulated deficit	(20,665)	(23,788)
Accumulated other comprehensive loss	1,007	841
Total stockholders' equity	584,056	554,371
Noncontrolling interests	82	84
Total equity	584,138	554,455
Total liabilities and equity	$1,199,097	$1,184,475

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue:
Rental income	$21,608	$10,274
Property expense recovery	4,364	2,228
Total revenue	25,972	12,502
Expenses:
Asset management fees to affiliates	2,746	1,270
Property management fees to affiliates	426	195
Property operating	1,673	762
Property tax	2,412	1,296
Acquisition fees and expenses to non-affiliates	—	94
Acquisition fees and expenses to affiliates	—	870
General and administrative	922	478
Corporate operating expenses to affiliates	591	560
Depreciation and amortization	10,523	5,626
Total expenses	19,293	11,151
Income from operations	6,679	1,351
Other income (expense):
Other income, net	24	1
Interest expense	(3,579)	(2,493)
Net income (loss)	3,124	(1,141)
Less: Net (income) loss attributable to noncontrolling interests	(1)	1
Net income (loss) attributable to common stockholders	$3,123	$(1,140)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.04	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	74,460,141	33,356,599
Distributions declared per common share	$0.14	$0.14

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$3,124	$(1,141)
Other comprehensive income (loss):
Change in fair value of swap agreement	166	(17)
Total comprehensive income (loss)	3,290	(1,158)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1)	1
Comprehensive income (loss) attributable to common stockholders	$3,289	$(1,157)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2015	28,556,170	$29	$250,757	$(8,258)	$(17,684)	$—	$224,844	$98	$224,942
Gross proceeds from issuance of common stock	40,700,406	40	406,423	—	—	—	406,463	—	406,463
Discount on issuance of common stock	—	—	(696)	—	—	—	(696)	—	(696)
Offering costs including dealer manager fees to affiliates	—	—	(43,340)	—	—	—	(43,340)	—	(43,340)
Distributions to common stockholders	—	—	—	(12,479)	—	—	(12,479)	—	(12,479)
Issuance of shares for distribution reinvestment plan	1,599,355	2	15,157	(15,159)	—	—	—	—	—
Repurchase of common stock	(167,442)	—	(1,627)	—	—	—	(1,627)	—	(1,627)
Additions to common stock subject to redemption	—	—	(13,531)	—	—	—	(13,531)	—	(13,531)
Issuance of stock dividends	251,158	—	2,510	(2,510)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net loss					(6,104)		(6,104)	(3)	(6,107)
Other comprehensive income	—	—	—	—	—	841	841	—	841
BALANCE December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	3,938,108	4	39,288	—	—	—	39,292	—	39,292
Discount on issuance of common stock	—	—	(19)	—	—	—	(19)	—	(19)
Stock-based compensation	15,000	—	140	—	—	—	140	—	140
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(2,950)	—	—	—	(2,950)	—	(2,950)
Distributions to common stockholders	—	—	—	(4,672)	—	—	(4,672)	—	(4,672)
Issuance of shares for distribution reinvestment plan	575,177	—	5,395	(5,395)	—	—	—	—	—
Repurchase of common stock	(148,675)	—	(1,411)	—	—	—	(1,411)	—	(1,411)
Additions to common stock subject to redemption	—	—	(3,984)	—	—	—	(3,984)	—	(3,984)
Issuance of stock dividends	91,340	—	875	(875)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	3,123	—	3,123	1	3,124
Other comprehensive income	—	—	—	—	—	166	166	—	166
BALANCE March 31, 2017	75,410,597	$75	$652,987	$(49,348)	$(20,665)	$1,007	$584,056	$82	$584,138

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	$3,124	$(1,141)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation of building	4,892	2,338
Amortization of tenant origination and absorption cost	5,631	3,288
Amortization of above and below market leases	(1,033)	(806)
Amortization of deferred financing costs	272	190
Deferred rent	(4,173)	(752)
Stock-based compensation	140	—
Unrealized (gain) loss on interest rate swaps	23	(96)
Change in operating assets and liabilities:
Other assets, net	2,510	972
Accrued expenses and other liabilities	(458)	(1,973)
Due to affiliates, net	3,263	437
Net cash provided by operating activities	14,191	2,457
Investing Activities:
Acquisition of property, net	(14,897)	(35,200)
Restricted reserves	(19,976)	—
Improvements to real estate	16	—
Payments for construction in progress	(106)	—
Real estate acquisition deposits	(200)	1,450
Net cash used in investing activities	(35,163)	(33,750)
Financing Activities:
Principal payoff of indebtedness - Credit Facility	—	(55,000)
Proceeds from borrowings - Credit Facility	—	17,900
Deferred financing costs	—	(36)
Issuance of common stock, net of discounts and offering costs	36,052	94,641
Repurchase of common stock	(1,411)	(22)
Distributions paid to common stockholders	(4,528)	(1,777)
Distributions paid to noncontrolling interests	(3)	(3)
Net cash provided by financing activities	30,110	55,703
Net increase (decrease) in cash and cash equivalents	9,138	24,410
Cash and cash equivalents at the beginning of the period	49,340	17,610
Cash and cash equivalents at the end of the period	$58,478	$42,020
Supplemental Disclosures of Non-Cash Transactions:
Increase in fair value of swap agreement	$166	$—
Increase in Stockholder Servicing Fee Payable	$355	$—
Increase in distributions payable - common stock	$143	$192
Common stock issued pursuant to the distribution reinvestment plan	$5,395	$2,507

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

1. Organization
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and has used a substantial amount of the net proceeds from its initial public offering to invest in these properties. The Company’s year end is December 31.
Griffin Capital Company, LLC, a Delaware limited liability company (the “Sponsor”), is the sponsor of the Company. The Sponsor, which was formerly known as Griffin Capital Corporation, began operations in 1995 to principally engage in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor.
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”) was formed on November 19, 2013. Griffin Capital Real Estate Company, LLC a Delaware limited liability company ("GRECO") is the sole member of the Advisor and Griffin Capital, LLC, a Delaware limited liability company ("GC") is the sole member of GRECO. The Sponsor is the sole member of GC. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the Advisory Agreement (as defined in Note 10, Related Party Transactions). The Company's officers are also officers of the Advisor and officers of the Sponsor.
Griffin Capital Securities, LLC (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of GC. The Dealer Manager was responsible for marketing the Company’s shares offered pursuant to the Company's initial public offering.
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
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for one thousand dollars and became the initial stockholder. Upon the Securities and Exchange Commission ("SEC") declaring the offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On April 25, 2016, the Company reclassified (i)100,000,000 authorized but unissued shares of the Company's Class A common stock, and (ii) 50,000,000 authorized but unissued shares of the Company's Class T common stock, as 150,000,000 shares of Class I common stock.
The Company registered $2.2 billion in common shares in its initial public offering (“Offering”), consisting of $2.0 billion in common shares to be offered to the public in the primary public offering (“Primary Offering”) and $200.0 million in common shares for sale pursuant to the distribution reinvestment plan (“DRP”). (See Note 8, Equity, for additional details.)
In September 2016, the Company's board of directors approved the close of the Primary Offering effective January 20, 2017; however, the Company continued to offer shares pursuant to the DRP.  On April 6, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
Griffin Capital Essential Asset Operating Partnership II, L.P., a Delaware limited partnership (the “Operating Partnership”), was formed on November 21, 2013. On February 11, 2014, the Advisor purchased a 99% limited partnership interest and special limited partnership interest in the Operating Partnership for $0.2 million and on February 11, 2014, the Company contributed the initial one thousand dollars capital contribution it received to the Operating Partnership in exchange for a 1% general partner interest.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”) formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2017.
2. Summary of Significant Accounting Policies and Basis of Presentation
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 (except as noted below). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.
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
The Company adopted this accounting standard early effective October 1, 2016. As a result of this adoption, the Company evaluated one real estate acquisition completed during the first quarter of 2017 under the new framework and determined that the asset acquired did not meet the definition of a business. Accordingly, the Company accounted for this transaction as an asset acquisition (see Note 3, Real Estate).
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets (see Note 3, Real Estate), have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

amount of additional rent paid by the tenant during the quarter to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

3. Real Estate
As of March 31, 2017, the Company's real estate portfolio consisted of 26 properties (34 buildings) in 16 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.2 million square feet.
Depreciation expense for buildings and improvements for the three months ended March 31, 2017 was $4.9 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the three months ended March 31, 2017, was $5.6 million.
The purchase price and other acquisition items for the property acquired during the three months ended March 31, 2017 are shown below.

							Paid to Advisor
Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	Acquisition Fees and Reimbursable Expenses (1)	Contingent Advisor Payment (2)	Year of Lease Expiration
Allstate	Lone Tree, CO	Allstate Insurance Co.	1/31/2017	$14,750	(3)	70,300	$402	$273	2026

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

(3)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the three months ended March 31, 2017, the Company used discount rates ranging from 6.00% to 8.25%.
In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with asset acquisitions are capitalized in the period they are incurred.
The following summarizes the purchase price allocation for the property acquired during the three months ended March 31, 2017:

Property	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above Market	In-Place Lease Valuation (Below) Market	Total
Allstate (1)	$1,808	$9,071	$5,019	$—	$(1,001)	$14,897

(1)
The Company evaluated the transaction above, under the clarified framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to the ASU issued in January 2017, which the Company early-adopted effective October 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Since the transaction above lacked a substantive process, the transaction did not meet the definition of a business and consequently was accounted for as an asset acquisition. The Company allocated the total consideration (including acquisition costs of approximately $0.5 million) to the individual assets and liabilities acquired on a relative fair value basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2020 to 2044.

As of March 31, 2017
Remaining 2017	$47,750
2018	69,793
2019	76,943
2020	78,520
2021	70,675
Thereafter	588,948
Total	$932,629
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

	March 31, 2017	December 31, 2016
In-place lease valuation (above market)	$3,828	$3,828
In-place lease valuation (above market), accumulated amortization	(476)	(300)
Intangible assets, net	$3,352	$3,528
In-place lease valuation (below market)	$(62,070)	$(61,069)
In-place lease valuation (below market) - accumulated amortization	6,958	5,750
In-place lease valuation (below market), net	$(55,112)	$(55,319)
Tenant origination and absorption cost	$232,426	$227,407
Tenant origination and absorption cost - accumulated amortization	(29,040)	(23,409)
Tenant origination and absorption cost, net	$203,386	$203,998
The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 11.1 and 11.4 years as of March 31, 2017 and December 31, 2016, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the three months ended March 31,
	2017	2016
In-place lease valuation	$(1,033)	$(806)
Tenant origination and absorption cost	$5,631	$3,288
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of March 31, 2017 for the next five years:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2017	$(3,539)	$17,485
2018	(4,719)	23,313
2019	(4,719)	23,313
2020	(4,719)	23,313
2021	(3,823)	18,829
4. Debt
As of March 31, 2017 and December 31, 2016, the Company's debt and related deferred financing costs consisted of the following:

	As of March 31, 2017	As of December 31, 2016	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$333,458	$333,458	2.29%	Interest Only	December 2019 (2)	2.77%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Debt	460,428	460,428
Unamortized deferred financing costs	(3,686)	(3,956)
Total Debt, net	$456,742	$456,472

(1)
The 2.29% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.32% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.50%. As of March 31, 2017, the LIBO Rate was 0.79%. Including the effect of an interest rate swap agreement with a notional amount of $100.0 million, the weighted average interest rate as of March 31, 2017 was approximately 2.81% for the Company's fixed-rate and variable-rate debt combined.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at March 31, 2017 and includes the effect of amortization of deferred financing costs.
Revolving Credit Facility
On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement (the “Revolving Credit Facility”), co-led by KeyBank, N.A. ("KeyBank") and JPMorgan Chase Bank, N.A. with KeyBank as administrative agent, JPMorgan Chase Bank, N.A. as syndication agent, and a syndicate of lenders. Pursuant to the Revolving Credit Facility, the Company was provided with an initial commitment of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, the Company exercised its right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million.
On November 22, 2016, the Company, through the Operating Partnership, entered into an amendment (the "Increase Agreement") to the Revolving Credit Facility with KeyBank as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, National Association ("Capital One"), and Wells Fargo Bank, National Association, as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners to exercise its right under the Revolving Credit Facility to increase the total commitments from $410.0 million to $550.0 million. In connection with the Increase Agreement, the Company, through the Operating Partnership, also entered into a Joinder Agreement with KeyBank and U.S. Bank National Association ("U.S. Bank"), for the admission of U.S. Bank as a lender with a commitment of $50.0 million under the Revolving Credit Facility (the "Joinder Agreement"). With the admission of U.S. Bank, JPMorgan Chase Bank, N.A. terminated its commitment under the Revolving Credit Facility and no longer serves as a lender, syndication agent, joint bookrunner, or joint lead arranger under the Revolving Credit Facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
Debt Covenant Compliance
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of March 31, 2017.
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
The effective portion of the change in fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income related to derivatives will be reclassified to interest expense as interest payments are made on our variable-rate debt.
The following table sets forth a summary of the interest rate swap at March 31, 2017 and December 31, 2016:

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2017	December 31, 2016
Assets:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$1,139	$996

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2017, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

(2)	Represents the notional amount of swap that was effective as of the balance sheet date of March 31, 2017 and December 31, 2016.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the three months ended March 31, 2017:

Three Months Ended March 31, 2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives (effective portion)	$176
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(10)
Amount of (loss) gain recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(23)
During the next twelve months, the Company estimates that an additional $0.5 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2017, the fair value of interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to these agreements, which was approximately $1.1 million. As of March 31, 2017, the Company had not posted any collateral related to these agreements.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2017.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
March 31, 2017	$1,139	$—	$1,139	$—
December 31, 2016	$996	$—	$996	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Financial instruments as of March 31, 2017 consisted of cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2017 and for the year ended December 31, 2016.

	March 31, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$121,746	$126,970	$120,322	$126,970

(1)	The carrying value of the AIG loan does not include deferred financing costs as of March 31, 2017 and December 31, 2016. See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2017 and December 31, 2016 :

	March 31, 2017	December 31, 2016
Prepaid rent	$8,742	$9,484
Leasing commission payable	3,783	3,783
Other liabilities	8,418	8,260
Total	$20,943	$21,527
8. Equity
Status of Offering
In September 2016, the Company's board of directors approved the close of the Primary Offering effective January 20, 2017; however, the Company continued to offer shares pursuant to the DRP.  On April 6, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
Share Classes
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The following table summarizes shares issued and gross proceeds for each share class as of March 31, 2017:

	Class A	Class T	Class I	Total
Gross proceeds from Primary Offering	$240,780	$474,859	$8,381	$724,020
Gross proceeds from DRP	$14,056	$10,959	$127	$25,142
Shares issued in Primary Offering	24,199,760	47,563,177	901,225	72,664,162
DRP shares issued	1,483,469	1,160,545	13,489	2,657,503
Stock distribution shares issued	203,109	184,489	2,451	390,049
Restricted stock units issued	—	—	15,000	15,000
Total shares issued prior to redemptions	25,886,338	48,908,211	932,165	75,726,714
Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's public offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding sales commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii)15% (including selling commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the DRP). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of March 31, 2017 and December 31, 2016, organizational and offering costs were 0.8% of gross offering proceeds, for both periods presented, excluding selling commissions, dealer manager fees and stockholder servicing fees, and 10.4% and 10.6% of gross offering proceeds, respectively, including selling commissions, dealer manager fees and stockholder servicing fees. As of March 31, 2017 and December 31, 2016, organizational and offering costs did not exceed the limitations.
Organizational and offering costs incurred as of March 31, 2017 and December 31, 2016, including those incurred by the Company and due to the Advisor, for the Offering are as follows:

	March 31, 2017	December 31, 2016
Cumulative offering costs	$74,818	$72,009
Cumulative organizational costs	$717	$717
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$4,074	$4,074
Less payments	$(4,074)	$(4,074)
Net organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback(1)	$—	$—
Advisor Advances:
Organizational and offering costs advanced by the Advisor	2,925	$2,477
Dealer Manager fees advanced by the Advisor	3,444	2,932
Net organizational and offering costs and Dealer Manager fees advanced by the Advisor	$6,369	$5,409

(1)	See Note 10, Related Party Transactions, for discussion on Contingent Advisor Payment Holdback.
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
Share Redemption Program
The Company adopted a share redemption program that will enable stockholders to sell their stock to the Company in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by the Company. During any calendar year, the Company will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to the Company’s DRP. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares generally will be redeemed on the last business day of the month following such calendar quarter. The redemption price per share is expected to be the redemption rate set forth in the following table which is based upon the number of years the stock is held:

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
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP. As of March 31, 2017, $21.0 million of common stock was available for redemption and $1.1 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2017.
Share-Based Compensation
The Company’s board of directors adopted a long-term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. During the first quarter of 2017, the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Company issued an aggregate of 15,000 shares of restricted stock to the Company's independent directors. These restricted shares fully vested upon issuance.
9. Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of March 31, 2017, noncontrolling interests were approximately 0.03% of total shares and of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2017 and the year ended December 31, 2016:

	Three Months Ended March 31, 2017	Year Ended December 31, 2016
Beginning balance	$84	$98
Distributions to noncontrolling interests	(3)	(11)
Net income (loss)	1	(3)
Other comprehensive income (loss)	—	—
Ending balance	$82	$84
10. Related Party Transactions
The following table summarizes the related party costs and fees incurred, paid and due to affiliates as of March 31, 2017 and December 31, 2016:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

	Year Ended December 31, 2016	Three Months Ended March 31, 2017
	Payable	Incurred		Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$402		$402	$—
Operating expenses	18	591		—	609
Asset management fees	807	2,746		2,634	919
Property management fees	143	426		426	143
Other costs advanced by the Advisor	12	203		—	215
Selling commissions	54	1,125		1,179	—
Dealer Manager fees	18	392		410	—
Stockholder servicing fee(1)	16,020	355		967	15,408
Advisor Advances:(2)
Organization and offering expenses	2,477	448	(4)	—	2,925
Dealer Manager fees (3)	2,932	789	(4)	277	3,444
Total	$22,481	$7,477		$6,295	$23,663

(1)
The Dealer Manager is entitled to receive a stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% of gross proceeds of Class T shares sold.

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

(4)
Approximately $0.1 million and $0.2 million of offering and organizational costs, respectively, related to the proposed offering. The Advisory Agreement requires, upon termination of the Offering, that any organizational and offering costs, including selling commissions, dealer manager fees, and stockholder servicing fees, incurred above 15% of gross equity raised in the Company’s Offering and that any organizational and offering costs not including selling commissions, dealer manager fees, and stockholder servicing fees, incurred above 3.5% of gross equity raised in the Company’s Offering shall be reimbursed to the Company.

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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins of approximately $0.2 million, which is included in offering costs as of March 31, 2017, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.1 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the three months ended March 31, 2017 and 2016. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
Dealer Manager Agreement
The Company entered into a dealer manager agreement with the Dealer Manager on June 20, 2014, as amended by Amendment No. 1 to the Dealer Manager Agreement dated November 25, 2014, as amended by Amendment No. 2 to the Dealer Manager Agreement dated October 9, 2015, and Amendment No. 3 to the Dealer Manager Agreement dated April 25, 2016 and entered into participating dealer agreements with various broker-dealers authorizing them to sell shares of the Company’s stock in the Primary Offering (together with the dealer manager agreement and all amendments, the “Dealer Manager Agreement”).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Through October 30, 2015, the Dealer Manager Agreement provided that the Dealer Manager was entitled to receive a selling commission and dealer manager fee equal to 7.0% and 3.0%, respectively, of gross proceeds from Class A shares sold in the Primary Offering. Commencing November 2, 2015, the Dealer Manager Agreement provided that the Dealer Manager was entitled to receive a selling commission equal to up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares sold in the Primary Offering. Commencing April 25, 2016, the Dealer Manager Agreement provides that the Dealer Manager is entitled to receive a selling commission equal to up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and an aggregate dealer manager fee equal to 3.0% of gross proceeds from Class T shares and Class I shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee, 1.0% will be funded by the Company and 2.0% will be funded by the Advisor. In addition, the Dealer Manager is entitled to receive an ongoing stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% of gross proceeds of Class T shares sold. The Company will cease paying the stockholder servicing fee with respect to the Class T shares sold in the Offering at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Primary Offering (i.e., excluding proceeds from sales pursuant to the DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Offering (excluding the DRP offering) terminates; (iii) the date that such Class T share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction.
Upon the sale of shares by participating broker-dealers, the Dealer Manager re-allowed all of the selling commissions paid in connection with sales made by these participating broker-dealers and may, in the Dealer Manager’s discretion, re-allow all of the stockholder servicing fees paid in connection with sales of Class T shares made by these participating broker-dealers for providing ongoing or regular account or portfolio maintenance for the stockholder, assisting with recordkeeping, assisting and processing distribution payments, assisting with share repurchase requests, offering to meet with the stockholder periodically to provide overall guidance on the stockholder’s investment in the Company or to answer questions about the account statement or valuations, or providing other similar services as the stockholder may reasonably require in connection with such stockholder’s investment in Class T Shares; provided, however, that with respect to any individual investment, the Dealer Manager will not re-allow the related stockholder servicing fee to any broker-dealer if such broker-dealer ceases to hold the account related to such investment or fails to provide the aforementioned services. In any instance in which the Dealer Manager does not re-allow the stockholder servicing fee to a participating broker-dealer, the Dealer Manager will return such fee to the Company. The Dealer Manager also generally re-allowed to participating broker-dealers a portion of the 3.0% dealer manager fee earned on the proceeds raised by the participating broker-dealers as marketing fees, reimbursement of the costs and expenses of attending training and education meetings sponsored by the Dealer Manager, payment of attendance fees required for employees of the Dealer Manager or other affiliates to attend retail seminars sponsored by participating broker-dealers, or to defray other distribution-related expenses.
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
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

improvements. In the event that the Property Manager assists with the development or redevelopment of a property, the Company may pay a separate market-based fee for such services.
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 13 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, Griffin-Benefit Street Partners BDC Corp. ("GB-BDC"), a non-traded business development company regulated under the Investment Company Act of 1940 (the "1940 Act"), and Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund") and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
Economic Dependency

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The Company will be dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that the Advisor is unable to provide these services, the Company will be required to obtain such services from other resources.
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
12. Declaration of Distributions
During the quarter ended March 31, 2017, the Company paid cash distributions in the amount of $0.0015068493 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock and stock distributions in the amount of 0.000013699 Class A shares, Class T shares or Class I shares per day per share payable to stockholders of record at the close of business on each day during the period from January 1, 2017 through March 31, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On March 7, 2017, the Company's board of directors declared cash distributions in the amount of $0.0015068493 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock and stock distributions in the amount of 0.000013699 Class A shares, Class T shares or Class I shares of stock per day per share payable to stockholders of record at the close of business on each day during the period from April 1, 2017 through June 30, 2017. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

13. Subsequent Events
Offering Status
As of May 9, 2017, the Company had issued 2,852,172 of the Company’s common stock pursuant to the DRP for approximately $27.0 million.
Filing of Registration Statement on Form S-3
On April 6, 2017, the Company filed a Registration Statement on Form S-3 (File No. 333-217178) (the "S-3 Registration Statement") to register 3,000,000 shares of common stock to be sold pursuant to the DRP.

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
In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017; however, we continued to offer shares pursuant to our DRP.  On April 6, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of March 31, 2017, our real estate portfolio consisted of 26 properties (34 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.2 million square feet. Our annualized net rent for the 12-month period subsequent to March 31, 2017 was approximately $73.8 million with approximately 79.2% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our rentable square feet under lease as of March 31, 2017 was 100%, with a weighted average remaining lease term of 11.1 years with average annual rent increases of approximately 2.3%, and a debt to total real estate acquisition value of 42.1%.

The purchase price and other lease information of the property acquired during the three months ended March 31, 2017 are shown below (dollars in thousands):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	2017 Annualized Net Rent (1)
Allstate	Lone Tree, CO	Allstate Insurance Co.	1/31/2017	$14,750	(2)	70,300	100%	Office	2026	$1,043

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to March 31, 2017 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.
Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Ohio	$9,690	4	13.1%
Illinois	8,508	2	11.5
Alabama (1)	8,352	1	11.3
California	8,338	3	11.3
New Jersey	8,019	2	10.9
Arizona	7,443	2	10.1
Nevada	6,692	2	9.1
Texas	3,999	1	5.4
Oregon	2,962	1	4.0
North Carolina	2,625	2	3.6
All Others (2)	7,153	6	9.7
Total	$73,781	26	100%

(1)	Includes escrow proceeds of approximately $6.4 million to be received during the next twelve months.

(2)	All others account for less than 3.5% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to March 31, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$11,926	3	16.1%
Capital Goods	10,077	6	13.7
Technology Hardware & Equipment	9,352	3	12.7
Utilities (2)	8,352	1	11.3
Diversified Financials	5,863	1	7.9
Retailing	5,605	1	7.6
Banks	5,362	2	7.3
Energy	3,999	1	5.4
Transportation	3,025	2	4.1
Consumer Durables and Apparel	2,962	1	4.0
Pharmaceuticals, Biotechnology & Life Sciences	2,783	1	3.8
All Others (3)	4,475	4	6.1
Total	$73,781	26	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $6.4 million to be received during the next twelve months.

(3)	All others account for less than 3.0% of total annualized net rent on an individual basis.
The percentage of annualized net rent for the 12-month period subsequent to March 31, 2017, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
Southern Company Services, Inc.(1)	$8,352	11.3%
American Express Travel Related Services Company, Inc.	5,863	7.9
Amazon.com.dedc, LLC	5,605	7.6
Bank of America, N.A.	5,362	7.3
Wyndham Worldwide Operations	5,236	7.1
IGT	4,634	6.3
3M Company	4,389	5.9
Zebra Technologies Corporation	4,119	5.6
Wood Group Mustang, Inc.	3,999	5.4
NETGEAR, Inc.	2,976	4.0
Other (2)	23,246	31.5
Total	$73,781	100%

(1)	Includes escrow proceeds of approximately $6.4 million to be received during the next twelve months.

(2)	All others account for less than 3% of total annualized net rent on an individual basis.
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to March 31, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2020	$8,323	3	746,900	11.3%
2022	1,164	1	312,000	1.6
2023	6,877	2	658,600	9.3
2024	9,075	5	632,800	12.3
2025 and beyond (1)	48,342	15	4,855,700	65.5
Total	$73,781	26	7,206,000	100%

(1)	Includes escrow proceeds of approximately $6.4 million to be received during the next twelve months.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the three months ended March 31, 2017.
Recently Issued Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies and Basis of Presentation, to the consolidated financial statements.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2016.
Same Store Analysis
Comparison of the Three Months Ended March 31, 2017 and 2016
For the quarter ended March 31, 2017, our "Same Store" portfolio consisted of 15 properties with an acquisition value of $479.2 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for 15 properties for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$9,709	$9,723	$(14)	—%
Property expense recoveries	2,236	2,151	85	4%
Asset and property management fees to affiliates	1,395	1,395	—	—%
Property operating expenses (1)	1,593	1,414	179	13%
Depreciation and amortization	5,300	5,357	(57)	1%
Interest expense	1,321	1,321	—	—%

(1)	Includes property tax expenses.
Portfolio Analysis

As of March 31, 2016, we owned 16 properties and as of March 31, 2017, we owned 26 properties. We have terminated our Primary Offering, and continue to deploy capital raised in our Primary Offering, along with draws from our Revolving Credit Facility, to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three months ended March 31, 2017 are not directly comparable to those for the same period in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, property expense recoveries, asset and property management fees to affiliates, operating expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.
Comparison of the Three Months Ended March 31, 2017 and 2016
We own 26 properties as of March 31, 2017. The variance differences from our results of operations for the three months ended March 31, 2017 compared to the same period in the prior year, is primarily a result of current year activity including a full year of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to March 31, 2016.
The following tables provide summary information about our results of operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$21,608	$10,274	$11,334	110%
Property expense recoveries	4,364	2,228	2,136	96%
Asset management fees to affiliates	2,746	1,270	1,476	116%
Property management fees to affiliates	426	195	231	118%
Property operating expense	1,673	762	911	120%
Property tax expense	2,412	1,296	1,116	86%
Acquisition fees and expenses to non-affiliates	—	94	(94)	100%
Acquisition fees and expenses to affiliates	—	870	(870)	100%
General and administrative expenses	922	478	444	93%
Corporate operating expenses to affiliates	591	560	31	6%
Depreciation and amortization	10,523	5,626	4,897	87%
Interest expense	3,579	2,493	1,086	44%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the three months ended March 31, 2017 compared to the same period a year ago was approximately $1.0 million. The decrease was a result of an accounting standard, which clarified the definition of a business combination. Under the clarified definition, our one acquisition in the first quarter of 2017 did not qualify as a business combination; consequently, we accounted for it as an asset acquisition. Thus, approximately $0.5 million of acquisition expenses were capitalized as part of the asset acquisition and allocated on a relative fair value basis.
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the three months ended March 31, 2017 compared to the same period a year ago was approximately $0.5 million. The increase related to (1) the issuance of restricted stock to our independent directors, which contributed approximately $0.1 million; and (2) approximately $0.2 million of organizational cost related to a proposed offering.
Interest Expense

The increase of interest expense for the three months ended March 31, 2017 primarily related to draws that totaled $232.0 million from our Revolving Credit Facility to fund four acquisitions during the fourth quarter of 2016.
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

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP are capitalized and included as part of the relative fair value when the property acquisition meets the definition of asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. These costs have been funded with cash proceeds from our Primary Offering or included as a component of the amount borrowed to acquire such real estate. If we acquire a property after all offering proceeds from our Primary Offering have been invested, there will not be any offering proceeds to pay the corresponding acquisition-related costs. Accordingly, unless our Advisor determines to waive the payment of any then-outstanding acquisition-related costs otherwise payable to our Advisor, such costs will be paid from additional debt, operational earnings or cash flow, net proceeds from the sale of properties, or ancillary cash flows. In evaluating the performance of our portfolio over time, management employs business models and analyses that differentiate the costs to acquire investments from the investments’ revenues and expenses. Acquisition-related costs may negatively affect our operating results, cash flows from operating activities and cash available to fund distributions during periods in which properties are acquired, as the proceeds to fund these costs would otherwise be invested in other real estate related assets. By excluding acquisition-related costs, MFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the MFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from MFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management.

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

For all of these reasons, we believe the non-GAAP measures of FFO and MFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and MFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and MFFO. The use of MFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. MFFO is useful in assisting management and investors in assessing our on-going ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete. However, FFO and MFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and MFFO. Therefore, FFO and MFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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
Our calculation of FFO and MFFO is presented in the following table for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Net (income) loss	$3,124	$(1,141)
Adjustments:
Depreciation of building and improvements	4,892	2,338
Amortization of leasing costs and intangibles	5,631	3,288
FFO	$13,647	$4,485
Distributions to noncontrolling interests	(3)	(3)
FFO, adjusted for noncontrolling interest distributions	$13,644	$4,482
Reconciliation of FFO to MFFO:
Adjusted FFO	$13,644	$4,482
Adjustments:
Acquisition fees and expenses to non-affiliates	—	94
Acquisition fees and expenses to affiliates	—	870
Revenues in excess of cash received, net	(2,219)	(752)
Amortization of below market rent, net	(1,033)	(806)
Unrealized loss (gain) on derivatives	23	(96)
MFFO	$10,415	$3,792
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

The following table summarizes shares issued and gross proceeds for each share class as of March 31, 2017 (dollars in thousands):

	Class A	Class T	Class I	Total
Gross proceeds from Primary Offering	$240,780	$474,859	$8,381	$724,020
Gross proceeds from DRP	$14,056	$10,959	$127	$25,142
Shares issued in Primary Offering	24,199,760	47,563,177	901,225	72,664,162
DRP shares issued	1,483,469	1,160,545	13,489	2,657,503
Stock distribution shares issued	203,109	184,489	2,451	390,049
Restricted stock units issued	—	—	15,000	15,000
Total shares issued prior to redemptions	25,886,338	48,908,211	932,165	75,726,714
In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017; however, we continued to offer shares pursuant to our DRP.  On April 6, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
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
On November 22, 2016, we, through our Operating Partnership, entered into an amendment (the "Increase Agreement") to the Revolving Credit Facility with KeyBank as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, National Association ("Capital One"), and Wells Fargo Bank, National Association, as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC as joint lead arrangers and joint bookrunners to exercise our right under the Revolving Credit Facility to increase the total commitments from $410.0 million to $550.0 million. In connection with the Increase Agreement, we, through our Operating Partnership, also entered into a Joinder Agreement with KeyBank and U.S. Bank National Association ("U.S. Bank"), for the admission of U.S. Bank as a lender with a commitment of $50 million under the Revolving Credit Facility (the "Joinder Agreement"). With the admission of U.S. Bank, JPMorgan Chase Bank, N.A. terminated its commitment under the Revolving Credit Facility and no longer serves as a lender, syndication agent, joint bookrunner, or joint lead arranger under the Revolving Credit Facility.
As of March 31, 2017, the remaining capacity pursuant to the Revolving Credit Facility was $216.5 million.
AIG Loan
On October 22, 2015, six special purpose entities that are wholly-owned by our operating partnership entered into promissory notes with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such special purpose entities with a loan in the aggregate amount of approximately $127.0 million (the "AIG Loan").
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
The following table sets forth a summary of the interest rate swap at March 31, 2017 and December 31, 2016 (dollars in thousands):

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2017	December 31, 2016
Assets:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$1,139	$996

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2017, our derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

Other Potential Future Sources of Capital
Potential future sources of capital include proceeds from public offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of public offerings and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
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
Our cash and cash equivalent balances increased by approximately $9.1 million during the three months ended March 31, 2017 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the three months ended March 31, 2017 increased to $14.2 million compared to cash provided by operating activities of approximately $2.5 million for the three months ended March 31, 2016. Net cash provided by/(used) in operating activities before changes in operating assets and liabilities for the three months ended March 31, 2017 increased by $5.9 million to $8.9 million, compared to approximately $3.0 million for the three months ended March 31, 2016. The increase is due to the operating results of recently acquired properties.
Investing Activities. During the three months ended March 31, 2017, we used $35.2 million in cash for investing activities compared to $33.8 million used during the same period in 2016. The $1.4 million increase in cash utilization in investing activities is primarily related to the following:

•	$20.0 million used to fund tenant improvements; and

•	$1.7 million in real estate acquisition deposits; offset by

•	$20.3 million decrease in cash used to acquire properties for the three months ended March 31, 2017 compared to the same period in 2016.

Financing Activities. During the three months ended March 31, 2017, we generated $30.1 million in financing activities compared to $55.7 million generated during the same period in 2016, a decrease in cash provided by financing activities of $25.6 million which is comprised primarily of the following:

•	$17.9 million decrease in cash provided from borrowings from the Revolving Credit Facility;

•	$58.6 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs; and

•	$4.1 million increase in cash used for payment for distributions and repurchases of common stock; offset by

•	$55.0 million decrease in principal repayments of the Revolving Credit Facility.
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
Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. From inception and through March 31, 2017, we funded 87% of our cash distributions from cash flow provided by operating activities and 13% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the three months ended March 31, 2017 and year ended December 31, 2016, excluding stock distributions (dollars in thousands):

	Three Months Ended March 31, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$3			$11
Distributions paid in cash — common stockholders	4,528			11,541
Distributions of DRP	5,395			15,158
Total distributions	$9,926	(1)		$26,710
Source of distributions (2)
Cash flows provided by operations	$4,531		46%	$11,301	42%
Offering proceeds from issuance of common stock	—		—%	251	1%
Offering proceeds from issuance of common stock pursuant to the DRP	5,395		54%	15,158	57%
Total sources	$9,926	(3)	100%	$26,710	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of March 31, 2017 were approximately $1.6 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2017 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1) (2)	$460,428	—	$333,458	$2,364	$124,606
Interest on outstanding debt obligations (3)	70,459	10,952	29,059	10,497	19,951
Total	$530,887	$10,952	$362,517	$12,861	$144,557

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at March 31, 2017. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at March 31, 2017. Projected interest payments are based on the interest rate in effect at March 31, 2017.

Off-Balance Sheet Arrangements
As of March 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $2.4 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 15, 2017, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors set forth in such Annual Report. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2016, our board of directors approved the close of our Primary Offering effective January 20, 2017; however, we continued to offer shares pursuant to our DRP.  On April 6, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of March 31, 2017, we had received aggregate gross proceeds from our Offering of $724.0 million from the sale of 72,664,162 shares and approximately $25.1 million from the issuance of 2,657,503 shares of our common stock pursuant to the DRP. Our equity raise as of March 31, 2017 resulted in the following (dollars in thousands):

Common shares issued in our Offering	72,664,162
Common shares issued in our Offering pursuant to the DRP	2,657,503
Total common shares	75,321,665
Gross proceeds from our Offering	$724,020
Gross proceeds from our Offering from shares issued pursuant to our DRP	25,142
Total gross proceeds from our Offering	749,162
Selling commissions and Dealer Manager fees incurred	(50,936)
Reimbursement of O&O costs paid to our Advisor	(4,074)
Net proceeds from our Offering	694,152
Reimbursement of O&O costs owed to our Advisor	(2,925)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$691,227
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisitions of real property and tenant improvements of approximately $452.6 million;

•	Repayment of debt and redemptions of preferred units of approximately $150.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $25.8 million;

•	Payment of stockholder servicing fees of approximately $2.4 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $19.1 million and deferred financing cost of approximately $5.7 million.

The balance of the net offering proceeds are held in cash for future real estate acquisitions and other obligations we incur. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained in this report.)
Share Redemption Program
As noted in Note 9, Equity – Share Redemption Program, we adopted a share redemption program that will enable stockholders to sell their stock to us in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by us. During any calendar year, we will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our DRP. Share redemption requests must be received by us no later than the last business day of the calendar quarter, and shares generally will be redeemed on the last business day of the month following such calendar quarter.
As of March 31, 2017, $21.0 million of common stock was available for redemption and $1.1 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2017.
During the three months ended March 31, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2017	126,482	$9.41	126,482	(1)
February 28, 2017	22,193	9.95	22,193	(1)
March 31, 2017	—	N/A	—	—

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

4.1
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 18, 2016, SEC File No. 000-55605

4.2
Enrollment Form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on April 6, 2017, Commission File No. 333-217178

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended March 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	May 11, 2017	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)