Form 10-Q
period 2017-06-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2017-08-14
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2017, there were 25,784,173, 49,336,647, and 952,942 shares of Class A, Class T and Class I common stock, respectively, of Griffin Capital Essential Asset REIT II, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

PART I. FINANCIAL INFORMATION

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	June 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$43,647	$49,340
Restricted cash	14,457	14,221
Real estate:
Land	122,482	117,569
Building and improvements	815,345	787,999
Tenant origination and absorption cost	240,364	227,407
Construction in progress	42	80
Total real estate	1,178,233	1,133,055
Less: accumulated depreciation and amortization	(61,429)	(39,955)
Total real estate, net	1,116,804	1,093,100
Intangible assets, net	3,481	3,528
Real estate acquisition deposits	—	250
Deferred rent	14,153	5,424
Other assets, net	13,571	18,612
Total assets	$1,206,113	$1,184,475
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$345,044	$330,272
AIG Loan	126,243	126,200
Total debt	471,287	456,472
Restricted reserves	35,550	55,797
Accrued expenses and other liabilities	19,593	21,527
Distributions payable	1,600	1,494
Due to affiliates	21,795	22,481
Below market leases, net	53,849	55,319
Total liabilities	603,674	613,090
Commitments and contingencies (Note 11)
Common stock subject to redemption	25,250	16,930
Stockholders' equity:
Common Stock, $0.001 par value, 700,000,000 shares authorized; 75,986,325 and 70,939,647 Class A, Class T and Class I shares outstanding in aggregate, as of June 30, 2017 and December 31, 2016, respectively.	76	71
Additional paid-in capital	654,011	615,653
Cumulative distributions	(60,589)	(38,406)
Accumulated deficit	(17,301)	(23,788)
Accumulated other comprehensive loss	911	841
Total stockholders' equity	577,108	554,371
Noncontrolling interests	81	84
Total equity	577,189	554,455
Total liabilities and equity	$1,206,113	$1,184,475

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Rental income	$22,677	$11,024	$44,285	$21,298
Property expense recovery	3,869	2,306	8,233	4,534
Total revenue	26,546	13,330	52,518	25,832
Expenses:
Asset management fees to affiliates	2,795	1,362	5,541	2,632
Property management fees to affiliates	469	204	895	399
Property operating	1,411	791	3,084	1,553
Property tax	2,321	1,408	4,733	2,704
Acquisition fees and expenses to non-affiliates	—	402	—	496
Acquisition fees and expenses to affiliates	—	2,129	—	2,999
General and administrative	983	941	1,905	1,419
Corporate operating expenses to affiliates	522	431	1,113	991
Depreciation and amortization	10,951	5,985	21,474	11,611
Total expenses	19,452	13,653	38,745	24,804
Income (loss) before other income and (expenses)	7,094	(323)	13,773	1,028
Other income (expense):
Other income, net	140	—	164	1
Interest expense	(3,869)	(2,502)	(7,448)	(4,995)
Net income (loss)	3,365	(2,825)	6,489	(3,966)
Less: Net (income) loss attributable to noncontrolling interests	(1)	1	(2)	2
Net income (loss) attributable to common stockholders	$3,364	$(2,824)	$6,487	$(3,964)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.04	$(0.06)	$0.09	$(0.10)
Weighted average number of common shares outstanding, basic and diluted	75,658,033	45,754,640	75,109,702	39,603,306
Distributions declared per common share	$0.14	$0.14	$0.28	$0.28

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3,365	$(2,825)	$6,489	$(3,966)
Other comprehensive income (loss):
Change in fair value of swap agreement	(96)	(314)	70	(331)
Total comprehensive income (loss)	3,269	(3,139)	6,559	(4,297)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1)	1	(2)	2
Comprehensive income (loss) attributable to common stockholders	$3,268	$(3,138)	$6,557	$(4,295)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2015	28,556,170	$29	$250,757	$(8,258)	$(17,684)	$—	$224,844	$98	$224,942
Gross proceeds from issuance of common stock	40,700,406	40	406,423	—	—	—	406,463	—	406,463
Discount on issuance of common stock	—	—	(696)	—	—	—	(696)	—	(696)
Offering costs including dealer manager fees to affiliates	—	—	(43,340)	—	—	—	(43,340)	—	(43,340)
Distributions to common stockholders	—	—	—	(12,479)	—	—	(12,479)	—	(12,479)
Issuance of shares for distribution reinvestment plan	1,599,355	2	15,157	(15,159)	—	—	—	—	—
Repurchase of common stock	(167,442)	—	(1,627)	—	—	—	(1,627)	—	(1,627)
Additions to common stock subject to redemption	—	—	(13,531)	—	—	—	(13,531)	—	(13,531)
Issuance of stock dividends	251,158	—	2,510	(2,510)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net loss		—	—	—	(6,104)	—	(6,104)	(3)	(6,107)
Other comprehensive income	—	—	—	—	—	841	841	—	841
BALANCE December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	3,937,801	4	39,285	—	—	—	39,289	—	39,289
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	242	—	—	—	242	—	242
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(2,908)	—	—	—	(2,908)	—	(2,908)
Distributions to common stockholders	—	—	—	(9,499)	—	—	(9,499)	—	(9,499)
Issuance of shares for distribution reinvestment plan	1,165,683	1	10,927	(10,928)	—	—	—	—	—
Repurchase of common stock	(267,760)	—	(2,475)	—	—	—	(2,475)	—	(2,475)
Additions to common stock subject to redemption	—	—	(8,453)	—	—	—	(8,453)	—	(8,453)
Issuance of stock dividends	185,454	—	1,756	(1,756)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5)	(5)
Net income	—	—	—	—	6,487	—	6,487	2	6,489
Other comprehensive income	—	—	—	—	—	70	70	—	70
BALANCE June 30, 2017	75,986,325	$76	$654,011	$(60,589)	$(17,301)	$911	$577,108	$81	$577,189
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income (loss)	$6,489	$(3,966)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation of building and improvements	9,916	4,804
Amortization of tenant origination and absorption costs	11,558	6,806
Amortization of above and below market leases	(2,206)	(1,685)
Amortization of deferred financing costs	546	382
Deferred rent	(8,729)	(1,564)
Stock based compensation	242	—
Unrealized loss on interest rate swap	41	—
Change in operating assets and liabilities:
Other assets, net	3,535	270
Accrued expenses and other liabilities, net	(2,304)	(973)
Due to affiliates, net	1,102	784
Net cash provided by operating activities	20,190	4,858
Investing Activities:
Acquisition of properties, net	(44,234)	(123,037)
Restricted reserves	(20,247)	—
Improvements to real estate	(17)	—
Payments for construction in progress	(144)	—
Real estate acquisition deposits	250	(3,050)
Net cash (used in) investing activities	(64,392)	(126,087)
Financing Activities:
Principal payoff of indebtedness - Credit Facility	—	(55,000)
Proceeds from borrowings - Credit Facility	14,300	17,900
Deferred financing costs	(30)	(43)
Issuance of common stock, net of offering costs	36,112	206,960
Repurchase of common stock	(2,475)	(193)
Distributions paid to common stockholders	(9,393)	(4,279)
Distributions paid to noncontrolling interests	(5)	(6)
Net cash provided by financing activities	38,509	165,339
Net increase (decrease) in cash and cash equivalents	(5,693)	44,110
Cash and cash equivalents at the beginning of the period	49,340	17,610
Cash and cash equivalents at the end of the period	$43,647	$61,720
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase (decrease) in fair value of swap agreement	$70	$(331)
Increase in Stockholder Servicing Fee payable	$355	$10,155
Increase in distributions payable - common stock	$106	$421
Common stock issued pursuant to the distribution reinvestment plan	$10,928	$5,942

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
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
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”), was formed on November 19, 2013. Griffin Capital Real Estate Company, LLC, a Delaware limited liability company ("GRECO"), is the sole member of the Advisor and Griffin Capital, LLC, a Delaware limited liability company ("GC"), is the sole member of GRECO. The Sponsor is the sole member of GC. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the Advisory Agreement (as defined in Note 10, Related Party Transactions). The Company's officers are also officers of the Advisor and officers of the Sponsor.
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
The Company’s Articles of Incorporation initially authorized 30,000 shares of common stock. On February 11, 2014, the Advisor purchased 100 shares of common stock for one thousand dollars and became the initial stockholder. Upon the SEC declaring the Company's public offering effective on July 31, 2014, the Company’s Articles of Amendment and Restatement were filed with the State of Maryland and authorized 700,000,000 shares of common stock allocated as 350,000,000 Class A shares and 350,000,000 Class T shares with a par value of $0.001 and 200,000,000 shares of preferred stock with a par value of $0.001. On April 25, 2016, the Company reclassified (i)100,000,000 authorized but unissued shares of the Company's Class A common stock, and (ii) 50,000,000 authorized but unissued shares of the Company's Class T common stock, as 150,000,000 shares of Class I common stock.
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
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2017.
2. Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016 (except as noted below). For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this update on October 1, 2016.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU No. 2016-02 as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The accounting applied by a lessor is largely unchanged under ASU No. 2016-02. The Company is currently conducting an evaluation of the impact of the guidance on the Company's consolidated financial statements and related disclosures. The Company currently believes that the adoption of the standard will not significantly change the accounting for operating leases on the Company's consolidated balance sheets where the Company is the lessor, and that such leases will be accounted for in a similar method to existing standards with the underlying leased asset being reported and recognized as a real estate asset. The Company currently expects that certain non-lease components will need to be accounted for separately from the lease components, with the lease components continuing to be recognized on a straight-line basis over the term of the lease and certain non-lease components (such as common area maintenance and provision of utilities) being accounted for under the new revenue recognition guidance in ASU No. 2014-09 discussed below, even when revenue for such non-lease components is not separately stipulated in the lease. The Company is evaluating whether the bifurcation of non-lease components will affect the timing or recognition of certain lease revenues.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

defer the effective date of ASU No. 2014-09 by one year, to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU No. 2014-09 and will be governed by the applicable lease codification (ASU No. 2016-02). In conjunction with the adoption of the leasing guidance, the Company is currently in the process of evaluating certain variable payment terms included in these lease arrangements which are governed by ASU No. 2014-09.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 described above. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates no impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of reporting revenue gross versus net on its consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

3. Real Estate
As of June 30, 2017, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the six months ended June 30, 2017 was $9.9 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the six months ended June 30, 2017, was $11.6 million.
The purchase price and other acquisition items for the properties acquired during the six months ended June 30, 2017 are shown below.

							Paid to Advisor
Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	Acquisition Fees and Reimbursable Expenses (1)	Contingent Advisor Payment (2)	Year of Lease Expiration
Allstate	Lone Tree, CO	Allstate Insurance Co.	1/31/2017	$14,750	(3)	70,300	$402	$273	2026
MISO	Carmel, IN	Midcontinent Independent System Operator, Inc.	5/15/2017	$28,600		133,400	$696	$529	2028

(1)
The fee consists of a 2.0% base acquisition fee and acquisition expense reimbursement for actual acquisition expenses incurred, estimated to be approximately 1% of acquisition value. (See Note 10, Related Party Transactions, for additional discussion.)

(2)
Pursuant to the Advisory Agreement, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) for each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that $5.0 million of amounts advanced by the Advisor for dealer manager fees and organizational and offering expenses (the "Contingent Advisor Payment Holdback") will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings. (See Note 13, Subsequent Events, for additional disclosure).

(3)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the six months ended June 30, 2017, the Company used discount rates ranging from 5.75% to 8.25%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with asset acquisitions are capitalized in the period they are incurred.
The following summarizes the purchase price allocations for the properties acquired during the six months ended June 30, 2017:

Property(1)	Land	Building and Improvements	Tenant Origination and Absorption Cost	In-Place Lease Valuation Above Market	In-Place Lease Valuation (Below) Market	Total
Allstate	$1,808	$9,071	$5,019	$—	$(1,001)	$14,897
MISO	$3,104	$18,077	$7,937	$218	$—	$29,336

(1)
The Company evaluated the transactions above under the clarified framework for determining whether an integrated set of assets and activities meets the definition of a business, pursuant to ASU No. 2017-01, Business Combinations, issued in January 2017, which the Company early-adopted effective October 1, 2016. Acquisitions that do not meet the definition of a business are accounted for as asset acquisitions. Since the transactions above lacked a substantive process, the transactions did not meet the definition of a business and consequently were accounted for as asset acquisitions. The Company allocated the total consideration (including acquisition costs of approximately $1.2 million) to the individual assets and liabilities acquired on a relative fair value basis.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2020 to 2044.

As of June 30, 2017
Remaining 2017	$33,050
2018	71,707
2019	78,887
2020	80,492
2021	72,677
Thereafter	602,341
Total	$939,154
Intangibles
The Company allocated a portion of the acquired real estate asset value to in-place lease valuation and tenant origination and absorption cost. The in-place lease was measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition. The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 10.9 and 11.4 years as of June 30, 2017 and December 31, 2016, respectively.

	June 30, 2017	December 31, 2016
In-place lease valuation (above market)	$4,046	$3,828
In-place lease valuation (above market), accumulated amortization	(565)	(300)
Intangible assets, net	$3,481	$3,528
In-place lease valuation (below market)	$(62,070)	$(61,069)
In-place lease valuation (below market) - accumulated amortization	8,221	5,750
In-place lease valuation (below market), net	$(53,849)	$(55,319)
Tenant origination and absorption cost	$240,364	$227,407
Tenant origination and absorption cost - accumulated amortization	(34,966)	(23,409)
Tenant origination and absorption cost, net	$205,398	$203,998
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the six months ended June 30,
	2017	2016
In-place lease valuation	$(2,206)	$(1,685)
Tenant origination and absorption cost	$5,926	$6,806
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of June 30, 2017 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2017	$(2,347)	$12,099
2018	$(4,695)	$24,199
2019	$(4,695)	$24,199
2020	$(4,695)	$24,199
2021	$(3,799)	$19,715

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

4. Debt
As of June 30, 2017 and December 31, 2016, the Company's debt and related deferred financing costs consisted of the following:

	As of June 30, 2017	As of December 31, 2016	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$347,758	$333,458	2.66%	Interest Only	December 2019 (2)	3.09%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Debt	474,728	460,428
Unamortized deferred financing costs	(3,441)	(3,956)
Total Debt, net	$471,287	$456,472

(1)
The 2.66% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility, whereas the 2.70% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.60%. As of June 30, 2017, the LIBO Rate was 1.06%. Including the effect of an interest rate swap agreement with a notional amount of $100.0 million, the weighted average interest rate as of June 30, 2017 was approximately 3.02% for the Company's fixed-rate and variable-rate debt combined.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at June 30, 2017 and includes the effect of amortization of deferred financing costs.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Debt Covenant Compliance
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of June 30, 2017.
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
Derivative Instrument
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
The following table sets forth a summary of the interest rate swap at June 30, 2017 and December 31, 2016:

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2017	December 31, 2016
Assets:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$1,025	$996

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2017, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the six months ended June 30, 2017:

Six Months Ended June 30, 2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivative (effective portion)	$150
Amount of (loss) gain reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(80)
Amount of (loss) gain recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(41)
During the twelve months subsequent to June 30, 2017 , the Company estimates that an additional $0.6 million of income will be recognized from AOCI into earnings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Our agreement with the derivative counterparty contains a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligation.
As of June 30, 2017, the fair value of interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to our derivative counterparty agreement, which was approximately $1.0 million. As of June 30, 2017, the Company had not posted any collateral related to our derivative counterparty agreement.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2017.
The following table sets forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swap at:
June 30, 2017	$1,025	$—	$1,025	$—
December 31, 2016	$996	$—	$996	$—
Financial instruments as of June 30, 2017 consisted of cash and cash equivalents, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2017 and for the year ended December 31, 2016.

	June 30, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$121,875	$126,970	$120,322	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of June 30, 2017 and December 31, 2016. See Note 4, Debt, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Prepaid rent	$6,587	$9,484
Leasing commission payable	3,783	3,783
Other liabilities	9,223	8,260
Total	$19,593	$21,527

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
The following table summarizes shares issued and gross proceeds for each share class as of June 30, 2017:

	Class A	Class T	Class I	Total
Gross proceeds from Primary Offering	$240,780	$474,859	$8,381	$724,020
Gross proceeds from DRP	$15,944	$14,542	$188	$30,674
Shares issued in Primary Offering	24,199,760	47,562,870	901,225	72,663,855
DRP shares issued	1,684,990	1,543,066	19,953	3,248,009
Stock distribution shares issued	235,074	245,470	3,619	484,163
Restricted stock units issued	—	—	25,500	25,500
Total shares issued prior to redemptions	26,119,824	49,351,406	950,297	76,421,527

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs (effective November 2, 2015, only to the extent such costs exceed 1.0% of gross offering proceeds from the Company's public offering) incurred in connection with the Offering totaling in excess of (i) 3.5% (excluding sales commissions, dealer manager fees and stockholder servicing fees) of the gross proceeds raised in the Offering (excluding gross proceeds from the distribution reinvestment plan), and (ii) 15% (including selling commissions, dealer manager fees, stockholder servicing fees and non-accountable due diligence expense allowance but excluding acquisition fees and expenses) of the gross proceeds raised in the Offering (excluding gross proceeds from the DRP). If the organization and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitations discussed above will also apply to any future public offerings. As of June 30, 2017 and December 31, 2016, organizational and offering costs were 0.8% of gross offering proceeds, for both periods presented, excluding selling commissions, dealer manager fees and stockholder servicing fees, and 10.5% and 10.6% of gross offering proceeds, respectively, including selling commissions, dealer manager fees and stockholder servicing fees. As of June 30, 2017 and December 31, 2016, organizational and offering costs did not exceed the limitations.
Organizational and offering costs incurred as of June 30, 2017 and December 31, 2016, including those incurred by the Company and due to the Advisor, for the Offering are as follows:

	June 30, 2017	December 31, 2016
Cumulative offering costs	$74,917	$72,009
Cumulative organizational costs	$717	$717
Organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback	$4,074	$4,074
Less payments	(4,074)	(4,074)
Net organizational and offering costs advanced by the Advisor, excluding Contingent Advisor Payment Holdback(1)	$—	$—
Advisor Advances:
Organizational and offering costs advanced by the Advisor	$2,675	$2,477
Dealer Manager fees advanced by the Advisor	2,916	2,932
Net organizational and offering costs and Dealer Manager fees advanced by the Advisor	$5,591	$5,409

(1)	See Note 10, Related Party Transactions, for discussion on Contingent Advisor Payment Holdback.
As of June 30, 2017, organizational and offering costs incurred by the Company related to a proposed offering exceeded the limitations set forth above by approximately $1.0 million. Therefore, if the proposed offering was terminated on June 30, 2017, the Advisor would be liable for organizational and offering costs incurred by the Company by approximately $1.0 million. Approximately $0.7 million of organizational and offering costs the Advisor is liable for as of June 30, 2017 is deducted from "Due to Affiliates" and the remaining $0.3 million is included in "Other Assets, net" on the consolidated balance sheet.
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
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
As the use of the proceeds from the DRP for redemptions is outside the Company’s control, the net proceeds from the DRP are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP. As of June 30, 2017, $25.3 million of common stock was available for redemption and $1.3 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2017.
Share-Based Compensation
The Company’s board of directors adopted a long-term incentive plan (“Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. During the first quarter of 2017, the Company issued an aggregate of 15,000 shares of restricted stock to the Company's independent directors. These restricted shares fully vested upon issuance.
On June 14, 2017, the Company issued 7,000 shares of restricted stock to each of the Company's independent directors, subject to the independent director's continued service as a director of the Company. Half of the restricted shares vested upon issuance, and the remaining half will vest over a one year period. The Company measured and began recognizing director compensation expense for the 36,000 shares of restricted stock granted during 2017, subject to the vesting period.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

9. Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of June 30, 2017, noncontrolling interests were approximately 0.03% of total shares and of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2017 and the year ended December 31, 2016:

	Six Months Ended June 30, 2017	Year Ended December 31, 2016
Beginning balance	$84	$98
Distributions to noncontrolling interests	(5)	(11)
Net income (loss)	2	(3)
Other comprehensive income (loss)	—	—
Ending balance	$81	$84

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

10. Related Party Transactions
The following table summarizes due to affiliates as of December 31, 2016 and the related party costs and fees incurred, paid and due to affiliates as of and for the six months ended June 30, 2017:

	Year Ended December 31, 2016	Six Months Ended June 30, 2017
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses	$—	$1,099	$1,099	$—
Operating expenses	18	1,113	609	522
Asset management fees	807	5,541	5,405	943
Property management fees	143	895	818	220
Other costs advanced by the Advisor	12	439	222	229
Selling commissions	54	1,127	1,181	—
Dealer Manager fees	18	393	411	—
Stockholder servicing fee(1)	16,020	355	2,085	14,290
Advisor Advances:(2)
Organization and offering expenses (3)	2,477	198	—	2,675
Dealer Manager fees (4)	2,932	791	807	2,916
Total	$22,481	$11,951	$12,637	$21,795

(1)
The Dealer Manager is entitled to receive a stockholder servicing fee with respect to Class T shares that will be payable quarterly and will accrue daily in an amount equal to 1/365th of 1.0% of the purchase price per share (or, once reported, the amount of the estimated NAV) of Class T shares sold in the Primary Offering up to a maximum of 4% of gross proceeds of Class T shares sold.

(2)
Pursuant to the Advisory Agreement, commencing November 2, 2015, the Company remains obligated to reimburse the Advisor for organizational and offering costs incurred after such date, but only to the extent that such costs exceed 1.0% of the gross offering proceeds of the Company’s Offering (subject to the limits discussed in Note 8, Equity). In addition, the Advisor is entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) for each property the Company acquires. The acquisition fee consists of a 2.0% base acquisition fee and up to an additional 1.85% Contingent Advisor Payment; provided, however, the Contingent Advisor Payment Holdback will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings. See Note 13, Subsequent Events, for a discussion on the current status of the Company's Contingent Advisor Payment Holdback.

(3)	Organizational and offering expenses incurred by the Company exclude approximately $1.0 million related to a proposed offering. See Note 8, Equity, for additional discussion.

(4)
The Dealer Manager Agreement (as defined below and commencing on April 25, 2016 to incorporate Class I shares) provided that the Dealer Manager is entitled to receive a selling commission up to 3.0% of gross proceeds from Class T shares sold in the Primary Offering and a dealer manager fee equal to 3.0% of gross proceeds from Class T shares or Class I shares sold in the Primary Offering. Pursuant to the Dealer Manager Agreement, of the 3.0% dealer manager fee for Class T and Class I shares, 1.0% was funded by the Company and 2.0% was funded by the Advisor.

Amendment No. 5 to the Advisory Agreement
On June 14, 2017, the Company entered into Amendment No. 5 to the advisory agreement ("Amendment No. 5"). Pursuant to Amendment No. 5, the term "Follow-On Offering" means an offering of stock that is registered with the SEC subsequent to the initial public offering that includes provision for the Advisor to fund all or a portion of up-front fees of such offering. See Note 13, Subsequent Events, for additional disclosure regarding the Advisory Agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Advisory Agreement
The Company entered into the advisory agreement with the Advisor and the Operating Partnership on July 31, 2014, as amended by Amendment No. 1 to the Advisory Agreement dated March 18, 2015, Amendment No. 2 to the Advisory Agreement dated November 2, 2015, Amendment No. 3 to the Advisory Agreement dated December 16, 2015, Amendment No. 4 to the Advisory Agreement dated February 9, 2016 and Amendment No. 5 to the Advisory Agreement dated June 14, 2017 (together with such amendments, the “Advisory Agreement”). The Advisor manages the Company’s day-to-day activities pursuant to the Advisory Agreement. Pursuant to the Advisory Agreement, the Company is obligated to reimburse the Advisor for certain services and payments, including payments made by the Advisor to third parties, including in connection with potential acquisitions.
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
Acquisition Fees
Commencing November 2, 2015, the Advisor is entitled to receive a fee in an amount up to 3.85% of the contract purchase price (as such term is defined in the Advisory Agreement) of each property the Company acquires. The fee consists of a 2.0% base acquisition fee and up to an additional 1.85% Contingent Advisor Payment; provided, however, that $5.0 million Contingent Advisor Payment Holdback will be retained by the Company until the later of (a) the termination of the Offering, including any follow-on offerings, or (b) July 31, 2017, at which time such amount shall be paid to the Advisor.  In connection with a follow-on offering, the Contingent Advisor Payment Holdback may increase, based upon the maximum offering amount in such follow-on offering and the amount sold in prior offerings. The amount of the Contingent Advisor Payment paid upon the closing of an acquisition will be reviewed on an acquisition by acquisition basis and such payment shall not exceed the then outstanding amounts paid by the Advisor for dealer manager fees and organizational and offering expenses at the time of such closing after taking into account the amount of the Contingent Advisor Payment Holdback described above. For these purposes, the amounts paid by the Advisor and considered as "outstanding" will be reduced by the amount of the Contingent Advisor Payment previously paid. The Advisor may waive or defer all or a portion of the acquisition fee or the Contingent Advisor Payment at any time and from time to time, in the Advisor's sole discretion. See Note 13, Subsequent Events, for a discussion on the current status of the Company's Contingent Advisor Payment Holdback.
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
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins of approximately $0.2 million, which is included in offering costs as of June 30, 2017, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.1 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the six months ended June 30, 2017 and 2016. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
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
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
The Sponsor will allocate potential investment opportunities to GCEAR and the Company based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on concentration/diversification of each program’s investments; and

•	the income tax effects of the purchase to each program.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

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
12. Declaration of Distributions
During the quarter ended June 30, 2017, the Company paid cash distributions in the amount of $0.0015068493 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock and stock distributions in the amount of 0.000013699 Class A shares, Class T shares or Class I shares per day per share payable to stockholders of record at the close of business on each day during the period from April 1, 2017 through June 30, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On June 14, 2017, the Company's board of directors declared cash distributions in the amount of $0.0015068493 per day per share per Class A share, Class T share and Class I share on the outstanding shares of common stock and stock distributions in the amount of 0.000013699 Class A shares, Class T shares or Class I shares of stock per day per share payable to stockholders of record at the close of business on each day during the period from July 1, 2017 through July 31, 2017. Such distributions payable to each stockholder of record will be paid on such date after the end of such period as the Company's Chief Executive Officer may determine.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(Unaudited; dollars in thousands unless otherwise noted)

13. Subsequent Events
Offering Status
As of August 9, 2017, the Company had issued 3,449,339 of the Company’s common stock pursuant to the DRP for approximately $32.6 million.
Payment of Contingent Advisor Payment Holdback
Pursuant to the terms of the Advisory Agreement, on July 31, 2017, the Company paid to the Advisor the Contingent Advisor Payment Holdback of $5.0 million, which consisted of amounts previously advanced by the Advisor for dealer manager fees and organizational and offering expenses.

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
As of June 30, 2017, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to June 30, 2017 was approximately $76.0 million with approximately 79.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our rentable square feet under lease as of June 30, 2017 was 100%, with a weighted average remaining lease term of 10.9 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 42.3%.

The purchase price and other lease information of properties acquired during the six months ended June 30, 2017 are shown below (dollars in thousands):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (1)
Allstate	Lone Tree, CO	Allstate Insurance Co.	1/31/2017	$14,750	(2)	70,300	100%	Office	2026	$1,048
MISO	Carmel, IN	Midcontinent Independent System Operator, Inc.	5/15/2017	$28,600		133,400	100%	Office	2028	$1,900

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2017 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.
Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to June 30, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Ohio	$9,723	4	12.8%
Illinois	8,558	2	11.3
California	8,399	3	11.0
Alabama (1)	8,352	1	11.0
New Jersey	8,055	2	10.6
Arizona	7,454	2	9.8
Nevada	6,727	2	8.8
Texas	4,024	1	5.3
Oregon	3,051	1	4.0
North Carolina	2,643	2	3.5
All Others (2)	9,059	7	11.9
Total	$76,045	27	100.0%

(1)	Includes escrow proceeds of approximately $6.2 million to be received during the 12 month period subsequent to June 30, 2017.

(2)	All others represent 3.0% or less of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$11,985	3	15.7%
Utilities (2)	10,252	2	13.5
Capital Goods	10,128	6	13.3
Technology Hardware & Equipment	9,418	3	12.4
Diversified Financials	5,863	1	7.7
Retailing	5,625	1	7.4
Banks	5,402	2	7.1
Energy	4,024	1	5.3
Consumer Durables and Apparel	3,051	1	4.0
Transportation	3,031	2	4.0
Pharmaceuticals, Biotechnology & Life Sciences	2,797	1	3.7
All Others (3)	4,469	4	5.9
Total	$76,045	$27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $6.2 million to be received during the 12 month period subsequent to June 30, 2017.

(3)	All others represent 3.0% or less of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to June 30, 2017, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
Southern Company Services, Inc.(1)	$8,352	11.0%
American Express Travel Related Services Company, Inc.	5,863	7.7
Amazon.com.dedc, LLC	5,625	7.4
Bank of America, N.A.	5,402	7.1
Wyndham Worldwide Operations	5,258	6.9
IGT	4,654	6.1
3M Company	4,411	5.8
Zebra Technologies Corporation	4,147	5.5
Wood Group Mustang, Inc.	4,024	5.3
Other (2)	28,309	37.2
Total	$76,045	100.0%

(1)	Includes escrow proceeds of approximately $6.2 million to be received during the 12 month period subsequent to June 30, 2017.

(2)	All others account for less than 4% of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to June 30, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2020	$8,453	3	746,900	11.1%
2022	1,170	1	312,000	1.5
2023	6,882	2	658,600	9.0
2024	9,090	5	632,800	12.0
2025 and beyond (1)	50,450	16	4,989,100	66.4
Total	$76,045	27	7,339,400	100.0%

(1)	Includes escrow proceeds of approximately $6.2 million to be received during the 12 month period subsequent to June 30, 2017.

Critical Accounting Policies
We have established accounting policies which conform to GAAP as contained in the FASB ASC. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the six months ended June 30, 2017 (except as noted in Note 2, Basis of Presentation and Summary of Significant Accounting Policies).
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
Same Store Analysis
Comparison of the Three Months Ended June 30, 2017 and 2016
For the quarter ended June 30, 2017, our "Same Store" portfolio consisted of 16 properties with an acquisition value of $515.0 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for 16 properties for the three months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$10,420	$10,426	$(6)	0%
Property expense recoveries	2,283	2,172	111	5%
Asset and property management fees to affiliates	1,490	1,484	6	0%
Property operating expenses	725	777	(52)	(7)%
Property tax expense	1,580	1,333	247	19%
Depreciation and amortization	5,703	5,701	2	0%
Interest expense	1,321	1,321	—	0%
Property Tax Expense
The increase in property tax expense for the three months ended June 30, 2017 primarily related to a property tax reassessment.
Comparison of the Six Months Ended June 30, 2017 and 2016
For the six months ended June 30, 2017 our "Same Store" portfolio consisted of 15 properties with an acquisition value of $479.2 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for 15 properties for the six months ended June 30, 2017 and 2016 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$19,427	$19,446	$(19)	0%
Property expense recoveries	4,414	4,225	189	4%
Asset and property management fees to affiliates	2,790	2,786	4	0%
Property operating expenses	1,586	1,536	50	3%
Property tax expense	2,873	2,454	419	17%
Depreciation and amortization	10,659	10,714	(55)	(1)%
Interest expense	2,642	2,642	—	0%
Property Tax Expense
The increase in property tax expense for the six months ended June 30, 2017 primarily related to a property tax reassessment.
Portfolio Analysis
As of June 30, 2016, we owned 18 properties and as of June 30, 2017, we owned 27 properties. We have terminated our Primary Offering, and continue to deploy capital raised in our Primary Offering, along with draws from our Revolving Credit Facility, to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three and six months ended June 30, 2017 are not directly comparable to those for the same periods in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, property expense recoveries, asset and property management fees to affiliates, operating expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.
Comparison of the Three and Six Months Ended June 30, 2017 and 2016
We own 27 properties as of June 30, 2017. The variance differences from our results of operations for the three and six months ended June 30, 2017 compared to the same periods in the prior year, is primarily a result of current year activity including a full year of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to June 30, 2016.

The following tables provide summary information about our results of operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$22,677	$11,024	$11,653	106%
Property expense recoveries	3,869	2,306	1,563	68%
Asset management fees to affiliates	2,795	1,362	1,433	105%
Property management fees to affiliates	469	204	265	130%
Property operating expense	1,411	791	620	78%
Property tax expense	2,321	1,408	913	65%
Acquisition fees and expenses to non-affiliates	—	402	(402)	(100)%
Acquisition fees and expenses to affiliates	—	2,129	(2,129)	(100)%
General and administrative expenses	983	941	42	4%
Corporate operating expenses to affiliates	522	431	91	21%
Depreciation and amortization	10,951	5,985	4,966	83%
Interest expense	3,869	2,502	1,367	55%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the three months ended June 30, 2017 compared to the same period a year ago was approximately $2.5 million. The decrease was a result of an accounting standard, which clarified the definition of a business combination. Under the clarified definition, our one acquisition in the second quarter of 2017 did not qualify as a business combination; consequently, we accounted for it as an asset acquisition. Thus, approximately $0.7 million of acquisition expense was capitalized as part of the asset acquisition and allocated on a relative fair value basis.
Corporate Operating Expenses to Affiliates
The total increase in corporate operating expenses to affiliates for the three months ended June 30, 2017 compared to the same period a year ago was approximately $0.1 million. The increase is a result of an increase in personnel and rent costs incurred by our Advisor, which are allocated to us.
Interest Expense
The increase in interest expense for the three months ended June 30, 2017 primarily related to draws that totaled $246.3 million from our Revolving Credit Facility to fund five acquisitions subsequent to June 30, 2016.

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$44,285	$21,298	$22,987	108%
Property expense recoveries	8,233	4,534	3,699	82%
Asset management fees to affiliates	5,541	2,632	2,909	111%
Property management fees to affiliates	895	399	496	124%
Property operating expense	3,084	1,553	1,531	99%
Property tax expense	4,733	2,704	2,029	75%
Acquisition fees and expenses to non-affiliates	—	496	(496)	(100)%
Acquisition fees and expenses to affiliates	—	2,999	(2,999)	(100)%
General and administrative expenses	1,905	1,419	486	34%
Corporate operating expenses to affiliates	1,113	991	122	12%
Depreciation and amortization	21,474	11,611	9,863	85%
Interest expense	7,448	4,995	2,453	49%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the six months ended June 30, 2017 compared to the same period a year ago was approximately $3.5 million. The decrease was a result of an accounting standard, which clarified the definition of a business combination. Under the clarified definition, our two acquisitions through the six months ended June 30, 2017 did not qualify as a business combination; consequently, we accounted for each transaction as an asset acquisition. Thus, approximately $1.2 million of acquisition expense was capitalized as part of the asset acquisition and allocated on a relative fair value basis.
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the six months ended June 30, 2017 compared to the same period a year ago was approximately $0.6 million. The increase related to (1) the issuance of restricted stock to our independent directors, which contributed approximately $0.2 million; and (2) approximately $0.3 million of professional fees.
Interest Expense
The increase in interest expense for the six months ended June 30, 2017 primarily related to draws that totaled $264.2 million from our Revolving Credit Facility to fund six acquisitions subsequent to January 1, 2016.
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
Our calculation of FFO and MFFO is presented in the following table for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$3,365	$(2,825)	$6,489	$(3,966)
Adjustments:
Depreciation of building and improvements	5,024	2,466	9,916	4,804
Amortization of leasing costs and intangibles	5,927	3,518	11,558	6,806
FFO	$14,316	$3,159	$27,963	$7,644
Distributions to noncontrolling interests	(2)	(3)	(5)	(6)
FFO, adjusted for noncontrolling interest distributions	$14,314	$3,156	$27,958	$7,638
Reconciliation of FFO to MFFO:
Adjusted FFO	$14,314	$3,156	$27,958	7,638
Adjustments:
Acquisition fees and expenses to non-affiliates	—	402	—	496
Acquisition fees and expenses to affiliates	—	2,129	—	2,999
Revenues in excess of cash received, net	(4,556)	(812)	(8,729)	(1,564)
Amortization of below market rent, net	(1,173)	(879)	(2,206)	(1,685)
Unrealized loss (gain) on derivatives	18	96	41	—
Cash received from Southern Company Master Lease Escrow Agreement	1,626	—	3,580	—
MFFO	$10,229	$4,092	$20,644	$7,884
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
Offering
Our registration statement was declared effective on July 31, 2014, pursuant to which we registered $2.2 billion in shares of common stock in our Offering, consisting of $2.0 billion in shares to be offered to our public in the Primary Offering and $200.0 million in shares for sale pursuant to our DRP. On April 25, 2016, we filed with the State Department of Assessments and Taxation of Maryland (the "Department") Articles Supplementary to our First Articles of Amendment and Restatement (i) reclassifying 100,000,000 authorized but unissued shares of our Class A common stock, and (ii) 50,000,000 authorized but unissued shares of our Class T common stock, as 150,000,000 shares of Class I common stock. The Articles Supplementary were effective upon filing with the Department.
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
The following table summarizes shares issued and gross proceeds for each share class as of June 30, 2017 (dollars in thousands):

	Class A	Class T	Class I	Total
Gross proceeds from Primary Offering	$240,780	$474,859	$8,381	$724,020
Gross proceeds from DRP	$15,944	$14,542	$188	$30,674
Shares issued in Primary Offering	24,199,760	47,562,870	901,225	72,663,855
DRP shares issued	1,684,990	1,543,066	19,953	3,248,009
Stock distribution shares issued	235,074	245,470	3,619	484,163
Restricted stock units issued	—	—	25,500	25,500
Total shares issued prior to redemptions	26,119,824	49,351,406	950,297	76,421,527
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
As of June 30, 2017, the remaining capacity pursuant to the Revolving Credit Facility was $202.2 million.
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
Derivative Instrument
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
The following table sets forth a summary of the interest rate swap at June 30, 2017 and December 31, 2016 (dollars in thousands):

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2017	December 31, 2016
Assets:
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$1,025	$996

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2017, our derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

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
Our cash and cash equivalent balances decreased by approximately $5.7 million during the six months ended June 30, 2017 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the six months ended June 30, 2017 increased to $20.2 million compared to cash provided by operating activities of approximately $4.9 million for the six months ended June 30, 2016. Net cash provided by/(used) in operating activities before changes in operating assets and liabilities for the six months ended June 30, 2017 increased by $13.1 million to $17.9 million, compared to approximately $4.8 million for the six months ended June 30, 2016. The increase is primarily due to the operating results of recently acquired properties.
Investing Activities. During the six months ended June 30, 2017, we used $64.4 million in cash for investing activities compared to $126.1 million used during the same period in 2016. The $61.7 million decrease in cash utilization in investing activities is primarily related to the following:

•	$78.8 million decrease in cash used to acquire properties for the six months ended June 30, 2017 compared to the same period in 2016; and

•	$3.3 million decrease in real estate acquisition deposits; offset by

•	$20.2 million used to fund tenant improvements;
Financing Activities. During the six months ended June 30, 2017, we generated $38.5 million in financing activities compared to $165.3 million generated during the same period in 2016, a decrease in cash provided by financing activities of $126.8 million which is comprised primarily of the following:

•	$3.6 million decrease in cash provided from borrowings from the Revolving Credit Facility;

•	$170.8 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of our Primary Offering during the first quarter of 2017; and

•	$7.4 million increase in cash used for payment for distributions and repurchases of common stock due to an increase in number of shareholders; offset by

•	$55.0 million decrease in principal repayments of the Revolving Credit Facility.
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
Distributions may be funded with operating cash flow, offering proceeds raised in our public offering, or a combination thereof. From inception and through June 30, 2017, we funded 90% of our cash distributions from cash flow provided by operating activities and 10% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the six months ended June 30, 2017 and year ended December 31, 2016, excluding stock distributions (dollars in thousands):

	Six Months Ended June 30, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$5			$11
Distributions paid in cash — common stockholders	9,393			11,541
Distributions of DRP	10,928			15,158
Total distributions	$20,326	(1)		$26,710
Source of distributions (2)
Cash flows provided by operations	$9,398		46%	$11,301	42%
Offering proceeds from issuance of common stock	—		0%	251	1%
Offering proceeds from issuance of common stock pursuant to the DRP	10,928		54%	15,158	57%
Total sources	$20,326	(3)	100%	$26,710	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of June 30, 2017 were approximately $1.6 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2017 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1) (2)	$474,728	$—	$347,758	$2,364	$124,606
Interest on outstanding debt obligations (3)	71,218	8,279	32,491	10,497	19,951
Total	$545,946	$8,279	$380,249	$12,861	$144,557

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at June 30, 2017. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at June 30, 2017. Projected interest payments are based on the interest rate in effect at June 30, 2017.

Off-Balance Sheet Arrangements
As of June 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.

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
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreement would decrease our future earnings and cash flows by approximately $3.5 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2017, we had received aggregate gross proceeds from our Offering of $724.0 million from the sale of 72,663,855 shares and approximately $30.7 million from the issuance of 3,248,009 shares of our common stock pursuant to the DRP. Our equity raise as of June 30, 2017 resulted in the following (dollars in thousands):

Common shares issued in our Offering	72,663,855
Common shares issued in our Offering pursuant to the DRP	3,248,009
Total common shares	75,911,864
Gross proceeds from our Offering	$724,020
Gross proceeds from our Offering from shares issued pursuant to our DRP	30,674
Total gross proceeds from our Offering	$754,694
Selling commissions and Dealer Manager fees incurred	(50,940)
Reimbursement of O&O costs paid to our Advisor	(4,074)
Net proceeds from our Offering	$699,680
Reimbursement of O&O costs owed to our Advisor	(2,675)
Net proceeds from our Offering, adjusted for O&O costs owed to our Advisor	$697,005
The net offering proceeds raised in the Offering were primarily used to fund:

•	Acquisitions of real property and tenant improvements of approximately $466.9 million;

•	Repayment of debt and redemptions of preferred units of approximately $150.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $26.5 million;

•	Payment of stockholder servicing fees of approximately $3.5 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $24.0 million and deferred financing cost of approximately $5.7 million.

The balance of the net offering proceeds are held in cash for future real estate acquisitions and other obligations we incur. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained in this report.)
Share Redemption Program
As noted in Note 8, Equity – Share Redemption Program, we adopted a share redemption program that will enable stockholders to sell their stock to us in limited circumstances. As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by us. During any calendar year, we will not redeem more than 5.0% of the weighted average number of shares outstanding during the prior calendar year. The cash available for redemption will be limited to the proceeds from the sale of shares pursuant to our DRP. Share redemption requests must be received by us no later than the last business day of the calendar quarter, and shares generally will be redeemed on the last business day of the month following such calendar quarter.
As of June 30, 2017, $25.3 million of common stock was available for redemption and $1.3 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2017.
During the three months ended June 30, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2017	119,084	$8.94	119,084	(1)
May 31, 2017	—	N/A	—	(1)
June 30, 2017	—	N/A	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our share redemption program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

4.1
Griffin Capital Essential Asset REIT II, Inc. Amended and Restated Distribution Reinvestment Plan, incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K, filed on November 18, 2016, SEC File No. 000-55605

4.2
Enrollment Form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on April 6, 2017, SEC File No. 333-217178

10.1	Amendment No. 5 to Advisory Agreement dated June 14, 2017, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on June 15, 2017, SEC File No. 000-55605
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended June 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Equity (unaudited), (iv) Consolidated Statements of Cash Flows (unaudited) and (v) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	August 11, 2017	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)