Form 10-Q
period 2017-09-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2017-11-14
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 10, 2017, there were 265; 265; 266; 264,830; 25,885,947; 49,688,227; and 960,265 shares of Class T, Class S, Class D, Class I, Class A, Class AA, and Class AAA common stock, respectively, of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except share amounts)

	September 30, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$44,120	$49,340
Restricted cash	14,454	14,221
Real estate:
Land	122,482	117,569
Building and improvements	815,345	787,999
Tenant origination and absorption cost	240,364	227,407
Construction in progress	288	80
Total real estate	1,178,479	1,133,055
Less: accumulated depreciation and amortization	(72,665)	(39,955)
Total real estate, net	1,105,814	1,093,100
Intangible assets, net	3,387	3,528
Due from affiliates	368	—
Deferred rent	18,651	5,674
Other assets, net	13,071	18,612
Total assets	$1,199,865	$1,184,475
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$345,303	$330,272
AIG Loan	126,265	126,200
Total debt	471,568	456,472
Restricted reserves	35,547	55,797
Accrued expenses and other liabilities	21,455	21,527
Distributions payable	1,612	1,494
Due to affiliates	16,330	22,481
Below market leases, net	52,572	55,319
Total liabilities	599,084	613,090
Commitments and contingencies (Note 11)
Common stock subject to redemption	29,120	16,930
Stockholders' equity:
Common Stock, $0.001 par value - Authorized: 800,000,000 and 700,000,000 shares as of September 30, 2017 and December 31, 2016, respectively;76,785,836 and 70,939,647 shares outstanding in aggregate, as of September 30, 2017 and December 31, 2016, respectively (1)	77	71
Additional paid-in capital	656,821	615,653
Cumulative distributions	(71,937)	(38,406)
Accumulated deficit	(14,203)	(23,788)
Accumulated other comprehensive income	824	841
Total stockholders' equity	571,582	554,371
Noncontrolling interests	79	84
Total equity	571,661	554,455
Total liabilities and equity	$1,199,865	$1,184,475

(1)	See Note 8, Equity, for the number of shares outstanding of each class of common stock as of September 30, 2017 and December 31, 2016.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Rental income	$22,926	$13,123	$67,211	$34,421
Property expense recovery	4,423	3,211	12,671	7,745
Total revenue	27,349	16,334	79,882	42,166
Expenses:
Asset management fees to affiliates	2,758	1,627	8,299	4,259
Property management fees to affiliates	452	260	1,347	659
Property operating	1,787	1,158	4,886	2,711
Property tax	2,511	1,664	7,244	4,368
Acquisition fees and expenses to non-affiliates	—	384	—	880
Performance fees to affiliates	213	—	213	—
Acquisition fees and expenses to affiliates	—	3,325	—	6,324
General and administrative	831	690	2,736	2,109
Corporate operating expenses to affiliates	566	501	1,679	1,492
Depreciation and amortization	11,236	7,299	32,710	18,910
Total expenses	20,354	16,908	59,114	41,712
Income (loss) before other income and (expenses)	6,995	(574)	20,768	454
Other income (expense):
Other income, net	101	—	265	1
Interest expense	(3,997)	(2,162)	(11,445)	(7,157)
Net income (loss)	3,099	(2,736)	9,588	(6,702)
Less: Net (income) loss attributable to noncontrolling interests	(1)	1	(3)	3
Net income (loss) attributable to common stockholders	$3,098	$(2,735)	$9,585	$(6,699)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.04	$(0.05)	$0.13	$(0.15)
Weighted average number of common shares outstanding, basic and diluted	76,157,963	57,388,366	75,441,620	45,609,558
Distributions declared per common share	$0.14	$0.14	$0.42	$0.42
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	3,099	(2,736)	9,588	(6,702)
Other comprehensive income (loss):
Change in fair value of swap agreement	(87)	281	(17)	(50)
Total comprehensive income (loss)	3,012	(2,455)	9,571	(6,752)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1)	1	(3)	3
Comprehensive income (loss) attributable to common stockholders	$3,011	$(2,454)	$9,568	$(6,749)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
BALANCE December 31, 2015	28,556,170	$29	$250,757	$(8,258)	$(17,684)	$—	$224,844	$98	$224,942
Gross proceeds from issuance of common stock	40,700,406	40	406,423	—	—	—	406,463	—	406,463
Discount on issuance of common stock	—	—	(696)	—	—	—	(696)	—	(696)
Offering costs including dealer manager fees to affiliates	—	—	(43,340)	—	—	—	(43,340)	—	(43,340)
Distributions to common stockholders	—	—	—	(12,479)	—	—	(12,479)	—	(12,479)
Issuance of shares for distribution reinvestment plan	1,599,355	2	15,157	(15,159)	—	—	—	—	—
Repurchase of common stock	(167,442)	—	(1,627)	—	—	—	(1,627)	—	(1,627)
Additions to common stock subject to redemption	—	—	(13,531)	—	—	—	(13,531)	—	(13,531)
Issuance of stock dividends	251,158	—	2,510	(2,510)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net loss		—	—	—	(6,104)	—	(6,104)	(3)	(6,107)
Other comprehensive income	—	—	—	—	—	841	841	—	841
BALANCE December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	4,201,793	4	41,784	—	—	—	41,788	—	41,788
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	267	—	—	—	267	—	267
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(3,414)	—	—	—	(3,414)	—	(3,414)
Distributions to common stockholders	—	—	—	(14,436)	—	—	(14,436)	—	(14,436)
Issuance of shares for distribution reinvestment plan	1,762,964	2	16,544	(16,546)	—	—	—	—	—
Repurchase of common stock	(413,842)	—	(3,798)	—	—	—	(3,798)	—	(3,798)
Additions to common stock subject to redemption	—	—	(12,748)	—	—	—	(12,748)	—	(12,748)
Issuance of stock dividends	269,774	—	2,549	(2,549)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(8)	(8)
Net income	—	—	—	—	9,585	—	9,585	3	9,588
Other comprehensive loss	—	—	—	—	—	(17)	(17)	—	(17)
BALANCE September 30, 2017	76,785,836	$77	$656,821	$(71,937)	$(14,203)	$824	$571,582	$79	$571,661
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income (loss)	$9,588	$(6,702)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation of building and improvements	15,053	7,701
Amortization of tenant origination and absorption costs	17,657	11,209
Amortization of above and below market leases	(3,389)	(2,654)
Amortization of deferred financing costs	826	577
Deferred rent	(13,227)	(2,461)
Stock based compensation	267	—
Unrealized loss (gain) on interest rate swap	60	(168)
Change in operating assets and liabilities:
Other assets, net	3,730	(955)
Accrued expenses and other liabilities, net	(862)	1,126
Due to affiliates, net	1,345	328
Net cash provided by operating activities	31,048	8,001
Investing Activities:
Acquisition of properties, net	(44,234)	(254,336)
Restricted reserves	(20,251)	—
Payments for construction in progress	(407)	—
Real estate acquisition deposits	250	(4,050)
Net cash used in investing activities	(64,642)	(258,386)
Financing Activities:
Principal payoff of indebtedness - Credit Facility	—	(55,000)
Proceeds from borrowings - Credit Facility	14,300	17,900
Deferred financing costs	(30)	(54)
Issuance of common stock, net of offering costs	32,228	307,931
Repurchase of common stock	(3,798)	(1,436)
Distributions paid to common stockholders	(14,318)	(7,566)
Distributions paid to noncontrolling interests	(8)	(8)
Net cash provided by financing activities	28,374	261,767
Net (decrease) increase in cash and cash equivalents	(5,220)	11,382
Cash and cash equivalents at the beginning of the period	49,340	17,610
Cash and cash equivalents at the end of the period	$44,120	$28,992
Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease in fair value swap agreement	$(17)	$(50)
Increase in Stockholder Servicing Fee Payable	$564	$14,281
Increase in distribution payable - common stock	$118	$694
Common stock issued pursuant to the distribution reinvestment plan	$16,546	$10,212

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and has used a substantial amount of the net proceeds from its initial public offering ("IPO") to invest in these properties. The Company’s year end is December 31.
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
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”), was formed on November 19, 2013. Griffin Capital Real Estate Company, LLC, a Delaware limited liability company ("GRECO"), is the sole member of the Advisor and Griffin Capital, LLC, a Delaware limited liability company ("GC"), is the sole member of GRECO. The Sponsor is the sole member of GC. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the Advisory Agreement (as defined below). The Company's officers are also officers of the Advisor and officers of the Sponsor.
Griffin Capital Securities, LLC (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of GC. The Dealer Manager is responsible for marketing the Company’s shares offered pursuant to the Company's public offerings.
The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties, or provide oversight of other property managers engaged by the Company or an affiliate of the Company. The Property Manager derives substantially all of its income from the property management services it performs for the Company.
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2017.
In 2014, the Company registered $2.2 billion in common shares in its IPO, consisting of $2.0 billion in common shares to be offered to the public in the primary portion of the IPO and $200.0 million in common shares for sale pursuant to the Company's distribution reinvestment plan (“DRP”). (See Note 8, Equity, for additional details.) In September 2016, the Company's board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, the Company continued to offer shares pursuant to the DRP.
On April 6, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
On September 20, 2017, the Company commenced a follow-on offering of up to $2.2 billion of shares (the "Follow-On Offering"), consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively.
The Company is offering to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares and Class I shares (the "New Shares") with net asset value ("NAV") based pricing. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. The Company's board of directors, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV.
On September 20, 2017, an affiliate entity purchased 263,992 New Shares for $2.5 million.
The Company's charter authorizes up to 1,000,000,000 shares of stock, of which 800,000,000 shares are designated as common stock at $0.001 par value per share and 200,000,000 shares are designated as preferred stock at $0.001 par value per share. The Company's 800,000,000 shares of common stock are authorized as follows: 150,000,000 shares are classified as Class T shares, 150,000,000 shares are classified as Class S shares, 150,000,000 shares are classified as Class D shares, 150,000,000 shares are classified as Class I shares, 70,000,000 shares are classified as Class A shares, 120,000,000 shares are classified as Class AA shares and 10,000,000 shares are classified as Class AAA shares.
The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Follow-On Offering. On September 18, 2017, the Company and the Dealer Manager entered into a dealer manager agreement for the Follow-On Offering. The dealer manager agreement may be terminated by either party upon prior written notice. See Note 10, Related Party Transactions, for additional discussion.
The Company, the Operating Partnership and the Advisor were parties to an advisory agreement dated July 31, 2014, as amended by Amendment No. 1 to advisory agreement dated March 18, 2015, Amendment No. 2 to advisory agreement dated November 2, 2015, Amendment No. 3 to advisory agreement dated December 16, 2015, Amendment No. 4 to advisory agreement dated February 9, 2016 and Amendment No. 5 to advisory agreement dated June 14, 2017 (collectively, the "Original Advisory Agreement"), pursuant to which the Advisor agreed to provide certain services to the Company and the Operating Partnership, and the Company agreed to provide certain compensation to the Advisor in exchange for such services.
On September 20, 2017, the Company entered into an amended and restated advisory agreement (the "Advisory Agreement") with the Advisor and the Operating Partnership, which replaced the Original Advisory Agreement and modifies various provisions including the fees and expense reimbursements payable to the Advisor. See Note 10, Related Party Transactions, for additional details.
On September 20, 2017, the Company, as general partner of the Operating Partnership, entered into a Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "Third Amended and Restated Operating Partnership Agreement") on behalf of itself and the limited partners. The Third Amended and Restated Operating Partnership Agreement is substantially similar to our prior limited partnership agreement, except that it has been updated to reflect changes to the distributions and fees to which the Advisor is entitled, include additional classes of Operating Partnership units, and make other conforming changes. See Note 10, Related Party Transactions, for additional details.
In connection with the Follow-On Offering, the Company's board of directors adopted an amended and restated DRP effective as of September 30, 2017 to include the New Shares under the DRP.
In connection with the Follow-On Offering, the Company’s board of directors adopted a share redemption program for the New Shares (the “New Share Redemption Program”). Under this program, stockholders of the New Shares are allowed to redeem their shares after a one-year holding period at a redemption price equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. The IPO share redemption program remains available for stockholders who purchased shares in the Company’s IPO. (See Note 8, Equity, for additional details.)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated financial statements include accounts and related adjustments of the Company, the Operating Partnership and the TRS, if applicable, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position for the interim period. All significant intercompany accounts and transactions have been eliminated in consolidation.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly owned subsidiary which is a special purpose entity, whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued an ASU that simplifies hedge accounting. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings. Current guidance requires a periodic recognition of hedge ineffectiveness in earnings.
Under existing standards a quantitative assessment is made on an ongoing basis to determine if a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Under the new standard, entities will still be required to perform an initial quantitative test. However, the new standard allows entities to elect to subsequently perform only a qualitative assessment unless facts and circumstances change.
The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income, as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.
The Company utilizes interest rate hedge agreements to hedge a portion of exposure to variable interest rates primarily associated with borrowings based on LIBOR. As a result, all interest rate hedge agreements are designated as cash flow hedges. During the three and nine months ended September 30, 2017 and September 30, 2016, the ineffectiveness related to the Company's interest rate hedge agreement was immaterial. Therefore, the Company does not believe this ASU would have an impact on operating results for the nine months ended September 30, 2017.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate
As of September 30, 2017, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2017 was $15.0 million. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2017, was $17.7 million.
The purchase price and other acquisition items for the properties acquired during the nine months ended September 30, 2017 are shown below.

							Paid to Advisor
Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	Acquisition Fees and Reimbursable Expenses (1)	Contingent Advisor Payment (2)	Year of Lease Expiration
Allstate	Lone Tree, CO	Allstate Insurance Company	1/31/2017	$14,750	(3)	70,300	$402	$273	2026
MISO	Carmel, IN	Midcontinent Independent System Operator, Inc.	5/15/2017	$28,600		133,400	$696	$529	2028

(1)
Under the Original Advisory Agreement, the fee consisted of a 2.0% base acquisition fee and acquisition expense reimbursement for actual acquisition expenses incurred, estimated to be approximately 1% of acquisition value.

(2)
Under the Original Advisory Agreement, the Advisor was entitled to receive an acquisition fee in an amount up to 3.85% of the contract purchase price for each property the Company acquired. The acquisition fee consisted of a 2.0% base acquisition fee and up to an additional 1.85% contingent advisor payment (the "Contingent Advisor Payment"); provided, however, that $5.0 million of amounts advanced by the Advisor for dealer manager fees and organizational and offering expenses (the "Contingent Advisor Payment Holdback") would be retained by the Company until the later of (a) the termination of the IPO, including any follow-on offerings where the Advisor provides up-front funding of offering fees, or (b) July 31, 2017, at which time such amount would be paid to the Advisor. On July 31, 2017, the Company paid to the Advisor the Contingent Advisor Payment Holdback of $5.0 million, which consisted of amounts previously advanced by the Advisor for dealer manager fees and organizational and offering expenses.

(3)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the nine months ended September 30, 2017, the Company used discount rates ranging from 5.75% to 8.25%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
The following summarizes the purchase price allocations for the properties acquired during the nine months ended September 30, 2017:

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2020 to 2044.

As of September 30, 2017
Remaining 2017	$16,734
2018	71,707
2019	78,887
2020	80,492
2021	72,677
Thereafter	602,341
Total	$922,838
Intangibles
The Company allocated a portion of the acquired real estate asset value to in-place lease valuation and tenant origination and absorption cost. The in-place lease was measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition. The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 10.6 and 11.4 years as of September 30, 2017 and December 31, 2016, respectively.

	September 30, 2017	December 31, 2016
In-place lease valuation (above market)	$4,046	$3,828
In-place lease valuation (above market), accumulated amortization	(659)	(300)
Intangible assets, net	$3,387	$3,528
In-place lease valuation (below market)	$(62,070)	$(61,069)
In-place lease valuation (below market) - accumulated amortization	9,498	5,750
In-place lease valuation (below market), net	$(52,572)	$(55,319)
Tenant origination and absorption cost	$240,364	$227,407
Tenant origination and absorption cost - accumulated amortization	(41,066)	(23,409)
Tenant origination and absorption cost, net	$199,298	$203,998
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the nine months ended September 30,
	2017	2016
In-place lease valuation	$(3,389)	$(2,654)
Tenant origination and absorption cost	$17,657	$11,209
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of September 30, 2017 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2017	$(1,174)	$6,050
2018	$(4,695)	$24,198
2019	$(4,695)	$24,198
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4. Debt
As of September 30, 2017 and December 31, 2016, the Company's debt and related deferred financing costs consisted of the following:

	September 30, 2017	December 31, 2016	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$347,758	$333,458	2.74%	Interest Only	December 2019 (2)	2.96%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Debt	474,728	460,428
Unamortized deferred financing costs	(3,160)	(3,956)
Total Debt, net	$471,568	$456,472

(1)
The 2.74% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility. The 2.78% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.50%. As of September 30, 2017, the LIBO Rate was 1.24%. Including the effect of an interest rate swap agreement with a notional amount of $100.0 million, the weighted average interest rate as of September 30, 2017 was approximately 3.04% for the Company's fixed-rate and variable-rate debt combined.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at September 30, 2017 and includes the effect of amortization of deferred financing costs.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Debt Covenant Compliance
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of September 30, 2017.
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
The following table sets forth a summary of the interest rate swap at September 30, 2017 and December 31, 2016:

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2017	December 31, 2016
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$920	$996

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2017, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

The following table sets forth the impact of the interest rate swap on the consolidated statements of operations for the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivative (effective portion)	$190
Amount of (gain) reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(207)
Amount of (loss) recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(60)
During the twelve months subsequent to September 30, 2017, the Company estimates that an additional $0.7 million of income will be recognized from AOCI into earnings.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Our agreement with the derivative counterparty contains a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligation.
As of September 30, 2017, the fair value of interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to our derivative counterparty agreement, which was approximately $0.9 million. As of September 30, 2017, the Company had not posted any collateral related to our derivative counterparty agreement.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2017.
The following table sets forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swap at:
September 30, 2017	$920	$—	$920	$—
December 31, 2016	$996	$—	$996	$—
Financial instruments as of September 30, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2017 and for the year ended December 31, 2016.

	September 30, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$122,411	$126,970	$120,322	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of September 30, 2017 and December 31, 2016. See Note 4, Debt, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Prepaid rent	$4,966	$9,484
Leasing commission payable	3,783	3,783
Accrued Property Taxes	3,683	2,678
Other liabilities	9,023	5,582
Total	$21,455	$21,527
8. Equity
Status of Offerings
On January 20, 2017, the Company closed the primary portion of the IPO; however, the Company continued to offer shares pursuant to the DRP.
On April 6, 2017, the Company filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
On September 20, 2017, the Company commenced the Follow-On Offering of up to $2.2 billion of shares consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively.
Share Classes
Class T shares, Class S shares, Class D shares, Class I shares, Class A shares, Class AA shares and Class AAA shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at a meeting of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote.
The following table summarizes shares issued and gross proceeds for each share class as of September 30, 2017 and outstanding shares as of September 30, 2017 and December 31, 2016:

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA	Total
Gross proceeds from primary portion of offerings	$3	$3	$3	$2,493	$240,780	$474,858	$8,379	$726,519
Gross proceeds from DRP	$—	$—	$—	$4	$17,860	$18,178	$250	$36,292
Shares issued in primary portion of offerings	264	264	264	263,200	24,199,760	47,562,870	901,225	72,927,847
DRP shares issued	—	—	—	418	1,888,742	1,929,510	26,620	3,845,290
Stock distribution shares issued	—	—	—	—	263,641	300,165	4,677	568,483
Restricted stock units issued	—	—	—	—	—	—	25,500	25,500
Total redemptions	—	—	—	—	(415,143)	(166,141)	—	(581,284)
Total Shares outstanding as of 9/30/2017	264	264	264	263,618	25,937,000	49,626,404	958,022	76,785,836
Total Shares outstanding as of 12/31/2016	—	—	—	—	25,562,982	44,595,631	781,034	70,939,647

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceeded such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminated or was completed, the Advisor would have been obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of September 30, 2017, organizational and offering costs relating to the Follow-On Offering were 59.3% of gross offering proceeds, including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering was terminated on September 30, 2017, the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $1.1 million. Approximately $0.7 million of organizational and offering costs the Advisor is liable for as of September 30, 2017 is deducted from "Due to Affiliates" and the remaining $0.4 million is included in "Other Assets, net" on the consolidated balance sheet.
Organizational and offering costs incurred as of September 30, 2017, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

September 30, 2017
Cumulative offering costs	$1,196
Cumulative organizational costs	$287
Organizational and offering costs advanced by the Advisor	$990
Organizational and offering costs paid by the Company	493
Adjustment to organizational and offering costs pursuant to the limitation:
Reduction in due to affiliates	(740)
Due from affiliates	(368)
Net due to Advisor	$375
As of September 30, 2017, organizational and offering costs incurred by the Company related to the IPO were approximately $75.1 million. In addition, the total outstanding amounts of the Contingent Advisor Payment Holdback as of September 30, 2017 and December 31, 2016 were $0.2 million and $5.4 million, respectively.
Amendment and Restatement of Distribution Reinvestment Plan
In connection with the Follow-On Offering, on September 8, 2017, the Company's board of directors amended and restated the DRP effective as of September 30, 2017, to include the New Shares under the DRP. The amended and restated DRP allows stockholders to have distributions otherwise distributable to them invested in additional shares of common stock of the same class. No selling commissions, dealer manager fees or stockholder servicing fees are paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP is equal to the NAV per share applicable to the class of shares purchased, calculated as of the distribution date.
IPO Shares - Share Redemption Program
The Company has a share redemption program for holders of Class A, Class AA, and Class AAA shares ("IPO Shares") who have held their shares for less than four years, which enables IPO stockholders to sell their shares back to the Company in limited circumstances ("IPO Share Redemption Program"). The Company's IPO Share Redemption Program permits stockholders to submit their IPO Shares for redemption after they have held them for at least one year, subject to the significant conditions and limitations described below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, the Company may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, the Company will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar year, the Company will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of IPO Shares under the Company's DRP. These limits may prevent the Company from accommodating all requests made in any year. In addition, stockholders holding IPO Shares for four years or longer will be eligible to utilize the share redemption program for the New Shares, and redeem at 100% of the NAV of the applicable share class. During the three and nine months ended September 30, 2017 and 2016, the Company redeemed shares of its outstanding common stock as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Period	2017	2016	2017	2016
Shares of common stock redeemed	146,083	128,049	413,842	147,553
Weighted average price per share	$9.06	$9.71	$9.18	$9.73
As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by the Company. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares generally will be redeemed on the last business day of the month following such calendar quarter. The redemption price per IPO Share is expected to be the redemption rate set forth in the following table which is based upon the number of years the stock is held:

Number Years Held	Redemption Price per IPO Share
Less than 1 year	No Redemption Allowed
After one year from the purchase date	90.0% of the Redemption Amount (as defined below)
After two years from the purchase date	95.0% of the Redemption Amount
After three years from the purchase date	97.5% of the Redemption Amount
After four years from the purchase date	100.0% of the Redemption Amount
The Redemption Amount for shares purchased under the Company's IPO Share Redemption Program shall be the lesser of (i) the amount the stockholder paid for their shares or (ii) the NAV of the shares. Shares redeemed in connection with the death or qualifying disability of a stockholder may be repurchased at the purchase price of such shares. The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors.
As the use of the proceeds from the DRP related to the IPO shares for redemptions is outside the Company’s control, the net proceeds from the DRP related to the IPO shares are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP related to the IPO shares, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP related to the IPO shares. As of September 30, 2017, $29.1 million of common stock was available for redemption and $1.7 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

New Share Redemption Program
In connection with the Follow-On Offering, the Company’s board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). Under the New Share Redemption Program, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of the New Shares (and IPO shares that have been held for four years or longer) equal to a value of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous quarter. As the value on the aggregate redemptions of the New Shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of September 30, 2017, the quarterly cap was zero.
The Company’s board of directors has the right to modify or suspend the New Share Redemption Program upon 30 days' notice at any time if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. Any such modification or suspension will be communicated to stockholders through the Company’s filings with the SEC.
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
9. Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014, to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of September 30, 2017, noncontrolling interests were approximately 0.03% of total shares and of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2017 and the year ended December 31, 2016:

	Nine Months Ended September 30, 2017	December 31, 2016
Beginning balance	$84	$98
Distributions to noncontrolling interests	(8)	(11)
Net income (loss)	3	(3)
Ending balance	$79	$84
10. Related Party Transactions
The following table summarizes due to affiliates as of December 31, 2016 and the related party costs and fees incurred, paid and due to affiliates as of and for the nine months ended September 30, 2017:

	December 31, 2016	Nine Months Ended September 30, 2017
	Payable	Incurred	Paid	Payable
Advisor and Property Manager fees
Acquisition fees and expenses (1)	$—	$1,099	$1,099	$—
Operating expenses	18	1,677	609	1,086
Advisory/Asset management fees	807	8,300	8,236	871
Property management fees	143	1,347	1,338	152
Performance fees	—	213	—	213
Organizational and offering expenses	—	250	—	250
Other costs advanced by the Advisor	12	604	389	227
Selling commissions(2)	54	1,127	1,181	—
Dealer Manager fees(2)	18	393	411	—
Stockholder servicing fee(3)	16,020	565	3,226	13,359
Advisor Advances(4):
Organization and offering expenses	2,477	136	2,441	172
Dealer Manager fees	2,932	791	3,723	—
Total	$22,481	$16,502	$22,653	$16,330

(1)
Effective September 20, 2017, the Advisor is not entitled to acquisition fees, disposition fees or financing fees; provided, however, that the Advisor will receive the compensation set forth in the Original Advisory Agreement for the Company’s investment in an approximately 1,000,000 square foot property located at 39000 Amrheim Road, Livonia, Michigan 48150 with a total transaction price of approximately $80 million.

(2)
On September 18, 2017, the Company and the Dealer Manager entered into a dealer manager agreement for the Follow-On Offering. See the "Dealer Manager Agreement" section below for details regarding selling commissions and dealer manager fees.

(3)
The Dealer Manager continues to receive a stockholder servicing fee with respect to Class AA shares as detailed in the Company's IPO prospectus. The stockholder servicing fee is paid quarterly and accrues daily in an amount equal to 1/365th of 1.0% of the NAV per share of the Class AA shares, up to an aggregate of 4% of the gross proceeds of Class AA shares sold. The Company will cease paying the stockholder servicing fee with respect to the Class AA shares at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in Company's IPO (excluding proceeds from sales pursuant to the related DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Company's IPO terminated; (iii) the date that such Class AA share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction.

(4)
Pursuant to the Original Advisory Agreement, commencing November 2, 2015, the Company remained obligated to reimburse the Advisor for organizational and offering costs incurred after such date. Terms of the organizational and offering costs are included in the Company's 2016 Annual Report on Form 10-K filed on March 15, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Advisory Agreement
In connection with the Follow-On Offering, on September 20, 2017, the Company entered into the Advisory Agreement with the Advisor and the Operating Partnership. The Advisory Agreement is substantially similar to the Original Advisory Agreement, except that the Company will not pay the Advisor any acquisition, financing or other similar fees from proceeds raised in the Follow-On Offering in connection with making investments and will instead pay the Advisor an advisory fee that will be payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.25% of the NAV for each class of common stock for each day.
Performance Distribution
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Advisor will hold a special limited partner interest in the Operating Partnership that entitles it to receive a distribution from the Operating Partnership equal to 12.5% of the Total Return, subject to a 5.5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined below). Such distribution will be made annually and accrue daily.
Specifically, the Advisor will be entitled to a performance distribution in an amount equal to:
- First, if the Total Return for the applicable period exceeds the sum of (i) the Hurdle Amount for that period and (ii) the Loss Carryforward Amount (any such excess, "Excess Profits"), 100% of such annual Excess Profits until the total amount distributed to the Advisor equals 12.5% of the sum of (x) the Hurdle Amount for that period and (y) any amount distributed to the Advisor pursuant to this clause (this is commonly referred to as a "Catch-Up"); and
- Second, to the extent there are remaining Excess Profits, 12.5% of such remaining Excess Profits.
"Total Return" for any period since the end of the prior calendar year shall equal the sum of:
(i) all distributions accrued or paid (without duplication) on the Operating Partnership units outstanding at the end of such period since the beginning of the then current calendar year plus (ii) the change in aggregate NAV of such units since the beginning of the year, before giving effect to (x) changes resulting solely from the proceeds of issuances of Operating Partnership units, (y) any allocation/accrual of the performance distribution and (z) applicable distribution fee and stockholder servicing fee expenses (including any payments made to us for payment of such expenses).
For the avoidance of doubt, the calculation of the Total Return will (i) include any appreciation or depreciation in the NAV of units issued during the then current calendar year but (ii) exclude the proceeds from the initial issuance of such units.
"Hurdle Amount" for any period during a calendar year means that amount that results in a 5.5% annualized internal rate of return on the NAV of the Operating Partnership units outstanding at the beginning of the then current calendar year and all Operating Partnership units issued since the beginning of the then current calendar year, taking into account the timing and amount of all distributions accrued or paid (without duplication) on all such units and all issuances of the Operating Partnership units over the period and calculated in accordance with recognized industry practices. The ending NAV of the Operating Partnership units used in calculating the internal rate of return will be calculated before giving effect to any allocation/accrual of the performance distribution and applicable distribution fee and stockholder servicing fee expenses. For the avoidance of doubt, the calculation of the Hurdle Amount for any period will exclude any Operating Partnership units redeemed during such period, which units will be subject to the performance distribution upon redemption as described below.
Except as described in the Loss Carryforward Amount below, any amount by which the Total Return falls below the Hurdle Amount will not be carried forward to subsequent periods.
"Loss Carryforward Amount" shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units redeemed during such year, which units will be subject to the performance distribution upon redemption as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Advisor’s performance distribution. This is referred to as a "High Water Mark."
The Advisor will also be allocated a performance distribution with respect to all Operating Partnership units that are redeemed at the end of any quarter (in connection with redemptions of the Company's shares in the share redemption programs) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit redemption will be reduced by the amount of any such performance distribution. Distributions on the performance distribution may be paid in cash or Class I units, at the election of the Advisor. In 2017, the performance distribution will be prorated for the portion of the calendar year that the Follow-On Offering is effective.
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
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and general counsel, Mary P. Higgins of approximately $0.2 million and $0.1 million, which is included in offering costs for the nine months ended September 30, 2017 and 2016, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.1 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the nine months ended September 30, 2017 and 2016. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
Dealer Manager Agreement
The Company entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the Dealer Manager. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's IPO, except as it relates to the share classes offered and the fees to be received by the Dealer Manager (terms of the previous dealer manager agreement are included in the Company's 2016 Annual Report on Form 10-K filed on March 15, 2017). Pursuant to the Dealer Manager Agreement, the Company will pay to the Dealer Manager selling commissions of up to 3.0% of the total purchase price for each sale of Class T shares and selling commissions of up to 3.5% of the total purchase price for each sale of Class S shares. The Company will not pay to the Dealer Manager any selling commissions in respect of the purchase of any Class D shares, Class I shares or DRP shares. The Company also will pay to the Dealer Manager dealer manager fees of up to 0.5% of the total purchase price for each sale of Class T shares. The Company will not pay to the Dealer Manager any dealer manager fees in respect of the purchase of any Class S shares, Class D shares, Class I shares or DRP shares. Substantially all of the selling commissions and dealer manager fees may be reallowed by the Dealer Manager to the participating broker-dealers who sold the shares giving rise to such selling commissions and dealer manager fees.
Distribution Fees
Subject to Financial Industry Regulatory Authority, Inc.'s, limitations on underwriting compensation, under the Dealer Manager Agreement the Company will pay the Dealer Manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers: (i) with respect to the outstanding Class T shares equal to 1/365th of 1.0% of the NAV of the outstanding Class T shares for each day, consisting of an advisor distribution fee of 1/365th of 0.75% and a dealer distribution fee of 1/365th of 0.25% of the NAV of the Class T shares for each day; (ii) with respect to the outstanding Class S shares equal to 1/365th of 1.0% of the NAV of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

outstanding Class S shares for each day; and (iii) with respect to the outstanding Class D shares equal to 1/365th of 0.25% of the NAV of the outstanding Class D shares for each day. The Company will not pay a distribution fee with respect to the outstanding Class I shares.
The distribution fees will accrue daily and be paid monthly in arrears. The Dealer Manager will reallow the distribution fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will retain any such distribution fees to the extent a broker-dealer is not eligible to receive them for failure to provide such services.
The Company will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder's account at the end of the month in which the Dealer Manager in conjunction with the transfer agent determines that total selling commissions, dealer manager fees and distribution fees paid with respect to all shares from the Follow-On Offering held by such stockholder within such account would exceed, in the aggregate, 9.0% (or a lower limit as set forth in any applicable agreement between the Dealer Manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the DRP with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under the DRP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share.
In addition, the Company will cease paying the distribution fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of the Company's shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company's assets, including any liquidation of the Company or (iii) the date following the completion of the primary portion of the Follow-On Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Follow-On Offering, including selling commissions, dealer manager fees, the distribution fee and other underwriting compensation, is equal to 9% of the gross proceeds from the Company's primary offering.
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
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 13 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund") and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

companies that are operated as interval funds under the Investment Company Act of 1940 (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
If the Sponsor no longer sponsors GCEAR, then, in the event that an investment opportunity becomes available that is suitable, under all of the factors considered by the Advisor, for both the Company and one or more other entities affiliated with the Sponsor, the Sponsor has agreed to present such investment opportunities to the Company first, prior to presenting such opportunities to any other programs sponsored by or affiliated with the Sponsor. In determining whether or not an investment opportunity is suitable for more than one program, the Advisor, subject to approval by the board of directors, shall examine, among others, the following factors:

•	anticipated cash flow of the property to be acquired and the cash requirements of each program;

•	effect of the acquisition on diversification of each program’s investments;

•	policy of each program relating to leverage of properties;

•	income tax effects of the purchase to each program;

•	size of the investment;

•	no significant increase in the cost of financing; and

•	amount of funds available to each program and the length of time such funds have been available for investment.
Economic Dependency
The Company will be dependent on the Advisor and the Dealer Manager for certain services that are essential to the Company, including the sale of the Company's shares of common stock available for issue, the identification, evaluation, negotiation, purchase and disposition of properties and other investments, management of the daily operations of the Company’s real estate portfolio, and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other resources.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2017
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
12. Declaration of Distributions
During the quarter ended September 30, 2017, the Company paid cash distributions in the amount of $0.0015068493 per day per share per Class A share, Class AA share and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2017 through September 30, 2017.
The Company approved stock distributions in the amount of 0.000013699 Class A shares, Class AA shares or Class AAA shares per day per share payable to stockholders of record at the close of business on each day during the period from July 1, 2017 through September 20, 2017. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On September 8, 2017, the Company's board of directors declared cash distributions in the amount of $0.0015068493 per day per share per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from September 20, 2017 through December 31, 2017. Such distributions payable to each stockholder of record will be paid on such date after the end of such period as the Company's Chief Executive Officer may determine.
13. Subsequent Events
Offering Status
As of November 10, 2017, the Company had issued 4,046,185 of the Company’s common stock pursuant to the DRP for approximately $38.2 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s unaudited consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q.
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the "Company," "we," "us," "our"), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our Follow-On Offering to invest in these properties. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, our Advisor. Our year end is December 31.
In September 2016, our board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, we continued to offer shares pursuant to our DRP.  On April 6, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through our filings with the SEC.
On September 20, 2017, we commenced our Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to the DRP. We reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively. See Note 10, Related Party Transactions, for additional details on changes in fees to affiliates.
NAV and NAV per Share Calculation
We are offering the New Shares with NAV-based pricing to the public. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our board of directors, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV.
As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the FASB Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.
Our NAV is calculated for the New Shares and our IPO Shares by ALPS Fund Services, Inc. (the "NAV Accountant"), a third-party firm approved by our board of directors, including a majority of our independent directors, after the end of each business day that the New York Stock Exchange is open for unrestricted trading. Our board of directors, including a majority of our independent directors, may replace our NAV Accountant with another party, including our Advisor, if it is deemed appropriate to do so.
At the end of each such trading day, before taking into consideration accrued distributions or class-specific expense accruals, any change in the aggregate company NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate company NAV. Changes in the aggregate company NAV reflect factors including, but not limited to, unrealized/realized gains (losses) on the value of our real property portfolio, real estate-related liabilities, and daily accruals for income and expenses (including the allocation/accrual of any performance distribution and accruals for advisory fees and distribution fees) and distributions to investors.

Our most significant source of net income is property income. We accrue estimated income and expenses on a daily basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. For the purpose of calculating our NAV, all organizational and offering costs reduce NAV as part of our estimated income and expense accrual. On a periodic basis, our income and expense accruals are adjusted based on information derived from actual operating results.
Our liabilities are included as part of our NAV calculation generally based on GAAP. Our liabilities include, without limitation, property-level mortgages, accrued distributions, the fees payable to the Advisor and the Dealer Manager, accounts payable, accrued company-level operating expenses, any company or portfolio-level financing arrangements and other liabilities.
Following the calculation and allocation of changes in the aggregate company NAV as described above, NAV for each class is adjusted for accrued distributions and the accrued distribution fee, to determine the current day’s NAV. Selling commissions and dealer manager fees, which are effectively paid by purchasers of Class T and Class S shares in the Follow-On Offering at the time of purchase, because the purchase price of such shares is equal to the applicable NAV per share plus the applicable selling commission and/or dealer manager fee, have no effect on the NAV of any class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.
Under GAAP, we accrue the full cost of the distribution fee as an offering cost for the New Shares up to the 9.0% limit at the time such shares are sold. For purposes of NAV, we recognize the distribution fee as a reduction of NAV on a daily basis as such fee is accrued. We intend to reduce the net amount of distributions paid to stockholders by the portion of the distribution fee accrued for such class of shares, so that the result is that although the obligation to pay future distribution fees is accrued on a daily basis and included in the NAV calculation, it is not expected to impact the NAV of the shares because of the adjustment to distributions.
Set forth below are the components of daily NAV as of September 30, 2017 and our initial daily NAV calculation calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of September 30, 2017	As of September 19, 2017
Gross Real Estate Asset Value	$1,198,222	$1,197,360
Other Assets, net	2,453	268
Mortgage Debt	(474,728)	(474,727)
NAV	$725,947	$722,901

Total Shares Outstanding	76,591,700	76,327,708
NAV per share	$9.48	$9.47
Our independent valuation firm utilized the direct capitalization approach for 12 of the 27 properties in our portfolio with a weighted average of approximately 14.5 years remaining on their existing leases and the discounted cash flow approach for the 15 remaining properties. The following summarizes the range of overall capitalization rates for the 12 properties using the direct capitalization approach, and the range of terminal capitalization rates and cash flow discount rates for the remaining 15 properties valued using the discounted cash flow approach:

			Weighted Average
	Range
Overall Capitalization Rate (direct capitalization approach)	5.50%	7.00%	5.91%
Terminal Capitalization Rate (discounted cash flow approach)	6.50%	9.25%	7.05%
Cash Flow Discount Rate (discounted cash flow approach)	7.00%	10.75%	7.95%

The following table sets forth the changes from the commencement of the Follow-On Offering through September 30, 2017 to the components of NAV and the reconciliation of NAV changes for each class of shares:

	Class T Shares	Class S Shares	Class D Shares	Class I Shares	IPO Shares	OP Units	Total

NAV at commencement of Follow-On Offering	$—	$—	$—	$—	$722,711,556	$189,502	$722,901,058
Fund level changes to NAV
Realized/unrealized losses on net assets	6	6	6	6,046	1,953,794	512	1,960,370
Dividend accrual	(3)	(3)	(4)	(3,966)	(1,264,826)	(331)	(1,269,133)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	—	—	—	—	(145,163)	(39)	(145,202)

NAV as of September 30, 2017 before share/unit sale/redemption activity	$3	$3	$2	$2,080	$723,255,361	$189,644	$723,447,093
Dollar/unit sale/redemption activity
Amount sold	2,500	2,500	2,500	2,492,500	—	—	2,500,000
Amount redeemed	—	—	—	—	—	—	—
NAV as of September 30, 2017	$2,503	$2,503	$2,502	$2,494,580	$723,255,361	$189,644	$725,947,093
Shares/ Units outstanding at commencement	—	—	—	—	76,307,708	20,000	76,327,708
Shares/Units sold	264	264	264	263,200	—	—	263,992
Shares/units redeemed	—	—	—	—	—	—	—
Shares/units outstanding as of September 30, 2017	264	264	264	263,200	76,307,708	20,000	76,591,700	(1)
NAV per share/unit at commencement	$9.47	$9.47	$9.47	$9.47	$9.47	$9.48
Change in NAV per share/unit	0.01	0.01	0.01	0.01	0.01	—
NAV per share/unit as of September 30, 2017	$9.48	$9.48	$9.48	$9.48	$9.48	$9.48

(1)	Excludes DRP shares issued on October 1, 2017.
As of September 30, 2017, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to September 30, 2017 was approximately $76.4 million with approximately 82.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or equivalent ratings. Our rentable square feet under lease as of September 30, 2017 was 100%, with a weighted average remaining lease term of 10.6 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 42.3%.

The purchase price and other lease information of properties acquired during the nine months ended September 30, 2017 are shown below (dollars in thousands):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration (for Major Lessee)	Annualized Net Rent (1)
Allstate	Lone Tree, CO	Allstate Insurance Company	1/31/2017	$14,750	(2)	70,300	100%	Office	2026	$1,054
MISO	Carmel, IN	Midcontinent Independent System Operator, Inc.	5/15/2017	$28,600		133,400	100%	Office	2028	$1,908

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2017 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.
Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to September 30, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Ohio	$9,755	4	12.8%
Illinois	8,608	2	11.3
California	8,462	3	11.1
Alabama (1)	8,352	1	10.9
New Jersey	8,092	2	10.6
Arizona	7,466	2	9.8
Nevada	6,763	2	8.9
Texas	4,049	1	5.3
Oregon	3,141	1	4.1
North Carolina	2,660	2	3.5
All Others (2)	9,069	7	11.7
Total	$76,417	27	100.0%

(1)	Includes escrow proceeds of approximately $5.8 million to be received during the 12 month period subsequent to September 30, 2017.

(2)	All others represent 3.0% or less of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$12,044	3	15.8%
Utilities (2)	10,260	2	13.5
Capital Goods	10,179	6	13.3
Technology Hardware & Equipment	9,484	3	12.4
Diversified Financials	5,863	1	7.7
Retailing	5,646	1	7.4
Banks	5,442	2	7.1
Energy	4,049	1	5.3
Consumer Durables and Apparel	3,141	1	4.0
Transportation	3,036	2	4.0
Pharmaceuticals, Biotechnology & Life Sciences	2,811	1	3.7
All Others (3)	4,462	4	5.8
Total	76,417	$27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $5.8 million to be received during the 12 month period subsequent to September 30, 2017.

(3)	All others represent 3.0% or less of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to September 30, 2017, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
Southern Company Services, Inc.(1)	$8,352	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.7
Amazon.com.dedc, LLC	5,646	7.4
Bank of America, N.A.	5,442	7.1
Wyndham Worldwide Operations	5,281	6.9
IGT	4,674	6.1
3M Company	4,433	5.8
Zebra Technologies Corporation	4,175	5.5
Wood Group Mustang, Inc.	4,049	5.3
Nike	3,141	4.1
Other (2)	25,361	33.2
Total	$76,417	100.0%

(1)	Includes escrow proceeds of approximately $5.8 million to be received during the 12 month period subsequent to September 30, 2017.

(2)	All others account for 4% or less of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to September 30, 2017 are as follows (dollars in thousands)

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2020	$8,583	3	746,900	11.2%
2022	1,176	1	312,000	1.5
2023	6,887	2	658,600	9.0
2024	9,104	5	632,800	11.9
2025 and beyond (1)	50,667	16	4,989,100	66.4
Total	$76,417	27	7,339,400	100.0%

(1)	Includes escrow proceeds of approximately $5.8 million to be received during the 12 month period subsequent to September 30, 2017.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2016 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the nine months ended September 30, 2017 (except as noted in Note 2, Basis of Presentation and Summary of Significant Accounting Policies).
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
Same Store Analysis
Comparison of the Three Months Ended September 30, 2017 and 2016
For the quarter ended September 30, 2017, our "Same Store" portfolio consisted of 18 properties with an acquisition value of $604.5 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for 18 properties for the three months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$12,271	$12,277	$(6)	0%
Property expense recoveries	3,005	2,748	257	9%
Asset and property management fees to affiliates	1,587	1,773	(186)	(10)%
Property operating expenses	1,160	944	216	23%
Property tax expense	1,814	1,569	245	16%
Depreciation and amortization	6,851	6,849	2	0%
Interest expense	1,321	1,321	—	0%
Property Expense Recoveries
The increase in property expense recoveries for the three months ended September 30, 2017 primarily related to an increase in recoverable operating expenses incurred during 2017.

Asset and Property Management Fees to Affiliates
The decrease in asset and property management fees to affiliates for the three months ended September 30, 2017 primarily related to changes in the fee structure attributed to the Follow-On Offering. (See Note 10, Related Party Transactions, for additional details.)
Property Operating Expenses
The increase in property operating expenses for the three months ended September 30, 2017 was primarily a result of the timing of expenses incurred of approximately $0.2 million.
Property Tax Expense
The increase in property tax expense for the three months ended September 30, 2017 primarily related to a property tax reassessment.
Comparison of the Nine Months Ended September 30, 2017 and 2016
For the nine months ended September 30, 2017 our "Same Store" portfolio consisted of 15 properties with an acquisition value of $479.2 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for 15 properties for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$29,153	$29,177	$(24)	0%
Property expense recoveries	6,837	6,460	377	6%
Asset and property management fees to affiliates	4,039	4,186	(147)	(4)%
Property operating expenses	2,558	2,429	129	5%
Property tax expense	4,331	3,682	649	18%
Depreciation and amortization	16,077	16,131	(54)	0%
Interest expense	3,960	3,960	—	0%
Property Expense Recoveries
The increase in property expense recoveries for the nine months ended September 30, 2017 primarily related to an increase in recoverable operating expenses incurred during 2017.
Property Tax Expense
The increase in property tax expense for the nine months ended September 30, 2017 primarily related to a property tax reassessment.
Portfolio Analysis
As of September 30, 2016, we owned 21 properties and as of September 30, 2017, we owned 27 properties. We have terminated the primary portion of the IPO, and will begin to deploy capital raised in our Follow-On Offering, along with draws from our Revolving Credit Facility, to acquire assets that adhere to our investment criteria. Therefore, our results of operations for our entire portfolio for the three and nine months ended September 30, 2017 are not directly comparable to those for the same periods in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, property expense recoveries, asset and property management fees to affiliates, operating expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016
We own 27 properties as of September 30, 2017. The variance differences from our results of operations for the three and nine months ended September 30, 2017 compared to the same periods in the prior year, is primarily a result of current year activity including a full year of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to September 30, 2016.
The following tables provide summary information about our results of operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$22,926	$13,123	$9,803	75%
Property expense recoveries	4,423	3,211	1,212	38%
Asset management fees to affiliates	2,758	1,627	1,131	70%
Property management fees to affiliates	452	260	192	74%
Property operating expense	1,787	1,158	629	54%
Property tax expense	2,511	1,664	847	51%
Acquisition fees and expenses to non-affiliates	—	384	(384)	(100)%
Performance fees to affiliates	213	—	213	100%
Acquisition fees and expenses to affiliates	—	3,325	(3,325)	(100)%
General and administrative expenses	831	690	141	20%
Corporate operating expenses to affiliates	566	501	65	13%
Depreciation and amortization	11,236	7,299	3,937	54%
Interest expense	3,997	2,162	1,835	85%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the three months ended September 30, 2017 compared to the same period a year ago was approximately $3.7 million as a result of no acquisition activity for the three months ended September 30, 2017.
Performance Fee to Affiliates
The total increase in performance fees to affiliates for the three months ended September 30, 2017 was a result of changes in the fee structure attributed to the Follow-On Offering. (See Note 10, Related Party Transactions, for additional details.)
General and Administrative Expenses
The total increase in general and administrative expenses for the three months ended September 30, 2017 was a result of marketing materials related to the Follow-On Offering.
Interest Expense
The increase in interest expense for the three months ended September 30, 2017 primarily related to draws that totaled $246.3 million from our Revolving Credit Facility to fund five acquisitions subsequent to June 30, 2016.

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$67,211	$34,421	$32,790	95%
Property expense recoveries	12,671	7,745	4,926	64%
Asset management fees to affiliates	8,299	4,259	4,040	95%
Property management fees to affiliates	1,347	659	688	104%
Property operating expense	4,886	2,711	2,175	80%
Property tax expense	7,244	4,368	2,876	66%
Acquisition fees and expenses to non-affiliates	—	880	(880)	(100)%
Performance fees to affiliates	213	—	213	100%
Acquisition fees and expenses to affiliates	—	6,324	(6,324)	(100)%
General and administrative expenses	2,736	2,109	627	30%
Corporate operating expenses to affiliates	1,679	1,492	187	13%
Depreciation and amortization	32,710	18,910	13,800	73%
Interest expense	11,445	7,157	4,288	60%
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the nine months ended September 30, 2017 compared to the same period a year ago was approximately $7.2 million. The decrease was a result of an accounting standard, which clarified the definition of a business combination. Under the clarified definition, our two acquisitions through the nine months ended September 30, 2017 did not qualify as a business combination; consequently, we accounted for each transaction as an asset acquisition. Thus, approximately $1.2 million of acquisition expense was capitalized as part of the asset acquisition and allocated on a relative fair value basis.
Performance Fees to Affiliates
The total increase in performance fees to affiliates for the nine months ended September 30, 2017 was a result of changes in the fee structure attributed to the Follow-On Offering. (See Note 10, Related Party Transactions, for additional details.)
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the nine months ended September 30, 2017 compared to the same period a year ago was approximately $0.8 million. The increase related to (1) the issuance of restricted stock to our independent directors, which contributed approximately $0.3 million; (2) approximately $0.4 million of professional fees; and (3) approximately $0.1 million in corporate payroll due to an increase in headcount.
Interest Expense
The increase in interest expense for the nine months ended September 30, 2017 primarily related to draws that totaled $264.2 million from our Revolving Credit Facility to fund six acquisitions subsequent to January 1, 2016.
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
We adopted the IPA MFFO Guideline as management believes that MFFO is a beneficial indicator of our on-going portfolio performance and ability to sustain our current distribution level. More specifically, MFFO isolates the financial results of the Company's operations. MFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, MFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and MFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. MFFO also allows for a comparison of the performance of our portfolio with other REITs that are not currently engaging in acquisitions, as well as a comparison of our performance with that of other non-traded REITs, as MFFO, or an equivalent measure, is routinely reported by non-traded REITs, and we believe often used by analysts and investors for comparison purposes. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of MFFO based on the following economic considerations:

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
Our calculation of FFO and MFFO is presented in the following table for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$3,099	$(2,736)	$9,588	$(6,702)
Adjustments:
Depreciation of building and improvements	5,137	2,897	15,053	7,701
Amortization of leasing costs and intangibles	6,099	4,403	17,657	11,209
FFO	$14,335	$4,564	$42,298	$12,208
Distributions to noncontrolling interests	(3)	(2)	(8)	(8)
FFO, adjusted for noncontrolling interest distributions	$14,332	$4,562	$42,290	$12,200
Reconciliation of FFO to MFFO:
Adjusted FFO	$14,332	$4,562	$42,290	$12,200
Adjustments:
Acquisition fees and expenses to non-affiliates	—	384	—	880
Acquisition fees and expenses to affiliates	—	3,325	—	6,324
Revenues in excess of cash received, net	(2,857)	(897)	(8,006)	(2,461)
Amortization of below market rent, net	(1,183)	(969)	(3,389)	(2,654)
Unrealized loss (gain) on derivatives	19	(168)	60	(168)
MFFO	$10,311	$6,237	$30,955	$14,121

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. Our Advisor will evaluate potential property acquisitions and engage in negotiations with sellers on our behalf. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Offering
On January 20, 2017, the Company closed the primary portion of our IPO; however, we continued to offer shares pursuant to our DRP.  On April 6, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through our filings with the SEC.
On September 20, 2017, we commenced our Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the primary portion of our Follow-On Offering and $0.2 billion of shares pursuant to the DRP. On September 20, 2017, we reclassified all Class T shares sold in the IPO as "Class AA" shares and all Class I shares sold in the IPO as "Class AAA" shares.
The following table summarizes shares issued and gross proceeds for each share class as of September 30, 2017 (dollars in thousands):

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA	Total
Gross proceeds from primary portion of offerings	$3	$3	$3	$2,493	$240,780	$474,858	$8,379	$726,519
Gross proceeds from DRP	$—	$—	$—	$4	$17,860	$18,178	$250	$36,292
Shares issued in primary portion of offerings	264	264	264	263,200	24,199,760	47,562,870	901,225	72,927,847
DRP shares issued	—	—	—	418	1,888,742	1,929,510	26,620	3,845,290
Stock distribution shares issued	—	—	—	—	263,641	300,165	4,677	568,483
Restricted stock units issued	—	—	—	—	—	—	25,500	25,500
Total shares issued prior to redemptions	264	264	264	263,618	26,352,143	49,792,545	958,022	77,367,120
In order to maintain a reasonable level of liquidity for redemptions of the New Shares, shares are not eligible for redemption for the first year after purchase except upon death or qualifying disability of a stockholder; provided, however, shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, our New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of our New Shares (including IPO shares that have been held for 4 years or longer) equal to a value of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous quarter.
Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of us as a whole, we may choose to redeem fewer shares in any particular quarter than have been requested to be redeemed, or none at all. Further, our board of directors may modify, suspend or terminate our New Share Redemption Program if it deems such action to be in our best interest and the best interest of our stockholders. Material modifications, including any amendment to the 5% quarterly limitation on redemptions, to and suspensions of the New Share Redemption

Program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or special or periodic reports filed by us.
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
As of September 30, 2017, the remaining capacity pursuant to the Revolving Credit Facility was $202.2 million.
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
The following table sets forth a summary of the interest rate swap at September 30, 2017 and December 31, 2016 (dollars in thousands):

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2017	December 31, 2016
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$920	$996

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2017, our derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

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
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements from advances from our Advisor and its affiliates, proceeds received from our offerings, and operating cash flows generated from our properties and other properties we acquire in the future. Any advances from our Advisor will be repaid, without interest, as funds are available after meeting our current liquidity requirements, subject to the limitations on reimbursement set forth in the “Management Compensation” section of our prospectus.
Our cash and cash equivalent balances decreased by approximately $5.2 million during the nine months ended September 30, 2017 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the nine months ended September 30, 2017 increased to $31.0 million compared to cash provided by operating activities of approximately $8.0 million for the nine months ended September 30, 2016. Net cash provided by/(used) in operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2017 increased by $19.3 million to $26.8 million, compared to approximately $7.5 million for the nine months ended September 30, 2016. The increase is primarily due to the operating results of recently acquired properties.
Investing Activities. During the nine months ended September 30, 2017, we used $64.6 million in cash for investing activities compared to $258.4 million used during the same period in 2016. The $193.8 million decrease in cash utilization in investing activities is primarily related to the following:

•	$210.1 million decrease in cash used to acquire properties for the nine months ended September 30, 2017 compared to the same period in 2016; and

•	$4.3 million decrease in real estate acquisition deposits; offset by

•	$20.3 million used to fund tenant improvements.
Financing Activities. During the nine months ended September 30, 2017, we generated $28.4 million in financing activities compared to $261.8 million generated during the same period in 2016, a decrease in cash provided by financing activities of $233.4 million which is comprised primarily of the following:

•	$3.6 million decrease in cash provided from borrowings from the Revolving Credit Facility;

•	$275.7 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of the primary portion of our IPO during the first quarter of 2017; and

•	$9.1 million increase in cash used for payment for distributions and repurchases of common stock due to an increase in number of shareholders; offset by

•	$55.0 million decrease in principal repayments of the Revolving Credit Facility.
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
Distributions may be funded with operating cash flow, offering proceeds raised in our offerings, or a combination thereof. From inception and through September 30, 2017, we funded 92% of our cash distributions from cash flow provided by operating activities and 8% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the nine months ended September 30, 2017 and year ended December 31, 2016, excluding stock distributions (dollars in thousands):

	Nine Months Ended September 30, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$8			$11
Distributions paid in cash — common stockholders	14,318			11,541
Distributions of DRP	16,546			15,158
Total distributions	$30,872	(1)		$26,710
Source of distributions (2)
Cash flows provided by operations	$14,326		46%	$11,301	42%
Offering proceeds from issuance of common stock	—		0%	251	1%
Offering proceeds from issuance of common stock pursuant to the DRP	16,546		54%	15,158	57%
Total sources	$30,872	(3)	100%	$26,710	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of September 30, 2017 were approximately $1.6 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2017 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2017	2018-2019	2020-2021	Thereafter
Outstanding debt obligations (1) (2)	$474,728	$—	$347,758	$2,364	$124,606
Interest on outstanding debt obligations (3)	66,898	4,658	31,792	10,497	19,951
Total	$541,626	$4,658	$379,550	$12,861	$144,557

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at September 30, 2017. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at September 30, 2017. Projected interest payments are based on the interest rate in effect at September 30, 2017.

Off-Balance Sheet Arrangements
As of September 30, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
In order to modify and manage the interest rate characteristics of our outstanding debt and to limit the effects of interest rate risks on our operations, we may utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts. We will not enter into these financial instruments for speculative purposes. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
On February 25, 2016, the Company entered into an interest rate swap agreement to hedge the variable cash flows associated with the LIBO Rate-based variable-rate debt, on the Company's Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
As of September 30, 2017, our debt consisted of approximately $226.9 million in fixed rate debt (including the interest rate swap) and approximately $247.8 million in variable rate debt (excluding deferred financing costs of approximately $3.1 million). As of December 31, 2016, our debt consisted of approximately $226.9 million in fixed rate debt (including the interest rate swap) and approximately $233.5 million in variable rate debt (excluding deferred financing costs of approximately $4.0 million).
Our future earnings and fair values relating to financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of a 1% increase in interest rates, assuming a LIBO Rate floor of 0%, on our variable-rate debt, including our unsecured credit facility and our mortgage loan, after considering the effect of our interest rate swap agreement would decrease our future earnings and cash flows by approximately $2.5 million annually.
Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the SEC on March 15, 2017, which could materially affect our business, financial condition or future results. The following risk factors supplement and/or replace the risk factors disclosed in such Annual Report. Except as presented below, there have been no material changes from the risk factors set forth in such Annual Report. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report.
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption programs is subject to significant restrictions and limitations and if stockholders are able to sell their shares under one of the programs, they may not be able to recover the amount of their investment in our shares.

Even though our share redemption programs may provide stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, stockholders should be fully aware that our share redemption programs contain significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share redemption programs upon 30 days' notice. Redemption of shares under our IPO Share Redemption Program, when requested, will generally be made on the last business day of the calendar month following the end of the calendar quarter. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from our DRP. Generally, our New Share Redemption Program imposes a quarterly cap on aggregate redemptions of our Class T, Class S, Class D and Class I share classes (including IPO shares that have been held for four years or longer) equal to the amount of shares of such classes with a value (based on the applicable redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous calendar quarter.

The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. As a result, stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.

The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the Independent Valuation Firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also are generally made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not reflect fees that may become payable after the date of determination, which fees may not ultimately be paid in certain circumstances, including if we are liquidated or if there is a listing of our common stock. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our Dealer Manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value.

Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results differ from what we originally budgeted.

We anticipate daily updates based on property and real estate market events that are material to our NAV. Notification of property and real estate market events may lag the actual event and events may be missed, unknown or difficult to value. The valuations will reflect information provided to the appraisers subject to a reasonable time to analyze the event and document the new market value. Beginning in 2018, annual third-party appraisals of our properties will be conducted on a rolling basis, such that properties will be appraised at different times but each property will be appraised at least once per calendar year. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results may differ from what we originally budgeted, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.

The NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable.

From time to time, we may experience events with respect to our investments that may have a material impact on our NAV. For example, and not by way of limitation, changes in governmental rules, regulations and fiscal policies, environmental legislation, acts of God, terrorism, social unrest, civil disturbances and major disturbances in financial markets may cause the value of a property to change materially. The NAV per share of each class of our common stock as published on any given day may not reflect such extraordinary events to the extent that their financial impact is not immediately quantifiable. As a result, the NAV per share that we publish may not necessarily reflect changes in our NAV that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for such class is overstated or understated.

Our NAV is not subject to GAAP, will not be independently audited and will involve subjective judgments by the Independent Valuation Firm and other parties involved in valuing our assets and liabilities.

Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the Independent Valuation Firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, such as whether the Independent Valuation Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, stockholders must rely entirely on our board of directors to adopt appropriate valuation procedures and on the Independent Valuation Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.

No rule or regulation requires that we calculate our NAV in a certain way, and our board of directors, including a majority of our independent directors, may adopt changes to the valuation procedures.

There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our board of directors, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our board of directors may change this or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption programs.

We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the quarter ended September 30, 2017, we had net income of approximately $3.1 million. We incurred a net loss attributable to common stockholders of approximately $6.1 million and approximately $17.2 million for the fiscal years ended December 31, 2016 and 2015, respectively. Our accumulated deficit was approximately $14.2 million as of September 30, 2017, approximately $23.8 million as of December 31, 2016, and approximately $17.7 million as of December 31, 2015. We may incur net losses in the future, and may continue to have an accumulated deficit.

We are subject to risks from natural disasters such as earthquakes and severe weather conditions.

Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and severe weather conditions. Natural disasters and severe weather conditions may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California or Oregon) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather conditions.

If we breach covenants under our revolving credit facility with KeyBank and other syndication partners, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders' investment in us.

We entered into a secured credit facility with KeyBank and other syndication partners under which we through our operating partnership, as the Borrower, were provided with an initial commitment of $250.0 million, which commitment was increased to $410.0 million on August 11, 2015 and further increased to $550.0 million on November 22, 2016, and which may be further increased under certain circumstances up to a maximum total commitment of $1.25 billion.

In addition to customary representations, warranties, covenants, and indemnities, the Revolving Credit Facility contains a number of financial covenants and requires us and the Borrower to comply with the following at all times, which will be tested on a quarterly basis: (i) a maximum consolidated leverage ratio of 60%, or, once the collateral pledges are released, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition only after the facility is deemed unsecured; (ii) a minimum consolidated tangible net worth of approximately $4.7 million, plus 75% of net future equity issuances (including units of operating partnership interests in the Borrower); (iii) a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00, commencing as of the quarter ended March 31, 2016; (iv) a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt; (v) a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value (as defined), at the time our tangible net worth equals or exceeds $250 million (secured debt is not permitted prior to the time our tangible net worth exceeds $250 million); (vi) aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and (vii) a maximum payout ratio (as defined) of not greater than 95% of our core funds from operations (as defined), commencing as of the quarter ending March 31, 2018.

The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable LIBOR margin and base rate margin upon the release of the security for the Revolving Credit Facility were effective as of January 1, 2017. If we were to default under the Revolving Credit Facility, the lenders could accelerate the date for our repayment of the loan, and could sue to enforce the terms of the loan.

To the extent we are required to maintain a certain amount of cash reserves or set aside unleveraged assets sufficient to maintain a specified liquidity position that would allow us to satisfy our collateral obligations under our Revolving Credit Facility, we may be exposed to increased risks associated with decreases in the fair value of the underlying collateral. In a weakening economic environment, we would generally expect the value of the investments that serve as collateral for our financing arrangements to decline, and in such a scenario, it is possible that the terms of our financing arrangements would require partial repayment from us, which could be substantial. In the event that we are unable to meet the collateral obligations for our Revolving Credit Facility borrowings, our financial condition could deteriorate rapidly.

The U.S. Department of Labor has issued a final regulation revising the definition of "fiduciary" and the scope of "investment advice" under ERISA, which may have a negative impact on our ability to raise capital.

On April 8, 2016, the U.S. Department of Labor ("DOL") issued a final regulation relating to the definition of a fiduciary under ERISA and Section 4975 of the Code. The final regulation broadens the definition of fiduciary by expanding the range of activities that would be considered to be fiduciary investment advice under ERISA and is accompanied by new and revised prohibited transaction exemptions relating to investments by employee benefit plans subject to Title I of ERISA or retirement plans or accounts subject to Section 4975 of the Code (including IRAs). Under the final regulation, a person is deemed to be providing investment advice if that person renders advice as to the advisability of investing in our shares, and that person regularly provides investment advice to the plan pursuant to a mutual agreement or understanding that such advice will serve as the primary basis for investment decisions, and that the advice will be individualized for the plan based on its particular needs. On February 3, 2017, the President asked for additional review of this regulation; the results of such review are unknown. In response, the DOL proposed an extension of the applicability date of the regulation (and accompanying exemptions) from April 10, 2017 to June 9, 2017. The rule went into partial effect on June 9, 2017, with full implementation anticipated on January 1, 2018.

The final regulation and the accompanying exemptions are complex, and plan fiduciaries and the beneficial owners of IRAs are urged to consult with their own advisors regarding this development. The final regulation could have negative implications on our ability to raise capital from potential investors, including those investing through IRAs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2016, our board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, we continued to offer shares pursuant to the DRP.  On April 6, 2017, we filed a Registration Statement on Form S-3 with the SEC for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through our filings with the SEC.
As of September 30, 2017, we had received aggregate gross proceeds from the primary portion of our IPO of $726.5 million from the sale of 72,927,847 shares and approximately $36.3 million from the issuance of 3,845,290 shares of our common stock pursuant to the DRP. Our IPO equity raise as of September 30, 2017 resulted in the following (dollars in thousands):

Common shares issued in the primary portion of our IPO	72,927,847
Common shares issued in our offering pursuant to our DRP portion of the IPO	3,844,874
Total common shares	76,773,137
Gross proceeds from the primary portion of our IPO	$726,517
Gross proceeds from our offering from shares issued pursuant to our DRP portion of the IPO	$36,289
Total gross proceeds from our IPO	$762,806
Selling commissions and Dealer Manager fees incurred	$(50,940)
Reimbursement of O&O costs paid to our Advisor	$(4,074)
Net proceeds from our IPO	$707,792
Reimbursement of O&O costs owed to our Advisor	$(173)
Net proceeds from our IPO, adjusted for O&O costs owed to our Advisor	$707,619
The net offering proceeds raised in the primary portion of the IPO were primarily used to fund:

•	Acquisitions of real property and tenant improvements of approximately $475.4 million;

•	Repayment of debt and redemptions of preferred units of approximately $150.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $26.5 million;

•	Payment of stockholder servicing fees of approximately $4.7 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $28.9 million and deferred financing cost of approximately $5.7 million.

The balance of the net offering proceeds are held in cash for future real estate acquisitions and other obligations we incur. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained in this report.)
IPO Shares - Share Redemption Program
We have a share redemption program for holders of IPO Shares who have held their shares for less than four years, which enables IPO stockholders to sell their shares back to us in limited circumstances. Our IPO Share Redemption Program permits stockholders to submit their IPO Shares for redemption after they have held them for at least one year, subject to the significant conditions and limitations described below.
There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, we may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, we will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of IPO Shares under the DRP. These limits may prevent us from accommodating all requests made in any year. In addition, stockholders of IPO Shares who have held their shares for four years or longer will be eligible to utilize the share redemption program for the New Shares, and redeem at 100% of the NAV of the applicable share class.
New Share Redemption Program
In connection with the Follow-On Offering, our board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). Under the New Share Redemption Program, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, we will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of the New Shares (and IPO shares that have been held for four years or longer) equal to a value of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous quarter. Our board of directors has the right to modify or suspend the New Share Redemption Program upon 30 days' notice at any time if it deems such action to be in our best interest and the best interest of our stockholders. Any such modification or suspension will be communicated to stockholders through our filings with the SEC.
As of September 30, 2017, $29.1 million of common stock was available for redemption and $1.7 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2017.
During the three months ended September 30, 2017, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share		Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2017	186,666	$9.36	186,666	(1)
August 31, 2017	—	—	—	(1)
September 30, 2017	—	—	—	(1)

(1)	A description of the maximum number of shares that may be purchased under our IPO Share Redemption Program is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
None.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.4
Articles of Amendment to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.5
Articles Supplementary of Griffin Capital Essential REIT II, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217233

4.1
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

4.2	IPO Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2017, SEC File No. 000-55605
4.3
Class T, Class S, Class D, and Class I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2017, SEC File No. 000-55605

10.1
Amended and Restated Advisory Agreement dated September 20, 2017, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

10.2
Third Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P. dated September 20, 2017, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended September 30, 2017 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	November 13, 2017	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)