Form 10-K
period 2017-12-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2018-03-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

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

There is currently no established public market for the Company's shares of common stock. Based on the Company's published net asset value (“NAV”) of $9.37 as of June 30, 2017, the last business day of the Company’s most recently completed second fiscal quarter, the aggregate market value of voting common stock held by non-affiliates was $748,201,708.

Common stock outstanding as of March 7, 2018:

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA
Outstanding shares	23,278	270	270	282,531	25,985,155	50,107,715	969,016

Documents Incorporated by Reference:
None.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Griffin Capital Essential Asset REIT II, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
As used herein, the "Company," “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT II, Inc. All forward-looking statements should be read in light of the risks identified in, "Item 1A. Risk Factors "of this Form 10-K.

PART I

ITEM 1. BUSINESS
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and have used a substantial amount of the net proceeds from our initial public offering ("IPO") to invest in these properties. We have no employees and are externally advised and managed by an affiliate, Griffin Capital Essential Asset Advisor II, LLC, (the "Advisor"). Our year end is December 31.
On September 20, 2017, we commenced a follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares (the "Follow-On Offering") in our primary offering and $0.2 billion of shares pursuant to the distribution reinvestment plan ("DRP"). We reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively.
We are offering to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares and Class I shares (the "New Shares") with net asset value ("NAV") based pricing. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our board of directors, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV.

On September 20, 2017, an entity affiliated with our sponsor purchased 263,992 New Shares for $2.5 million.
Our charter authorizes up to 1,000,000,000 shares of stock, of which 800,000,000 shares are designated as common stock at $0.001 par value per share and 200,000,000 shares are designated as preferred stock at $0.001 par value per share. Our 800,000,000 shares of common stock are authorized as follows: 150,000,000 shares are classified as Class T shares, 150,000,000 shares are classified as Class S shares, 150,000,000 shares are classified as Class D shares, 150,000,000 shares are classified as Class I shares, 70,000,000 shares are classified as Class A shares, 120,000,000 shares are classified as Class AA shares and 10,000,000 shares are classified as Class AAA shares.
As of March 7, 2018, we had 77,368,235 shares of our common stock outstanding.
Investment Objectives
Overview
We invest in a portfolio consisting primarily of single tenant business essential properties. Our investment objectives and policies may be amended or changed at any time by our board of directors. Although we have no plans at this time to change any of our investment objectives, our board of directors may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing such as a prospectus supplement, or through a filing under the Exchange Act, as appropriate. In addition, we may invest in real estate properties other than single tenant business essential properties if our board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment Objectives
Our primary investment objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;
•provide regular cash distributions to achieve an attractive distribution yield;

•preserve and protect invested capital;
•realize appreciation in NAV from proactive investment management and asset management; and

•
provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

We cannot assure our stockholders that we will attain these primary investment objectives.
Investment Strategy
We seek to acquire a portfolio consisting primarily of single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net investment proceeds in single tenant business essential properties outside the United States. We acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:
•essential to the business operations of the tenant;
•located in primary, secondary and certain select tertiary metropolitan statistical areas, or MSAs;
•leased to tenants with stable and/or improving credit quality; and

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
Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our board of directors. In selecting a potential property for acquisition, we and our Advisor consider a number of factors, including, but not limited to, the following:
•tenant creditworthiness;
•whether a property is essential to the business operations of the tenant;

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options;

•projected demand in the area;
•a property’s geographic location and type;
•proposed purchase price, terms and conditions;
•historical financial performance;
•projected net cash flow yield and internal rates of return;
•a property’s physical location, visibility, curb appeal and access;
•construction quality and condition;

•potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;
•potential capital and tenant improvements and reserves required to maintain the property;
•prospects for liquidity through sale, financing or refinancing of the property;
•the potential for the construction of new properties in the area;
•treatment under applicable federal, state and local tax and other laws and regulations;
•evaluation of title and obtaining of satisfactory title insurance; and
•evaluation of any reasonable ascertainable risks such as environmental contamination.
There is no limitation on the number, size or type of properties that we may acquire or on the percentage of net offering proceeds that may be invested in any particular property type or single property. The number and mix of properties will depend upon real estate market conditions and other circumstances existing at the time of acquisition and the amount of proceeds raised in the Follow-On Offering. In determining whether to purchase a particular property, we may obtain an option on such property. The amount paid for an option, if any, is normally surrendered if the property is not purchased and may or may not be credited against the purchase price if the property is ultimately purchased.
Description of Leases
We primarily acquire single tenant properties with existing net leases. When spaces in a property become vacant, existing leases expire, or we acquire properties under development or requiring substantial refurbishment or renovation, we anticipate entering into "net" leases. "Net" leases means leases that typically require tenants to pay all or a majority of the operating expenses, including real estate taxes, special assessments and sales and use taxes, utilities, insurance, common area maintenance charges and building repairs related to the property, in addition to the lease payments. There are various forms of net leases, typically classified as triple-net or double-net. Under most commercial leases, tenants are obligated to pay a predetermined annual base rent. Some of the leases also will contain provisions that increase the amount of base rent payable at points during the lease term and/or that require the tenant to pay rent based upon a number of factors. Triple-net leases typically require the tenant to pay common area maintenance, insurance, and taxes associated with a property in addition to the base rent and percentage rent, if any. Double-net leases typically require the tenant to pay two of those three expenses. In either instance, these leases will typically hold the landlord responsible for the roof and structure, or other major repairs and replacements with respect to the property, while the tenant is responsible for only those operating expenses specified in the lease.
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
Most of our acquisitions have lease terms of five to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we obtain, to the extent available, contingent liability and property insurance and flood insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants; however, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk.

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
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our board of directors at least quarterly. We anticipate that we will utilize approximately 50% leverage in connection with our acquisition strategy. However, our charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess.
We may borrow amounts from our Advisor or its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies. As of December 31, 2017, our leverage ratio (defined in our credit agreement as debt to total asset value) was approximately 45.6%.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate.
We will make acquisitions of our real estate investments directly through Griffin Capital Essential Asset Operating Partnership II, L.P., our operating partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.
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

Conditions to Closing Acquisitions
We obtain at least a Phase I environmental assessment and history for each property we acquire. In addition, we generally condition our obligation to close the purchase of any investment on the delivery and verification of certain documents from the seller or other independent professionals, including, but not limited to, where appropriate:
•property surveys and site audits;
•building plans and specifications, if available;
•soil reports, seismic studies, flood zone studies, if available;
•licenses, permits, maps and governmental approvals;
•tenant estoppel certificates;
•tenant financial statements and information, as permitted;
•historical financial statements and tax statement summaries of the properties;
•proof of marketable title, subject to such liens and encumbrances as are acceptable to us; and
•liability and title insurance policies.
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
We may enter into joint ventures with affiliates of our Advisor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions otherwise dictated by the market.
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
Investments in Mortgages
While we intend to emphasize equity real estate investments and, hence, operate as what is generally referred to as an "equity REIT," as opposed to a "mortgage REIT," we may invest in first or second mortgage loans, mezzanine loans secured by an interest in the entity owning the real estate or other similar real estate loans consistent with our REIT status. We may make such loans to developers in connection with construction and redevelopment of real estate properties. Such mortgages may or may not be insured or guaranteed by the Federal Housing Administration, the Veterans Benefits Administration or another third party. We may also invest in participating or convertible mortgages if our directors conclude that we and our stockholders may benefit from the cash flow or any appreciation in the value of the subject property. Such mortgages are similar to equity participation.
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
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "1940 Act"). Our Advisor will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an "investment company" under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an "investment company." In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this report, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our share redemption programs, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").
Exchange Listing and Other Liquidity Events
While we are currently operating as a perpetual-life REIT with an ongoing offering and share redemption program, we may consider a liquidity event at any time in the future (such as a merger, listing, or sale of assets). We are not prohibited by our charter or otherwise from engaging in such a liquidity event at any time. We believe this perpetual-life REIT structure allows us to weather real estate cycles and provides for maximum flexibility to execute an exit strategy when it is in the best interests of our stockholders. Subject to certain significant transactions that require stockholder approval, such as dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, our board maintains sole discretion to change our current strategy as circumstances change if it believes such a change is in the best interest of our stockholders. If our board of directors determines that a liquidity event is in the best interests of us and our stockholders, we expect that the board will take all relevant factors at that time into consideration when making a liquidity event decision, including prevailing market conditions.
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
We have a limited operating history, and stockholders should not rely upon the past performance of other real estate investment programs sponsored by affiliates of our sponsor to predict our future results. We were incorporated in November 2013. As of December 31, 2017, we owned 35 buildings located on 27 properties in 17 states.
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
•respond to competition for our targeted real estate properties and other investments as well as for potential investors; and
•continue to build and expand our operational structure to support our business.
We cannot guarantee that we will succeed in achieving these goals, and our failure to do so could cause our stockholders to lose all or a portion of their investments.

There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for stockholders to sell their shares.
There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% of our stock, unless waived by our board of directors, which may inhibit large investors from desiring to purchase a stockholder's shares. Moreover, our share redemption programs include numerous restrictions that would limit a stockholder's ability to sell their shares to us. Our board of directors could choose to amend, suspend or terminate our share redemption programs upon 30 days' notice. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that a stockholder's shares would not be accepted as the primary collateral for a loan. Stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption programs is subject to significant restrictions and limitations and if stockholders are able to sell their shares under one of the programs, they may not be able to recover the amount of their investment in our shares.
Even though our share redemption programs may provide stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, stockholders should be fully aware that our share redemption programs contain significant restrictions and limitations. Further, our board may limit, suspend, terminate or amend any provision of the share redemption programs upon 30 days' notice. Redemption of shares under our share redemption program ("IPO Share Redemption Program") for Class A, Class AA, and Class AAA shares ("IPO shares") when requested, will generally be made on the last business day of the calendar month following the end of the calendar quarter. During any calendar year, we will not redeem in excess of 5% of the weighted average number of shares outstanding during the prior calendar year and redemptions will be funded solely from proceeds from the sale of IPO Shares under our DRP. Generally, our share redemption program for the New Shares ("New Share Redemption Program") imposes a quarterly cap on aggregate redemptions of our Class T, Class S, Class D and Class I share classes (including IPO shares that have been held for four years or longer) equal to the amount of shares of such classes with a value (based on the applicable redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous calendar quarter.
The vast majority of our assets consists of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. As a result, stockholders’ ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid.
A portion of the proceeds received in our Follow-On Offering may be used to honor share redemption requests from our stockholders, including redemption requests from stockholders holding IPO shares, which will reduce the net proceeds available to acquire additional properties.
We currently expect to use a portion of the proceeds from our Follow-On Offering to redeem shares under our New Share Redemption Program and to use a portion of the proceeds from the DRP to redeem shares under our IPO Share Redemption Program. We may also use a portion of the proceeds from the Follow-On Offering for other potential liquidity measures. If the demand for redemptions and/or repurchases is significant, such portion of the offering proceeds may be substantial. As a result, we may have fewer offering proceeds available to retire debt or acquire additional properties, which may result in reduced liquidity and profitability or restrict our ability to grow our NAV.
Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also may be made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not reflect fees that may become payable after the date of determination, which fees may not ultimately be paid in certain circumstances, including if we are liquidated or if there is a listing of our common stock. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value.
Our NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results differ from what we originally budgeted.
We anticipate daily updates based on property and real estate market events that are material to our NAV. Notification of property and real estate market events may lag the actual event and events may be missed, unknown or difficult to value. The valuations will reflect information provided to the appraisers subject to a reasonable time to analyze the event and document the new market value. Beginning in 2018, annual third-party appraisals of our properties using an appraisal report format will be conducted on a rolling basis, such that properties will be appraised at different times but each property will be appraised at least once per calendar year. When these appraisals are reflected in our NAV calculations, there may be a material change in our NAV per share amounts for each class of our common stock from those previously reported. In addition, actual operating results may differ from what we originally budgeted, which may cause a material increase or decrease in the NAV per share amounts. We will not retroactively adjust the NAV per share of each class reported. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously budgeted, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for each class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made.
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
Our NAV is not subject to Generally Accepted Accounting Principles ("GAAP"), will not be independently audited and will involve subjective judgments by the independent valuation firm and other parties involved in valuing our assets and liabilities.
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
We have paid, and may continue to pay distributions from sources other than cash flow from operations, including out of net proceeds from our offerings; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Follow-On Offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2017, we funded 7% of our cash distributions using offering proceeds and 93% of our cash distributions using cash flows from operations as shown on the statement of cash flows. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain.
We may be unable to maintain cash distributions or increase distributions over time.
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
Our ability to achieve our investment objectives and continue to pay distributions is dependent upon the performance of our Advisor in selecting our investments and arranging financing. As of December 31, 2017, we owned 35 buildings located on 27 properties in 17 states. We cannot be sure that our Advisor will be successful in obtaining suitable investments on financially attractive terms or that, if it makes investments on our behalf, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to continue to pay distributions at our current level to our stockholders would be adversely affected.
We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions at our current level and the value of a stockholder's investment.
We could suffer from delays in locating suitable investments, particularly as a result of our reliance on our Advisor at times when management of our Advisor is simultaneously seeking to locate suitable investments for other affiliated programs, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"). Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions at our current level and the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of a stockholder's capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take up to one year or more to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.
If our Advisor or sponsor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions at our current level and the value of a stockholder's investment.
Our success depends to a significant degree upon the contributions of certain of our executive officers and other key personnel of our Advisor and sponsor, including Kevin A. Shields, Michael J. Escalante, David C. Rupert, Javier F. Bitar, Joseph E. Miller, Randy I. Anderson, Mark M. Goldberg, Mary P. Higgins, and Howard S. Hirsch, each of whom would be difficult to replace. Our Advisor does not have an employment agreement with any of these key personnel and we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor. If any of our key personnel were to cease their affiliation with our Advisor, our operating results could suffer. Further, although our sponsor has obtained key person life insurance on some of these individuals, we do not intend to separately maintain key person life insurance on any of these individuals. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor will be successful in attracting and retaining such skilled personnel. If our Advisor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
Our ability to operate profitably will depend upon the ability of our Advisor to efficiently manage our day-to-day operations.
We will rely on our Advisor to manage our business and assets. Our Advisor will make all decisions with respect to our day-to-day operations. Thus, the success of our business will depend in large part on the ability of our Advisor to manage our operations. Any adversity experienced by our Advisor or problems in our relationship with our Advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders at our current level.
We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.
For the year ended December 31, 2017, we had net income of approximately $11.1 million. We incurred a net loss attributable to common stockholders of approximately $6.1 million and approximately $17.2 million for the fiscal years ended December 31, 2016 and 2015, respectively. Our accumulated deficit was approximately $12.7 million, $23.8 million, and $17.7 million as of December 31, 2017, 2016 and 2015, respectively. We may incur net losses in the future, and may continue to have an accumulated deficit.
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
We may retain our status as an "emerging growth company" for a maximum of five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
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
One of the factors that influences the demand for purchase of our shares is the annual rate of distributions that we pay on our shares, as compared with interest rates. An increase in interest rates may lead potential purchasers of our shares to demand higher annual distribution rates, which could adversely affect our ability to sell our shares and raise proceeds in our offerings, which could result in higher leverage or a less diversified portfolio of real estate.
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
We disclose funds from operations and modified funds from operations, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, funds from operations and modified funds from operations are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and we disclose to investors, funds from operations, or “FFO,” and modified funds from operations, or “MFFO,” which are non-GAAP financial measures. FFO and MFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and MFFO and GAAP net income differ because FFO and MFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. MFFO further excludes acquisition-related expenses, amortization of above- and below-market leases, fair value adjustments of derivative financial instruments, deferred rent receivables and the adjustments of such items related to non-controlling interests.
Because of these differences, FFO and MFFO may not be accurate indicators of our operating performance, especially during periods in which we are acquiring properties. In addition, FFO and MFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and MFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and MFFO. Also, because not all companies calculate FFO and MFFO the same way, comparisons with other companies may not be meaningful.
Risks Related to Conflicts of Interest
Our sponsor, Advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other programs affiliated with our sponsor, including GCEAR, Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. It is difficult to estimate the amount of time that our sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates will devote to our business. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity in other programs and ventures, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on a stockholder's investment may suffer.
In addition, our dealer manager serves as dealer manager for GAHR IV and a private REIT offering, and is the exclusive wholesale marketing agent for GIA Real Estate Fund and GIA Credit Fund, and may potentially enter into dealer manager agreements to serve as dealer manager for other issuers affiliated with our sponsor. As a result, our dealer manager will have contractual duties to these issuers, which contractual duties may conflict with the duties owed to us. The duties owed to these issuers could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and these issuers. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager's personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders at our current level, and to maintain or increase the value of our assets.
Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.
Our executive officers and two of our directors are also officers of our sponsor, our Advisor, our property manager, our dealer manager and other affiliated entities, including GCEAR. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to (1) allocation of new investments and management time and services between us and the other entities, (2) our purchase of properties from, or sale of properties to, affiliated entities, (3) the timing and terms of the investment in or sale of an asset, (4) development of our properties by affiliates, (5) investments with affiliates of our Advisor, (6) compensation to our Advisor, and (7) our relationship with our dealer manager and property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders at our current level and to maintain or increase the value of our assets.
Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with GCEAR, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We may be buying properties at the same time as one or more of the other programs managed by officers and key personnel of our Advisor, including GCEAR, a public non-traded REIT with a real estate portfolio of approximately $2.8 billion as of December 31, 2017. GCEAR may have access to significantly greater capital than us. Our sponsor, Advisor and their affiliates are actively involved in nine other affiliated real estate programs, including four tenant-in-common programs that may compete with us or otherwise have similar business interests, and including GCEAR, and GAHR IV. Our Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between various existing enterprises or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and a reduction in the value of our stockholders' investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders' investments.
Our Advisor will face conflicts of interest relating to the fee and distribution structure under our advisory agreement and operating partnership agreement, which could result in actions that are not necessarily in the long-term best interests of our stockholders.
Pursuant to our advisory agreement and operating partnership agreement, our Advisor and its affiliates will be entitled to certain fees and distributions that are structured in a manner which may provide incentives to our Advisor to perform in a manner which may not be in our best interests and in the best interests of our stockholders. The amount of such compensation has not been determined as a result of arm's-length negotiations, and such amounts may be greater than otherwise would be payable to independent third parties. However, because our Advisor does not maintain a significant equity interest in us and is entitled to receive substantial minimum compensation regardless of performance, our Advisor's interests will not be wholly aligned with those of our stockholders. In that regard, our Advisor could be motivated to recommend riskier or more speculative investments in order for us to generate the specified levels of performance or sales proceeds that would entitle our Advisor to fees or distributions.
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
Nelson Mullins Riley & Scarborough LLP ("Nelson Mullins") acts as legal counsel to us and also represents our sponsor, Advisor, and some of their affiliates. There is a possibility in the future that the interests of the various parties may become adverse and, under the code of professional responsibility of the legal profession, Nelson Mullins may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Advisor or its affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should a conflict of interest not be readily apparent, Nelson Mullins may inadvertently act in derogation of the interest of the parties which could affect our ability to meet our investment objectives.
Our Chief Executive Officer and Chairman of our Board of Directors is a controlling person of an entity that has purchased, and may continue to purchase, shares of our common stock and preferred units of limited partnership interest in our operating partnership, and therefore may face conflicts with regard to his fiduciary duties to us and that entity related to that entity making investments in or redeeming our common stock or the preferred units.
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
In addition, our ability to redeem shares pursuant to our share redemption programs is subject to certain limitations, including a limitation on the number of shares we may redeem during each quarter.  If that entity should elect to redeem shares in a given quarter, or if any single stockholder who owns a significant number of shares of our common stock elects to redeem shares in a given quarter, the limitations on redemption contained in our share redemption programs may be met or exceeded.
Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
In order for us to continue to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value or number, whichever is more restrictive, of any class of our outstanding stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our board of directors to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our board of directors to issue up to 1,000,000,000 shares of capital stock. In addition, our board of directors, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our board of directors may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our board of directors could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
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

Our stockholders' investment return may be reduced if we are required to register as an investment company under the 1940 Act. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2017, we owned 35 buildings located on 27 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
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
Our stockholders do not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our board of directors may increase the number of authorized shares of stock (currently 1,000,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our board of directors. Therefore, as we (1) sell shares in our offerings or sell additional shares in the future, including those issued pursuant to our DRP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, or (5) issue shares of our common stock in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in our public offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our board of directors, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Our Advisor may elect to receive the performance distribution in units of our operating partnership and may also elect to receive reimbursements of expenses in such units or in our Class I shares, which would dilute the percentage ownership interest of our other stockholders. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares.
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
The gross proceeds of our public offering will be used primarily to purchase real estate investments and to pay various fees and expenses. In addition, to continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all of our sources of debt or equity for funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.
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
Most of our properties are occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing economic uncertainty affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic climate. Lease payment defaults by tenants, including those caused by the current economic climate, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant's election not to extend a lease upon its expiration could have an adverse effect on our financial condition and our ability to pay distributions at our current level.
As of December 31, 2017, our five largest tenants represented approximately 39.9% of annualized net rental income; therefore, we currently rely on these five tenants for a substantial amount of revenue and adverse effects to their business could negatively affect our performance.
As of December 31, 2017, our five largest tenants, based on annualized net rental income, were Southern Company Services, located in Alabama (approximately 10.9%), American Express Travel Related Services, Inc., located in Arizona (approximately 7.6%), Amazon.com.dedc, LLC, located in Ohio (approximately 7.4%), Bank of America, N.A., located in California (approximately 7.1%), and Wyndham Worldwide Operations, located in New Jersey (approximately 6.9%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments which may have a substantial adverse effect on our financial performance.
A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2017, approximately 15.7%, 13.4%, 13.3%, and 12.4% of our annualized net rent for the 12-month period subsequent to December 31, 2017 was concentrated in the Consumer Services, Utilities, Capital Goods, and Technology Hardware & Equipment industries, respectively. Additionally, as of December 31, 2017, approximately 12.7%, 11.3%, 11.1%, 10.9%, and 10.6%, of our annualized net rent for the 12-month period subsequent to December 31, 2017 was concentrated in the states of Ohio, Illinois, California, Alabama, and New Jersey, respectively.

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
The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2018 - 2020	$—	—	—	—%
2021	8,713	3	746,900	11.3
2022	1,181	1	312,000	1.5
2023	6,893	2	658,600	9.0
2024	8,726	4	571,600	11.4
2025	7,371	5	728,800	9.6
2026 and beyond (1)	43,892	12	4,321,500	57.2
Total	$76,776	27	7,339,400	100.0%
(1) Includes escrow proceeds of approximately $5.1 million to be received during the 12-month period subsequent to December 31, 2017.
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
A large portion of our rental income is derived from net leases. Net leases are typically (1) longer lease terms; and (2) fixed rental rate increases during the primary term of the lease and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
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

Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to stockholders at our current level.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forego or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to stockholders at our current level.
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
Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorism acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
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
In some instances we may sell our properties by providing financing to purchasers. When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could negatively impact our cash distributions to stockholders. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could negatively impact our ability to make distributions to stockholders at our current level.
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
Risks Associated with Debt Financing
If we breach covenants under our revolving credit facility with KeyBank, N.A. ("KeyBank") and other syndication partners, we could be held in default under such loan, which could accelerate our repayment date and materially adversely affect the value of our stockholders' investment in us.
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

In addition to customary representations, warranties, covenants, and indemnities, the Revolving Credit Facility (the “Revolving Credit Facility”) contains a number of financial covenants and requires us and the borrower to comply with the following at all times, which will be tested on a quarterly basis: (i) a maximum consolidated leverage ratio of 60%, or, once the collateral pledges are released, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition only after the facility is deemed unsecured; (ii) a minimum consolidated tangible net worth of approximately $4.7 million, plus 75% of net future equity issuances (including units of operating partnership interests in the borrower); (iii) a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00, commencing as of the quarter ended March 31, 2016; (iv) a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt; (v) a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value (as defined), at the time our tangible net worth equals or exceeds $250 million (secured debt is not permitted prior to the time our tangible net worth exceeds $250 million); (vi) aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and (vii) a maximum payout ratio (as defined) of not greater than 95% of our core funds from operations (as defined), commencing as of the quarter ending March 31, 2018.

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
We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, a majority of our properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of distributions we pay to stockholders and decrease the value of our stockholders' investments.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders at our current level.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage or replace our Advisor. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders at our current level.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to stockholders at our current level.
We expect that we will incur indebtedness in the future. Interest we pay will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which could reduce our cash flows and our ability to make distributions to stockholders at our current level. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments.
Disruptions in the credit markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
Domestic and international financial markets recently experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
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
If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. If our REIT status is terminated for any reason, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of such termination. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. In addition, distributions to stockholders would no longer qualify for the distributions paid deduction, and we would no longer be required to make distributions.
Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations, or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT would adversely affect the return of a stockholder's investment.
To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities (including our Follow-On Offering), or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities (including our Follow-On Offering), or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

Foreign purchasers of our common stock may be subject to Foreign Investment in Real Property Tax Act ("FIRPTA") tax upon the sale of their shares.
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
We intend to maintain the status of our operating partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service ("IRS") were to successfully challenge the status of our operating partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our operating partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders' investments. In addition, if any of the entities through which our operating partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to our operating partnership and jeopardizing our ability to maintain REIT status.
Stockholders may have tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, a stockholder may have to use funds from other sources to pay its tax liability on the value of the common stock received.
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
Any net taxable income earned directly by our taxable REIT subsidiary, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS II, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary or capital gain distributions with respect to our common stock, nor gain from the sale of common stock, should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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
Individuals with incomes below certain thresholds are subject to federal income taxation on qualified dividends at a maximum rate of 15%. For those with income above such thresholds, the qualified dividend rate is 20%. These tax rates are generally not applicable to distributions paid by a REIT, unless such distributions represent earnings on which the REIT itself has been taxed. As a result, distributions (other than capital gain distributions) we pay to individual investors generally will be subject to the tax rates that are otherwise applicable to ordinary income for federal income tax purposes, subject to a 20% deduction for REIT dividends available under the 2017 Tax Act. Stockholders are urged to consult with their own tax advisors with respect to the impact of recent legislation on their investment in our common stock and the status of legislative, regulatory or administrative developments and proposals and their potential effect on an investment in our common stock.
To the extent our distributions represent a return of capital for tax purposes, a stockholder could recognize an increased capital gain upon a subsequent sale of the stockholder's common stock.
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to Non-U.S. Stockholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the stockholder. If distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.
Because of the complexity of the tax aspects of our Follow-On Offering and because those tax aspects are not the same for all investors, stockholders should consult their independent tax advisors with reference to their tax situation before investing in our shares.

Employee Retirement Income Security Act of 1974 ("ERISA") Risks
There are special considerations that apply to employee benefit plans, Individual Retirement Accounts ("IRAs") or other tax-favored benefit accounts investing in our shares which could cause an investment in our shares to be a prohibited transaction which could result in additional tax consequences.
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
Persons investing the assets of employee benefit plans, IRAs, and other tax-favored benefit accounts should consider ERISA and related risks of investing in our shares.
ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, employee benefit, or retirement plans or individual retirement accounts and Keogh plans, and (2) any person who is a "party-in-interest" or "disqualified person" with respect to such a plan. Consequently, the fiduciary of a plan contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of their affiliates is or might become a "party-in-interest" or "disqualified person" with respect to the plan and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of an investing plan, in which event the underlying assets of such entity (and transactions involving such assets) would be subject to the prohibited transaction provisions. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.
In addition, if stockholders are investing the assets of an IRA or a pension, profit sharing, 401(k), Keogh or other employee benefit plan, they should satisfy themselves that their investment (i) is consistent with their fiduciary obligations under ERISA and other applicable law, (ii) is made in accordance with the documents and instruments governing their plan or IRA, including their plan’s investment policy, and (iii) satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA. Stockholders should also determine that their investment will not impair the liquidity of the plan or IRA and will not produce UBTI for the plan or IRA; or, if it does produce UBTI, that the purchase and holding of the investment is still consistent with their fiduciary obligations. Stockholders should also satisfy themselves that they will be able to value the assets of the plan annually in accordance with ERISA requirements, and that their investment will not constitute a prohibited transaction under Section 406 of ERISA or Code Section 4975.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2017, we owned a fee simple interest in 27 properties, encompassing approximately 7.3 million rentable square feet. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of all our properties.
Purchase price and other information of the properties acquired during the year ended December 31, 2017 are shown below (dollars in thousands):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price		Approx. Square Feet	% Leased	Property Type	Year of Lease Expiration	Annualized Net Rent (1)
Allstate	Lone Tree, CO	Allstate Insurance Company	1/31/2017	$14,750	(2)	70,300	100%	Office	2026	$1,059
MISO	Carmel, IN	Midcontinent Independent System Operator, Inc.	5/15/2017	$28,600		133,400	100%	Office	2028	$1,915

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2017 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)	The purchase price for the Allstate property was $14.8 million, plus closing costs, less a credit in the amount of $0.4 million applied at closing.

Revenue Concentration
The percentage of annualized net rent for the 12-month period subsequent to December 31, 2017, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Net Rent (unaudited)	Number of Properties	Percentage of Annualized Net Rent
Ohio	$9,787	4	12.7%
Illinois	8,658	2	11.3
California	8,524	3	11.1
Alabama (1)	8,352	1	10.9
New Jersey	8,129	2	10.6
Arizona	7,483	2	9.7
Nevada	6,779	2	8.8
Texas	4,073	1	5.3
Oregon	3,231	1	4.2
North Carolina	2,678	2	3.5
All Others (2)	9,082	7	11.9
Total	$76,776	27	100.0%

(1)	Includes escrow proceeds of approximately $5.1 million to be received during the 12-month period subsequent to December 31, 2017.

(2)	All others account for less than approximately 3% of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2017, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Net Rent (unaudited)	Number of Lessees	Percentage of Annualized Net Rent
Consumer Services	$12,083	3	15.7%
Utilities (2)	10,267	2	13.4
Capital Goods	10,230	6	13.3
Technology Hardware & Equipment	9,550	3	12.4
Diversified Financials	5,863	1	7.6
Retailing	5,668	1	7.4
Banks	5,482	2	7.1
Energy	4,073	1	5.3
Consumer Durables and Apparel	3,231	1	4.2
Transportation	3,042	2	4.0
Pharmaceuticals, Biotechnology & Life Sciences	2,825	1	3.7
All Others (3)	4,462	4	5.9
Total	$76,776	27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $5.1 million to be received during the 12-month period subsequent to December 31, 2017

(3)	All others represent 3.0% or less of total annualized net rent on an individual basis.

The percentage of annualized net rent for the 12-month period subsequent to December 31, 2017, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Net Rent (unaudited)	Percentage of Annualized Net Rent
Southern Company Services, Inc.(1)	$8,352	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.6
Amazon.com.dedc, LLC	5,668	7.4
Bank of America, N.A.	5,482	7.1
Wyndham Worldwide Operations	5,304	6.9
IGT	4,694	6.1
3M Company	4,455	5.8
Zebra Technologies Corporation	4,203	5.5
Wood Group Mustang, Inc.	4,073	5.3
Nike	3,231	4.2
Other (2)	25,451	33.2
Total	$76,776	100.0%

(1)	Includes escrow proceeds of approximately $5.1 million to be received during the 12-month period subsequent to December 31, 2017

(2)	All others account for 4% or less of total annualized net rent on an individual basis.

The tenant lease expirations by year based on annualized net rent for the 12-month period subsequent to December 31, 2017 are as follows (dollars in thousands):

Year of Lease Expiration	Annualized Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Annualized Net Rent
2018 - 2020	$—	—	—	—%
2021	8,713	3	746,900	11.3
2022	1,181	1	312,000	1.5
2023	6,893	2	658,600	9.0
2024	8,726	4	571,600	11.4
2025	7,371	5	728,800	9.6
2026 and beyond (1)	43,892	12	4,321,500	57.2
Total	$76,776	27	7,339,400	100.0%

(1)	Includes escrow proceeds of approximately $5.1 million to be received during the 12-month period subsequent to December 31, 2017
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

(b)    Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of March 7, 2018, we had approximately 23,278, 270, 270, 282,531, 25,985,155, 50,107,715, and 969,016 of Class T, Class S, Class D, Class I, Class A, Class AA, and Class AAA shares of common stock outstanding, including common stock issued pursuant to our DRP and stock distributions held by a total of approximately 16,500 stockholders of record. There is currently no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Additionally, we provide discounts in our Follow-On Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
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
As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.
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
At the end of each such trading day, before taking into consideration accrued distributions or class-specific expense accruals, any change in the aggregate company NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate company NAV plus issuances of shares that were effective the previous trading day. Changes in the aggregate company NAV reflect factors, including, but not limited to, unrealized/realized gains (losses) on the value of our real property portfolio, any applicable organization and offering costs and any expense reimbursements, real estate-related liabilities, and daily accruals for income and expenses (including the allocation/accrual of any performance distribution and accruals for advisory fees and distribution fees) and distributions to investors. Changes in our aggregate company NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions.
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
Following the calculation and allocation of changes in the aggregate company NAV as described above, NAV for each share class is adjusted for accrued distributions and the accrued distribution fee, to determine the current day’s NAV. Selling commissions and dealer manager fees, which are effectively paid by purchasers of Class T and Class S shares in the Follow-On Offering at the time of purchase, because the purchase price of such shares is equal to the applicable NAV per share plus the applicable selling commission and/or dealer manager fee, will generally have no effect on the NAV of any class.
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
Set forth below are the components of the daily NAV as of December 31, 2017 and September 30, 2017, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of December 31, 2017	As of September 30, 2017
Gross Real Estate Asset Value	$1,205,346	$1,198,222
Other Assets, net	13,167	2,453
Mortgage Debt	(484,728)	(474,728)
NAV	$733,785	$725,947

Total Shares Outstanding	76,995,113	76,591,700
NAV per share	$9.53	$9.48
Our independent valuation firm utilized the discounted cash flow approach for all 27 properties in our portfolio with a weighted average of approximately 10.3 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 27 properties using the cash flow discount rates:

			Weighted Average
	Range
Overall Capitalization Rate (direct capitalization approach)	N/A	N/A	N/A
Terminal Capitalization Rate (discounted cash flow approach)	5.75%	9.00%	6.48%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	9.75%	7.15%

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares:

	Share Classes
	Class T	Class S	Class D	Class I	IPO	OP Units	Total

NAV as of September 30, 2017	$2,503	$2,503	$2,502	$2,494,580	$723,255,361	$189,644	$725,947,093
Fund Level Changes to NAV
Realized/unrealized losses on net assets	63	53	54	53,846	15,557,385	4,065	15,615,466
Dividend Accrual	(35)	(30)	(35)	(36,720)	(10,616,965)	(2,773)	(10,656,558)
Class specific changes to NAV
Stockholder Servicing fees/distribution fees	(7)	(6)	(2)	—	(776,390)	(203)	(776,608)

NAV as of December 31, 2017 before share/unit sale/redemption activity	$2,524	$2,520	$2,519	$2,511,706	$727,419,391	$190,733	$730,129,393
Dollar/unit sale/redemption activity
Amount sold	37,090	23	27	28,255	5,568,405	—	5,633,800
Amount redeemed	—	—	—	—	(1,943,289)	—	(1,943,289)
NAV as of December 31, 2017	$39,614	$2,543	$2,546	$2,539,961	$731,044,507	$190,733	$733,819,904
Shares/ units outstanding as of September 30, 2017	264	264	264	263,200	76,307,708	20,000	76,591,700
Shares/units sold	3,883	2	3	2,972	606,209	—	613,069
Shares/units redeemed	—	—	—	—	(209,657)	—	(209,657)
Shares/units outstanding as of December 31, 2017 (1)	4,147	266	267	266,172	76,704,260	20,000	76,995,112
NAV per share/unit as of September 30, 2017	$9.48	$9.48	$9.48	$9.48	$9.48	$9.48
Change in NAV per share/unit	0.07	0.08	0.06	0.06	0.05	0.06
NAV per share/unit as of December 31, 2017	$9.55	$9.56	$9.54	$9.54	$9.53	$9.54

(1)	Excludes DRP shares issued on January 2, 2018.
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

Distributions were paid from proceeds raised in our offerings and operating cash flow from our properties. The following table shows the distributions we have declared and paid through December 31, 2017, excluding stock distributions (dollars in thousands, excluding per share amounts):

Quarter	Total Distributions Declared and Paid to Limited Partners (1)	Total Distributions Declared and Paid to Stockholders (1)		Distributions Declared per Common Share (3)
1st Quarter 2016	$3	$4,477		$0.14
2nd Quarter 2016	$3	$6,164		$0.14
3rd Quarter 2016	$3	$7,831		$0.14
4th Quarter 2016	$3	$9,164		$0.14
1st Quarter 2017	$3	$10,067		$0.14
2nd Quarter 2017	$3	$10,360		$0.14
3rd Quarter 2017	$3	$10,556		$0.14
4th Quarter 2017	$2	$10,652	(2)	$0.14

(1)	Declared distributions are paid monthly in arrears.

(2)	Declared distributions are based on an amount of $0.00150684932 per day, subject to adjustments for class-specific expenses.

(3)	Distributions declared per common share amounts are rounded to the nearest $0.01.
Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.
Recent Sales of Unregistered Securities
During the year ended December 31, 2017, there were no sales of unregistered securities.
Use of Proceeds from Registered Securities
In September 2016, our board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, we continued to offer shares pursuant to the DRP under our IPO registration statement through May 2017.
As of December 31, 2017, we had received aggregate gross proceeds from the primary portion of our IPO of $724.0 million from the sale of 72,663,855 shares and approximately $41.9 million from the issuance of 4,436,226 shares of our common stock pursuant to the DRP. Our IPO equity raise as of December 31, 2017 resulted in the following (dollars in thousands):

As of December 31, 2017
Common shares issued in the primary portion of our IPO	72,663,855
Common shares issued in our offering pursuant to our DRP portion of the IPO	4,436,226
Total common shares	77,100,081
Gross proceeds from the primary portion of our IPO	$724,017
Gross proceeds from our offering from shares issued pursuant to our DRP portion of the IPO	41,912
Total gross proceeds from our IPO	$765,929
Selling commissions and dealer manager fees incurred	(51,004)
Reimbursement of O&O costs paid to our Advisor	(6,722)
Net proceeds from our IPO	$708,203
Reimbursement of O&O costs owed to our Advisor	(8)
Net proceeds from our IPO, adjusted for O&O costs owed to our Advisor	$708,195

The net offering proceeds raised in the primary portion of the IPO were primarily used to fund:

•	Acquisitions of real property and tenant improvements of approximately $487.8 million;

•	Repayment of debt and redemptions of preferred units of approximately $150.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $26.5 million;

•	Payment of stockholder servicing fees of approximately $5.8 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $33.8 million and deferred financing cost of approximately $5.7 million.

The balance of the net offering proceeds are held in cash for future real estate acquisitions and other obligations we incur. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements contained in this report).
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
New Share Redemption Program
In connection with the Follow-On Offering, our board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). Under the New Share Redemption Program, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of our common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the New Share Redemption Program, as applicable.
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
There were no shares redeemed under our New Share Redemption Program for the three months ended December 31, 2017.
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
There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, we may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, we will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of IPO Shares under the DRP. These limits may prevent us from accommodating all requests made in any year. In addition, stockholders of IPO Shares who have held their shares for four years or longer will be eligible to utilize the New Share Redemption Program and redeem at 100% of the NAV of the applicable share class. The IPO Share Redemption Program will terminate in January 2021 on the four year anniversary of the termination of the primary portion of our IPO. Our board of directors may choose to amend, suspend, or terminate the IPO Share Redemption Program upon 30 days' written notice at any time, which may be provided through our filings with the SEC. For additional details regarding our IPO Share Redemption Program, please see Note 8, Equity to the consolidated financial statements contained in this report.
As of December 31, 2017, $32.4 million of common stock was available for redemption and $2.2 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2017.
During the three months ended December 31, 2017, we redeemed shares under our IPO Share Redemption Program as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2017 (1)	209,657	$9.27	209,657	(2)
November 30, 2017	—	—	—	(2)
December 31, 2017	—	—	—	(2)

(1)	Shares redeemed in the month of October 2017 were pursuant to redemption requests received during the quarter ended September 30, 2017.

(2)	A description of the maximum number of shares that may be purchased under our IPO Share Redemption Program is included in the narrative preceding this table.

During the year ended December 31, 2016, we redeemed 167,442 shares of common stock for approximately $1.6 million at a weighted average price per share of $9.72. During the year ended December 31, 2017, we redeemed 623,499 shares of common stock for approximately $5.7 million at a weighted average price per share of $9.21. Since our inception, we have honored all redemption requests and have redeemed a total of 790,941 shares of common stock for approximately $7.4 million at a weighted average price per share of $9.32. We have funded all redemptions using proceeds from the sale of IPO Shares pursuant to our DRP.
For information regarding redemptions after December 31, 2017, please see Note 14, Subsequent Events to the consolidated financial statements contained in this report.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (dollars in thousands):

	Year Ended December 31,			For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31,
	2017	2016	2015	2014
Operating Data
Total revenue	$107,381	$62,812	$25,149	$—
Income (loss) before other income and (expenses)	$26,107	$4,264	$(11,653)	$(439)
Net income (loss)	$11,119	$(6,107)	$(16,504)	$(495)
Net income (loss) attributable to common stockholders	$11,116	$(6,104)	$(17,247)	$(437)
Net income (loss) attributable to common stockholders per share, basic and diluted (1)	$0.15	$(0.12)	$(1.19)	$(0.86)
Distributions declared per common share	$0.55	$0.55	$0.55	$0.26
Balance Sheet Data
Total assets	$1,179,948	$1,184,475	$536,720	$10,588
Total liabilities	$584,999	$613,090	$307,213	$1,057
Redeemable common stock	$32,405	$16,930	$4,566	$51
Total stockholders’ equity	$562,468	$554,371	$224,844	$9,341
Total equity	$562,544	$554,455	$224,941	$9,480
Other Data
Net cash provided by (used in) operating activities	$39,712	$16,444	$(2,935)	$54
Net cash used in investing activities	$(87,207)	$(533,806)	$(486,148)	$(2,000)
Net cash provided by financing activities	$29,984	$563,313	$500,522	$7,917

(1)	Amounts were retroactively adjusted to reflect stock dividends. (See note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation, was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a REIT commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our Follow-On Offering to invest in these properties. We have no employees and are externally advised and managed by our Advisor. Our year end is December 31.
In September 2016, our board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, we continued to offer shares pursuant to our DRP under our IPO registration statement through May 2017. We are currently offering shares pursuant to our DRP as part of our Follow-On Offering. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through our filings with the SEC.
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

As of December 31, 2017, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to December 31, 2017 was approximately $76.8 million with approximately 82.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or, in management's belief, equivalent ratings. Our rentable square feet under lease as of December 31, 2017 was 100%, with a weighted average remaining lease term of 10.3 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 43.2%.
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
Summary of Significant Accounting Policies
We have established accounting policies which conform to GAAP as contained in the FASB Accounting Standards Codification ("ASC"). The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
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
Real Estate - Valuation and Purchase Price Allocation
When we acquire operating properties, we allocate the purchase price on an asset acquisition to the various components of the acquisition based upon the relative fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-place leases, debt and other assumed assets and liabilities. Transaction costs are capitalized as a component of the cost of the asset acquisition.
We allocate the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.
In determining the relative fair value of intangible lease assets or liabilities, we also consider Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated relative fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with an asset acquisition are capitalized as a component of the transaction.
The difference between the relative fair value and the face value of debt assumed in connection with an acquisition is recorded as a premium or discount and amortized to “interest expense” over the life of the debt assumed. The valuation of assumed liabilities is based on our estimate of the current market rates for similar liabilities in effect at the acquisition date.
For acquisitions that do not meet the accounting criteria to be accounted for as an asset acquisition, we allocate the cost of the acquisition, which excludes any associated acquisition costs that are expensed when incurred, to the individual assets and liabilities assumed on a fair value basis.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2017, we did not record any impairment charges related to our real estate assets or intangible assets.
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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on our estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At least quarterly, we reconcile the amount of additional rent paid by the tenant during the year to the actual amount of the Recoverable Expenses incurred by us for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount we can recover from the tenant such as a cap on certain or all property operating expenses.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Same Store Analysis
Comparison of the Years Ended December 31, 2017 and 2016
For the year ended December 31, 2017, our "Same Store" portfolio consisted of 15 properties with an acquisition value of $479.2 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for 15 properties for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$38,879	$38,903	$(24)	0%
Property expense recoveries	9,220	8,633	587	7%
Asset and property management fees to affiliates	4,232	5,578	(1,346)	(24)%
Property operating expenses	3,520	3,384	136	4%
Property tax expense	5,734	5,420	314	6%
Depreciation and amortization	21,496	21,547	(51)	0%
Interest expense	4,090	4,090	—	0%
Property Expense Recoveries
The increase in property expense recoveries for the year ended December 31, 2017 was primarily related to an increase in recoverable operating expenses and property tax expenses incurred during 2017.
Asset and Property Management Fees to Affiliates
The decrease in asset and property management fees to affiliates for the year ended December 31, 2017 was a result of changes in the asset management fee structure attributed to the Follow-On Offering with a daily NAV structure. (See Note 10, Related Party Transactions, for additional details).
Property Tax Expense
The increase in property tax expense for the year ended December 31, 2017 was primarily related to a property tax reassessment.
Comparison of the Years Ended December 31, 2016 and 2015
We acquired our first property in March 2015, and as a result, we have no same store comparison for the years ended December 31, 2016 and 2015.
Portfolio Analysis
As of December 31, 2016, we owned 25 properties and as of December 31, 2017, we owned 27 properties. Approximately 79% of the acquisition value acquired in 2016 occurred subsequent to June 30, 2016. Therefore, our results of operations for our entire portfolio for the year ended December 31, 2017 are not directly comparable to those for the same periods in the prior year as the variances are substantially the result of portfolio growth, specifically in rental income, property expense recoveries, asset and property management fees to affiliates, operating expenses, and depreciation and amortization expenses. See "Same Store Analysis" above for properties held for the same period of time.

Comparison of the Years Ended December 31, 2017 and 2016
We owned 27 properties as of December 31, 2017. The variance differences from our results of operations for the year ended December 31, 2017 compared to the same period in the prior year, is primarily a result of current year activity including a full year of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to December 31, 2016.
The following table provides summary information about our results of operations for the year ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$89,797	$51,403	$38,394	75%
Property expense recoveries	17,584	11,409	6,175	54%
Asset management fees to affiliates	8,027	6,413	1,614	25%
Property management fees to affiliates	1,799	1,052	747	71%
Advisory fees to affiliates	2,550	—	2,550	100%
Performance distributions to affiliates	2,394	—	2,394	100%
Property operating expense	6,724	4,428	2,296	52%
Property tax expense	10,049	7,046	3,003	43%
Acquisition fees and expenses to non-affiliates	—	1,113	(1,113)	(100)%
Acquisition fees and expenses to affiliates	—	6,176	(6,176)	(100)%
General and administrative expenses	3,445	2,804	641	23%
Corporate operating expenses to affiliates	2,336	1,622	714	44%
Depreciation and amortization	43,950	27,894	16,056	58%
Interest expense	15,519	10,384	5,135	49%
Asset Management Fees to Affiliates
The increase in asset and property management fees to affiliates for the year ended December 31, 2017 was primarily the result of portfolio growth during 2016 and 2017; offset by changes in the asset management fee structure attributed to the Follow-On Offering with a daily NAV structure. (See Note 10, Related Party Transactions, for additional details).
Performance Distributions and Advisory Fees to Affiliates
The total increase in performance distributions and advisory fees to affiliates for the year ended December 31, 2017 was a result of changes in the fee structure attributed to the Follow-On Offering with a daily NAV structure. (See Note 10, Related Party Transactions, for additional details).
Acquisition Fees and Expenses to Non-Affiliates and Affiliates
The total decrease in acquisition fees and expenses to non-affiliates and affiliates for the year ended December 31, 2017 compared to the same period a year ago was approximately $7.3 million. The decrease was a result of an accounting standard, which clarified the definition of a business combination. Under the clarified definition, our two acquisitions through the year ended December 31, 2017 did not qualify as a business combination; consequently, we accounted for each transaction as an asset acquisition. Thus, approximately $1.2 million of acquisition expense was capitalized as part of the asset acquisition and allocated on a relative fair value basis.
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the year ended December 31, 2017 compared to the same period a year ago was approximately $1.4 million. The increase was related to (1) the issuance of restricted stock to our independent directors, which contributed approximately $0.3 million; (2) approximately $0.4 million of professional fees; and (3) approximately $0.6 million in corporate payroll due to an increase in headcount.
Interest Expense
The increase in interest expense for the year ended December 31, 2017 was primarily related to draws that totaled $274.2 million from our Revolving Credit Facility to fund six acquisitions subsequent to January 1, 2016.
Comparison of the Years Ended December 31, 2016 and 2015
We owned 25 properties as of December 31, 2016. The variances from our results of operations for the year ended December 31, 2016 compared to the same period in the prior year, are primarily a result of current year activity, including a full year of revenues and expenses for prior year acquisitions and activity for acquisitions subsequent to December 31, 2015.
The following table provides summary information about our results of operations for the year ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2016	2015
Rental income	$51,403	$21,216	$30,187	142%
Property expense recoveries	11,409	3,933	7,476	190%
Asset management fees to affiliates	6,413	2,624	3,789	144%
Property management fees to affiliates	1,052	333	719	216%
Property operating expense	4,428	1,317	3,111	236%
Property tax expense	7,046	2,713	4,333	160%
Acquisition fees and expenses to non-affiliates	1,113	3,058	(1,945)	(64)%
Acquisition fees and expenses to affiliates	6,176	10,876	(4,700)	(43)%
General and administrative expenses	2,804	1,883	921	49%
Corporate operating expenses to affiliates	1,622	1,937	(315)	(16)%
Depreciation and amortization	27,894	12,061	15,833	131%
Interest expense	10,384	4,851	5,533	114%
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
General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The increase in general and administrative expenses for the year ended December 31, 2016 compared to the same period a year ago was approximately $0.9 million. The majority of the increase was related to increases in transfer agent fees and costs arising out of deals that did not close. The decrease in corporate operating expenses to affiliates for the year ended December 31, 2016 compared to the same period a year ago was approximately $0.3 million. The decrease was primarily due to decreases in Advisor overhead allocation expenses.

Interest Expense
The increase of interest expense for the year ended December 31, 2016 was primarily related to the AIG Loan (as described below), which was entered into on October 22, 2015 and an increase in the average outstanding borrowings related to the Revolving Credit Facility and interest rate.
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

•
Unrealized gains (losses) on derivative instruments. These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in the fair value of interest rate swaps not designated as a hedge and the change in the fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of MFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

•
Performance distribution. Our Advisor holds a special limited partner interest in our Operating Partnership that entitles it to receive a special distribution from our operating partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up. At the election of the advisor, the performance distribution may be paid in cash or Class I units in our Operating Partnership. We believe that the distribution, to the extent it is paid in cash, is appropriately included as a component of corporate operating expenses to affiliates and therefore included in FFO and MFFO. If, however, the special distribution is paid in Class I units, management believes the distribution would be excluded from MFFO to more appropriately reflect the on-going portfolio performance and our ability to sustain the current distribution level.

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

Our calculation of FFO and MFFO is presented in the following table for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$11,119	$(6,107)	$(16,506)
Adjustments:
Depreciation of building and improvements	20,194	11,630	4,916
Amortization of leasing costs and intangibles	23,756	16,264	7,145
FFO	$55,069	$21,787	$(4,445)
Distributions to redeemable preferred unit holders	—	—	(398)
Distributions to noncontrolling interests	(11)	(11)	(11)
Preferred units redemption charge	—	—	(375)
FFO, adjusted for noncontrolling interest distributions	$55,058	$21,776	$(5,229)
Reconciliation of FFO to MFFO:
Adjusted FFO	$55,058	$21,776	$(5,229)
Adjustments:
Acquisition fees and expenses to non-affiliates	—	1,113	3,058
Acquisition fees and expenses to affiliates	—	6,176	10,876
Revenues in excess of cash received, net	(10,528)	(3,699)	(1,500)
Amortization of below market rent, net	(4,573)	(3,592)	(1,858)
Unrealized loss (gain) on derivatives	83	(155)	—
Preferred units redemption charge	—	—	375
Loss on extinguishment of debt - write-off of deferred financing costs	—	377	—
Performance distribution adjustment	1,197	—	—
MFFO	$41,237	$21,996	$5,722
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

Offerings
On January 20, 2017, we closed the primary portion of our IPO; however, we continued to offer shares pursuant to our DRP under our IPO registration statement through May 2017. We are currently offering shares pursuant to our DRP as part of our Follow-On Offering. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through our filings with the SEC.
On September 20, 2017, we commenced our Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the primary portion of our Follow-On Offering and $0.2 billion of shares pursuant to the DRP. On September 20, 2017, we reclassified all Class T shares sold in the IPO as "Class AA" shares and all Class I shares sold in the IPO as "Class AAA" shares.
The following table summarizes shares issued and gross proceeds received for each share class as of December 31, 2017 (dollars in thousands):

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$41	$3	$3	$2,493	$240,780	$474,858	$8,379	$726,557
Gross proceeds from DRP	$—	$—	$—	$41	$19,773	$21,828	$312	$41,954
Shares issued in primary portion of offerings	4,144	264	264	263,200	24,199,760	47,562,870	901,225	72,931,727
DRP shares issued	4	4	4	4,276	2,089,748	2,313,170	33,308	4,440,514
Stock distribution shares issued	—	—	—	—	263,641	300,166	4,676	568,483
Restricted stock units issued	—	—	—	—	—	—	25,500	25,500
Total shares issued prior to redemptions	4,148	268	268	267,476	26,553,149	50,176,206	964,709	77,966,224
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
Revolving Credit Facility
On December 12, 2014, we, through our Operating Partnership, entered into a revolving credit agreement, as amended by the first amendment to the revolving credit agreement dated as of May 27, 2015, and as further amended by the increase agreements to the revolving credit agreement dated as of August 11, 2015 and November 22, 2016, and various notes related thereto, related to a loan with a syndicate of lenders, under which KeyBank, National Association ("KeyBank") serves as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, National Association ("Capital One"), and Wells Fargo Bank, National Association, serve as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC serve as joint lead arrangers and joint bookrunners. In addition, we entered into guaranty agreements.
Pursuant to the credit agreement, we were provided with a revolving credit facility (as amended, the "Revolving Credit Facility") in an initial commitment amount of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, we exercised our right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million, and on November 22, 2016, we exercised our right under the credit agreement to increase the total commitments from $410.0 million to $550.0 million.

The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and we pay an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter.
The Revolving Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the credit agreement, or the Base Rate plus the applicable base rate margin, as provided in the credit agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of our Operating Partnership, us, and our subsidiaries, as disclosed in the periodic compliance certificate provided to the administrative agent each quarter.
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each special purpose entity which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable LIBOR margin and base rate margin upon the release of the security for the Revolving Credit Facility were effective as of January 1, 2017. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
As of December 31, 2017, we were in compliance with all applicable covenants. As of December 31, 2017, the remaining capacity pursuant to the Revolving Credit Facility was $143.1 million.
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
As of December 31, 2017, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
As of December 31, 2017, we were in compliance with all applicable covenants.
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
Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P, an affiliated party, novated a $100 million interest rate swap agreement with an expiration date of June 1, 2018 to our Operating Partnership. We paid approximately nine thousand dollars, which approximated fair value. See further details of the cash flow swap in the table below.
The effective portion of the change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income (loss) related to derivatives will be reclassified to interest expense as interest payments and accruals are made on our variable-rate debt.

The following table sets forth a summary of the interest rate swap at December 31, 2017 and December 31, 2016 (dollars in thousands):

				Fair value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$967	$996	$100,000	$100,000
Interest Rate Swap (3)	11/1/2017	7/1/2018	1.50%	65	—	100,000	—
Total				$1,032	$996	$200,000	$100,000

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2017, our derivatives were in asset positions, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

(2)	Represents the notional amount of our swaps that was effective as of the balance sheet date of December 31, 2017 and December 31, 2016.

(3)
Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P, an affiliated party novated a $100 million interest rate swap agreement with an expiration date of June 1, 2018 to our Operating Partnership. We paid approximately nine thousand dollars, which approximated fair value.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2017 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1) (2)	$484,728	$—	$357,758	$4,449	$122,521
Interest on outstanding debt obligations (3)	65,177	16,097	23,901	10,364	14,815
Interest rate swaps	79	79	—	—	—
Total	$549,984	$16,176	$381,659	$14,813	$137,336

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at December 31, 2017. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at December 31, 2017. Projected interest payments are based on the interest rate in effect at December 31, 2017.

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
Our cash, cash equivalents and restricted cash balances decreased by approximately $17.5 million during the year ended December 31, 2017 and were used in or provided by the following:

Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the year ended December 31, 2017 increased to $39.7 million compared to cash provided by operating activities of approximately $16.4 million for the year ended December 31, 2016. Net cash provided by/(used) in operating activities before changes in operating assets and liabilities for the year ended December 31, 2017 increased by $19.4 million to $34.7 million, compared to approximately $15.3 million for the year ended December 31, 2016. The increase is primarily due to the operating results of recently acquired properties.
Investing Activities. During the year ended December 31, 2017, we used $87.2 million in cash for investing activities compared to $533.8 million used during the same period in 2016. The $446.6 million decrease in cash utilization in investing activities is primarily related to the following:

•	$494.6 million decrease in cash used to acquire properties for the year ended December 31, 2017 compared to the same period in 2016; offset by

•	$8.5 million used in real estate acquisition deposits; and

•	$38.9 million used to fund tenant improvements.
Financing Activities. During the year ended December 31, 2017, we generated $30.0 million in financing activities compared to $563.3 million generated during the same period in 2016, a decrease in cash provided by financing activities of $533.3 million which is comprised primarily of the following:

•	$225.6 million decrease in cash provided from borrowings from the Revolving Credit Facility;

•	$352.5 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of the primary portion of our IPO during the first quarter of 2017; and

•	$11.8 million increase in cash used for payments of distributions and repurchases of common stock due to an increase in number of shareholders; offset by

•	$55.0 million decrease in principal repayments of the Revolving Credit Facility.
Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our board of directors. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our board of directors, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

•	the amount of time required for us to invest the funds received in our public offerings;

•	our operating and interest expenses;

•	the amount of distributions or dividends received by us from our indirect real estate investments, if applicable;

•	our ability to keep our properties occupied;

•	our ability to maintain or increase rental rates;

•	tenant improvements, capital expenditures and reserves for such expenditures;

•	the issuance of additional shares; and

•	financings and refinancings.

Distributions may be funded with operating cash flow, offering proceeds, or a combination thereof. From inception and through December 31, 2017, we funded 93% of our cash distributions from cash flow provided by operating activities and 7% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the years ended December 31, 2017 and 2016, excluding stock distributions (dollars in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016
Distributions paid in cash — noncontrolling interests	$11			$11
Distributions paid in cash — common stockholders	19,232			11,541
Distributions of DRP	22,208			15,158
Total distributions	$41,451	(1)		$26,710
Source of distributions (2)
Cash flows provided by operations	$19,243		46%	$11,301	42%
Offering proceeds from issuance of common stock	—		0%	251	1%
Offering proceeds from issuance of common stock pursuant to the DRP	22,208		54%	15,158	57%
Total sources	$41,451	(3)	100%	$26,710	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of December 31, 2017 were approximately $1.7 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
Off-Balance Sheet Arrangements
As of December 31, 2017, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 14, Subsequent Events, to the consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. In pursuing our business plan, we expect that the primary market risk to which we will be exposed is interest rate risk. Our current indebtedness consists of the Revolving Credit Facility and the AIG Loan. These instruments were entered into for other than trading purposes.
Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings and cash flows and to lower overall borrowing costs. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also utilize a variety of financial instruments, including interest rate swap agreements, caps, floors, and other interest rate exchange contracts. We will not enter into these financial instruments for speculative purposes. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
On February 25, 2016, we (through our Operating Partnership) entered into an interest rate swap agreement to hedge the variable cash flows associated with the LIBO Rate-based variable rate debt, on our Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million. Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P, an affiliated party, novated a $100 million interest rate swap agreement with an expiration date of June 1, 2018 to our Operating Partnership. We paid approximately nine thousand dollars, which approximated fair value.
As of December 31, 2017, our debt consisted of approximately $327.0 million in fixed rate debt (including the interest rate swap) and approximately $157.8 million in variable rate debt (excluding deferred financing costs of approximately $2.9 million). As of December 31, 2016, our debt consisted of approximately $226.9 million in fixed rate debt (including the interest rate swap) and approximately $233.5 million in variable rate debt (excluding deferred financing costs of approximately $4.0 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBO Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBO Rate floor of 0%, on our variable rate debt, which currently consists of our Revolving Credit Facility, after considering the effect of our interest rate swap agreement would decrease our future earnings and cash flows by approximately $2.2 million annually.
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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)    During the quarter ended December 31, 2017, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)    During the quarter ended December 31, 2017, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information Concerning the Executive Officers and Directors
Included below is certain information regarding our executive officers and directors. Each of our directors is elected annually to serve for a one-year term. Our executive officers are elected annually by our board of directors and serve at the discretion of the board. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Position(s)	Period with Company
Kevin A. Shields	59	Chairman of the Board of Directors and Chief Executive Officer	11/2013 - present
Michael J. Escalante	57	Director and President	11/2013 - present
Javier F. Bitar	56	Chief Financial Officer and Treasurer	6/2016 - present
David C. Rupert	61	Executive Vice President	11/2013 - present
Mary P. Higgins	58	Vice President and General Counsel	11/2013 - present
Howard S. Hirsch	52	Vice President and Secretary	6/2014 - present
Don G. Pescara	54	Vice President - Acquisitions	11/2013 - present
Julie A. Treinen	58	Vice President - Asset Management	11/2013 - present
Samuel Tang	57	Independent Director	2/2015 - present
J. Grayson Sanders	77	Independent Director	3/2016 - present
Kathleen S. Briscoe	58	Independent Director	3/2016 - present

Kevin A. Shields, our Chief Executive Officer and the Chairman of our board of directors, has been an officer and director since our formation. Mr. Shields is also the Chairman, Chief Executive Officer and sole director of our sponsor, which he founded in 1995 and which indirectly owns our dealer manager. Mr. Shields has been the Chief Executive Officer of our Advisor since its formation in November 2013, and served as the Chief Executive Officer of our dealer manager until June 2017. Mr. Shields also currently serves as Chief Executive Officer and Chairman of the board of directors of GCEAR, positions he has held since August 2008; as President and trustee of GIA Real Estate Fund, positions he has held since November 2013; and as President and trustee of GIA Credit Fund, positions he has held since January 2017. He also serves as a non-voting special observer of the board of directors of GAHR III and GAHR IV, both of which are public non-traded REITs co-sponsored by our sponsor, and as a member of the investment committee of the advisor of GAHR III. Before founding our sponsor, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc. in Los Angeles and a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. Over the course of his 30-year real estate and investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions. Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate at the Haas School of Business, the Chair Emeritus of the Board of Directors for the Investment Program Association and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
We believe that Mr. Shields’ active participation in the management of our operations and his extensive experience in the real estate and real estate financing industries support his appointment to our board of directors.
Michael J. Escalante is our President, and has held this position since our formation. Mr. Escalante has been a member of our board of directors since February 2015. Mr. Escalante has also served as President of our Advisor since its initial formation and as our sponsor’s Chief Investment Officer since June 2006, where he is responsible for overseeing all acquisition and disposition activities. Mr. Escalante currently serves as President of GCEAR, a position he has held since June 2015, and as Chief Investment Officer of the entity, a position he has held since August 2008. He also serves as a member of the investment committee of the respective advisors of GAHR III, GAHR IV and GIA Real Estate Fund. With more than 30 years of real estate related investment experience, he has been responsible for completing in excess of $8.2 billion of commercial real estate transactions throughout the United States. Prior to joining our sponsor in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President - Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the REIT’s Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California, Los Angeles, and a B.S. in Commerce from Santa Clara University. Mr. Escalante is a full member of the Urban Land Institute and active in many civic organizations.
We believe that Mr. Escalante’s broad experience in the real estate industry and his years of service at our sponsor and its affiliates support his appointment to our board of directors.
Javier F. Bitar is our Chief Financial Officer and Treasurer, and has served in that capacity since June 2016. Mr. Bitar also currently serves as Chief Financial Officer and Treasurer of GCEAR, positions he has held since June 2016. Mr. Bitar has over 31 years of commercial real estate related accounting and financial experience, including over 18 years of senior management-level experience. Mr. Bitar has been involved in over $9 billion of real estate transactions. Prior to joining our sponsor, from July 2014 to May 2016, Mr. Bitar served as the Chief Financial Officer of New Pacific Realty Corporation, a real estate investment and development company. From January 2014 to July 2014, Mr. Bitar served as the Proprietor of JB Realty Advisors, a real estate consulting and advisory company. From July 2008 to December 2013, Mr. Bitar served as the Chief Operating Officer of Maguire Investments, where he was responsible for overseeing operating and financial matters for the company's real estate investment and development portfolio. Mr. Bitar also served as Senior Investment Officer at Maguire Properties, Inc. from 2003 to 2008 and as Partner and Senior Financial Officer at Maguire Partners from 1987 to 2003. Mr. Bitar graduated Magna Cum Laude from California State University, Los Angeles, with a Bachelor of Business Administration degree and is a Certified Public Accountant in the State of California.
David C. Rupert has been our Executive Vice President since our initial formation. Mr. Rupert also serves as Executive Vice President of our Advisor, a position he has held since our Advisor's initial formation. In addition, Mr. Rupert serves as Executive Vice President of GCEAR, a position he has held since June 2015; and as President of our sponsor, having re-joined our sponsor in September 2010. Mr. Rupert previously served as President of GCEAR from July 2012 through June 2015. Mr. Rupert's more than 30 years of commercial real estate and finance experience includes over $9 billion of transactions executed on four continents: North America, Europe, Asia and Australia. From July 2009 to August 2010, Mr. Rupert co-headed an opportunistic hotel fund in partnership with The Olympia Companies, a hotel owner-operator with more than 800 employees, headquartered in Portland, Maine. From March 2008 through June 2009 Mr. Rupert was a partner in a private equity firm focused on Eastern Europe, in particular extended stay hotel and multifamily residential development, and large-scale agribusiness in Ukraine. Mr. Rupert previously served as Chief Operating Officer of our sponsor from August 1999 through February 2008. From 1999-2000, Mr. Rupert served as President of CB5, a real estate and restaurant development company that worked closely with the W Hotel division of Starwood Hotels. From 1997-1998 Mr. Rupert provided consulting services in the U.S. and UK to Lowe Enterprises, a Los Angeles-headquartered institutional real estate management firm. From 1986-1996, Mr. Rupert was employed at Salomon Brothers in New York, where he served in various capacities, including the head of REIT underwriting, and provided advice, raised debt and equity capital and provided brokerage and other services for leading public and private real estate institutions and entrepreneurs. Since 1984, Mr. Rupert has served on the Advisory Board to Cornell University's Endowment for Real Estate Investments, and in August 2010 Mr. Rupert was appointed Co-Chairman of this Board. For more than 15 years, Mr. Rupert has lectured in graduate-level real estate and real estate finance courses in Cornell's masters-level Program in Real Estate, where he is a founding Board Member. Mr. Rupert received his B.A. degree from Cornell in 1979 and his M.B.A. from Harvard in 1986.
Mary P. Higgins is a Vice President and our General Counsel, and has held these positions since our formation. Ms. Higgins is also the Vice President, General Counsel and Secretary of our Advisor and our sponsor. From our inception through June 2014, Ms. Higgins served as our Secretary. Ms. Higgins has also served as Vice President, General Counsel and Secretary of GCEAR since August 2008. Prior to joining our sponsor in August 2004, Ms. Higgins was a partner at the law firm of Wildman, Harrold, Allen & Dixon LLP in Chicago, Illinois. Ms. Higgins has been our sponsor's primary real estate transaction counsel for more than 10 years and has worked together with our sponsor's principals on nearly all of their acquisition, due diligence, leasing, financing and disposition activities during that time period. Ms. Higgins has over 20 years of experience representing both public and private real estate owners, tenants and investors in commercial real estate matters, including development, leasing, acquisitions, dispositions, and securitized and non-securitized financings. Representative transactions include sales and dispositions of regional malls, including some of the premier regional malls in the nation; sale of a golf course in an UPREIT structure; a $38 million credit tenant loan transaction; acquisition of various Florida office properties for a $150 million office property equity fund; representation of the ground lessor in a subordinated tenant development ground lease and a $350 million property roll up. Ms. Higgins additionally has extensive commercial leasing experience. Ms. Higgins earned her undergraduate degree in Law Firm Administration from Mallinckrodt College (now part of Loyola University) and her J.D. degree from DePaul University College of Law, both of which are located in Illinois.
Howard S. Hirsch is a Vice President and our Secretary, and has held these positions since June 2014. Mr. Hirsch also serves as Vice President and General Counsel - Securities of our sponsor, positions he has held since June 2014, and Vice President and Secretary of our Advisor, positions he has held since November 2014. In addition, Mr. Hirsch serves as Vice President and Assistant Secretary of GCEAR, positions he has held since January 2015; as Vice President and Assistant Secretary of GIA Real Estate Fund positions he has held since January 2015; and as Vice President and Assistant Secretary of GIA Credit Fund, positions he has held since January 2017. He also serves as a member of the investment committee of the advisor of GIA Credit Fund. Prior to joining our sponsor in June 2014, Mr. Hirsch was a shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, from July 1999 through July 2007, Mr. Hirsch worked at the law firm of Holland and Knight LLP in Atlanta, Georgia, where he was an associate and then a partner. Mr. Hirsch has over 18 years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch's experience also includes registrations under the Securities Act of 1933 and the 1940 Act, reporting under the Securities Exchange Act of 1934, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, Financial Industry Regulatory Authority ("FINRA"), and "Blue Sky" regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. degree from Indiana University and his J.D. degree from The John Marshall Law School in Chicago, Illinois.
Don G. Pescara is our Vice President - Acquisitions, and has held that position since our formation. Mr. Pescara is also the Managing Director - Acquisitions for our Advisor and our sponsor. Mr. Pescara has also served as Vice President - Acquisitions for GCEAR since August 2008. Mr. Pescara is responsible for our sponsor's activities in the midwestern U.S. and is based in the firm's Chicago office. Prior to joining our sponsor in January 1997, Mr. Pescara was a Director at Cohen Financial in the Capital Markets Unit, responsible for all types of real estate financing including private placements of both debt and equity, asset dispositions, and acquisitions on behalf of Cohen's merchant banking group. Prior to joining Cohen, Mr. Pescara was a Director at CB Commercial Mortgage Banking Group. During his more than 25-year career, Mr. Pescara has been responsible for many innovative financing programs, including structuring corporate sale/leaseback transactions utilizing synthetic and structured lease bond financing. Formerly Co-Chairman of the Asian Real Estate Association, Mr. Pescara was responsible for creating a forum for idea exchange between Pacific Rim realty investors and their United States counterparts. An active member of the Urban Land Institute, Mortgage Bankers Association and the International Council of Shopping Centers, Mr. Pescara is a graduate of the University of Illinois at Urbana-Champaign with a B.A. in Economics and a minor in Finance and is a licensed Illinois Real Estate Broker.
Julie A. Treinen is our Vice President - Asset Management, and has held that position since our formation. Ms. Treinen is also the Managing Director - Asset Management for our Advisor and our sponsor where she is responsible for all of the firms' asset management activities. Ms. Treinen also currently serves as Vice President - Asset Management for GCEAR, a position she has held since August 2008. Before joining our sponsor in September 2004, Ms. Treinen was a Vice President at Cornerstone Real Estate Advisers, Inc., a Hartford-based, SEC-registered real estate investment and advisory firm with $4.6 billion of assets under management. During her five years at Cornerstone, Ms. Treinen managed the acquisition diligence of approximately 1.2 million square feet of existing assets totaling $238 million, the development of five apartment joint venture projects totaling $152 million, and the disposition of five properties totaling $125 million. Ms. Treinen was also the senior asset manager for a $400 million portfolio of office, industrial and apartment investments. Prior to joining Cornerstone, from 1996 to 1999, Ms. Treinen was Director, Field Production at Northwestern Mutual Life in Newport Beach where she initiated, negotiated, and closed three development projects totaling over $100 million and three mortgage originations totaling over $100 million, and acquired four existing assets totaling over $50 million. Prior to joining Northwestern, from 1989 to 1996, Ms. Treinen was a Vice President at Prudential Realty Group in Los Angeles. Over the course of her seven-year tenure at Prudential, Ms. Treinen originated over $235 million in new commercial mortgage loans, structured and negotiated problem loan workouts, note sale and foreclosures totaling over $140 million and managed a portfolio of office, industrial and apartment investments totaling approximately $500 million. Prior to the real estate industry, Ms. Treinen spent several years in finance and as a certified public accountant. Ms. Treinen holds an M.B.A. degree from the University of California at Berkeley and a B.A. degree in Economics from the University of California at Los Angeles.
Samuel Tang is one of our independent directors and is the chairperson of our audit committee and a member of our nominating and corporate governance committee and compensation committee. Mr. Tang has over 25 years of experience in private equity and real estate investing. From 2008 to the present, Mr. Tang has been a Managing Partner of TriGuard Management LLC, an entity which he co-founded and which acquires private equity fund-of-funds in the secondary market and serves as a platform for other private equity investment businesses. He is also a co-founder and Managing Partner of Montauk TriGuard Management Inc. since 2004 to the present, where he is responsible for sourcing, analyzing, structuring, and closing the acquisition of private equity funds in the secondary market. From 1999 to 2004, Mr. Tang was Managing Director, Equities, of Pacific Life Insurance Company, where he co-chaired the workout committee to maximize recovery on bond investments and worked on various strategic and direct equity investments. Before joining Pacific Life Insurance Company, from 1989 to 1999, he was a Managing Partner at The Shidler Group, a specialized private equity firm focused on finance, insurance and real estate companies. Mr. Tang was also previously a Manager in Real Estate Consulting with KPMG Peat Marwick Main and a Senior, CPA with Arthur Young. Mr. Tang has an M.B.A. in Finance from University of California, Los Angeles and a B.S. in Accounting from University of Southern California. Mr. Tang also currently serves in leadership positions, including as a member of the board of directors with several private equity fund advisory, corporate and charitable entities.
We believe that Mr. Tang’s extensive experience in the private equity and real estate industries support his appointment to our board of directors.
J. Grayson Sanders is one of our independent directors and is the chairperson of our compensation committee and a member of our audit committee and nominating and corporate governance committee. He has been one of our independent directors since March 2016. Mr. Sanders also serves as an independent director on the board of GAHR III, a position he has held since February 2014. Since March 2013, Mr. Sanders has served as the Co-Founder, President and Chief Investment Officer of PREDEX Capital Management, a registered investment adviser. Mr. Sanders has also served as the Co-Founder and Chief Executive Officer of Mission Realty Advisors, the majority owner of PREDEX Capital Management and provider of advisory and equity capital raising services to institutional quality real estate operators, since February 2011. From March 2009 to March 2010, Mr. Sanders served as Chief Executive Officer of Steadfast Capital Markets Group, where he managed the development and registration of Steadfast Income REIT, a non-traded REIT, and oversaw the development of that company’s FINRA managing broker-dealer. From November 2004 to March 2009, Mr. Sanders served as President of CNL Fund Advisors Company in Orlando, where he created and managed a global REIT mutual fund, and served as President of CNL Capital Markets, which focused on wholesale distribution of non-traded REITs and private placements plus ongoing servicing of thousands of investors. Prior to joining CNL, Mr. Sanders served from 2000 to 2004 as a Managing Director with AIG Global Real Estate Investment Corp. in New York, where he managed product development and capital formation for several international real estate funds for large institutional investors investing in Europe, Asia and Mexico. From 1997 to 2000, Mr. Sanders was the Executive Managing Director for CB Richard Ellis Investors where he was involved in product development and placement with institutional investors. From 1991 to 1996, Mr. Sanders served as the Director of Real Estate Investments for Ameritech Pension Trust, where he managed a $1.5 billion real estate portfolio within the $13 billion defined benefit plan. Mr. Sanders has also previously served on the board of directors of both the Pension Real Estate Association and the National Association of Real Estate Investment Trusts, where he was Co-Chairman of its Institutional Investor Committee. He has also served on the board of directors of several non-profits. Mr. Sanders has been a frequent speaker at trade association events and other forums over his entire career and holds FINRA series 7, 24 and 63 licenses. Mr. Sanders received a B.A. in History from the University of Virginia and an M.B.A. from Stanford Business School. He attended Officer Candidate School and served for over four years in the Navy, attaining the rank of Lieutenant.
We believe that Mr. Sanders' decades of experience in the real estate industry, including as a director of a non-traded REIT, and his significant experience raising equity capital support his appointment to our board of directors.
Kathleen S. Briscoe is one of our independent directors and is the chairperson of our nominating and corporate governance committee and a member of our audit committee and compensation committee. She has been one of our independent directors since March 2016. Since March 2018, Ms. Briscoe has served as a Partner and Chief Capital Officer at Dermody Properties. She has also served as an advisor to Arixa Capital since November 2017. From March 2016 to March 2017, Ms. Briscoe served as a consultant at Cordia Capital Management, LLC, a privately owned real estate investment management company, where from November 2013 to March 2016, she held the positions of Chief Operating Officer and Chief Investment Officer for real estate, overseeing approximately $100 million of commercial real estate investments per year throughout the Western United States. From November 2011 to November 2013, Ms. Briscoe was a real estate consultant with Institutional Real Estate, Inc. and Crosswater Realty Advisors. From 2009 to 2011, Ms. Briscoe was the Chief Investment Officer for the IDS Real Estate Group in Los Angeles, California, where she managed two joint ventures with CalSTRS. From 2008 to 2009, Ms. Briscoe was a real estate consultant with Crosswater Realty Advisors, where she worked with CalPERS analyzing its real estate fund managers. From 2007 to 2008, she was a Managing Director and the head of the Los Angeles office for Buchanan Street Partners, a real estate investment management company. From 1987 to 2007, Ms. Briscoe was a Shareholder at Lowe Enterprises, a real estate investment, asset management, and development company, where she managed the firm’s investment clients, was a key member of a value-add private REIT, managed a portfolio, and served on the Executive Committee and as a voting member of the Investment Committee. Ms. Briscoe received a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. Ms. Briscoe is an independent director of the Resmark Companies, a national private equity firm focused on real estate. Ms. Briscoe is a council member of the Urban Land Institute, an advisory board member for Institutional Real Estate, Inc., has been an executive member of the National Association of Real Estate Investment Managers, and is active in a number of other real estate organizations.
We believe Ms. Briscoe's years of experience in real estate investing and investment management experience, as well as her background in the commercial real estate industry generally, support her appointment to our board of directors.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security (collectively, the "Reporting Persons") to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5). Reporting Persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2017 or written representations that no additional forms were required, to the best of our knowledge, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act, except for the following: Kevin A. Shields filed one late Form 4, reporting four transactions. There are no known failures to file a required Form 3, Form 4 or Form 5.
Code of Ethics
Our board of directors adopted a Code of Ethics and Business Conduct on July 21, 2014, which was amended and restated on November 2, 2016 (the "Code of Ethics") and which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors, and employees and officers of our Advisor and its affiliates, who perform material functions for us. We make sure that each individual subject to the Code of Ethics acknowledges reviewing and receipt thereof. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics.

A copy of the Code of Ethics is available in the "Corporate Governance" section of our website, www.griffincapital.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.
Director Nominations
During the year ended December 31, 2017, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Audit Committee
The board of directors has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which assists the board of directors in fulfilling its responsibilities to stockholders concerning the Company's financial reporting and internal controls and facilitates open communication among the audit committee, board of directors, outside auditors and management. Our audit committee adopted a charter on July 21, 2014, which was most recently amended and restated on March 2, 2016 (the "Audit Committee Charter"), and was ratified by our board of directors. A copy of our Audit Committee Charter is available in the "Corporate Governance" section of our website, www.griffincapital.com. The audit committee assists our board of directors by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; (5) considering the range of audit and non-audit fees; and (6) reviewing the adequacy of our internal accounting controls. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.
The members of the audit committee are our three independent directors, Samuel Tang, Kathleen S, Briscoe, and J. Grayson Sanders, each of whom is also independent as defined in Rule 10A-3 under the Exchange Act, with Mr. Tang serving as Chairperson of the audit committee. Our board of directors has determined that Mr. Tang satisfies the requirements for an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K and has designated Mr. Tang as the audit committee financial expert in accordance with applicable SEC rules.
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis - Executive Compensation
We do not compensate our executive officers for services rendered to us.  We do not currently intend to pay any compensation directly to our executive officers. As a result, we do not have, and our compensation committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future, the compensation committee will review all forms of compensation and approve all equity-based awards. If we compensated our executive officers directly, the following executive officers would be considered the Company's "Named Executive Officers" as defined in Item 402 of Regulation S-K for the fiscal year ended December 31, 2017:

•	Kevin A. Shields, Chief Executive Officer;

•	Javier F. Bitar, Chief Financial Officer;

•	Michael J. Escalante, President;

•	David C. Rupert, Executive Vice President; and

•	Howard S. Hirsch, Vice President and Secretary.

Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us.  We pay these entities fees and reimburse expenses pursuant to our advisory agreement. Certain of these reimbursements to our Advisor include reimbursements of a portion of the compensation paid by our Advisor and its affiliates to our Named Executive Officers for services provided to the Company, for which we do not pay our Advisor a fee. For the year ended December 31, 2017, these reimbursements to our Advisor totaled approximately $0.9 million. Of this amount, $0.4 million was attributed to Mr. Bitar, $0.1 million was attributed to Mr. Rupert and $0.2 million was attributed to Mr. Hirsch. No reimbursements were attributed to Mr. Shields or Mr. Escalante. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such Named Executive Officer spends on our affairs. Our compensation committee does not determine these amounts, but does review with management the allocations of time to the Company and determines that such allocations are fair and reasonable to the Company. Our Named Executive Officers receive significant additional compensation from our Advisor and its affiliates that we do not reimburse.
Compensation Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has determined that the Compensation Discussion and Analysis - Executive Compensation be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
J. Grayson Sanders (Chairperson)
Samuel Tang
Kathleen S. Briscoe
March 8, 2018
The preceding Compensation Report to stockholders is not "soliciting material" and is not deemed "filed" with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Director Compensation
Summary Compensation Table
The following table provides a summary of the compensation earned by our directors for the year ended December 31, 2017:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Kevin A. Shields	$—	$—	$—	$—	$—	$—	$—
Michael J. Escalante	—	—	—	—	—	—	—
Samuel Tang	60,500	112,090	—	—	—	—	172,590
J. Grayson Sanders	58,000	112,090	—	—	—	—	170,090
Kathleen S. Briscoe	60,000	112,090	—	—	—	—	172,090
Total	$178,500	$336,270	$—	$—	$—	$—	$514,770

We believe that our director compensation program is competitive with those of similarly situated companies in our industry, and further aligns the interests of our directors with those of our stockholders.  In establishing our director compensation, we have taken note of and considered compensation paid by similarly situated companies in our industry, but we have not performed systematic reviews of such compensation nor engaged in benchmarking.  Consequently, information about other companies' specific compensation policies has not been a primary consideration in forming our director compensation policies and decisions.  Like many other companies, we issue restricted stock awards to our directors, in addition to providing for an annual retainer.  We have found that the value of these compensation components may be difficult to measure, and therefore believe that comparing them in an objective way to similar arrangements developed by other companies may be of limited value.
Our compensation committee fulfills all of the responsibilities with respect to employee, officer and director compensation. Because we do not have any employees and our executive officers do not receive any compensation directly from us, these responsibilities are limited to setting director compensation and administering our Employee and Director Long-Term Incentive Plan (the “Plan”). Our non-director officers have no role in determining or recommending director compensation. Directors who are also officers of the Company do not receive any special or additional remuneration for service on our board of directors or any of its committees. Each non-employee independent director received compensation for services on our board of directors and its committees as provided below.
On March 7, 2017, our board of directors adopted a Director Compensation Plan (the "Director Compensation Plan"). The Director Compensation Plan governs cash and equity compensation to the independent directors.
Cash Compensation to Directors
Pursuant to our Director Compensation Plan, for the year ended December 31, 2017, we paid each of our independent directors a retainer of $40,000, plus $1,000 for each board of directors or committee meeting the independent director attended in person or by telephone ($2,000 for attendance by the Chairperson of the audit committee at each meeting of the audit committee and $1,500 for attendance by the Chairperson of any other committee at each of such committee's meetings). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $3,000 per day ($3,500 for the Chairperson of the audit committee if there was a meeting of such committee).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors.
Employee and Director Long-Term Incentive Plan Awards to Independent Directors
The Plan was approved and adopted on April 22, 2014, prior to the commencement of our IPO in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights and other equity-based awards, including, but not limited to, restricted stock. As of the year ended December 31, 2017, we had issued 36,000 shares pursuant to the Plan.
Pursuant to the Plan and the Director Compensation Plan, we issued 5,000 shares of restricted stock to each independent director on January 18, 2017, which are fully vested (the "Initial Restricted Stock Awards") and 7,000 shares of restricted stock to each independent director on June 14, 2017 upon each of their respective re-elections to our board of directors, which vested 50% at the time of grant and will vest 50% upon the first anniversary of the grant date, subject to the independent director's continued service as a director during such vesting period (the "Annual Restricted Stock Awards"). Such Annual Restricted Stock Award consists of 1,000 shares of restricted stock under Section 7.4 of the Plan and an additional 6,000 shares of restricted stock. The Annual Restricted Stock Awards will immediately vest in the event of certain liquidation events, as defined in the Annual Restricted Stock Awards. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.

The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of February 28, 2018, approximately 7,718,782 shares were available for future issuance under the Plan. The term of the Plan is ten years. Upon our earlier dissolution or liquidation, upon our reorganization, merger or consolidation with one or more corporations as a result of which we are not the surviving corporation, or upon sale of all or substantially all of our properties, the Plan will terminate, and provisions will be made for the assumption by the successor corporation of the awards granted or the replacement of the awards with similar awards with respect to the stock of the successor corporation, with appropriate adjustments as to the number and kind of shares and exercise prices. Alternatively, rather than providing for the assumption of awards, our compensation committee, may either (1) shorten the period during which awards are exercisable, or (2) cancel an award upon payment to the participant of an amount in cash that the compensation committee determines is equivalent to the amount of the fair market value of the consideration that the participant would have received if the participant exercised the award immediately prior to the effective time of the transaction.
In the event that our compensation committee determines that any distribution, recapitalization, stock split, reorganization, merger, liquidation, dissolution or sale, transfer, exchange or other disposition of all or substantially all of our assets, or other similar corporate transaction or event, affects the stock such that an adjustment is appropriate in order to prevent dilution or enlargement of the benefits or potential benefits intended to be made available under the Plan or with respect to an award, then the compensation committee shall, in such manner as it may deem equitable, adjust the number and kind of shares or the exercise price with respect to any award.
Compensation Committee Interlocks and Insider Participation
The directors who served as members of our compensation committee during the year ended December 31, 2017 were Messrs. Tang and Sanders and Ms. Briscoe, our independent directors. No member of the compensation committee was an officer or employee of the Company while serving on the compensation committee. During the year ended December 31, 2017, Mr. Shields also served as a director of GCEAR, one of whose executive officers, Mr. Escalante, served on our board of directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 28, 2018, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our current directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 77,187,820 shares of common stock outstanding as of February 28, 2018.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock		Percent of Class
Kevin A. Shields, Chairman of the Board of Directors and Chief Executive Officer	542,520	(3)	*
Michael J. Escalante, Director and President	—		—
Javier F. Bitar, Chief Financial Officer and Treasurer	—		—
David C. Rupert, Executive Vice President	—		—
Howard S. Hirsch, Vice President and Secretary	—		—
Samuel Tang, independent director	8,521	(4)	*
J. Grayson Sanders, independent director	8,521	(4)	*
Kathleen S. Briscoe, independent director	8,521	(4)	*
All directors and current executive officers as a group (11 persons)	568,084	(3)	*
* Represents less than 1% of our outstanding common stock as of February 28, 2018.

(1)	The address of each beneficial owner listed is Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

(2)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following February 28, 2018. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Consists of shares owned by our Advisor and Griffin Capital Vertical Partners, L.P., both of which are indirectly owned and/or controlled by Mr. Shields.

(4)
Each independent director was awarded 5,000 shares of restricted stock on January 18, 2017, which are fully vested and 7,000 shares of restricted stock on June 14, 2017, 3,500 shares of which are fully vested with the remaining 3,500 shares vesting on June 14, 2018, subject to the continued service of such independent director.

Equity Compensation Plan Information

On April 22, 2014, our board of directors adopted the Plan in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue stock-based awards to our directors and full-time employees (should we ever have employees), executive officers and full-time employees of our Advisor and its affiliates that provide services to us and who do not have any beneficial ownership of our Advisor and its affiliates, entities and full-time employees of entities that provide services to us, and certain consultants to us, our Advisor and its affiliates that provide services to us.
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2017, awards totaling 36,000 shares of restricted stock have been granted to our independent directors under the Plan.
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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2017:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	7,717,528
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	7,717,528

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2017, we had 77,175,283 outstanding shares of common stock, including shares issued pursuant to the DRP and our stock distributions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
General
Certain of our executive officers and one of our directors hold ownership interests in and are officers of our sponsor, our Advisor, our Operating Partnership, our property manager, and other affiliated entities. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities, including GCEAR, GAHR III, GAHR IV, GIA Real Estate Fund, and GIA Credit Fund; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our property manager.
Our nominating and corporate governance committee will consider and act on any conflicts-related matter required by our charter or otherwise permitted by Maryland General Corporation Law ("MGCL") where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our Advisor and its affiliates. In addition, our charter contains a number of restrictions relating to (1) transactions we enter into with our Advisor and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities.
Our independent directors reviewed the material transactions between us and our affiliates during the year ended December 31, 2017. As described in more detail below, we are currently a party to four types of agreements giving rise to material transactions between us and our affiliates: our advisory agreement, our operating partnership agreement, our property management agreements, and our dealer manager agreement. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to us.
Advisory Agreement
Our Advisor was formed in Delaware in November 2013 and is owned by our sponsor, through a series of holding companies. Some of our officers and directors are also officers of our Advisor. Our Advisor has contractual responsibility to us and our stockholders pursuant to the Amended and Restated Advisory Agreement dated September 20, 2017 (the "Advisory Agreement").
Our Advisor manages our day-to-day activities pursuant to our Advisory Agreement. Pursuant to our Advisory Agreement, we are obligated to reimburse our Advisor for certain services and payments, including payments made by our Advisor to third parties, including in connection with potential acquisitions. Under our Advisory Agreement, our Advisor has undertaken to use its commercially reasonable efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our board of directors. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, shall, among other duties and subject to the authority of our board of directors:

•	find, evaluate, present and recommend to us investment opportunities consistent with our investment policies and objectives;

•	serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and our investment policies;

•	perform due diligence and prepare and obtain reports regarding prospective investments;

•	provide supporting documentation and recommendations necessary for the board of directors to evaluate proposed investments;

•	acquire properties and make investments on our behalf in compliance with our investment objectives and policies;

•	structure and negotiate the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	monitor applicable markets, obtain reports and evaluate the performance and value of our investments;

•	implement and coordinate the processes with respect to the calculation of NAV and obtain appraisals performed by independent third-party appraisal firms concerning the value of properties;

•	supervise our independent valuation firm and monitor its valuation process to ensure that it complies with our valuation procedures;

•	review and analyze each property’s operating and capital budget;

•	arrange, structure and negotiate financing and refinancing of properties;

•	perform all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•
consult with our officers and board of directors and assist the board of directors in formulating and implementing our financial policies, operational planning services and portfolio management functions;

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
The term of our Advisory Agreement is one year and will end on September 19, 2018, but may be renewed for an unlimited number of successive one-year periods. However, a majority of our independent directors must approve the Advisory Agreement and the fees thereunder annually prior to any renewal, and the criteria for such renewal shall be set forth in the applicable meeting minutes. The independent directors will determine at least annually that our total fees and expenses are reasonable in light of our investment performance, our net income, and the fees and expenses of other comparable unaffiliated REITs. Each such determination shall be reflected in the applicable meeting minutes. Additionally, any party may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice. If we elect to terminate the Advisory Agreement, we will be required to obtain the approval of a majority of our independent directors. In the event of the termination of our Advisory Agreement, our Advisor will be required to cooperate with us and take all reasonable steps requested by us to assist our board of directors in making an orderly transition of the advisory function.
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
Under the terms of our Advisory Agreement, our Advisor is entitled to receive an advisory fee that will be payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.25% of the NAV for each class of common stock for each day. We will not pay the Advisor any acquisition, financing or other similar fees from proceeds raised in the Follow-On Offering in connection with making investments.
Generally, we are required under the Advisory Agreement to reimburse our Advisor for organization and offering costs as and when incurred. Our Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units in our Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. The Advisory Agreement also requires our Advisor to reimburse us within 60 days after the end of the month in which a public offering terminates, to the extent that organization and offering expenses, including sales commissions, dealer manager fees, distribution fees, and any additional underwriting compensation, are in excess of 15% of gross proceeds from the public offering.
The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Our operating expenses shall (in the absence of a satisfactory showing to the contrary) be deemed to be excessive, and our Advisor must reimburse us in the event our total operating expenses for the 12 months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2017, our expenses were within such limits.
Operating Partnership Agreement
On September 20, 2017, we entered into a Third Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Advisor. We conduct substantially all of our operations through the Operating Partnership, of which we are the general partner. Our Advisor has a special limited partnership interest in the Operating Partnership and is a party to the operating partnership agreement.
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), our Advisor will be entitled to receive a performance distribution from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5.5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the operating partnership agreement). Such distribution will be made annually and accrue monthly. The performance distribution for the year ended December 31, 2017 was $2.4 million.
Property Management Agreements
Griffin Capital Essential Asset Property Management II, LLC, our property manager, is wholly owned by Griffin Capital Property Management, LLC. Our sponsor, through a series of holding companies, is the owner of Griffin Capital Property Management, LLC. Our property manager manages our properties pursuant to our property management agreements.

We expect that we will contract directly with non-affiliated third party property managers with respect to our individual properties. In such event, or in the event an individual property is self-managed by the tenant, we will pay our property manager an oversight fee equal to 1% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties, as well as certain allocations of office, administrative, and supply costs. Our property manager may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units in our Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. In the event that we contract directly with our property manager with respect to a particular property, we will pay the property manager up to 3%, or greater if the lease so allows, of the gross monthly revenues collected for each property it manages, plus reimbursable costs as applicable. Our property manager may pay some or all of these fees to third parties with whom it subcontracts to perform property management services. In no event will we pay both a property management fee to the property manager and an oversight fee to our property manager with respect to a particular property.
In addition, we may pay our property manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. Further, although a substantial majority of the properties that we intend to acquire are leased under net leases in which the tenants are responsible for tenant improvements, we may also pay our property manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which we are responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. Our property manager will also be entitled to a construction management fee of 5% of the cost of improvements.
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
Dealer Manager Agreement
Griffin Capital Securities, LLC, which is wholly owned by our sponsor through a holding company and is an affiliate of our Advisor, serves as our dealer manager.
Our dealer manager provides wholesaling, sales promotional and marketing services to us in connection with our Follow-On Offering. Specifically, our dealer manager ensures compliance with SEC rules and regulations and FINRA rules relating to the sales process. In addition, our dealer manager oversees participating broker-dealer relationships, assists in the assembling of prospectus kits, assists in the due diligence process and ensures proper handling of investment proceeds.
We commenced our Follow-On Offering on September 20, 2017. We are offering Class T shares, Class S shares, Class D shares and Class I shares in our Follow-On Offering.
Pursuant to the dealer manager agreement, we will pay to the dealer manager selling commissions of up to 3.0% of the total purchase price for each sale of Class T shares and selling commissions of up to 3.5% of the total purchase price for each sale of Class S shares. We will not pay to the dealer manager any selling commissions in respect of the purchase of any Class D shares, Class I shares or DRP shares. We also will pay to the dealer manager dealer manager fees of up to 0.5% of the total purchase price for each sale of Class T shares. We will not pay to the dealer manager any dealer manager fees in respect of the purchase of any Class S shares, Class D shares, Class I shares or DRP shares. Substantially all of the selling commissions and dealer manager fees may be reallowed by the dealer manager to the participating broker-dealers who sold the shares giving rise to such selling commissions and dealer manager fees. In addition, subject to FINRA’s limitations on underwriting compensation, we will pay to the dealer manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily and is paid monthly in arrears and is calculated based on the average daily NAV for the applicable month (the “Average NAV”).  The distribution fees for the different share classes are as follows: (i) for Class T shares, 1/365th of 1.0%

of the Average NAV of the outstanding Class T shares for each day, consisting of an advisor distribution fee of 1/365th of 0.75% and a dealer distribution fee of 1/365th of 0.25% of the Average NAV of the Class T shares for each day; (ii) for Class S shares, 1/365th of 1.0% of the Average NAV of the outstanding Class S shares for each day; and (iii) for Class D shares, 1/365th of 0.25% of the Average NAV of the outstanding Class D shares for each day. The dealer manager is not entitled to any distribution fee with respect to Class I shares.
We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder's account at the end of the month in which the dealer manager in conjunction with the transfer agent determines that total selling commissions, dealer manager fees and distribution fees paid with respect to all shares from the Follow-On Offering held by such stockholder within such account would exceed, in the aggregate, 9% (or a lower limit as set forth in any applicable agreement between the dealer manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the DRP with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under the DRP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share. In addition, we will cease paying the distribution fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of our shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets, including any liquidation of us or (iii) the date following the completion of the primary portion of the Follow-On Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Follow-On Offering, including selling commissions, dealer manager fees, the distribution fee and other underwriting compensation, is equal to 9% of the gross proceeds from the primary offering.
Our dealer manager has entered into participating dealer agreements with certain other broker-dealers authorizing them to sell our shares. Upon sale of our shares by such broker-dealers, our dealer manager re-allows all of the sales commissions paid in connection with sales made by these broker-dealers. Our dealer manager may also re-allow to these broker-dealers a portion of the dealer manager fee as marketing fees, reimbursement of certain costs and expenses of attending training and education meetings sponsored by our dealer manager, payment of attendance fees required for employees of our dealer manager or other affiliates to attend retail seminars and public seminars sponsored by these broker-dealers, or to defray other distribution-related expenses. The dealer manager will re-allow the distribution fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will retain any such distribution fees to the extent a broker-dealer is not eligible to receive it for failure to provide such services.
We also pay an additional amount of gross offering proceeds as reimbursements to participating broker-dealers (either directly or through our dealer manager) for bona fide accountable due diligence expenses incurred by such participating broker-dealers. Such reimbursement of due diligence expenses may include travel, lodging, meals and other reasonable out-of-pocket expenses incurred by participating broker-dealers and their personnel when visiting our office to verify information relating to us and our offerings and, in some cases, reimbursement of the allocable share of actual out-of-pocket expenses of internal due diligence personnel of the participating broker-dealer conducting due diligence on the offering.
Fees Paid to Our Affiliates
For details regarding the related party costs and fees incurred, paid and due to affiliates as of December 31, 2017, and due to affiliates as of December 31, 2016, please see Note 10, Related Party Transactions, to the consolidated financial statements.
Director Independence
While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our board of directors and each committee of our board of directors are "independent" as determined by our board of directors by applying the definition of "independent" adopted by the New York Stock Exchange ("NYSE"), consistent with the NASAA Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our board of directors has determined that Messrs. Tang and Sanders and Ms. Briscoe each meet the relevant definition of "independent" and has no material relationship with the Company other than by virtue of his or her service on our board of directors. Our audit, compensation, and nominating and corporate governance committees are comprised entirely of independent directors.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Auditor
The audit committee reviewed the audit and non-audit services performed by Ernst & Young LLP ("Ernst & Young"), as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2017 and 2016, respectively, are set forth in the table below.

	2017	2016
Audit Fees	$446,679	$661,605
Audit-Related Fees	—	—
Tax Fees	113,744	82,614
All Other Fees	1,250	1,250
Total	$561,673	$745,469
For purposes of the preceding table, the professional fees are classified as follows:
•Audit Fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.
•Audit-Related Fees - These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•Tax Fees - These are fees for all professional services performed by professional staff in our independent auditor's tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•All Other Fees - These are fees for other permissible services that do not meet one of the above-described categories, including assistance with internal audit plans and risk assessments.
Audit Committee Pre-Approval Policies
The Audit Committee Charter imposes a duty on the audit committee to pre-approve all auditing services performed for the Company by our independent auditor, as well as all permitted non-audit services (including the fees and terms thereof) in order to ensure that the provision of such services does not impair the auditor's independence. In determining whether or not to pre-approve services, the audit committee considers whether the service is permissible under applicable SEC rules. The audit committee may, in its discretion, delegate to one or more of its members the authority to pre-approve any services to be performed by our independent auditors, provided such pre-approval is presented to the full audit committee at its next scheduled meeting.
All services rendered by Ernst & Young in the year ended December 31, 2017 were pre-approved in accordance with the policies set forth above.

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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2017 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1
Dealer Manager Agreement and Participating Dealer Agreement dated September 18, 2017, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant's Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.4
Articles of Amendment to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.5
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on September 20, 2017, Commission File No. 333-217223

4.2
Form of Additional Investment Subscription Agreement, incorporated by reference to Appendix B of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on September 20, 2017, Commission File No. 333-217223

4.3
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Registrant's Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

4.4
Enrollment Form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant's Registration Statement on Form S-3D, filed on April 6, 2017, Commission File No. 333-217178

4.5	IPO Share Redemption Program, incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2017, SEC File No. 000-55605
4.6
Class T, Class S, Class D, and Class I Share Redemption Program, incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, filed on September 20, 2017, SEC File No. 000-55605

Exhibit No.	Description
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
10.3+
Griffin Capital Essential Asset REIT II, Inc.'s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, Commission File No. 000-55605

10.4+	Director Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, Commission File No. 000-55605
10.5	KeyBank Revolving Credit Facility dated December 12, 2014, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, SEC File No. 333-194280
10.6	Note payable to KeyBank dated December 12, 2014, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, SEC File No. 333-194280
10.7	Guaranty dated December 12, 2014, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on December 18, 2014, SEC File No. 333-194280
10.8
Increase Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, JPMorgan Chase Bank, Bank of America, Fifth Third Bank, and Suntrust Bank, incorporated by reference to Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2015, SEC File No. 333-194280

10.9
Joinder Agreement between Griffin Capital Essential Asset Operating Partnership II, L.P., KeyBank, and Associated Bank, National Association, incorporated by reference to Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-Q, filed on August 13, 2015, SEC File No. 333-194280

10.10
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

10.11
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

10.14	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.15	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.16	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.17	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.18	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.19	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.20	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.21
Purchase and Sale Agreement for 3535 Colonnade Parkway, Birmingham, Alabama dated December 22, 2016, incorporated by reference to Exhibit 99.1 to the Registrant's Current Report on Form 8-K, filed on December 29, 2016, SEC File No. 000-55605

Exhibit No.	Description
21.1
Subsidiaries of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 21.1 to the Registrant's Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

23.1*	Consent of Ernst & Young, LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended December 31, 2017 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss) (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 9, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 9, 2018
Kevin A. Shields

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 9, 2018
Javier F. Bitar

/s/ Michael J. Escalante	Director and President	March 9, 2018
Michael J. Escalante

/s/ J. Grayson Sanders	Independent Director	March 9, 2018
J. Grayson Sanders

/s/ Kathleen S. Briscoe	Independent Director	March 9, 2018
Kathleen S. Briscoe

/s/ Samuel Tang	Independent Director	March 9, 2018
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Capital Essential Asset REIT II, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT II, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2014.

Los Angeles, California
March 9, 2018

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Cash and cash equivalents	$33,164	$49,340
Restricted cash	12,886	14,221
Real estate:
Land	122,482	117,569
Building	815,721	787,999
Tenant origination and absorption cost	240,364	227,407
Construction in progress	299	80
Total real estate	1,178,866	1,133,055
Less: accumulated depreciation and amortization	(83,905)	(39,955)
Total real estate, net	1,094,961	1,093,100
Intangible assets, net	3,294	3,528
Due from affiliates	686	—
Deferred rent	22,733	5,424
Other assets, net	12,224	18,862
Total assets	$1,179,948	$1,184,475
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$355,561	$330,272
AIG Loan	126,287	126,200
Total debt	481,848	456,472
Restricted reserves	13,368	55,797
Accrued expenses and other liabilities	19,903	21,527
Distributions payable	1,689	1,494
Due to affiliates	16,896	22,481
Below market leases, net	51,295	55,319
Total liabilities	584,999	613,090
Commitments and contingencies (Note 11)
Common stock subject to redemption	32,405	16,930
Stockholders' equity:
Common Stock, $0.001 par value - Authorized: 800,000,000 and 700,000,000 shares as of December 31, 2017 and December 31, 2016, respectively;77,175,283 and 70,939,647 shares outstanding in aggregate, as of December 31, 2017 and December 31, 2016, respectively (1)	76	71
Additional paid-in capital	656,705	615,653
Cumulative distributions	(82,590)	(38,406)
Accumulated deficit	(12,672)	(23,788)
Accumulated other comprehensive income	949	841
Total stockholders' equity	562,468	554,371
Noncontrolling interests	76	84
Total equity	562,544	554,455
Total liabilities and equity	$1,179,948	$1,184,475

(1)	See Note 8, Equity, for the number of shares outstanding of each class of common stock as of December 31, 2017 and December 31, 2016.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenue:
Rental income	$89,797	$51,403	$21,216
Property expense recovery	17,584	11,409	3,933
Total revenue	107,381	62,812	25,149
Expenses:
Asset management fees to affiliates	8,027	6,413	2,624
Property management fees to affiliates	1,799	1,052	333
Advisory fees to affiliates	2,550	—	—
Property operating	6,724	4,428	1,317
Property tax	10,049	7,046	2,713
Acquisition fees and expenses to non-affiliates	—	1,113	3,058
Performance distribution to affiliates	2,394	—	—
Acquisition fees and expenses to affiliates	—	6,176	10,876
General and administrative	3,445	2,804	1,883
Corporate operating expenses to affiliates	2,336	1,622	1,937
Depreciation and amortization	43,950	27,894	12,061
Total expenses	81,274	58,548	36,802
Income (loss) before other income and (expenses)	26,107	4,264	(11,653)
Interest expense	(15,519)	(10,384)	(4,851)
Other income, net	531	13	—
Net income (loss)	11,119	(6,107)	(16,504)
Distributions to redeemable preferred unit holders	—	—	(398)
Preferred units redemption premium	—	—	(375)
Less: Net (income) loss attributable to noncontrolling interests	(3)	3	30
Net income (loss) attributable to common stockholders	$11,116	$(6,104)	$(17,247)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.15	$(0.12)	$(1.19)
Weighted average number of common shares outstanding, basic and diluted	75,799,415	50,712,589	14,479,960

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$11,119	$(6,107)	$(16,504)
Other comprehensive income (loss):
Change in fair value of swap agreement	108	841	—
Total comprehensive income (loss)	11,227	(5,266)	(16,504)
Distributions to redeemable preferred unit holders	—	—	(398)
Preferred units redemption premium	—	—	(375)
Less: comprehensive (income) loss attributable to noncontrolling interests	(3)	3	30
Comprehensive income (loss) attributable to common stockholders	$11,224	$(5,263)	$(17,247)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2014	1,133,773	$11	$9,838	$(72)	$(437)	$—	$9,340	$139	$9,479
Gross proceeds from issuance of common stock	26,897,208	16	268,957	—	—	—	268,973	—	268,973
Discount on issuance of common stock	—	—	(997)	—	—	—	(997)	—	(997)
Offering costs including dealer manager fees to affiliates	—	—	(27,514)	—	—	—	(27,514)	—	(27,514)
Distributions to common stockholders	—	—	—	(3,173)	—	—	(3,173)	—	(3,173)
Issuance of shares for distribution reinvestment plan	477,638	2	4,535	(4,537)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	(4,538)	—	—	—	(4,538)	—	(4,538)
Issuance of stock dividend	47,551	—	476	(476)	—	—	—	—	—
Additions to noncontrolling interests subject to redemption	—	—	—	(375)	—	—	(375)	—	(375)
Distributions for noncontrolling interest	—	—	—	375	—	—	375	(11)	364
Net loss	—	—	—	—	(17,247)	—	(17,247)	(30)	(17,277)
Balance December 31, 2015	28,556,170	$29	$250,757	$(8,258)	$(17,684)	$—	$224,844	$98	$224,942
Gross proceeds from issuance of common stock	40,700,406	$40	$406,423	$—	$—	$—	$406,463	$—	$406,463
Discount on issuance of common stock	—	—	(696)	—	—	—	(696)	—	(696)
Offering costs including dealer manager fees to affiliates	—	—	(43,340)	—	—	—	(43,340)	—	(43,340)
Distributions to common stockholders	—	—	—	(12,479)	—	—	(12,479)	—	(12,479)
Issuance of shares for distribution reinvestment plan	1,599,355	2	15,157	(15,159)	—	—	—	—	—
Repurchase of common stock	(167,442)	—	(1,627)	—	—	—	(1,627)	—	(1,627)
Additions to common stock subject to redemption	—	—	(13,531)	—	—	—	(13,531)	—	(13,531)
Issuance of stock dividends	251,158	—	2,510	(2,510)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net loss		—	—	—	(6,104)	—	(6,104)	(3)	(6,107)
Other comprehensive income	—	—	—	—	—	841	841	—	841

Balance December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	4,205,673	4	41,822	—	—	—	41,826	—	41,826
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	292	—	—	—	292	—	292
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(3,593)	—	—	—	(3,593)	—	(3,593)
Distributions to common stockholders	—	—	—	(19,427)	—	—	(19,427)	—	(19,427)
Issuance of shares for distribution reinvestment plan	2,358,188	2	22,206	(22,208)	—	—	—	—	—
Repurchase of common stock	(623,499)	(1)	(5,741)	—	—	—	(5,742)	—	(5,742)
Additions to common stock subject to redemption	—	—	(16,467)	—	—	—	(16,467)	—	(16,467)
Issuance of stock dividends	269,774	—	2,549	(2,549)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	11,116	—	11,116	3	11,119
Other comprehensive income	—	—	—	—	—	108	108	—	108
Balance December 31, 2017	77,175,283	$76	$656,705	$(82,590)	$(12,672)	$949	$562,468	$76	$562,544

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$11,119	$(6,107)	$(16,504)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of building and improvements	20,194	11,630	4,916
Amortization of tenant origination and absorption costs	23,756	16,264	7,145
Amortization of above and below market leases	(4,573)	(3,592)	(1,858)
Amortization of deferred financing costs	1,106	1,196	514
Deferred rent	(17,308)	(3,924)	(1,500)
Stock based compensation	292	—	—
Unrealized loss (gain) on interest rate swap	83	(155)	—
Change in operating assets and liabilities:
Other assets, net	4,590	(1,040)	(2,065)
Accrued expenses and other liabilities, net	(2,615)	3,094	6,271
Due to affiliates, net	3,068	(922)	146
Net cash provided by (used in) operating activities	39,712	16,444	(2,935)
Investing Activities:
Acquisition of properties, net	(44,234)	(538,845)	(479,198)
Restricted reserves	(42,430)	(3,541)	—
Improvements to real estate	(21)	(40)	—
Payments for construction in progress	(772)	(80)	—
Real estate acquisition deposits	250	8,700	(6,950)
Net cash used in investing activities	(87,207)	(533,806)	(486,148)
Financing Activities:
Proceeds from borrowings - Credit Facility	24,300	249,900	286,050
Proceeds from borrowings - AIG Loan	—	—	126,970
Principal payoff of indebtedness - Credit Facility	—	(55,000)	(147,492)
Deferred financing costs	(30)	(1,578)	(2,186)
Issuance of common stock, net of offering costs	30,699	383,170	240,596
Issuance of preferred units subject to redemption	—	—	73,260
Redemption of preferred units	—	—	(73,260)
Repurchase of common stock	(5,742)	(1,627)	—
Distributions paid to common stockholders	(19,232)	(11,541)	(2,632)
Distributions paid to noncontrolling interests	(11)	(11)	(11)
Distributions paid to preferred units subject to redemption	—	—	(398)
Preferred offering costs	—	—	(375)
Net cash provided by financing activities	29,984	563,313	500,522
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,511)	45,951	11,439
Cash, cash equivalents and restricted cash at the beginning of the period	63,561	17,610	6,171
Cash, cash equivalents and restricted cash at the end of the period	$46,050	$63,561	$17,610
Supplemental disclosure of cash flow information:
Cash paid for interest	$13,116	$9,228	$2,616
Supplemental disclosures of non-cash investing and financing transactions:
Increase in fair value swap agreement	$108	$841	$—
Increase in Stock Servicing Fee Payable	$660	$17,449	$25
Increase in distributions payable to common stockholders	$195	$938	$541
Common stock issued pursuant to the distribution reinvestment plan	$22,208	$15,158	$4,515
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization

Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law and qualified as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and has used a substantial amount of the net proceeds from its initial public offering ("IPO") to invest in such properties. The Company’s year end is December 31.
Griffin Capital Company, LLC, a Delaware limited liability company (the “Sponsor”), is the sponsor of the Company. The Sponsor, which was formerly known as Griffin Capital Corporation, began operations in 1995 to engage principally in acquiring and developing office and industrial properties. Kevin A. Shields, the Company's Chief Executive Officer and Chairman of the Company's board of directors, controls the Sponsor.
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2017.
In 2014, the Company registered $2.2 billion in common shares in its IPO, consisting of $2.0 billion in common shares to be offered to the public in the primary portion of the IPO and $200.0 million in common shares for sale pursuant to the Company's distribution reinvestment plan (“DRP”). (See Note 8, Equity, for additional details.) In September 2016, the Company's board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, the Company continued to offer shares pursuant to the DRP under the Company's IPO registration statement through May 2017.
On April 6, 2017, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission ("SEC") for the registration of 3.0 million shares for sale pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
On September 20, 2017, the Company commenced a follow-on offering of up to $2.2 billion of shares (the "Follow-On Offering"), consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively.
The Company is offering to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares and Class I shares (the “New Shares”) with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees.
On September 20, 2017, an affiliated entity purchased 263,992 New Shares for $2.5 million.
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
The Dealer Manager is responsible for marketing the Company’s shares being offered pursuant to the Follow-On Offering. On September 18, 2017, the Company and the Dealer Manager entered into a dealer manager agreement for the Follow-On Offering. The dealer manager agreement may be terminated by either party upon prior written notice. See Note 10, Related Party Transactions, for additional details.
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
On September 20, 2017, the Company entered into an amended and restated advisory agreement (the "Advisory Agreement") with the Advisor and the Operating Partnership, which replaced the Original Advisory Agreement and modified various provisions including the fees and expense reimbursements payable to the Advisor. See Note 10, Related Party Transactions, for additional details.
On September 20, 2017, the Company, as general partner of the Operating Partnership, entered into a Third Amended and Restated Limited Partnership Agreement of the Operating Partnership (the "Third Amended and Restated Operating Partnership Agreement") on behalf of itself and the limited partners. The Third Amended and Restated Operating Partnership Agreement is substantially similar to the Company's prior limited partnership agreement, except that it has been updated to reflect changes to the distributions and fees to which the Advisor is entitled, include additional classes of Operating Partnership units, and make other conforming changes. See Note 10, Related Party Transactions, for additional details.
In connection with the Follow-On Offering, the Company's board of directors adopted an amended and restated DRP effective as of September 30, 2017 to include the New Shares under the DRP.
In connection with the Follow-On Offering, the Company’s board of directors adopted a share redemption program for the New Shares (the “New Share Redemption Program”). Under this program, stockholders of the New Shares are allowed to redeem their shares after a one-year holding period at a redemption price equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. The IPO Share Redemption Program (as defined in Note 8, Equity) remains available for stockholders who purchased shares in the Company’s IPO. See Note 8, Equity, for additional details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2017 and 2016.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At least quarterly, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of the Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. During the year ended December 31, 2017, the Company elected to early adopt Accounting Standards Update ("ASU") No. 2016-18 (as discussed below). As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.
Principles of Consolidation
The Company's financial statements, and the financial statements of the Company's Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2017 and 2016.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2017.
Restricted Cash
In conjunction with acquisitions of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. As of December 31, 2017, the Company had approximately $12.9 million in restricted cash, which includes tenant improvement funds.
Real Estate Purchase Price Allocation
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, (see “Recently Issued Accounting Pronouncements” below) that clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. This update is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements.
The Company adopted this accounting standard early effective October 1, 2016. As a result of the Company's adoption of ASU No. 2017-01, Business Combinations, the Company anticipates that many of its future acquisitions will be treated as asset acquisitions, which will result in a lower amount of acquisition-related costs being expensed on the Company's consolidated statement of operations, as the majority of those costs will be capitalized and included as part of the relative fair value allocation of the purchase price.
The Company applies the provisions in ASC 805-10, Business Combinations, to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as an asset acquisition (in rare cases, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes an asset acquisition, the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The valuation is measured based on the present value (using an interest rate, which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration below-market extension options for below-market leases. In addition, renewal options are considered and will be included in the valuation of in-place leases if (1) it is likely that the tenant will

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.
The aggregate relative fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and are included with real estate assets on the consolidated balance sheets. The intangible lease assets are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.
The determination of the relative fair values of the assets and liabilities acquired requires the use of significant assumptions about current market rental rates, rental growth rates, discount rates and other variables.
Depreciation and Amortization
The purchase price of real estate acquired and the costs related to development, construction, and property improvements are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant Origination and Absorption Cost	Remaining contractual lease term
In-place Lease Valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
If a lease is terminated or amended prior to its scheduled expiration, the Company will accelerate the remaining useful life of the unamortized lease-related costs.
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
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

through the future undiscounted operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment charge to the extent the carrying value exceeds the net present value of the estimated future cash flows of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. For the year ended December 31, 2017, the Company did not record any impairment charges related to its real estate assets or intangible assets.
Derivative Instruments and Hedging Activities
ASC Topic 815: Derivatives and Hedging ("ASC 815"), provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, ASC 815 requires qualitative disclosures regarding the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See Note 5, Interest Rate Contracts.
Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") for the year ended December 31, 2015. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to currently distribute at least 90% of the REIT’s ordinary taxable income to stockholders.  As a REIT, the Company generally will not be subject to federal income tax on taxable income that is distributed to stockholders.  If the Company fails to qualify as a REIT in any taxable year, after the Company initially qualifies to be taxed as a REIT, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions.  Such an event could materially adversely affect net income and net cash available for distribution to stockholders.  However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and intends to operate in the foreseeable future in such a manner that it will remain qualified as a REIT for federal income tax purposes.
The Company could engage in certain business activities that could have an adverse effect on its REIT qualification. The Company has elected to isolate these business activities in the books and records of the TRS. In general, the TRS may perform additional services for the Company’s tenants and generally may engage in any real estate or non-real estate related business. The TRS will be subject to corporate federal and state income tax. As of December 31, 2017, the TRS has not commenced operations.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2017 and December 31, 2016, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
The Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings per Share. ASC 260-10 requires retroactively adjusting the computations of basic and diluted earnings per share for all periods presented to reflect the change in capital structure, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per-share computations for those and any prior-period consolidated financial statements presented shall be based on the new number of shares.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging, that simplifies hedge accounting. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings. Current guidance requires a periodic recognition of hedge ineffectiveness in earnings.
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
The ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. For cash flow hedges in existence at the date of adoption, an entity is required to apply a cumulative-effect adjustment for previously recognized ineffectiveness from retained earnings to accumulated other comprehensive income ("AOCI"), as of the beginning of the fiscal year when an entity adopts the amendments in this ASU.
The Company utilizes interest rate hedge agreements to hedge a portion of exposure to variable interest rates primarily associated with borrowings based on London Interbank Offered Rate ("LIBOR"). As a result, all interest rate hedge agreements are designated as cash flow hedges. During the years ended December 31, 2017 and December 31, 2016, the ineffectiveness related to the Company's interest rate hedge agreement was immaterial. Therefore, the Company does not believe this ASU would have an impact on operating results for the year ended December 31, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations, that clarified the definition of a business. The ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted. The Company adopted this update on October 1, 2016.
In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, that will require companies to include restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. This ASU will require a disclosure of a reconciliation between the statement of financial position and the statement of cash flows when the statement of financial position includes more than one line item for cash, cash equivalents, restricted cash, and restricted cash equivalents. Entities with material restricted cash and restricted cash equivalents balances will be required to disclose the nature of the restrictions. This ASU is effective for reporting periods beginning after December 15, 2017, with early adoption permitted, and will be applied retrospectively to all periods presented. The Company elected to early adopt ASU No. 2016-18 for the reporting period ending December 31, 2017 and applied retrospectively to all periods presented. As a result of the adoption of ASU No. 2016-18, the Company no longer presents the changes within restricted cash in the consolidated statements of cash flows.
In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU No. 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice. The cash flow issues include debt prepayment or debt extinguishment costs and proceeds from the settlement of insurance claims. This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017. The Company elected to early adopt ASU No. 2016-15 for the reporting period ending December 31, 2017. There was no change to the Company's consolidated financial statements or notes as a result of adoption.
In February 2016, the FASB issued ASU No. 2016-02, Leases ("ASU No. 2016-02"). ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 will direct how the Company accounts for payments from the elements of leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while ASU No. 2014-09 (defined below) will direct how the Company accounts for the non-lease components of lease contracts, primarily expense reimbursements (“Non-Lease Payments”) and the accounting for the disposition of real estate facilities. ASU No. 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU No. 2016-02 as of its issuance is permitted.
ASU No. 2016-02 requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Based on the required adoption date of January 1, 2019, the modified retrospective method for ASU No. 2016-02 requires application of the standard to all leases that exist at, or commence after, January 1, 2017 (beginning of the earliest comparative period presented in the 2019 financial statements), with a cumulative adjustment to the opening balance of accumulated earnings (deficit) on January 1, 2017, for the effect of applying the standard at the date of initial application, and restatement of the amounts presented prior to January 1, 2019.
The FASB has also issued a proposed amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which allows for (a) an entity need not to reassess whether any expired or existing contracts are or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in board meeting minutes of May 2017 that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit). In January, 2018, the FASB issued a proposed amendment to ASU No. 2016-02 that would allow lessors to elect, as a practical expedient, not to allocate the total consideration to Fixed Lease Payments and Non-Lease Payments based on their relative standalone selling prices. If adopted, this practical expedient will allow lessors to elect a combined single component presentation if (i) the timing and pattern of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

revenue recognition for the Fixed Lease Payments and Non-Lease Payments are the same, and (ii) the combined single component of the lease would continue to be classified as an operating lease.
The Company does not expect that ASU 2016-02 will impact the Company's accounting for Fixed Lease Payments, because the Company's accounting policy is currently consistent with the provisions of the standard. The Company is currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the proposed practical expedient mentioned above is adopted and the Company elects it, the Company expects payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, the Company expects these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under ASU No. 2014-09 upon the adoption of the ASU No. 2016-02 as these payments for goods or services are transferred separately from the right to use the underlying assets.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates minimal impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU No. 2014-09 and will be governed by the applicable lease codification ("ASU No. 2016-02"). In conjunction with the adoption of the leasing guidance, the Company is currently in the process of evaluating certain variable payment terms included in these lease arrangements which are governed by ASU No. 2014-09.
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 described above. The Company intends to adopt the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The Company anticipates minimal impact upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of reporting revenue gross versus net on its consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate
As of December 31, 2017, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the year ended December 31, 2017 was $20.2 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs, for the year ended December 31, 2017 was $23.8 million.
The purchase price and other acquisition items for the properties acquired during the year ended December 31, 2017 are shown below:

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

(1)
Under the Original Advisory Agreement, the fee consisted of a 2.0% base acquisition fee and acquisition expense reimbursement for actual acquisition expenses incurred, estimated to be approximately 1.0% of acquisition value.

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

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2017, the Company used discount rates ranging from 5.75% to 8.25%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
The following summarizes the purchase price allocations for the properties acquired during the year ended December 31, 2017:

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
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2020 to 2044.

As of December 31, 2017
2018	$71,662
2019	78,887
2020	80,492
2021	72,677
2022	73,538
Thereafter	528,803
Total	$906,059
Intangibles
The Company allocated a portion of the acquired real estate asset value to in-place lease valuation and tenant origination and absorption cost. The in-place lease was measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition. The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 10.3 and 11.4 years as of December 31, 2017 and December 31, 2016, respectively.

	December 31, 2017	December 31, 2016
In-place lease valuation (above market)	$4,046	$3,828
In-place lease valuation (above market), accumulated amortization	(752)	(300)
Intangible assets, net	$3,294	$3,528
In-place lease valuation (below market)	$(62,070)	$(61,069)
In-place lease valuation (below market) - accumulated amortization	10,775	5,750
In-place lease valuation (below market), net	$(51,295)	$(55,319)
Tenant origination and absorption cost	$240,364	$227,407
Tenant origination and absorption cost - accumulated amortization	(47,165)	(23,409)
Tenant origination and absorption cost, net	$193,199	$203,998
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2017	2016	2015
In-place lease valuation	$(4,573)	$(3,592)	$(1,858)
Tenant origination and absorption cost	$23,756	$16,264	$7,145

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of December 31, 2017 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
2018	$(4,695)	$24,198
2019	$(4,695)	$24,198
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715
2022	$(3,799)	$19,597
4. Debt
As of December 31, 2017 and 2016, the Company's debt and related deferred financing costs consisted of the following:

	December 31, 2017	December 31, 2016	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (4)
Revolving Credit Facility	$357,758	$333,458	2.87%	Interest Only	December 2019 (2)	3.32%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Debt	484,728	460,428
Unamortized deferred financing costs	(2,880)	(3,956)
Total Debt, net	$481,848	$456,472

(1)
The 2.87% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility. The 2.92% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.50%. As of December 31, 2017, the LIBO Rate was 1.57%. Including the effect of interest rate swap agreements with a total notional amount of $200.0 million, the weighted average interest rate as of December 31, 2017 was approximately 3.13% for the Company's fixed-rate and variable-rate debt combined.

(2)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	Reflects the effective interest rate at December 31, 2017 and includes the effect of amortization of deferred financing costs.
Revolving Credit Facility
On December 12, 2014, the Company, through the Operating Partnership, entered into a revolving credit agreement, as amended by the first amendment to the revolving credit agreement dated as of May 27, 2015, and as further amended by the increase agreements to the revolving credit agreement dated as of August 11, 2015 and November 22, 2016, and various notes related thereto, related to a loan with a syndicate of lenders, under which KeyBank, National Association ("KeyBank") serves as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, National Association ("Capital One"), and Wells Fargo Bank, National Association, serve as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC serve as joint lead arrangers and joint bookrunners. In addition, the Company entered into guaranty agreements.
Pursuant to the credit agreement, the Company was provided with a revolving credit facility (as amended, the "Revolving Credit Facility") in an initial commitment amount of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, the Company exercised its right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million, and on November 22, 2016, the Company exercised its right under the credit agreement to increase the total commitments from $410.0 million to $550.0 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and the Company pays an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter.
The Revolving Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the credit agreement, or the Base Rate plus the applicable base rate margin, as provided in the credit agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the Company's Operating Partnership, the Company, and the Company's subsidiaries, as disclosed in the periodic compliance certificate provided to the administrative agent each quarter.
The Revolving Credit Facility was initially secured by a pledge of 100% of the ownership interests in each SPE which owns a pool property. On November 1, 2016, all pledged membership interests were released from the lien of the pledge agreements and subsequently terminated. Adjustments to the applicable LIBOR margin and base rate margin upon the release of the security for the Revolving Credit Facility were effective as of January 1, 2017. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
As of December 31, 2017, the Company was in compliance with all applicable covenants. As of December 31, 2017, the remaining capacity pursuant to the Revolving Credit Facility was $143.1 million.
AIG Loan
On October 22, 2015, six SPEs that are wholly-owned by the Operating Partnership entered into promissory notes with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of approximately $127.0 million (the "AIG Loan").
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
As of December 31, 2017, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Debt Covenant Compliance
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of December 31, 2017.
The following summarizes the future principal repayments of all loans as of December 31, 2017 per the loan terms discussed above:

December 31, 2017
2018	$—
2019	357,758
2020	—
2021	2,178
2022	2,271
Thereafter	122,521
Total principal	484,728
Unamortized deferred loan costs	(2,880)
Total	$481,848

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Derivative Instruments
On February 25, 2016, the Company entered into an interest rate swap agreement to hedge the variable cash flows associated with the LIBO Rate-based variable-rate debt on the Company's Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P, an affiliated party of the Company, novated one of its $100 million swaps to the Operating Partnership, as a result of the repayment of debt. The terms of the cash flow swap are listed in the table below.
The effective portion of the change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at December 31, 2017 and December 31, 2016:

				Fair Value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2017	December 31, 2016	December 31, 2017	December 31, 2016
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$967	$996	$100,000	$100,000
Interest Rate Swap (3)	11/1/2017	7/1/2018	1.50%	65	—	100,000	—
Total				$1,032	$996	$200,000	$100,000

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2017, the Company's derivatives were in asset positions, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

(2)	Represents the notional amount of swap that was effective as of the balance sheet date of December 31, 2017 and December 31, 2016.

(3)
Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P, an affiliated party novated a $100 million interest rate swap agreement with an expiration date of June 1, 2018 to the Company's Operating Partnership. The Company paid approximately nine thousand dollars, which approximated fair value.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the impact of the interest rate swaps on the consolidated financial statements for the periods presented:

	Year Ended December 31,
	2017	2016
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivative (effective portion)	$428	$662
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense” (effective portion)	$(319)	$179
Amount of (loss) gain recognized in earnings under “Interest expense” (ineffective portion and amount excluded from effectiveness testing)	$(80)	$155
During the twelve months subsequent to December 31, 2017, the Company estimates that an additional $1.0 million will be recognized from AOCI into earnings.
The Company's agreement with the derivative counterparty contains a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligation.
As of December 31, 2017, the fair value of interest rate swaps were in asset positions excluding any adjustment for nonperformance risk related to the Company's derivative counterparty agreement, which was approximately $1.0 million. As of December 31, 2017, the Company had not posted any collateral related to the Company's derivative counterparty agreement.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the year ended December 31, 2017.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2017 and 2016:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
December 31, 2017	$1,032	$—	$1,032	$—
December 31, 2016	$996	$—	$996	$—
Financial instruments as of December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the years ended December 31, 2017 and 2016.

	December 31, 2017		December 31, 2016
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$122,928	$126,970	$120,322	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of December 31, 2017 and 2016 . See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Prepaid rent	$4,304	$9,484
Leasing commission payable	3,783	3,783
Accrued property taxes	3,490	2,678
Interest expense payable	3,013	1,716
Other liabilities	5,313	3,866
Total	$19,903	$21,527
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
On September 20, 2017, the Company commenced a Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively. The Company is offering Class T shares, Class S shares, Class D shares and Class I shares in its Follow-On Offering.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following table summarizes shares issued and gross proceeds received for each share class as of December 31, 2017 and outstanding shares as of December 31, 2017 and 2016:

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$41	$3	$3	$2,493	$240,780	$474,858	$8,379	$726,557
Gross proceeds from DRP	$—	$—	$—	$41	$19,773	$21,828	$312	$41,954
Shares issued in primary portion of offerings	4,144	264	264	263,200	24,199,760	47,562,870	901,225	72,931,727
DRP shares issued	4	4	4	4,276	2,089,748	2,313,170	33,308	4,440,514
Stock distribution shares issued	—	—	—	—	263,641	300,166	4,676	568,483
Restricted stock units issued	—	—	—	—	—	—	25,500	25,500
Total redemptions	—	—	—	—	(557,206)	(233,735)	—	(790,941)
Total shares outstanding as of 12/31/2017	4,148	268	268	267,476	25,995,943	49,942,471	964,709	77,175,283
Total shares outstanding as of 12/31/2016	—	—	—	—	25,562,982	44,595,631	781,034	70,939,647
Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminates or is completed, the Advisor is obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of December 31, 2017, organizational and offering costs relating to the Follow-On Offering were 81.0% of gross offering proceeds, including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering was terminated on December 31, 2017, the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $1.7 million. Approximately $1.0 million of organizational and offering costs the Advisor is liable for as of December 31, 2017 is deducted from "Due to Affiliates" and the remaining $0.7 million is included in "Other Assets, net" on the consolidated balance sheet.
Organizational and offering costs incurred as of December 31, 2017, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

December 31, 2017
Cumulative offering costs	$1,698
Cumulative organizational costs	$359
Organizational and offering costs advanced by the Advisor	$1,226
Organizational and offering costs paid by the Company	831
Adjustment to organizational and offering costs pursuant to the limitation:
Reduction in due to affiliates	(999)
Due from affiliates	(677)
Net due to Advisor	$381
As of December 31, 2017, organizational and offering costs incurred by the Company related to the IPO were approximately $76.0 million. In addition, the total outstanding amounts of the Contingent Advisor Payment Holdback as of December 31, 2017 and 2016 were $0.1 million and $5.4 million, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, the Company may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, the Company will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar year, the Company will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of IPO Shares under the Company's DRP. These limits may prevent the Company from accommodating all requests made in any year. In addition, stockholders holding IPO Shares for four years or longer will be eligible to utilize the New Share Redemption Program, and redeem at 100% of the NAV of the applicable share class. The IPO Share Redemption Program will terminate in January 2021 on the four year anniversary of the termination of the primary portion of the Company's IPO. During the years ended ended December 31, 2017 and 2016, the Company redeemed shares of its outstanding common stock as follows:

	Year Ended December 31,
Period	2017	2016
Shares of common stock redeemed	623,499	167,442
Weighted average price per share	$9.21	$9.72
During the year ended December 31, 2016, the Company redeemed 167,442 shares of common stock for approximately $1.6 million at a weighted average price per share of $9.72. During the year ended December 31, 2017, the Company redeemed 623,499 shares of common stock for approximately $5.7 million at a weighted average price per share of $9.21. Since inception, the Company has honored all redemption requests and has redeemed a total of 790,941 shares of common stock for approximately $7.4 million at a weighted average price per share of $9.32. The Company has funded all redemptions using proceeds from the sale of IPO Shares pursuant to the DRP.
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
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Number Years Held	Redemption Price per Share
Less than 1 year	No Redemption Allowed
After one year from the purchase date	90.0% of the Redemption Amount (as defined below)
After two years from the purchase date	95.0% of the Redemption Amount
After three years from the purchase date	97.5% of the Redemption Amount
After four years from the purchase date	100.0% of the Redemption Amount
The Redemption Amount for shares purchased under the Company's IPO Share Redemption Program shall be the lesser of (i) the amount the stockholder paid for their shares or (ii) the NAV of the shares. Shares redeemed in connection with the death or qualifying disability of a stockholder may be repurchased at the purchase price of such shares. The redemption price per share will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the stockholders prior to the repurchase date as a result of a “special distribution.” While the board of directors does not have specific criteria for determining a special distribution, the Company expects that a special distribution will only occur upon the sale of a property and the subsequent distribution of the net sale proceeds. The redemption price per share is subject to adjustment as determined from time to time by the board of directors. The Company’s board of directors may choose to amend, suspend, or terminate the IPO Share Redemption Program upon 30 days' written notice at any time, which may be provided through the Company’s filings with the SEC.
If the Company cannot purchase all shares presented for redemption in any quarter, based upon insufficient cash available or the limit on the number of shares the Company may redeem during any calendar year, the Company will attempt to honor redemption requests on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. The Company will treat the unsatisfied portion of the redemption request as a request for redemption the following quarter. Such pending requests will generally be honored on a pro rata basis. Any stockholder request to cancel an outstanding redemption must be sent to the Company's transfer agent prior to the last day of the new quarter. The Company will determine whether sufficient funds are available or the IPO Share Redemption Program has reached the 5% share limit as soon as practicable after the end of each quarter, but in any event prior to the applicable payment date.
As the use of the proceeds from the DRP related to the IPO shares for redemptions is outside the Company’s control, the net proceeds from the DRP related to the IPO Shares are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP related to the IPO Shares, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP related to the IPO Shares. As of December 31, 2017, $32.4 million of common stock was available for redemption and $2.2 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2017.
New Share Redemption Program
In connection with the Follow-On Offering, the Company’s board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). Under the New Share Redemption Program, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the New Share Redemption Program, as applicable.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of the New Shares (and IPO shares that have been held for four years or longer) equal to a value of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous quarter. As the value on the aggregate redemptions of the New Shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. For the quarter ended December 31, 2017, the quarterly cap was zero.
The Company’s board of directors has the right to modify or suspend the New Share Redemption Program upon 30 days' notice at any time if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. Any such modification or suspension will be communicated to stockholders through the Company’s filings with the SEC.
Share-Based Compensation
The Company’s board of directors adopted an Employee and Director Long-Term Incentive Plan (the “Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of December 31, 2017, approximately 7,717,528 shares were available for future issuance under the Plan.
During the first quarter of 2017, the Company issued an aggregate of 15,000 shares of restricted stock to the Company's independent directors. These restricted shares were fully vested upon issuance.
On June 14, 2017, the Company issued 7,000 shares of restricted stock to each of the Company's independent directors upon each of their respective re-elections to the Company’s board of directors. Half of the restricted shares vested upon issuance, and the remaining half will vest upon the first anniversary of the grant date, subject to the independent director’s continued service as a director during such vesting period. The Company measured and began recognizing director compensation expense for the 36,000 shares of restricted stock granted during 2017, subject to the vesting period.
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
The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2017, 2016 and 2015 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(c) of the Code and Treasury Regulation § 1.857-6(e).

	Year Ended December 31,
	2017		2016		2015
Ordinary income	$0.04	7.90%	$0.31	57.10%	$0.21	38.60%
Return of capital	0.51	92.10%	0.24	42.90%	0.34	61.40%
Total distributions paid	$0.55	100.00%	$0.55	100.00%	$0.55	100.00%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

9. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership. The Operating Partnership issued 20,000 limited partnership units for $10.00 per unit on February 11, 2014 to the Advisor in exchange for the initial capitalization of the Operating Partnership. As of December 31, 2017, noncontrolling interests were approximately 0.03% of total shares outstanding and of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity will be reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
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
The following summarizes the activity for noncontrolling interests for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Beginning balance	$84	$98	$139
Distributions to noncontrolling interests	(11)	(11)	(11)
Net income (loss)	3	(3)	(30)
Ending balance	$76	$84	$98
10. Related Party Transactions

Summarized below are the related-party costs incurred by the Company for the years ended December 31, 2017, 2016 and 2015, respectively, and any related amounts payable as of December 31, 2017 and 2016:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred as of December 31,			Payable as of December 31,
	2017	2016	2015	2017	2016
Expensed
Acquisition fees and expenses	$—	$6,324	$11,438	$—	$—
Operating expenses	2,336	1,622	1,911	658	18
Asset management fees	8,027	6,413	2,624	—	807
Property management fees	1,799	1,052	333	158	143
Performance distributions	2,394	—	—	2,394	—
Advisory Fees	2,550	—	—	762	—
Capitalized/Offering
Acquisition fees and expenses (1)	1,099	7,606	—	—	—
Organization and offering expense	192	—	3,150	192	—
Other costs advanced by the Advisor	662	304	2,598	285	12
Preferred offering costs (2)	—	—	375	—	—
Selling commissions (3)	1,128	11,397	16,303	—	54
Dealer Manager fees (4)	393	3,949	7,303	—	18
Stockholder servicing fee	660	17,449	25	12,377	16,020
Advisor Advances: (5)
Organization and offering expenses	179	2,634	382	8	2,477
Dealer Manager fees	853	8,069	765	62	2,932
Total	$22,272	$66,819	$47,207	$16,896	$22,481

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

(2)	The Company recognized a redemption premium on preferred units issued to an affiliate of approximately $0.4 million, which represented a write-off of original issuance costs.

(3)
On September 18, 2017, the Company and the Dealer Manager entered into a dealer manager agreement for the Follow-On Offering. See the "Dealer Manager Agreement" section below for details regarding selling commissions and dealer manager fees.

(4)
The Dealer Manager continues to receive a stockholder servicing fee with respect to Class AA shares as detailed in the Company's IPO prospectus. The stockholder servicing fee is paid quarterly and accrues daily in an amount equal to 1/365th of 1% of the NAV per share of the Class AA shares, up to an aggregate of 4% of the gross proceeds of Class AA shares sold. The Company will cease paying the stockholder servicing fee with respect to the Class AA shares at the earlier of (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Company's IPO (excluding proceeds from sales pursuant to the related DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Company's IPO terminated; (iii) the date that such Class AA share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction.

(5)
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
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
"Loss Carryforward Amount" shall initially equal zero and shall cumulatively increase by the absolute value of any negative annual Total Return and decrease by any positive annual Total Return, provided that the Loss Carryforward Amount shall at no time be less than zero and provided further that the calculation of the Loss Carryforward Amount will exclude the Total Return related to any Operating Partnership units redeemed during such year, which units will be subject to the performance distribution upon redemption as described below. The effect of the Loss Carryforward Amount is that the recoupment of past annual Total Return losses will offset the positive annual Total Return for purposes of the calculation of the Advisor’s performance distribution. This is referred to as a "High Water Mark."
The Advisor will also be allocated a performance distribution with respect to all Operating Partnership units that are redeemed at the end of any quarter (in connection with redemptions of the Company's shares in the share redemption programs) in an amount calculated as described above with the relevant period being the portion of the year for which such unit was outstanding, and proceeds for any such unit redemption will be reduced by the amount of any such performance distribution. Distributions on the performance distribution may be paid in cash or Class I units of the Operating Partnership, at the election of the Advisor. In 2017, the performance distribution was prorated for the portion of the calendar year that the Follow-On Offering was effective.
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. For the years ended December 31, 2017 and 2016, the Company’s total operating expenses did not exceed the 2%/25% guideline.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and secretary, Howard S. Hirsch of approximately $0.7 million and $0.5 million, which is included in offering costs for the years ended December 31, 2017 and 2016, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.2 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the years ended December 31, 2017 and 2016. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
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
Distribution Fees
Subject to Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company will pay the Dealer Manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily and is paid monthly in arrears and is calculated based on the average daily NAV for the applicable month (the “Average NAV”).  The distribution fees for the different share classes are as follows: (i) with respect to the outstanding Class T shares equal to 1/365th of 1.0% of the Average NAV of the outstanding Class T shares for each day, consisting of an advisor distribution fee of 1/365th of 0.75% and a dealer distribution fee of 1/365th of 0.25% of the Average NAV of the Class T shares for each day; (ii) with respect to the outstanding Class S shares equal to 1/365th of 1.0% of the Average NAV of the outstanding Class S shares for each day; and (iii) with respect to the outstanding Class D shares equal to 1/365th of 0.25% of the Average NAV of the outstanding Class D shares for each day. The Company will not pay a distribution fee with respect to the outstanding Class I shares.
The distribution fees will accrue daily and be paid monthly in arrears. The Dealer Manager will reallow the distribution fees to participating broker-dealers and servicing broker-dealers for ongoing services performed by such broker-dealers, and will retain any such distribution fees to the extent a broker-dealer is not eligible to receive them for failure to provide such services. The Dealer Manager will waive the distribution fees for any purchases by affiliates of the Company.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
In addition, the Company will cease paying the distribution fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of the Company's shares, (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company's assets, including any liquidation of the Company or (iii) the date following the completion of the primary portion of the Follow-On Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Follow-On Offering, including selling commissions, dealer manager fees, the distribution fee and other underwriting compensation, is equal to 9.0% of the gross proceeds from the Company's primary offering.
Property Management Agreement
In the event that the Company contracts directly with non-affiliated third party property managers with respect to its individual properties, the Company pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining the Company's properties, as well as certain allocations of office, administrative, and supply costs. The Property Manager may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. In the event that the Company contracts directly with the Property Manager with respect to a particular property, the Company pays the Property Manager aggregate property management fees of up to 3.0%, or greater if the lease so allows, of gross revenues received for management of the Company's properties, plus reimbursable costs as applicable. These property management fees may be paid or re-allowed to third party property managers if the Property Manager contracts with a third party. In no event will the Company pay both a property management fee to the Property Manager and an oversight fee to the Property Manager with respect to a particular property.
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
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund") and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the Investment Company Act of 1940, as amended (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
Some of the material conflicts that the Advisor, the Dealer Manager or its affiliates will face are (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if certain investment opportunities should be recommended to the Company or another program sponsored or co-sponsored by

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

the Sponsor; and (3) influence of the fee structure under the Advisory Agreement and distribution structure of the operating partnership agreement that could result in actions not necessarily in the long-term best interest of the Company's stockholders. The board of directors has adopted the Sponsor’s acquisition allocation policy as to the allocation of acquisition opportunities among GCEAR and the Company, which is as follows:
The Sponsor will allocate potential investment opportunities to the Company and GCEAR based on the following factors:

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
In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and GCEAR, the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

12. Declaration of Distributions
The Company paid cash distributions in the amount of $0.00150684932 per day, before adjustments of class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from September 20, 2017 through December 31, 2017. Such distributions payable to each stockholder of record were paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
On December 4, 2017, the Company’s board of directors declared cash distributions in the amount of $0.00150684932 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2018 through March 31, 2018. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
13. Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2017 and 2016:

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,972	$26,546	$27,349	$27,514
Net income	$3,124	$3,365	$3,099	$1,531
Net income attributable to common stockholders	$3,123	$3,364	$3,098	$1,531
Net income per share (1)	$0.04	$0.04	$0.04	$0.03
	2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$12,502	$13,330	$16,334	$20,646
Net (loss)/income	$(1,141)	$(2,825)	$(2,736)	$595
Net (loss)/income attributable to common stockholders	$(1,140)	$(2,824)	$(2,735)	$595
Net (loss)/income per share (1)	$(0.03)	$(0.06)	$(0.05)	$0.01

(1)	Amounts were retroactively adjusted to reflect stock dividends. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).
14. Subsequent Events

Status of the Offering
As of March 7, 2018, the Company had issued 4,818,911 and 299,515 shares of the Company’s common stock pursuant to the DRP and Follow-On Offering, respectively, for approximately $45.6 million and $2.8 million, respectively.
Redemptions
On January 31, 2018, the Company redeemed 217,088 shares of common stock for approximately $2.0 million at a weighted average price per share of $9.09.

Declaration of Distributions

On March 8, 2018, the Company’s board of directors declared cash distributions in the amount of $0.00150684932 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2018 through June 30, 2018. Such distributions payable to each

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2017
(Dollars in thousands unless otherwise noted and excluding per share amounts)

stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
Performance Distribution
The Company's Advisor holds a special limited partner interest in the Operating Partnership that entitles it to receive a special distribution from the Operating Partnership equal to 12.5% of the total return, subject to certain limitations, which is paid annually (See Note 10, Related Party Transactions, for additional details). On February 16, 2018, the Company paid in cash approximately $1.2 million and issued approximately $1.2 million in limited partnership units to the Advisor.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands unless otherwise noted)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2017						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improvements(1)	Building and Improvements	Land	Building and Improvements	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Owens Corning	Industrial	NC	$3,300	$575	$5,167	$—	$575	$5,167	$5,742	$485	N/A	3/9/2015	5-40 years
Westgate II	Office	TX	34,200	3,732	55,101	—	3,732	55,101	58,833	6,488	N/A	4/1/2015	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	6,070	1,207	8,936	—	1,207	8,936	10,143	994	N/A	4/22/2015	5-40 years
American Express Center	Data Center/Office	AZ	54,900	5,750	113,670	—	5,750	113,670	119,420	17,706	N/A	5/11/2015	5-40 years
MGM Corporate Center	Office	NV	18,180	4,260	28,705	405	4,260	29,110	33,370	3,387	N/A	5/27/2015	5-40 years
American Showa	Industrial	OH	10,320	1,453	15,747	—	1,453	15,747	17,200	1,475	N/A	5/28/2015	5-40 years
Huntington Ingalls	Industrial	VA	—	5,415	29,836	18	5,415	29,854	35,269	2,778	N/A	6/26/2015	5-40 years
Wyndham	Office	NJ	—	5,696	76,532	—	5,696	76,532	82,228	6,601	N/A	6/26/2015	5-40 years
Exel	Distribution Center	OH	—	1,988	13,958	—	1,988	13,958	15,946	1,461	N/A	6/30/2015	5-40 years
Rapiscan Systems	Office	MA	—	2,350	9,482	—	2,350	9,482	11,832	1,132	N/A	7/1/2015	5-40 years
FedEx Freight	Industrial	OH	—	2,774	25,913	—	2,774	25,913	28,687	2,331	N/A	7/22/2015	5-40 years
Aetna	Office	AZ	—	1,853	20,481	—	1,853	20,481	22,334	1,243	N/A	7/29/2015	5-40 years
Bank of America I	Office	CA	—	5,491	23,514	138	5,491	23,652	29,143	3,724	N/A	8/14/2015	5-40 years
Bank of America II	Office	CA	—	9,206	20,204	—	9,206	20,204	29,410	3,674	N/A	8/14/2015	5-40 years
Atlas Copco	Office	MI	—	1,480	16,490	—	1,480	16,490	17,970	1,626	N/A	10/1/2015	5-40 years
Toshiba TEC	Office	NC	—	4,130	36,821	—	4,130	36,821	40,951	2,691	N/A	1/21/2016	5-40 years
NETGEAR	Office	CA	—	20,726	25,887	43	20,726	25,930	46,656	2,148	N/A	5/17/2016	5-40 years
Nike	Office	OR	—	5,988	42,397	24	5,988	42,421	48,409	4,603	N/A	6/16/2016	5-40 years
Zebra Technologies	Office	IL	—	5,238	56,526	—	5,238	56,526	61,764	3,843	N/A	8/1/2016	5-40 years
WABCO	Industrial	SC	—	1,302	12,598	—	1,302	12,598	13,900	682	N/A	9/14/2016	5-40 years
IGT	Office	NV	—	6,325	64,441	40	6,325	64,481	70,806	2,695	N/A	9/27/2016	5-40 years
3M	Industrial	IL	—	5,320	62,247	—	5,320	62,247	67,567	2,475	N/A	10/25/2016	5-40 years
Amazon	Industrial	OH	—	5,331	85,770	—	5,331	85,770	91,101	2,903	N/A	11/18/2016	5-40 years
Zoetis	Office	NJ	—	3,375	42,265	—	3,375	42,265	45,640	1,749	N/A	12/16/2016	5-40 years
Southern Company	Office	AL	—	6,605	122,679	45	6,605	122,724	129,329	3,488	N/A	12/22/2016	5-40 years

            S-1

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands unless otherwise noted)

Allstate	Office	CO	—	1,808	14,090	200	1,808	14,290	16,098	679	N/A	1/31/2017	5-40 years
MISO	Office	IN	—	3,104	26,014	—	3,104	26,014	29,118	844	N/A	5/15/2017	5-40 years
Total (3)			$126,970	$122,482	$1,055,471	$913	$122,482	$1,056,384	$1,178,866	$83,905

(1)	Building and improvements include tenant origination and absorption costs.

(2)	The acquisitions were funded by the credit facility.

(3)	As of December 31, 2017, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $1.1 billion (unaudited).

	Activity for the year ended December 31,
	2017	2016	2015
Real estate facilities
Balance at beginning of year	$1,133,055	$516,965	$—
Acquisitions	45,016	615,972	516,965
Improvements	576	38	—
Construction-in-progress	219	80	—
Balance at end of year	$1,178,866	$1,133,055	$516,965
Accumulated depreciation
Balance at beginning of year	$39,955	$12,061	$—
Depreciation and amortization expense	43,950	27,894	12,061
Balance at end of year	$83,905	$39,955	$12,061
Real estate facilities, net	$1,094,961	$1,093,100	$504,904

            S-2