Form 10-Q
period 2018-03-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2018-05-14
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 10, 2018, there were 52,412; 272; 9,087; 285,121; 25,980,630; 49,987,408; and 972,384 shares of Class T, Class S, Class D, Class I, Class A, Class AA, and Class AAA common stock, respectively, of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$28,540	$33,164
Restricted cash	12,722	12,886
Real estate:
Land	122,482	122,482
Building and improvements	815,722	815,721
Tenant origination and absorption cost	240,364	240,364
Construction in progress	383	299
Total real estate	1,178,951	1,178,866
Less: accumulated depreciation and amortization	(94,903)	(83,905)
Total real estate, net	1,084,048	1,094,961
Intangible assets, net	3,202	3,294
Due from affiliates	974	686
Deferred rent	25,667	22,733
Other assets, net	15,680	12,224
Total assets	$1,170,833	$1,179,948
LIABILITIES AND EQUITY
Debt:
Revolving Credit Facility	$355,814	$355,561
AIG Loan	126,308	126,287
Total debt	482,122	481,848
Restricted reserves	13,270	13,368
Accrued expenses and other liabilities	19,925	19,903
Distributions payable	1,753	1,689
Due to affiliates	15,879	16,896
Below market leases, net	50,046	51,295
Total liabilities	582,995	584,999
Commitments and contingencies (Note 11)
Common stock subject to redemption	33,542	32,405
Stockholders' equity:
Common Stock, $0.001 par value - Authorized:800,000,000; 77,567,145 and 77,175,283 shares outstanding in the aggregate, as of March 31, 2018 and December 31, 2017, respectively (1)	77	76
Additional paid-in capital	656,886	656,705
Cumulative distributions	(93,072)	(82,590)
Accumulated deficit	(11,869)	(12,672)
Accumulated other comprehensive income	1,023	949
Total stockholders' equity	553,045	562,468
Noncontrolling interests	1,251	76
Total equity	554,296	562,544
Total liabilities and equity	$1,170,833	$1,179,948

(1)	See Note 8, Equity, for the number of shares outstanding of each class of common stock as of March 31, 2018 and December 31, 2017.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenue:
Rental income	$22,010	$21,608
Property expense recovery	4,779	4,364
Total revenue	26,789	25,972
Expenses:
Property operating	2,053	1,673
Property tax	2,459	2,412
Asset management fees to affiliates	—	2,746
Property management fees to affiliates	459	426
Advisory fees to affiliates	2,301	—
Performance distribution allocation to affiliates	2,061	—
General and administrative	760	922
Corporate operating expenses to affiliates	678	591
Depreciation and amortization	10,998	10,523
Total expenses	21,769	19,293
Income before other income (expenses)	5,020	6,679
Other income (expense):
Interest expense	(4,271)	(3,579)
Other income, net	55	24
Net income	804	3,124
Net (income) attributable to noncontrolling interests	(1)	(1)
Net income attributable to common stockholders	$803	$3,123
Net income attributable to common stockholders per share, basic and diluted	$0.01	$0.04
Weighted average number of common shares outstanding, basic and diluted	77,258,928	74,460,141
Distributions declared per common share	$0.14	$0.14
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$804	$3,124
Other comprehensive income:
Change in fair value of swap agreement	74	166
Total comprehensive income	878	3,290
Comprehensive (income) attributable to noncontrolling interests	(1)	(1)
Comprehensive income attributable to common stockholders	$877	$3,289

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	4,205,673	4	41,822	—	—	—	41,826	—	41,826
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	292	—	—	—	292	—	292
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(3,593)	—	—	—	(3,593)	—	(3,593)
Distributions to common stockholders	—	—	—	(19,427)	—	—	(19,427)	—	(19,427)
Issuance of shares for distribution reinvestment plan	2,358,188	2	22,206	(22,208)	—	—	—	—	—
Repurchase of common stock	(623,499)	(1)	(5,741)	—	—	—	(5,742)	—	(5,742)
Additions to common stock subject to redemption	—	—	(16,467)	—	—	—	(16,467)	—	(16,467)
Issuance of stock dividends	269,774	—	2,549	(2,549)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	11,116	—	11,116	3	11,119
Other comprehensive income	—	—	—	—	—	108	108	—	108
Balance December 31, 2017	77,175,283	$76	$656,705	$(82,590)	$(12,672)	$949	$562,468	$76	$562,544
Gross proceeds from issuance of common stock	35,178	—	344	—	—	—	344	—	344
Reclass to redeemable common stock	—	—	(52)	—	—	—	(52)	—	(52)
Stock-based compensation	—	—	24	—	—	—	24	—	24
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(134)	—	—	—	(134)	—	(134)
Distributions to common stockholders	—	—	—	(4,999)	—	—	(4,999)	—	(4,999)
Issuance of shares for distribution reinvestment plan	573,772	1	5,482	(5,483)	—	—	—	—	—
Repurchase of common stock	(217,088)	—	(1,987)	—	—	—	(1,987)	—	(1,987)
Additions to common stock subject to redemption	—	—	(3,496)	—	—	—	(3,496)	—	(3,496)
Issuance of stock dividends	—	—	—	—	—	—	—	—	—
Issuance of limited partnership units	—	—	—	—	—	—	—	1,185	1,185
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	803	—	803	1	804
Other comprehensive income	—	—	—	—	—	74	74	—	74
Balance March 31, 2018	77,567,145	$77	$656,886	$(93,072)	$(11,869)	$1,023	$553,045	$1,251	$554,296
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$804	$3,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and improvements	5,031	4,892
Amortization of tenant origination and absorption costs	5,967	5,631
Amortization of above and below market leases	(1,158)	(1,033)
Amortization of deferred financing costs	274	272
Deferred rent	(2,935)	(4,173)
Stock based compensation	24	140
Unrealized loss on interest rate swap	77	23
Performance distribution allocation	1,030	—
Change in operating assets and liabilities:
Other assets, net	1,797	2,510
Accrued expenses and other liabilities, net	(2,338)	(458)
Due to affiliates, net	(60)	3,263
Net cash provided by operating activities	8,513	14,191
Investing Activities:
Acquisition of properties, net	—	(14,897)
Restricted reserves	(98)	(19,976)
Improvements to real estate	(1)	16
Payments for construction in progress	(83)	(106)
Real estate acquisition deposits	—	(200)
Net cash used in investing activities	(182)	(35,163)
Financing Activities:
Financing deposits	(5,275)	—
Issuance of common stock, net of offering costs	(911)	36,052
Repurchase of common stock	(1,987)	(1,411)
Distributions paid to common stockholders	(4,943)	(4,528)
Distributions paid to noncontrolling interests	(3)	(3)
Net cash (used in) provided by financing activities	(13,119)	30,110
Net (decrease) increase in cash and cash equivalents	(4,788)	9,138
Cash, cash equivalents and restricted cash at the beginning of the period	46,050	63,561
Cash, cash equivalents and restricted cash at the end of the period	$41,262	$72,699
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase in fair value swap agreement	$74	$166
Increase in Stockholder Servicing Fee Payable	$82	$355
Increase in distribution payable to common stockholders	$56	$143
Common stock issued pursuant to the distribution reinvestment plan	$5,483	$5,395
Operating partnership units issued	$1,185	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2018.
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
March 31, 2018
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
On March 30, 2018, the board of directors of the Company amended the IPO Share Redemption Program. The key change to the IPO Share Redemption Program is that after one year from the purchase date, a stockholder will be able to redeem at 100% of the NAV of the applicable share class. The amendment will take effect on May 2, 2018. See Note 8, Equity, for additional details.

2. Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

entity is a wholly owned subsidiary which is a special purpose entity ("SPE"), which assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
During the year ended December 31, 2017, the Company elected to early adopt Accounting Standards Update ("ASU") No. 2016-18, Restricted Cash ("ASU No. 2016-18"). As a result, the Company no longer presents transfers between cash and restricted cash in the consolidated statements of cash flows. Instead, restricted cash is included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging ("ASU No. 2017-12") . The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. For cash flow hedges that are highly effective, the new standard requires all changes (effective and ineffective components) in the fair value of the hedging instrument to be recorded in other comprehensive income and to be reclassified into earnings only when the hedged item impacts earnings. Current guidance requires a periodic recognition of hedge ineffectiveness in earnings.
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
This ASU is effective for reporting periods beginning after December 15, 2018, with early adoption permitted. The Company elected to early adopt ASU No. 2017-12 for the reporting period ending March 31, 2018. The adoption of ASU No. 2017-12 did not have a material effect on the Company's financial position or statement of operations.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
The FASB has also issued a proposed amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (a) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in May 2017 board meeting minutes that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit).
In March 2018, the FASB approved a proposal to the drafting of an amendment to the ASU to allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. If adopted, this single-lease component practical expedient will allow lessors to elect a combined single-lease component presentation if (i) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same, and (ii) the lease component would be classified as an operating lease if it were accounted for separately. Non-lease components that do not meet the criteria of this practical expedient and combined components in which the non-lease component is the predominant component will be accounted for under the new revenue recognition ASU.
The Company does not expect that ASU No. 2016-02 will impact the Company's accounting for Fixed Lease Payments because the Company's accounting policy is currently consistent with the provisions of the standard. The Company is currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the practical expedient mentioned above is adopted and the Company elects it, the Company expects payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, the Company expects these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under ASU No. 2014-09 upon the adoption of the ASU No. 2016-02 as these payments for goods or services are transferred separately from the right to use the underlying assets.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company adopted the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The impact was minimal upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU No. 2014-09 and will be governed by the applicable lease codification ("ASU No. 2016-02").
In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"). The amendments clarify how an entity should identify the unit of accounting (i.e., the specified good or service) for the principal versus agent evaluation, and how it should apply the control principle to certain types of arrangements, such as service transactions, by explaining what a principal controls before the specified good or service is transferred to the customer. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements of ASU No. 2014-09 described above. The Company adopted the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The impact was minimal upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of reporting revenue gross versus net on its consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate
As of March 31, 2018, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the three months ended March 31, 2018 was $5.0 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs, for the three months ended March 31, 2018 was $6.0 million.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2021 to 2044.

As of March 31, 2018
Remaining 2018	$57,316
2019	78,887
2020	80,492
2021	72,677
2022	73,538
Thereafter	528,803
Total	$891,713
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

	March 31, 2018	December 31, 2017
In-place lease valuation (above market)	$4,046	$4,046
In-place lease valuation (above market), accumulated amortization	(844)	(752)
Intangible assets, net	$3,202	$3,294
In-place lease valuation (below market)	$(62,070)	$(62,070)
In-place lease valuation (below market) - accumulated amortization	12,024	10,775
In-place lease valuation (below market), net	$(50,046)	$(51,295)
Tenant origination and absorption cost	$240,364	$240,364
Tenant origination and absorption cost - accumulated amortization	(53,132)	(47,165)
Tenant origination and absorption cost, net	$187,232	$193,199
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of March 31, 2018 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2018	$(3,537)	$18,232
2019	$(4,695)	$24,198
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715
2022	$(3,799)	$19,597

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4. Debt
As of March 31, 2018 and December 31, 2017, the Company's debt and related deferred financing costs consisted of the following:

	March 31, 2018	December 31, 2017	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (2)
Revolving Credit Facility	$357,758	$357,758	3.17%	Interest Only	December 2019 (3)	3.65%
AIG Loan	126,970	126,970	4.15%	Interest Only (4)	November 2025	4.22%
Total Debt	484,728	484,728
Unamortized deferred financing costs	(2,606)	(2,880)
Total Debt, net	$482,122	$481,848

(1)
The 3.17% contractual interest rate is based on a 360-day year, pursuant to the Revolving Credit Facility. The 3.21% weighted-average interest rate is based on a 365-day year. As discussed below, the interest rate on the Revolving Credit Facility (as defined below) is a one-month LIBO Rate + 1.50%. The effective rate as of March 31, 2018 was 1.67%. Including the effect of interest rate swap agreements with a total notional amount of $200.0 million, the weighted average interest rate as of March 31, 2018 was approximately 3.23% for the Company's fixed-rate and variable-rate debt combined.

(2)	Reflects the effective interest rate at March 31, 2018 and includes the effect of amortization of deferred financing costs.

(3)
The Revolving Credit Facility has an initial term of four years, maturing on December 12, 2018, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

(4)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

As of March 31, 2018, the remaining capacity pursuant to the Revolving Credit Facility was $143.9 million.
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
As of March 31, 2018, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Debt Covenant Compliance
Pursuant to the terms of the Revolving Credit Facility and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of March 31, 2018.
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
Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P., an affiliated party of the Sponsor, novated one of its $100.0 million swaps to the Operating Partnership, as a result of the repayment of debt. The terms of the cash flow swap are listed in the table below.
The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in accumulated other comprehensive income ("AOCI") related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at March 31, 2018 and December 31, 2017:

				Fair Value (1)
Derivative Instruments	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2018	December 31, 2017
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$922	$967
Interest Rate Swap	11/1/2017	7/1/2018	1.50%	107	65

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2018, the Company's derivatives were in asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

The following table sets forth the impact of the interest rate swaps on the consolidated financial statements for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of (gain) loss recognized in AOCI on derivatives	$(241)	$(176)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$240	$(10)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$4,271	$3,579
During the twelve months subsequent to March 31, 2018, the Company estimates that an additional $1.0 million of income will be recognized from AOCI into earnings.
The Company's agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2018, the fair value of interest rate swaps were in asset position excluding any adjustment for nonperformance risk related to the Company's derivative counterparty agreements, which were approximately $1.0 million respectively. As of March 31, 2018, the Company had not posted any collateral related to the Company's derivative counterparty agreements.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2018 and the year ended December 31, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following tables set forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
March 31, 2018	$1,029	$—	$1,029	$—
December 31, 2017	$1,032	$—	$1,032	$—
Financial instruments as of March 31, 2018 and December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2018 and December 31, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2018 and for the year ended December 31, 2017.

	March 31, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$120,372	$126,970	$122,928	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of March 31, 2018 and December 31, 2017. See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Prepaid rent	$4,439	$4,304
Leasing commission payable	1,900	3,783
Accrued property taxes	2,710	3,490
Interest expense payable	3,289	3,013
Other liabilities	7,587	5,313
Total	$19,925	$19,903
8. Equity
Status of Offerings
On January 20, 2017, the Company closed the primary portion of the IPO; however, the Company continued to offer shares pursuant to the DRP under the IPO registration statement through May 2017. The Company is currently offering shares pursuant to the DRP as part of the Follow-On Offering. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
On September 20, 2017, the Company commenced the Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares (including Class A, Class AA and Class AAA shares) pursuant to the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively. The Company is offering Class T shares, Class S shares, Class D shares and Class I shares in its Follow-On Offering.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
The following table summarizes shares issued and gross proceeds received for each share class as of March 31, 2018 and outstanding shares as of March 31, 2018 and December 31, 2017:

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA	Total
Gross proceeds from primary portion of offerings	$260	$3	$8	$2,613	$240,780	$474,858	$8,379	$726,901
Gross proceeds from DRP	$1	$—	$—	$77	$21,626	$25,358	$375	$47,437
Shares issued in primary portion of offerings	26,234	264	786	275,765	24,199,760	47,562,870	901,226	72,966,905
DRP shares issued	82	7	10	8,080	2,283,665	2,682,572	39,870	5,014,286
Stock distribution shares issued	—	—	—	—	263,641	300,166	4,676	568,483
Restricted stock issued	—	—	—	—	—	—	25,500	25,500
Total redemptions	—	—	—	—	(695,741)	(312,288)	—	(1,008,029)
Total shares outstanding as of March 31, 2018	26,316	271	796	283,845	26,051,325	50,233,320	971,272	77,567,145
Total shares outstanding as of December 31, 2017	4,148	268	268	267,476	25,995,943	49,942,471	964,709	77,175,283

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminates or is completed, the Advisor is obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of March 31, 2018, organizational and offering costs relating to the Follow-On Offering were 82.8% (approximately $2.4 million) of gross offering proceeds ($2.9 million), including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering was terminated on March 31, 2018, the Company would owe the Advisor $0.4 million and the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $2.0 million. Approximately $1.0 million of organizational and offering costs the Advisor is liable for as of March 31, 2018 is deducted from "Due to Affiliates" and the remaining $1.0 million is included in "Other Assets, net" on the consolidated balance sheet.
Organizational and offering costs incurred as of March 31, 2018, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

March 31, 2018
Cumulative offering costs	$2,028
Cumulative organizational costs	$360
Organizational and offering costs advanced by the Advisor	$1,414
Organizational and offering costs paid by the Company	974
Adjustment to organizational and offering costs pursuant to the limitation:
Costs in excess of limit	(1,956)
Organizational and offering costs incurred	$432
As of March 31, 2018, organizational and offering costs incurred by the Company related to the IPO were approximately $76.1 million.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fee are paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
IPO Share Redemption Program
The Company has a share redemption program for holders of Class A, Class AA, and Class AAA shares ("IPO Shares") who have held their shares for less than four years, which enables IPO stockholders to sell their shares back to the Company in limited circumstances ("IPO Share Redemption Program"). The Company's IPO Share Redemption Program permits stockholders to submit their IPO Shares for redemption after they have held them for at least one year, subject to the significant conditions and limitations described below. On March 30, 2018, the board of directors of the Company amended the IPO Share Redemption Program. The key change to the IPO Share Redemption Program is that after one year from the purchase date, a stockholder will be able to redeem at 100% of the NAV of the applicable share class. The amendment will take effect on May 2, 2018. The redemption price will be equal to the NAV per share of the applicable share class.
There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, the Company may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, the Company will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

year, the Company will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of IPO Shares under the Company's DRP. These limits may prevent the Company from accommodating all requests made in any year. In addition, stockholders holding IPO Shares for four years or longer will be eligible to utilize the New Share Redemption Program, and redeem at 100% of the NAV of the applicable share class. The IPO Share Redemption Program will terminate in January 2021 on the four year anniversary of the termination of the primary portion of the Company's IPO. During the three months ended March 31, 2018 and 2017, the Company redeemed shares of its outstanding common stock as follows:

	Three Months Ended March 31,
Period	2018	2017
Shares of common stock redeemed	217,088	148,675
Weighted average price per share	$9.15	$9.49
During the three months ended March 31, 2018, the Company redeemed 217,088 shares of common stock for approximately $0.2 million at a weighted average price per share of $9.15. Since inception, the Company has honored all redemption requests and has redeemed a total of 1,008,028 shares of common stock for approximately $9.4 million at a weighted average price per share of $9.28. The Company has funded all redemptions using proceeds from the sale of IPO Shares pursuant to the DRP.
As long as the common stock is not listed on a national securities exchange or over-the-counter market, stockholders who have held their stock for at least one year may be able to have all or a portion consisting of at least 25% of their shares of stock redeemed by the Company. Share redemption requests must be received by the Company no later than the last business day of the calendar quarter, and shares generally will be redeemed on the last business day of the month following such calendar quarter. The redemption price per IPO Share prior to May 2, 2018 is included in the Company's 2017 Annual Report on Form 10-K filed on March 9, 2018.
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
As the use of the proceeds from the DRP related to the IPO Shares for redemptions is outside the Company’s control, the net proceeds from the DRP related to the IPO Shares are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP related to the IPO Shares, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP related to the IPO Shares. As of March 31, 2018, $33.5 million of

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

common stock was available for redemption and $4.6 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2018.
New Share Redemption Program
In connection with the Follow-On Offering, the Company’s board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). Under the New Share Redemption Program, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month immediately prior to the end of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis.With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the New Share Redemption Program, as applicable.
There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of the New Shares (and IPO shares that have been held for four years or longer) equal to a value of up to 5% of the aggregate NAV of the outstanding shares of such classes as of the last business day of the previous quarter. As the value on the aggregate redemptions of the New Shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of March 31, 2018, the quarterly cap was approximately $0.1 million.
The Company’s board of directors has the right to modify or suspend the New Share Redemption Program upon 30 days' notice at any time if it deems such action to be in the Company’s best interest and the best interest of the Company’s stockholders. Any such modification or suspension will be communicated to stockholders through the Company’s filings with the SEC.
9. Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner. The Operating Partnership issued 20,000 Class A limited partnership units for $10.00 per unit on February 11, 2014 to the Advisor in exchange for the initial capitalization of the Operating Partnership. On February 16, 2018, as elected by the Advisor, the Company issued 123,779 operating partnership units for $9.57 per unit to the Advisor for the 50% of the 2017 performance distribution allocation that the Advisor elected to receive in Class I limited partnership units. The remaining balance was paid in cash.
As of March 31, 2018, noncontrolling interests were approximately 0.19% of total shares outstanding and 0.10% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, the Company may purchase such limited partners' limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, limited partners may generally exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2018 and the year ended December 31, 2017:

	Three Months Ended March 31, 2018	Year Ended December 31, 2017
Beginning balance	$76	$84
Issuance of limited partnership units	1,185	—
Distributions to noncontrolling interests	(11)	(11)
Net income allocation	1	3
Ending balance	$1,251	$76
10. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the three months ended March 31, 2018, and 2017, respectively, and amounts payable as of March 31, 2018 and December 31, 2017:

	Incurred as of March 31,		Payable as of March 31,		Payable as of December 31,
	2018	2017	2018		2017
Expensed
Operating expenses	$678	$591	$678		$658
Asset management fees (1)	—	2,746	—		—
Property management fees	459	426	153		158
Performance distribution allocation	2,061	—	2,085		2,394
Advisory fees	2,301	—	769		762
Capitalized/Offering
Acquisition fees and expenses (2)	—	402	—		—
Organization and offering expense	240	—	432	(6)	192
Other costs advanced by the Advisor	71	203	358		285
Selling commissions (3)	11	1,125	—		—
Dealer Manager fees (4)	45	392	—		—
Stockholder servicing fee	82	355	11,378		12,377
Advisor advances: (5)
Organization and offering expenses	18	448	26		8
Dealer Manager fees	—	789	—		62
Total	$5,966	$7,477	$15,879		$16,896

(1)	As part of the Follow-On Offering, the Company's new management compensation structure no longer includes asset management fees.

(2)
Effective September 20, 2017, the Advisor is not entitled to acquisition fees, disposition fees or financing fees; provided, however, that the Advisor will receive the compensation set forth in the original advisory agreement for the Company’s investment in an approximately 1,000,000 square foot property located at 39000 Amrheim Road, Livonia, Michigan 48150 with a total transaction price of approximately $80.0 million.

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

(6)	Excludes amounts in excess of the 15% organization and offering costs limitation. See Note 8, Equity, for additional details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

On September 20, 2017, an affiliated entity of the Sponsor purchased 263,992 New Shares for $2.5 million. As of March 31, 2018, the total outstanding shares owned by affiliates (including DRP) was 547,567.
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
Performance Distribution Allocation
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Advisor will hold a special limited partner interest in the Operating Partnership that entitles it to receive a distribution from the Operating Partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up (terms of the performance distribution allocation are included in the Company's 2017 Annual Report on Form 10-K filed on March 9, 2018). Such distribution will be made annually and accrue daily. On February 16, 2018, the Company paid in cash approximately $1.2 million and issued approximately $1.2 million in Class I limited partnership units to the Advisor. The Advisor elected to receive 50% in cash and the remaining in Class I limited partnership units.
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. For the three months ended March 31, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25% guideline.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and secretary, Howard S. Hirsch of approximately $0.15 million and $0.17 million, which is included in offering costs for the three months ended March 31, 2018 and 2017, respectively, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.01 million and $0.03 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the three months ended March 31, 2018 and 2017, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
Dealer Manager Agreement
The Company entered into a dealer manager agreement (the "Dealer Manager Agreement") and associated form of participating dealer agreement with the Dealer Manager. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's IPO, except as it relates to the share classes offered and the fees to be received by the Dealer Manager (terms of the Dealer Manager Agreement are included in the Company's 2017 Annual Report on Form 10-K filed on March 9, 2018).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
March 31, 2018
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12. Declaration of Distributions
During the quarter ended March 31, 2018, the Company paid cash distributions in the amount of $0.0015068493 per day, before adjustments of class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2018 through March 31, 2018. Such distributions payable to each stockholder of record were paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
On March 8, 2018, the Company’s board of directors declared cash distributions in the amount of $0.0015068493 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2018 through June 30, 2018. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
13. Subsequent Events
Offering Status
As of May 10, 2018, the Company had issued 5,204,371 of the Company’s common stock pursuant to the DRP for approximately $49.3 million.
Redemptions
Declaration of Distributions
On May 9, 2018, the Company’s board of directors declared distributions in the amount of $0.0015068493 per day per share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2018 through September 30, 2018. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
Debt Financing
On April 27, 2018, the Company, through four special purpose entities that own the respective four properties noted below and are owned by the Company's Operating Partnership, entered into that certain loan agreement (the "Loan Agreement”) with Bank of America, N.A. and KeyBank (together with their successors and assigns, collectively, the "Lender") in which the Company borrowed $250.0 million (the "Loan").

The Company utilized approximately $249.8 million of the proceeds provided by the Loan to pay down a portion of the Company's Revolving Credit Facility. In connection with this pay down of the Company's Revolving Credit Facility, KeyBank released four of the special purpose entities owned by the Company's Operating Partnership from their obligations as guarantors under the Revolving Credit Facility. The Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties with the following tenants: 3M Company, Amazon.com.dedc LLC, Southern Company Services, Inc. and IGT (each, a "Secured Property"). In connection with this transaction, the Company entered into a nonrecourse carve-out guaranty agreement.

In addition to their first mortgage lien, the Lender also has a security interest in all other property relating to the ownership, use, maintenance or operation of the improvements on each Secured Property and all rents, profits and revenues from each Secured Property.
The Loan has a term of 10 years, maturing on May 1, 2028. The Loan bears interest at an annual rate of 4.315%. The Loan requires monthly payments of interest only. Commencing on June 1, 2020, the Loan may be prepaid but only if such prepayment is made in full (with certain exceptions), subject to certain conditions set forth in the Loan Agreement, including 30 days' prior notice to the Lender and payment of a prepayment premium in addition to all unpaid principal and accrued interest

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

to the date of such prepayment. Commencing on November 1, 2027, the Loan may be prepaid in whole or in part, subject to satisfaction of certain conditions, including 30 days' prior notice to the Lender, without payment of any prepayment premium.

Swap Settlement
On April 30, 2018, the Company settled a cash flow hedge contract with a nominal amount of $100 million and a strike price of 1.50%, which resulted in the Company receiving a net settlement of approximately $0.1 million.

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
As of March 31, 2018, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to March 31, 2018 was approximately $77.1 million with approximately 82.6% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our rentable square feet under lease as of March 31, 2018 was 100%, with a weighted average remaining lease term of 10.1 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 43.2%.
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
Set forth below are the components of the daily NAV as of March 31, 2018 and December 31, 2017, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of March 31, 2018	As of December 31, 2017
Gross Real Estate Asset Value	$1,212,376	$1,205,346
Other Assets, net	14,524	13,167
Mortgage Debt	(484,728)	(484,728)
NAV	$742,172	$733,785

Total Shares Outstanding	77,515,548	76,995,113
NAV per share	$9.57	$9.53

Our independent valuation firm utilized the direct capitalization approach for 5 of the 27 properties in our portfolio and the discounted cash flow approach for the remaining 22 properties in our portfolio with a weighted average of approximately 10.1 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 27 properties using the cash flow discount rates:

			Weighted Average
	Range
Overall Capitalization Rate (direct capitalization approach)	5.25%	6.50%	5.79%
Terminal Capitalization Rate (discounted cash flow approach)	5.75%	9.00%	6.55%
Cash Flow Discount Rate (discounted cash flow approach)	6.50%	9.75%	7.34%
The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares:

	Share Classes
	Class T	Class S	Class D	Class I	IPO	OP Units	Total

NAV as of December 31, 2017	$39,614	$2,543	$2,546	$2,539,961	$731,044,507	$190,733	$733,819,904
Fund level changes to NAV
Realized/unrealized losses on net assets	3,003	52	78	53,731	14,886,431	15,574	14,958,869
Dividend accrual	(1,740)	(30)	(54)	(37,809)	(10,442,515)	(10,733)	(10,492,881)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(358)	(6)	(3)	—	(1,168,676)	(650)	(1,169,693)
NAV as of March 31, 2018 before share/unit sale/redemption activity	$40,519	$2,559	$2,567	$2,555,883	$734,319,747	$194,924	$737,116,199
Unit sale/redemption activity- Dollars
Amount sold	212,165	30	5,035	156,268	5,484,336	1,184,564	7,042,398
Amount redeemed	—	—	—	—	(1,986,847)	—	(1,986,847)
NAV as of March 31, 2018	$252,684	$2,589	$7,602	$2,712,151	$737,817,236	$1,379,488	$742,171,750
Shares/ units outstanding as of December 31, 2017	4,147	266	267	266,172	76,704,260	20,000	76,995,112
Shares/units sold	22,143	3	526	16,359	574,714	123,779	737,524
Shares/units redeemed	—	—	—	—	(217,088)	—	(217,088)
Shares/units outstanding as of March 31, 2018 (1)	26,290	269	793	282,531	77,061,886	143,779	77,515,548
NAV per share/unit as of December 31, 2017	$9.55	$9.54	$9.54	$9.54	$9.53
Change in NAV per share/unit	0.06	0.06	0.05	0.06	0.04
NAV per share as of March 31, 2018	$9.61	$9.60	$9.59	$9.60	$9.57

(1)	Excludes DRP shares issued on April 2, 2018.

Revenue Concentration
The percentage of net rent for the 12-month period subsequent to March 31, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Ohio	$9,851	4	12.8%
Illinois	8,709	2	11.3
California	8,587	3	11.1
Alabama (1)	8,394	1	10.9
New Jersey	8,166	2	10.6
Arizona	7,490	2	9.7
Nevada	6,815	2	8.8
Texas	4,099	1	5.3
Oregon	3,251	1	4.2
North Carolina	2,696	2	3.5
All Others (2)	9,060	7	11.8
Total	$77,118	27	100.0%

(1)	Includes escrow proceeds of approximately $1.4 million to be received during the 12 month period subsequent to March 31, 2018.

(2)	All others represent 3.0% or less of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to March 31, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Consumer Services	$12,821	4	16.6%
Utilities (2)	10,316	2	13.4
Capital Goods	10,281	6	13.3
Technology Hardware & Equipment	9,617	3	12.5
Diversified Financials	5,863	1	7.6
Retailing	5,689	1	7.4
Banks	5,522	2	7.2
Energy	4,099	1	5.3
Consumer Durables and Apparel	3,251	1	4.2
Transportation	3,079	2	4.0
Pharmaceuticals, Biotechnology & Life Sciences	2,839	1	3.7
All Others (3)	3,741	3	4.8
Total	$77,118	27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $1.4 million to be received during the 12 month period subsequent to March 31, 2018.

(3)	All others represent 3.0% or less of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to March 31, 2018, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
Southern Company Services, Inc.(1)	$8,394	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.6
Amazon.com.dedc, LLC	5,689	7.4
Bank of America, N.A.	5,522	7.2
Wyndham Worldwide Operations	5,327	6.9
IGT	4,714	6.1
3M Company	4,477	5.8
Zebra Technologies Corporation	4,232	5.5
Wood Group Mustang, Inc.	4,099	5.3
Nike	3,251	4.2
Other (2)	25,550	33.1
Total	$77,118	100.0%

(1)	Includes escrow proceeds of approximately $1.4 million to be received during the 12 month period subsequent to March 31, 2018.

(2)	All others account for 4% or less of total net rent on an individual basis.

The tenant lease expirations by year based on net rent for the 12-month period subsequent to March 31, 2018 are as follows (dollars in thousands)

Year of Lease Expiration	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2021	$8,773	3	747,000	11.4%
2022	1,186	1	312,000	1.5
2023	6,898	2	658,600	8.9
2024	8,771	4	571,500	11.4
2025	7,414	5	728,700	9.6
2026 and beyond (1)	44,076	12	4,322,800	57.2
Total	$77,118	27	7,340,600	100.0%

(1)	Includes escrow proceeds of approximately $1.4 million to be received during the 12 month period subsequent to March 31, 2018.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the three months ended March 31, 2018.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2017.
Same Store Analysis
Comparison of the Three Months Ended March 31, 2018 and 2017
For the quarter ended March 31, 2018, our "Same Store" portfolio consisted of 25 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 25 properties for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$21,204	$21,399	$(195)	(1)%
Property expense recoveries	4,504	4,307	197	5%
Property operating expenses	2,090	1,664	426	26%
Property tax expense	2,311	2,365	(54)	(2)%
Asset and property management fees to affiliates	442	3,141	(2,699)	(86)%
Depreciation and amortization	10,484	10,402	82	1%
Interest expense	1,321	1,321	—	0%

Asset and Property Management Fees to Affiliates
The decrease in asset and property management fees to affiliates for the three months ended March 31, 2018 was primarily related to changes in the management compensation structure attributed to the Follow-On Offering. (See Note 10, Related Party Transactions, for additional details.)
Property Operating Expenses
The increase in property operating expense of $0.4 million compared to the same period a year ago is primarily the result of higher property expenses at one property due to weather.
Portfolio Analysis
As of March 31, 2017, we owned 26 properties and as of March 31, 2018, we owned 27 properties.
Comparison of the Three Months Ended March 31, 2018 and 2017
We own 27 properties as of March 31, 2018. The variances as it relates to advisory fees, performance distribution allocation expenses and asset management fees from our results of operations for the three months ended March 31, 2018 compared to the same period in the prior year, are primarily a result of our new management compensation structure related to our Follow-On Offering.
The following table provides summary information about our results of operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$22,010	$21,608	$402	2%
Property expense recoveries	4,779	4,364	415	10%
Property operating expense	2,053	1,673	380	23%
Property tax expense	2,459	2,412	47	2%
Asset management fees to affiliates	—	2,746	(2,746)	(100)%
Property management fees to affiliates	459	426	33	8%
Advisory fees to affiliates	2,301	—	2,301	100%
Performance distribution allocation to affiliates	2,061	—	2,061	100%
General and administrative expenses	760	922	(162)	(18)%
Corporate operating expenses to affiliates	678	591	87	15%
Depreciation and amortization	10,998	10,523	475	5%
Interest expense	4,271	3,579	692	19%
Other (expense) income, net	55	24	31	129%
Property Expense Recoveries
The increase in property expense recoveries of $0.4 million compared to the same period a year ago is primarily the result of higher operating expenses related to (1) approximately $0.3 million related to an increase due to weather at one property and (2) approximately $0.1 million as a result of timing of two acquisitions.
Property Operating Expense
The increase in property operating expense of $0.4 million compared to the same period a year ago is primarily the result of (1) approximately $0.3 million related to an increase in snow removal services at one property and (2) approximately $0.1 million as a result of timing of two acquisitions.

General and Administrative Expenses
The total decrease in general and administrative expenses for the three months ended March 31, 2018 was a result of the 15% limitation of organizational costs incurred in connection with the Follow-On Offering. See Note 8, Equity, for additional details.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended March 31, 2018 increased by approximately $0.1 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Interest Expense
The increase in interest expense for the three months ended March 31, 2018 was primarily related to higher interest rate due to draws that totaled $24.3 million from our Revolving Credit Facility to fund two acquisitions subsequent to March 31, 2017.
Funds from Operations and Adjusted Funds from Operations
Our management believes that historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient.
Management is responsible for managing interest rate, hedge and foreign exchange risks. To achieve our objectives, we may borrow at fixed rates or variable rates. In order to mitigate our interest rate risk on certain financial instruments, if any, we may enter into interest rate cap agreements or other hedge instruments and in order to mitigate our risk to foreign currency exposure, if any, we may enter into foreign currency hedges. We view fair value adjustments of derivatives, impairment charges and gains and losses from dispositions of assets as non-recurring items or items which are unrealized and may not ultimately be realized, and which are not reflective of ongoing operations and are therefore typically adjusted for when assessing operating performance.
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
Beginning with the three months ended March 31, 2018, we are now using Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations as a non-GAAP measure of operating performance. Management decided to replace the Modified Funds from Operations measure with AFFO because AFFO provides investors with supplemental performance information that is consistent with the performance models and analysis used by management. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of the Company's operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of AFFO based on the following economic considerations:

•
Revenues in excess of cash received, net. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these contractual periodic minimum rent payment increases during the term of a lease are recorded to rental revenue on a straight-line basis in order to reconcile the difference between accrual and cash basis accounting. As straight-line rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of straight-line rent to arrive at AFFO as a means of determining operating results of our portfolio. In addition, when applicable, in conjunction with certain acquisitions, we may enter into a master escrow or lease agreement with a seller, whereby the seller is obligated to pay us rent pertaining to certain spaces impacted by existing rental abatements. In accordance with GAAP, these proceeds are recorded as an adjustment to the allocation of real estate assets at the time of acquisition, and, accordingly, are not included in revenues, net income, or FFO. This application results in income recognition that can differ significantly from current contract terms. By adjusting for this item, we believe AFFO is reflective of the realized economic impact of our leases (including master agreements) that is useful in assessing the sustainability of our operating performance.

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As amortization of in-place lease valuation is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization to arrive at AFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP are capitalized and included as part of the relative fair value when the property acquisition meets the definition of an asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. By excluding acquisition-related costs, AFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to the AFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from AFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management.

•
Gain or loss from the extinguishment of debt. We use debt as a partial source of capital to acquire properties in our portfolio. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management believes that this loss is considered an event not associated with our operations, and therefore, deems this write off to be an exclusion from AFFO.

•
Unrealized gains (losses) on derivative instruments. These adjustments include unrealized gains (losses) from mark-to-market adjustments on interest rate swaps and losses due to hedge ineffectiveness.  The change in the fair value of interest rate swaps not designated as a hedge and the change in the fair value of the ineffective portion of interest rate swaps are non-cash adjustments recognized directly in earnings and are included in interest expense.  We have excluded these adjustments in our calculation of AFFO to more appropriately reflect the economic impact of our interest rate swap agreements.

•
Performance distribution allocation. Our Advisor holds a special limited partner interest in our Operating Partnership that entitles it to receive a special distribution from our Operating Partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up. At the election of the advisor, the performance distribution allocation may be paid in cash or Class I units in our Operating Partnership. We believe that the distribution, to the extent it is paid in cash, is appropriately included as a component of corporate operating expenses to affiliates and therefore included in FFO and AFFO. If, however, the special distribution is paid in Class I units, management believes the distribution would be excluded from AFFO to more appropriately reflect the on-going portfolio performance and our ability to sustain the current distribution level.

For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. The use of AFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete. However, FFO and AFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or to cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, the SEC or NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Net income	$804	$3,124
Adjustments:
Depreciation of building and improvements	5,031	4,892
Amortization of leasing costs and intangibles	5,967	5,631
FFO	$11,802	$13,647
Distributions to noncontrolling interests	(11)	(3)
FFO, net of noncontrolling interest distributions	$11,791	$13,644
Reconciliation of FFO to AFFO
FFO, net of noncontrolling interest distributions	$11,791	$13,644
Adjustments:
Revenues in excess of cash received, net	(1,642)	(2,219)
Amortization of below market rent, net	(1,158)	(1,033)
Unrealized loss (gain) on derivatives	77	23
Performance distribution adjustment	1,030	—
AFFO	$10,098	$10,415
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

The following table summarizes shares issued and gross proceeds received for each share class as of March 31, 2018 (dollars in thousands):

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$260	$3	$8	$2,613	$240,780	$474,858	$8,379	$726,901
Gross proceeds from DRP	$1	$—	$—	$77	$21,626	$25,358	$375	$47,437
Shares issued in primary portion of offerings	26,234	264	786	275,765	24,199,760	47,562,870	901,226	72,966,905
DRP shares issued	82	7	10	8,080	2,283,665	2,682,572	39,870	5,014,286
Stock distribution shares issued	—	—	—	—	263,641	300,166	4,676	568,483
Restricted stock issued	—	—	—	—	—	—	25,500	25,500
Total shares issued prior to redemptions	26,316	271	796	283,845	26,747,066	50,545,608	971,272	78,575,174
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
Revolving Credit Facility
On December 12, 2014, we, through our Operating Partnership, entered into the revolving credit agreement, as amended by the first amendment to the revolving credit agreement dated as of May 27, 2015, and as further amended by the increase agreements to the revolving credit agreement dated as of August 11, 2015 and November 22, 2016, and various notes related thereto, related to a loan with a syndicate of lenders, under which KeyBank serves as administrative agent; Bank of America, N.A., SunTrust Bank, Capital One, and Wells Fargo Bank, National Association, serve as co-syndication agents; and KeyBanc Capital Markets, Merrill Lynch, Pierce, Fenner and Smith Incorporated, SunTrust Robinson Humphrey, Inc., Capital One, and Wells Fargo Securities, LLC serve as joint lead arrangers and joint bookrunners. In addition, we entered into guaranty agreements.
Pursuant to the credit agreement, we were provided with the Revolving Credit Facility in an initial commitment amount of $250.0 million, which commitment may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. On August 11, 2015, we exercised our right under the credit agreement to increase the total commitments from $250.0 million to $410.0 million, and on November 22, 2016, we exercised our right under the credit agreement to increase the total commitments from $410.0 million to $550.0 million.
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
As of March 31, 2018, we were in compliance with all applicable covenants. As of March 31, 2018, the remaining capacity pursuant to the Revolving Credit Facility was $143.9 million.
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
As of March 31, 2018, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
As of March 31, 2018, we were in compliance with all applicable covenants.
Bank of America Loan
On April 27, 2018, we, through four special purpose entities owned by our Operating Partnership, entered into the Loan Agreement with Bank of America, N.A. and KeyBank, in which we borrowed $250.0 million. The Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on four properties. The Loan has a term of 10 years, maturing on May 1, 2028. The Loan bears interest at a rate of 4.32%. The Loan requires monthly payments of interest only.
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
Effective as of November 1, 2017, Griffin Capital Essential Asset Operating Partnership, L.P, an affiliated party, novated a $100.0 million interest rate swap agreement with an expiration date of June 1, 2018 to our Operating Partnership. We paid approximately nine thousand dollars, which approximated fair value. See further details of the cash flow swap in the table below.
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

The following table sets forth a summary of the interest rate swaps at March 31, 2018 and December 31, 2017 (dollars in thousands):

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2018	December 31, 2017
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$922	$967
Interest Rate Swap	11/1/2017	7/1/2018	1.50%	107	65
Total				$1,029	$1,032

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2018, our derivatives were in asset positions, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

Other Potential Future Sources of Capital

Potential future sources of capital include proceeds from our public or private offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our public offerings and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
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
Our cash, cash equivalents and restricted cash balances decreased by approximately $4.8 million during the three months ended March 31, 2018 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the three months ended March 31, 2018 decreased to $8.5 million compared to cash provided by operating activities of approximately $14.2 million for the three months ended March 31, 2017. Net cash provided by/(used) in operating activities before changes in operating assets and liabilities for the three months ended March 31, 2018 increased by $0.2 million to $9.1 million, compared to approximately $8.9 million for the three months ended March 31, 2017. The increase is primarily due to the operating results of acquired properties during 2017.
Investing Activities. During the three months ended March 31, 2018, we used $0.2 million in cash for investing activities compared to $35.2 million used during the same period in 2017. The $35.0 million decrease in cash utilization in investing activities is primarily related to the following:

•	$14.9 million decrease in cash used to acquire properties for the three months ended March 31, 2018 compared to the same period in 2017;

•	$19.9 million decrease in restricted reserves primarily as a result of payments of tenant improvement disbursements; and

•	$0.2 million used in real estate acquisition deposits.
Financing Activities. During the three months ended March 31, 2018, we used $13.1 million in financing activities compared to $30.1 million generated during the same period in 2017, a decrease in cash provided by financing activities of $43.2 million which is comprised primarily of the following:

•	$37.0 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of the primary portion of our IPO during the first quarter of 2017;

•	$5.3 million increase in cash used for financing deposits; and

•	$1.0 million increase in cash used for payment for distributions and repurchases of common stock due to an increase in number of shareholders.
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

Distributions may be funded with operating cash flow, offering proceeds, or a combination thereof. From inception and through March 31, 2018, we funded 94% of our cash distributions from cash flow provided by operating activities and 6% from offering proceeds. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the three months ended March 31, 2018 and the year ended December 31, 2017, excluding stock distributions (dollars in thousands):

	Three Months Ended March 31, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$3			$11
Distributions paid in cash — common stockholders	4,943			19,232
Distributions of DRP	5,483			22,208
Total distributions	$10,429	(1)		$41,451
Source of distributions (2)
Cash flows provided by operations	$4,946		47%	$19,243	46%
Offering proceeds from issuance of common stock	—		0%	—	0%
Offering proceeds from issuance of common stock pursuant to the DRP	5,483		53%	22,208	54%
Total sources	$10,429	(3)	100%	$41,451	100%

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of March 31, 2018 were approximately $1.8 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2018 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1) (2)	$484,728	$—	$357,758	$4,449	$122,521
Interest on outstanding debt obligations (3)	63,369	12,896	25,294	10,364	14,815
Total	$548,097	$12,896	$383,052	$14,813	$137,336

(1)
Amount relates to principal payments for the outstanding balance on the Revolving Credit Facility and AIG Loan at March 31, 2018. The Revolving Credit Facility is due on December 12, 2019, assuming the one-year extension is exercised.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Revolving Credit Facility and AIG Loan at March 31, 2018. Projected interest payments are based on the interest rate in effect at March 31, 2018.

Off-Balance Sheet Arrangements
As of March 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 13, Subsequent Events, to the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2017. Our exposures to market risk have not changed materially since December 31, 2017.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018. The following risk factor replaces the risk factor regarding FFO and MFFO disclosed in such Annual Report. Except as presented below, there have been no material changes from the risk factors set forth in such Annual Report. However, the risks and uncertainties that the Company faces are not limited to those set forth in such Annual Report.
We disclose FFO and AFFO, each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders should consider GAAP measures to be more relevant to our operating performance.
We use and we disclose to investors, FFO and AFFO, which are non-GAAP financial measures. FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors should consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and AFFO and GAAP net income differ because FFO and AFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. AFFO further adjusts for revenues in excess of cash received, amortization of in-place lease valuation, acquisition-related costs, unrealized gains or losses on derivative instruments, gain or loss from extinguishment of debt and performance participation allocation not paid in cash.
Because of these differences, FFO and AFFO may not be accurate indicators of our operating performance. In addition, FFO and AFFO are not indicative of cash flow available to fund cash needs and investors should not consider FFO and AFFO as alternatives to cash flows from operations or an indication of our liquidity, or indicative of funds available to fund our cash needs, including our ability to pay distributions to our stockholders.
Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In September 2016, our board of directors approved the close of the primary portion of the IPO effective January 20, 2017; however, we continued to offer shares pursuant to the DRP under our IPO registration statement through May 2017.

As of March 31, 2018, we had received aggregate gross proceeds from the primary portion of our IPO of $724.0 million from the sale of 72,663,856 shares and approximately $47.4 million from the issuance of 5,006,108 shares of our common stock pursuant to the DRP. Our IPO equity raise as of March 31, 2018 resulted in the following (dollars in thousands):

As of March 31, 2018
Common shares issued in the primary portion of our IPO	72,663,856
Common shares issued in our offering pursuant to our DRP portion of the IPO	5,006,108
Total common shares	77,669,964
Gross proceeds from the primary portion of our IPO	$724,019
Gross proceeds from our offering from shares issued pursuant to our DRP portion of the IPO	47,360
Total gross proceeds from our IPO	$771,379
Selling commissions and Dealer Manager fees incurred	(50,996)
Reimbursement of organizational and offering costs paid to our Advisor	(6,722)
Net proceeds from our IPO	$713,661
Reimbursement of organizational and offering costs owed to our Advisor	(26)
Net proceeds from our IPO, adjusted for organizational and offering costs owed to our Advisor	$713,635
The net offering proceeds raised in the primary portion of the IPO were primarily used to fund:

•	Acquisitions of real property and tenant improvements of approximately $487.8 million;

•	Repayment of debt and redemptions of preferred units of approximately $150.3 million;

•	Acquisition fees paid and expenses reimbursed to the Advisor of approximately $26.5 million;

•	Payment of stockholder servicing fees of approximately $6.8 million; and

•
Other business obligations, including, but not limited to, the payment of a portion of cash distributions to the stockholders of approximately $38.8 million and deferred financing cost of approximately $5.7 million.

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
There were no shares redeemed under our New Share Redemption Program for the three months ended March 31, 2018.

IPO Share Redemption Program
We have a share redemption program for holders of IPO Shares who have held their shares for less than four years, which enables IPO stockholders to sell their shares back to us in limited circumstances. Our IPO Share Redemption Program permits stockholders to submit their IPO Shares for redemption after they have held them for at least one year, subject to the significant conditions and limitations described below. On March 30, 2018, our board of directors amended the IPO Share Redemption Program. The key change to our IPO Share Redemption Program is that after one year from the purchase date, a stockholder will be able to redeem at 100% of the NAV of the applicable share class. The amendment will take effect on May 2, 2018.
There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, we may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, we will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar year, we will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds we receive from the sale of IPO Shares under the DRP. These limits may prevent us from accommodating all requests made in any year. In addition, stockholders of IPO Shares who have held their shares for four years or longer will be eligible to utilize the New Share Redemption Program and redeem at 100% of the NAV of the applicable share class. The IPO Share Redemption Program will terminate in January 2021 on the four year anniversary of the termination of the primary portion of our IPO. Our board of directors may choose to amend, suspend, or terminate the IPO Share Redemption Program upon 30 days' written notice at any time, which may be provided through our filings with the SEC. For additional details regarding our IPO Share Redemption Program, please see Note 8, Equity, to the consolidated financial statements contained in this report.
As of March 31, 2018, $33.5 million of common stock was available for redemption and $4.6 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of March 31, 2018.
During the three months ended March 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 31, 2018 (1)	217,088	$9.15	217,088	(2)
February 28, 2018	—	—	—	(2)
March 31, 2018	—	—	—	(2)

(1)	Shares redeemed in the month of January 2018 were pursuant to redemption requests received during the quarter ended December 31, 2017.

(2)	A description of the maximum number of shares that may be purchased under our IPO Share Redemption Program is included in the narrative preceding this table.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1	Amended IPO Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on April 2, 2018, SEC File No. 000-55605
10.1
Loan Agreement with Bank of America, N.A. and KeyBank N.A. dated April 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.2	Guaranty Agreement dated April 27, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.3	Promissory Note A-1-1 dated April 27, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.4
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the Southern Company Services, Inc. Property dated April 27, 2018, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.5	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended March 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	May 14, 2018	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)