Form 10-Q
period 2018-06-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2018-08-10
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2018, there were 170,285; 275; 19,048; 686,071; 25,977,408; 49,967,296; and 989,476 shares of Class T, Class S, Class D, Class I, Class A, Class AA, and Class AAA common stock, respectively, of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Form 10-Q for the quarter ended March 31, 2018, each as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Available Information

Our company website address is www.griffincapital.com/griffin-capital-essential-asset-reit-ii. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the “Latest News” subpage of our website, which is accessible by clicking on the tab labeled “Latest News” on our website home page. In addition, we make available on the “SEC Filings” subpage of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Corporate Governance” subpage of our website.

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	June 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$30,605	$33,164
Restricted cash	14,758	12,886
Real estate:
Land	122,482	122,482
Building and improvements	816,079	815,721
Tenant origination and absorption cost	240,364	240,364
Construction in progress	101	299
Total real estate	1,179,026	1,178,866
Less: accumulated depreciation and amortization	(106,036)	(83,905)
Total real estate, net	1,072,990	1,094,961
Intangible assets, net	3,110	3,294
Due from affiliates	1,126	686
Deferred rent	27,946	22,733
Other assets, net	9,665	12,224
Total assets	$1,160,200	$1,179,948
LIABILITIES AND EQUITY
Debt:
Mortgages payable	$375,312	$126,287
Unsecured credit facility	105,849	355,561
Total debt	481,161	481,848
Restricted reserves	13,372	13,368
Distributions payable	1,713	1,689
Due to affiliates	17,191	16,896
Below market leases, net	48,783	51,295
Accrued expenses and other liabilities	20,200	19,903
Total liabilities	582,420	584,999
Commitments and contingencies (Note 11)
Common stock subject to redemption	33,387	32,405
Stockholders' equity:
Common Stock, $0.001 par value - Authorized:800,000,000; 77,835,406 and 77,175,283 shares outstanding in the aggregate, as of June 30, 2018 and December 31, 2017, respectively (1)	76	76
Additional paid-in capital	658,471	656,705
Cumulative distributions	(103,695)	(82,590)
Accumulated deficit	(12,346)	(12,672)
Accumulated other comprehensive income	657	949
Total stockholders' equity	543,163	562,468
Noncontrolling interests	1,230	76
Total equity	544,393	562,544
Total liabilities and equity	$1,160,200	$1,179,948

(1)	See Note 8, Equity, for the number of shares outstanding of each class of common stock as of June 30, 2018 and December 31, 2017.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Rental income	$21,916	$22,677	$43,926	$44,285
Property expense recovery	4,381	3,869	9,160	8,233
Total revenue	26,297	26,546	53,086	52,518
Expenses:
Property operating	1,679	1,411	3,732	3,084
Property tax	2,613	2,321	5,072	4,733
Property management fees to affiliates	450	469	909	895
Asset management fees to affiliates	—	2,795	—	5,541
Advisory fees to affiliates	2,323	—	4,624	—
Performance distribution allocation to affiliates	2,055	—	4,116	—
General and administrative	911	983	1,671	1,905
Corporate operating expenses to affiliates	684	522	1,362	1,113
Depreciation and amortization	11,133	10,951	22,131	21,474
Total expenses	21,848	19,452	43,617	38,745
Income before other income (expenses)	4,449	7,094	9,469	13,773
Other income (expense):
Interest expense	(5,040)	(3,869)	(9,311)	(7,448)
Other income, net	113	140	168	164
Net (loss) income	(478)	3,365	326	6,489
Net loss (income) attributable to noncontrolling interests	1	(1)	—	(2)
Net (loss) income attributable to common stockholders	$(477)	$3,364	$326	$6,487
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.01)	$0.04	$—	$0.09
Weighted average number of common shares outstanding, basic and diluted	77,480,406	75,658,033	77,370,273	75,109,702
Distributions declared per common share	$0.14	$0.14	$0.28	$0.28
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(478)	$3,365	$326	$6,489
Other comprehensive (loss) income:
Change in fair value of swap agreement	(367)	(96)	(293)	70
Total comprehensive (loss) income	(845)	3,269	33	6,559
Comprehensive loss (income) attributable to noncontrolling interests	2	(1)	1	(2)
Comprehensive (loss) income attributable to common stockholders	$(843)	$3,268	$34	$6,557

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	4,205,673	4	41,822	—	—	—	41,826	—	41,826
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	292	—	—	—	292	—	292
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(3,593)	—	—	—	(3,593)	—	(3,593)
Distributions to common stockholders	—	—	—	(19,427)	—	—	(19,427)	—	(19,427)
Issuance of shares for distribution reinvestment plan	2,358,188	2	22,206	(22,208)	—	—	—	—	—
Repurchase of common stock	(623,499)	(1)	(5,741)	—	—	—	(5,742)	—	(5,742)
Additions to common stock subject to redemption	—	—	(16,467)	—	—	—	(16,467)	—	(16,467)
Issuance of stock dividends	269,774	—	2,549	(2,549)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	11,116	—	11,116	3	11,119
Other comprehensive income	—	—	—	—	—	108	108	—	108
Balance December 31, 2017	77,175,283	$76	$656,705	$(82,590)	$(12,672)	$949	$562,468	$76	$562,544
Gross proceeds from issuance of common stock	225,388	—	2,196	—	—	—	2,196	—	2,196
Discount on issuance of common stock	—	—	(28)	—	—	—	(28)	—	(28)
Stock-based compensation	10,500	—	44	—	—	—	44	—	44
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(445)	—	—	—	(445)	—	(445)
Distributions to common stockholders	—	—	—	(10,135)	—	—	(10,135)	—	(10,135)
Issuance of shares for distribution reinvestment plan	1,145,544	1	10,969	(10,970)	—	—	—	—	—
Repurchase of common stock	(721,309)	(1)	(6,580)	—	—	—	(6,581)	—	(6,581)
Additions to common stock subject to redemption	—	—	(4,390)	—	—	—	(4,390)	—	(4,390)
Issuance of limited partnership units	—	—	—	—	—	—	—	1,185	1,185
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(30)	(30)
Net income	—	—	—	—	326	—	326	—	326
Other comprehensive loss		—	—	—	—	(292)	(292)	(1)	(293)
Balance June 30, 2018	77,835,406	$76	$658,471	$(103,695)	$(12,346)	$657	$543,163	$1,230	$544,393
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$326	$6,489
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and improvements	10,131	9,916
Amortization of tenant origination and absorption costs	12,000	11,558
Amortization of above and below market leases	(2,328)	(2,206)
Amortization of deferred financing costs	570	546
Deferred rent	(5,214)	(8,729)
Stock based compensation	44	242
Unrealized loss on interest rate swap	77	41
Performance distribution allocation (non-cash)	3,086	—
Change in operating assets and liabilities:
Other assets, net	2,250	3,535
Accrued expenses and other liabilities, net	(2,999)	(2,068)
Due to affiliates, net	(103)	1,102
Net cash provided by operating activities	17,840	20,426
Investing Activities:
Acquisition of properties, net	—	(44,234)
Restricted reserves	4	(20,247)
Improvements to real estate	—	(17)
Payments for construction in progress	(300)	(144)
Real estate acquisition deposits	—	250
Net cash used in investing activities	(296)	(64,392)
Financing Activities:
Proceeds from borrowings - Credit Facility	—	14,300
Proceeds from borrowings - BofA/KeyBank Loan	250,000	—
Proceeds from borrowings - Term Loan	113,000	—
Principal payoff of indebtedness - Credit Facility	(357,673)	—
Deferred financing costs	(6,583)	(30)
Issuance of common stock	2,146	41,082
Offering costs	(2,398)	(4,970)
Repurchase of common stock	(6,581)	(2,475)
Distributions paid to common stockholders	(10,117)	(9,393)
Distributions paid to noncontrolling interests	(25)	(5)
Net cash (used in) provided by financing activities	(18,231)	38,509
Net decrease in cash, cash equivalents and restricted cash	(687)	(5,457)
Cash, cash equivalents and restricted cash at the beginning of the period	46,050	63,561
Cash, cash equivalents and restricted cash at the end of the period	$45,363	$58,104
Supplemental Disclosures of Significant Non-Cash Transactions:
(Decrease) increase in fair value swap agreement	$(293)	$70
Increase in Stockholder Servicing Fee Payable	$151	$355
Increase in distribution payable to common stockholders	$18	$106
Common stock issued pursuant to the distribution reinvestment plan	$10,970	$10,928

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of June 30, 2018.
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
June 30, 2018
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
In connection with the Follow-On Offering, the Company’s board of directors adopted a share redemption program for the New Shares (the “New Share Redemption Program”). Under this program, stockholders of the New Shares are allowed to redeem their shares after a one-year holding period at a redemption price equal to the NAV per share for the applicable class generally on the 13th of the month prior to quarter end.
On March 30, 2018, the board of directors of the Company amended the IPO Share Redemption Program (as defined in Note 8, Equity). The key change to the IPO Share Redemption Program is that after one year from the purchase date, a stockholder will be able to redeem at 100% of the NAV of the applicable share class. The amendment took effect on May 2, 2018. See Note 8, Equity, for additional details.

On June 4, 2018, the board of directors of the Company approved the termination of the IPO Share Redemption Program, effective as of July 5, 2018. In addition, effective as of such date, the board of directors amended and restated the New Share Redemption Program in order to allow stockholders of the IPO shares to utilize the New Share Redemption Program. Accordingly, beginning in July 2018, stockholders of IPO shares will be able to continue to redeem at 100% of the NAV of the applicable share class, subject to the other limitations and conditions of the amended and restated New Share Redemption Program.

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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Under existing standards, a quantitative assessment is made on an ongoing basis to determine if a hedge is highly effective in offsetting changes in cash flows associated with the hedged item. Under the new standard, entities will still be required to perform an initial quantitative test. However, the new standard allows entities to elect to subsequently perform only a qualitative assessment unless facts and circumstances change.
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
The FASB has also issued an amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (a) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (b) an entity need not reassess the lease classification for any expired or existing leases; and (c) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in May 2017 board meeting minutes that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit).
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
The Company does not expect that ASU No. 2016-02 will impact the Company's accounting for Fixed Lease Payments because the Company's accounting policy is currently consistent with the provisions of the standard. The Company is currently evaluating the impact of the standard as it relates to Non-Lease Payments. If the practical expedient mentioned above is adopted and the Company elects it, the Company expects payments for expense reimbursements that qualify as Non-Lease Payments will be presented under a single lease component presentation. However, without the proposed practical expedient, the Company expects these reimbursements would be separated into Fixed Lease Payments and Non-Lease Payments. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Lease Payments and would be accounted under ASU No. 2014-09 upon the adoption of the ASU No. 2016-02 as these payments for goods or services are transferred separately from the right to use the underlying assets.
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate
As of June 30, 2018, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the six months ended June 30, 2018 was $10.1 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs, for the six months ended June 30, 2018 was $12.0 million.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2021 to 2044.

As of June 30, 2018
Remaining 2018	$38,150
2019	78,887
2020	80,492
2021	72,677
2022	73,538
Thereafter	528,803
Total	$872,547
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

	June 30, 2018	December 31, 2017
In-place lease valuation (above market)	$4,046	$4,046
In-place lease valuation (above market), accumulated amortization	(936)	(752)
Intangible assets, net	$3,110	$3,294
In-place lease valuation (below market)	$(62,070)	$(62,070)
In-place lease valuation (below market) - accumulated amortization	13,287	10,775
In-place lease valuation (below market), net	$(48,783)	$(51,295)
Tenant origination and absorption cost	$240,364	$240,364
Tenant origination and absorption cost - accumulated amortization	(59,164)	(47,165)
Tenant origination and absorption cost, net	$181,200	$193,199
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of June 30, 2018 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2018	$(2,354)	$12,132
2019	$(4,695)	$24,198
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715
2022	$(3,799)	$19,597

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4. Debt
As of June 30, 2018 and December 31, 2017, the Company's debt and related deferred financing costs consisted of the following:

	June 30, 2018	December 31, 2017	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (2)
BofA/KeyBank Loan	$250,000	$—	4.32%	Interest Only	May 2028	4.36%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Mortgage Debt	376,970	126,970
Term Loan	113,000	—	LIBOR + 1.25% (4)	Interest Only	June 2023	3.50%
Revolving Credit Facility	85	357,758	LIBOR + 1.30%(4)(5)	Interest Only	June 2023 (6)	3.62%
Total Debt	490,055	484,728
Unamortized deferred financing costs	(8,894)	(2,880)
Total Debt, net	$481,161	$481,848

(1)
Including the effect of one interest rate swap agreement with a total notional amount of $100.0 million, the weighted average interest rate as of June 30, 2018 was approximately 3.81% for the Company's fixed-rate and variable-rate debt combined.

(2)	Reflects the effective interest rate at June 30, 2018 and includes the effect of amortization of deferred financing costs.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	The LIBOR as of June 30, 2018 was 2.11%.

(5)
As discussed below, the Company entered into an amended and restated credit agreement in June 2018. The contractual interest rate on the original revolving credit facility was LIBOR + 1.50% as of March 31, 2018.

(6)
The Revolving Credit Facility has an initial term of four years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

Amended and Restated Credit Agreement
On June 28, 2018, the Company, through the Operating Partnership, entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") related to a revolving credit facility and a term loan (collectively, the "Unsecured Credit Facility") with a syndicate of lenders, under which KeyBank, National Association ("KeyBank") serves as administrative agent, and various notes related thereto. In addition, the Company entered into a guaranty agreement.
Pursuant to the Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of up to $550 million and a term loan (the "Term Loan") in an initial commitment amount of up to $200 million, which commitments may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loan in such amounts as the Operating Partnership and KeyBank may determine.The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
The Revolving Credit Facility has an initial term of four years, maturing on June 28, 2022. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and the Operating Partnership pays an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, subject to the terms of the Amended and Restated Credit Agreement.
The Term Loan has an initial term of five years, maturing on June 28, 2023. Payments under the Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the Term Loan may not be repaid and reborrowed.
The Unsecured Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Operating Partnership, the Company, and the Company's subsidiaries, as disclosed in the periodic compliance certificate provided to the administrative agent each quarter. If the Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services or Moody's Investors Service, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
The Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the Operating Partnership must maintain a pool of real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
• there must be no less than 15 Pool Properties;
• no greater than 15% of the aggregate pool value may be contributed by a single Pool Property or tenant;
• no greater than 15% of the aggregate pool value may be contributed by Pool Properties subject to ground leases;
• no greater than 20% of the aggregate pool value may be contributed by Pool Properties which are under development;
• the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%; and
• other limitations as determined by KeyBank upon further due diligence of the Pool Properties.
Borrowing availability under the Amended and Restated Credit Agreement is limited to the lesser of (i) an asset pool leverage ratio of no greater than 60%, or (ii) an asset pool debt service coverage ratio of no less than
1.35:1.00.
As of June 30, 2018, the remaining capacity pursuant to the Unsecured Credit Facility was $226.0 million.
Bank of America and KeyBank Loan
On April 27, 2018, the Company, through four SPEs that own the respective four properties noted below and are owned by the Company's Operating Partnership, entered into a loan agreement (the "Loan Agreement”) with Bank of America, N.A. and KeyBank (together with their successors and assigns, collectively, the "Lender") in which the Company borrowed $250.0 million (the "BofA/KeyBank Loan").
The Company utilized approximately $249.8 million of the proceeds provided by the BofA/KeyBank Loan to pay down a portion of the Company's Revolving Credit Facility. In connection with this pay down of the Company's Revolving Credit Facility, KeyBank released four of the special purpose entities owned by the Company's Operating Partnership from their obligations as guarantors under the Revolving Credit Facility. The BofA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties with the following tenants: 3M Company, Amazon.com.dedc LLC, Southern Company Services, Inc. and IGT (each, a "Secured Property"). In connection with this transaction, the Company entered into a nonrecourse carve-out guaranty agreement.
In addition to their first mortgage lien, the Lender also has a security interest in all other property relating to the ownership, use, maintenance or operation of the improvements on each Secured Property and all rents, profits and revenues from each Secured Property.
The BofA/KeyBank Loan has a term of 10 years, maturing on May 1, 2028. The BofA/KeyBank Loan bears interest at an annual rate of 4.32%. Commencing on June 1, 2020, the BofA/KeyBank Loan may be prepaid but only if such prepayment is made in full (with certain exceptions), subject to certain conditions set forth in the Loan Agreement, including 30 days' prior notice to the Lender and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment. Commencing on November 1, 2027, the BofA/KeyBank Loan may be prepaid in whole or in part, subject to satisfaction of certain conditions, including 30 days' prior notice to the Lender, without payment of any prepayment premium.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Debt Covenant Compliance
Pursuant to the terms of the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of June 30, 2018.
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
On April 30, 2018, the Company settled the $100.0 million cash flow hedge contract purchased from Griffin Capital Essential Asset Operating Partnership, L.P., which resulted in the Company receiving a net settlement of approximately $0.1 million.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at June 30, 2018 and December 31, 2017:

				Fair Value (1)
Derivative Instruments	Effective Date	Maturity Date/ Termination	Interest Strike Rate	June 30, 2018	December 31, 2017
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$658	$967
Interest Rate Swap (terminated on April 30, 2018)	11/1/2017	4/30/2018	1.50%	—	65
				$658	$1,032

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2018, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

The following table sets forth the impact of the interest rate swaps on the consolidated financial statements for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of (gain) loss recognized in AOCI on derivatives	$(281)	$(150)
Amount of gain (loss) reclassified from AOCI into earnings under “Interest expense”	$574	$(80)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$9,311	$7,448
During the twelve months subsequent to June 30, 2018, the Company estimates that an additional $0.7 million of income will be recognized from AOCI into earnings.
The Company's agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2018, the fair value of the interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to the Company's derivative counterparty agreement, which was approximately $0.7 million. As of June 30, 2018, the Company had not posted any collateral related to the Company's derivative counterparty agreements.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2018 and the year ended December 31, 2017.
The following tables set forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
June 30, 2018	$658	$—	$658	$—
December 31, 2017	$1,032	$—	$1,032	$—
Financial instruments as of June 30, 2018 and December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2018 and December 31, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the six months ended June 30, 2018 and for the year ended December 31, 2017.

	June 30, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$119,468	$126,970	$122,928	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of June 30, 2018 and December 31, 2017. See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Prepaid rent	$4,700	$4,304
Leasing commission payable	1,900	3,783
Accrued property taxes	2,385	3,490
Interest expense payable	3,149	3,013
Redemptions payable	5,617	2,181
Other liabilities	2,449	3,132
Total	$20,200	$19,903
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
The following table summarizes shares issued and gross proceeds received for each share class as of June 30, 2018 and outstanding shares as of June 30, 2018 and December 31, 2017:

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA	Total
Gross proceeds from primary portion of offerings	$834	$3	$157	$3,741	$240,780	$474,858	$8,381	$728,754
Gross proceeds from DRP	$4	$—	$1	$116	$23,487	$28,878	$438	$52,924
Shares issued in primary portion of offerings	83,698	264	16,330	392,967	24,199,760	47,562,870	901,226	73,157,115
DRP shares issued	430	10	78	12,114	2,477,651	3,049,343	46,432	5,586,058
Stock distribution shares issued	—	—	—	—	263,641	300,166	4,676	568,483
Restricted stock issued	—	—	—	—	—	—	36,000	36,000
Total redemptions					(830,715)	(680,454)	(1,081)	(1,512,250)
Total shares outstanding as of June 30, 2018	84,128	274	16,408	405,081	26,110,337	50,231,925	987,253	77,835,406
Total shares outstanding as of December 31, 2017	4,148	268	268	267,476	25,995,943	49,942,471	964,709	77,175,283

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Offering and Organizational Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance, but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminates or is completed, the Advisor is obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of June 30, 2018, organizational and offering costs relating to the Follow-On Offering were 61.0% (approximately $2.8 million) of gross offering proceeds ($4.6 million), including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering was terminated on June 30, 2018, the Company would owe the Advisor $0.7 million and the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $2.1 million. Approximately $1.0 million of organizational and offering costs the Advisor is liable for as of June 30, 2018 is deducted from "Due to Affiliates" and the remaining $1.1 million is included in "Other Assets, net" on the consolidated balance sheet.
Organizational and offering costs incurred as of June 30, 2018, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

June 30, 2018
Cumulative offering costs	$2,464
Cumulative organizational costs	$370
Organizational and offering costs advanced by the Advisor	$1,708
Organizational and offering costs paid by the Company	1,126
Adjustment to organizational and offering costs pursuant to the limitation:
Costs in excess of limit	(2,137)
Organizational and offering costs incurred	$697
As of June 30, 2018, organizational and offering costs incurred by the Company related to the IPO were approximately $76.2 million.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fees are paid on shares sold through the DRP. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
IPO Share Redemption Program
The Company has a share redemption program for holders of Class A, Class AA, and Class AAA shares ("IPO Shares") who have held their shares for less than four years, which enables IPO stockholders to sell their shares back to the Company in limited circumstances ("IPO Share Redemption Program"). The Company's IPO Share Redemption Program permits stockholders to submit their IPO Shares for redemption after they have held them for at least one year, subject to the significant conditions and limitations described below. On March 30, 2018, the board of directors of the Company amended the IPO Share Redemption Program. The key change to the IPO Share Redemption Program is that after one year from the purchase date, a stockholder will be able to redeem at 100% of the NAV of the applicable share class. The amendment took effect on May 2, 2018. The redemption price is equal to the NAV per share of the applicable share class.
On June 4, 2018, the board of directors of the Company approved the termination of the IPO Share Redemption Program effective as of July 5, 2018. In addition, effective as of such date, the board of directors amended and restated the New Share Redemption Program in order to allow stockholders of the IPO Shares to utilize the New Share Redemption Program. Accordingly, beginning in July 2018, stockholders of IPO Shares will be able to continue to redeem at 100% of the NAV of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

applicable share class, subject to the other limitations and conditions of the amended and restated New Share Redemption Program, as noted below. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter.
There are several restrictions under the IPO Share Redemption Program. A stockholder generally has to hold his or her shares for one year before submitting shares for redemption under the program; however, the Company may waive the one-year holding period in the event of the death, qualifying disability or bankruptcy of a stockholder. In addition, the Company will limit the number of IPO Shares redeemed pursuant to the IPO Share Redemption Program as follows: (1) during any calendar year, the Company will not redeem in excess of 5% of the weighted average number of IPO Shares outstanding during the prior calendar year; and (2) funding for the redemption of shares will be limited to the amount of net proceeds the Company receives from the sale of IPO Shares under the Company's DRP. These limits may prevent the Company from accommodating all requests made in any year. In addition, stockholders holding IPO Shares for four years or longer will be eligible to utilize the New Share Redemption Program, and redeem at 100% of the NAV of the applicable share class. The IPO Share Redemption Program will terminate in January 2021 on the four year anniversary of the termination of the primary portion of the Company's IPO. During the three and six months ended June 30, 2018 and 2017, the Company redeemed shares of its outstanding common stock under the IPO Share Redemption Program as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Period	2018	2017	2018	2017
Shares of common stock redeemed	504,221	119,084	721,309	267,760
Weighted average price per share	$9.11	$8.94	$9.12	$9.24
During the six months ended June 30, 2018, the Company redeemed 721,309 shares of common stock under the IPO Share Redemption Program for approximately $6.6 million at a weighted average price per share of $9.12. Since inception, the Company has honored all redemption requests and has redeemed a total of 1,512,250 shares of common stock for approximately $13.9 million at a weighted average price per share of $9.22. The Company has funded all redemptions using proceeds from the sale of IPO Shares pursuant to the DRP.
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

As the use of the proceeds from the DRP related to the IPO Shares for redemptions is outside the Company’s control, the net proceeds from the DRP related to the IPO Shares are considered to be temporary equity and are presented as common stock subject to redemption on the accompanying consolidated balance sheets. The cumulative proceeds from the DRP related to the IPO Shares, net of any redemptions, will be computed at each reporting date and will be classified as temporary equity on the Company’s consolidated balance sheets. As noted above, the redemption is limited to proceeds from new permanent equity from the sale of shares pursuant to the Company’s DRP related to the IPO Shares. As of June 30, 2018, $33.4 million of common stock was available for redemption and $5.6 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2018.
New Share Redemption Program
In connection with the Follow-On Offering, the Company’s board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). As noted above, subsequently, on June 4, 2018, the board of directors amended and restated the program to allow stockholders of the IPO Shares to utilize the New Share Redemption Program, effective as of July 5, 2018. Under the New Share Redemption Program, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis.With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the New Share Redemption Program, as applicable.
There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of June 30, 2018, the quarterly cap was approximately $0.1 million.
The Company’s board of directors has the right to modify or suspend the New Share Redemption Program upon 30 days' notice at any time if it deems such action to be in the Company’s best interest. Any such modification or suspension will be communicated to stockholders through the Company’s filings with the SEC.
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
As of June 30, 2018, noncontrolling interests were approximately 0.18% of total shares outstanding and 0.14% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the six months ended June 30, 2018 and the year ended December 31, 2017:

	Six Months Ended June 30, 2018	Year Ended December 31, 2017
Beginning balance	$76	$84
Issuance of limited partnership units	1,185	—
Distributions to noncontrolling interests	(30)	(11)
Net income allocation	—	3
Other comprehensive loss	(1)	—
Ending balance	$1,230	$76

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the six months ended June 30, 2018, and 2017, respectively, and amounts payable as of June 30, 2018 and December 31, 2017:

	Incurred for the Six Months Ended June 30,		Payable as of June 30,		Payable as of December 31,
	2018	2017	2018		2017
Expensed
Operating expenses	$1,362	$1,113	$684		$658
Asset management fees (1)	—	5,541	—		—
Property management fees	909	895	144		158
Performance distribution allocation	4,116	—	4,141		2,394
Advisory fees	4,624	—	774		762
Capitalized/Offering
Acquisition fees and expenses (2)	—	1,099	—		—
Organization and offering expense	527	—	719	(6)	192
Other costs advanced by the Advisor	547	439	310		285
Selling commissions (3)	24	1,127	3		—
Dealer Manager fees	4	393	—		—
Stockholder servicing fee (4)	152	355	10,390		12,377
Advisor advances: (5)
Organization and offering expenses	18	198	26		8
Dealer Manager fees	—	791	—		62
Total	$12,283	$11,951	$17,191		$16,896

(1)	As part of the Follow-On Offering, the Company's new management compensation structure no longer includes asset management fees.

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
On September 20, 2017, an affiliated entity of the Sponsor purchased 263,992 New Shares for $2.5 million. As of June 30, 2018, the total outstanding shares owned by affiliates (including DRP) was 555,414.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. For the six months ended June 30, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25% guideline.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and secretary, Howard S. Hirsch of approximately $0.37 million and $0.36 million, which is partially included in offering costs with the remaining amount included in corporate operating expenses to affiliates for the six months ended June 30, 2018 and 2017, respectively, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.04 million and $0.07 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the six months ended June 30, 2018 and 2017, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
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
June 30, 2018
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
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors, managers and sponsors or co-sponsors to some or all of 12 other programs affiliated with the Sponsor, including Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Griffin-American Healthcare REIT IV, Inc. ("GAHR IV") and Phillips Edison Grocery Center REIT III, Inc. ("PECO III"), all of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund") and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the Investment Company Act of 1940, as amended (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
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
June 30, 2018
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
June 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12. Declaration of Distributions
During the quarter ended June 30, 2018, the Company paid cash distributions in the amount of $0.0015068493 per day, before adjustments of class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from April 1, 2018 through June 30, 2018. Such distributions payable to each stockholder of record were paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
On May 9, 2018, the Company’s board of directors declared cash distributions in the amount of $0.0015068493 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2018 through September 30, 2018. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
13. Subsequent Events
Offering Status
As of August 8, 2018, the Company had issued 6,639,296 shares of the Company’s common stock pursuant to the DRP and Follow-On Offering for approximately $63.1 million.
Redemptions
On August 1, 2018, the Company redeemed 584,491 shares of common stock for approximately $5.6 million at a weighted average price per share of $9.65.

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
As of June 30, 2018, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to June 30, 2018 was approximately $77.6 million with approximately 75.6% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our rentable square feet under lease as of June 30, 2018 was 100%, with a weighted average remaining lease term of 9.8 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 43.7%.
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
As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification under Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.
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
Set forth below are the components of the daily NAV as of June 30, 2018 and March 31, 2018, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of June 30, 2018	As of March 31, 2018
Gross Real Estate Asset Value	$1,219,280	$1,212,376
Other Assets, net	18,252	14,524
Mortgage Debt	(490,055)	(484,728)
NAV	$747,477	$742,172

Total Shares Outstanding	77,783,486	77,515,548
NAV per share	$9.61	$9.57

Our independent valuation firm utilized the direct capitalization approach for 3 of the 27 properties in our portfolio and the discounted cash flow approach for the remaining 24 properties in our portfolio with a weighted average of approximately 9.8 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 27 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.50%	6.50%	6.05%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.00%	6.47%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	9.75%	7.36%
The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares:

	Share Classes
	Class T	Class S	Class D	Class I	IPO	OP Units	Total

NAV as of March 31, 2018	$252,684	$2,589	$7,602	$2,712,151	$737,817,236	$1,379,488	$742,171,750
Fund level changes to NAV
Realized/unrealized losses on net assets	9,364	49	1,392	56,678	14,170,745	26,287	14,264,515
Dividend accrual	(5,777)	(31)	(980)	(42,345)	(10,574,266)	(19,715)	(10,643,114)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(1,257)	(6)	(45)	—	(1,026,033)	(2,208)	(1,029,549)
NAV as of June 30, 2018 before share/unit sale/redemption activity	$255,014	$2,601	$7,969	$2,726,484	$740,387,682	$1,383,852	$744,763,602
Unit sale/redemption activity- Dollars
Amount sold	473,985	31	149,912	1,166,648	5,519,539	—	7,310,115
Amount redeemed	—	—	—	—	(4,596,553)	—	(4,596,553)
NAV as of June 30, 2018	$728,999	$2,632	$157,881	$3,893,132	$741,310,668	$1,383,852	$747,477,164
Shares/units outstanding as of March 31, 2018	26,290	270	792	282,531	77,061,885	143,779	77,515,547
Shares/units sold	49,200	3	15,587	121,171	586,478	—	772,439
Shares/units redeemed	—	—	—	—	(504,500)	—	(504,500)
Shares/units outstanding as of June 30, 2018 (1)	75,490	273	16,379	403,702	77,143,863	143,779	77,783,486
NAV per share/unit as of March 31, 2018	$9.61	$9.60	$9.59	$9.60	$9.57
Change in NAV per share/unit	0.05	0.05	0.05	0.04	0.04
NAV per share as of June 30, 2018	$9.66	$9.65	$9.64	$9.64	$9.61

(1)	Excludes DRP shares issued on July 2, 2018.

Revenue Concentration
The percentage of net rent for the 12-month period subsequent to June 30, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Ohio	$9,918	4	12.8%
Illinois	8,759	2	11.3
California	8,650	3	11.2
Alabama (1)	8,435	1	10.9
New Jersey	8,203	2	10.6
Arizona	7,502	2	9.7
Nevada	6,870	2	8.9
Texas	4,124	1	5.3
Oregon	3,271	1	4.2
North Carolina	2,714	2	3.5
All Others (2)	9,107	7	11.6
Total	$77,553	27	100.0%

(1)	Includes escrow proceeds of approximately $0.6 million to be received during the 12-month period subsequent to June 30, 2018.

(2)	All others represent 3.5% or less of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to June 30, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Consumer Services	$12,903	4	16.6%
Utilities (2)	10,364	2	13.4
Capital Goods	10,333	6	13.3
Technology Hardware & Equipment	9,684	3	12.5
Diversified Financials	5,863	1	7.6
Retailing	5,710	1	7.4
Banks	5,563	2	7.2
Energy	4,124	1	5.3
Consumer Durables and Apparel	3,271	1	4.2
Transportation	3,120	2	4.0
Pharmaceuticals, Biotechnology & Life Sciences	2,853	1	3.7
All Others (3)	3,765	3	4.8
Total	$77,553	27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $0.6 million to be received during the 12-month period subsequent to June 30, 2018.

(3)	All others represent 3.0% or less of total net rent on an individual basis.
The percentage of net rent for the 12-month period subsequent to June 30, 2018, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
Southern Company Services, Inc.(1)	$8,435	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.6
Amazon.com.dedc, LLC	5,710	7.4
Bank of America, N.A.	5,563	7.2
Wyndham Worldwide Operations	5,350	6.9
IGT	4,734	6.1
3M Company	4,499	5.8
Zebra Technologies Corporation	4,261	5.5
Wood Group Mustang, Inc.	4,124	5.3
Nike	3,271	4.2
Others (2)	25,743	33.1
Total	$77,553	100.0%

(1)	Includes escrow proceeds of approximately $0.6 million to be received during the 12-month period subsequent to June 30, 2018.

(2)	All others account for 4% or less of total net rent on an individual basis.

The tenant lease expirations by year based on net rent for the 12-month period subsequent to June 30, 2018 are as follows (dollars in thousands)

Year of Lease Expiration	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2021	$8,834	3	747,000	11.4%
2022	1,192	1	312,000	1.5
2023	6,903	2	658,600	8.9
2024	8,871	4	571,500	11.4
2025	7,461	5	728,700	9.6
2026 and beyond (1)	44,292	12	4,322,800	57.2
Total	$77,553	27	7,340,600	100.0%

(1)	Includes escrow proceeds of approximately $0.6 million to be received during the 12-month period subsequent to June 30, 2018.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the six months ended June 30, 2018.
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
Same Store Analysis
Comparison of the Three Months Ended June 30, 2018 and 2017
For the quarter ended June 30, 2018, our "Same Store" portfolio consisted of 26 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 26 properties for the three months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$21,418	$22,420	$(1,002)	(4)%
Property expense recoveries	4,309	3,843	466	12%
Property operating expenses	1,678	1,453	225	15%
Property tax expense	2,541	2,284	257	11%
Asset and property management fees to affiliates	446	3,215	(2,769)	(86)%
Depreciation and amortization	10,800	10,778	22	0%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.

Property Expense Recoveries
The increase in property expense recoveries of approximately $0.5 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expenses
The increase in property operating expense of $0.2 million compared to the same period a year ago is primarily the result of higher property expenses related to day porter services at one property.
Asset and Property Management Fees to Affiliates
The decrease in asset and property management fees to affiliates for the three months ended June 30, 2018 was primarily related to changes in the management compensation structure attributed to the Follow-On Offering. (See Note 10, Related Party Transactions, for additional details.)
Comparison of the Six Months Ended June 30, 2018 and 2017
For the six months ended June 30, 2018, our "Same Store" portfolio consisted of 25 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 25 properties for the six months ended June 30, 2018 and 2017 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$42,312	$43,509	$(1,197)	(3)%
Property expense recoveries	8,765	8,009	756	9%
Property operating expenses	3,659	3,081	578	19%
Property tax expense	4,776	4,566	210	5%
Asset and property management fees to affiliates	876	6,316	(5,440)	(86)%
Depreciation and amortization	21,098	20,997	101	0%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.
Property Expense Recoveries
The increase in property expense recoveries of approximately $0.8 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expenses
The increase in property operating expense of $0.6 million compared to the same period a year ago is primarily the result of higher property expenses at one property due to adverse weather conditions and timing of repair and maintenance costs incurred during the current year.
Asset and Property Management Fees to Affiliates
The decrease in asset and property management fees to affiliates for the six months ended June 30, 2018 was primarily related to changes in the management compensation structure attributed to the Follow-On Offering. (See Note 10, Related Party Transactions, for additional details.)

Portfolio Analysis
As of both June 30, 2018 and 2017, we owned 27 properties.
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
We own 27 properties as of June 30, 2018. The variances as it relates to advisory fees, performance distribution allocation expenses and asset management fees from our results of operations for the three and six months ended June 30, 2018 compared to the same period in the prior year, are primarily a result of our new management compensation structure related to our Follow-On Offering.
The following tables provide summary information about our results of operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$21,916	$22,677	$(761)	(3)%
Property expense recoveries	4,381	3,869	512	13%
Property operating expense	1,679	1,411	268	19%
Property tax expense	2,613	2,321	292	13%
Property management fees to affiliates	450	469	(19)	(4)%
Asset management fees to affiliates	—	2,795	(2,795)	(100)%
Advisory fees to affiliates	2,323	—	2,323	100%
Performance distribution allocation to affiliates	2,055	—	2,055	100%
Corporate operating expenses to affiliates	684	522	162	31%
General and administrative expenses	911	983	(72)	(7)%
Depreciation and amortization	11,133	10,951	182	2%
Interest expense	5,040	3,869	1,171	30%
Other (expense) income, net	113	140	(27)	(19)%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.
Property Expense Recoveries
The increase in property expense recoveries of $0.5 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expense
The increase in property operating expense of $0.3 million compared to the same period a year ago is primarily the result of timing of repair and maintenance costs incurred during the quarter.
Property Tax Expense
The increase in property tax expense of $0.3 million compared to the same period a year ago is primarily the result of a property tax abatement decreasing in the current period at one property.

Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended June 30, 2018 increased by approximately $0.2 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Interest Expense
The increase in interest expense for the three months ended June 30, 2018 was primarily related to approximately $1.9 million related to the execution of the BofA/KeyBank loan during the current quarter; offset by a $0.5 million decrease in the principal balance of the Revolving Credit Facility.

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$43,926	$44,285	$(359)	(1)%
Property expense recoveries	9,160	8,233	927	11%
Property operating expense	3,732	3,084	648	21%
Property tax expense	5,072	4,733	339	7%
Asset management fees to affiliates	—	5,541	(5,541)	(100)%
Property management fees to affiliates	909	895	14	2%
Advisory fees to affiliates	4,624	—	4,624	100%
Performance distribution allocation to affiliates	4,116	—	4,116	100%
General and administrative expenses	1,671	1,905	(234)	(12)%
Corporate operating expenses to affiliates	1,362	1,113	249	22%
Depreciation and amortization	22,131	21,474	657	3%
Interest expense	9,311	7,448	1,863	25%
Other (expense) income, net	168	164	4	2%
Property Expense Recoveries
The increase in property expense recoveries of $0.9 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expense
The increase in property operating expense of $0.6 million compared to the same period a year ago is primarily the result of timing of repair and maintenance costs incurred during the current period.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the six months ended June 30, 2018 increased by approximately $0.2 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs incurred by our Advisor.
Interest Expense
The increase in interest expense for the six months ended June 30, 2018 was primarily related to approximately $1.9 million increase related to the execution of the BofA/KeyBank loan during the current period and approximately $0.3 million due to a higher principal balance of the Revolving Credit Facility; offset by a decrease of $0.5 million in interest rate swap expense.

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
Beginning with the three months ended March 31, 2018, we are now using Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations as a non-GAAP measure of operating performance. Management elected to replace the Modified Funds from Operations measure with AFFO as management believes AFFO provides investors with an operating performance measure that is consistent with the performance models and analysis used by management, including the addition of non-cash performance distributions not defined in the calculation of MFFO. In addition, AFFO is a measure used among our peer group, which includes daily NAV REITs. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
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
Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(478)	$3,365	$326	$6,489
Adjustments:
Depreciation of building and improvements	5,100	5,024	10,131	9,916
Amortization of leasing costs and intangibles	6,033	5,927	12,000	11,558
FFO	$10,655	$14,316	$22,457	$27,963
Distributions to noncontrolling interests	(20)	(2)	(31)	(5)
FFO, net of noncontrolling interest distributions	$10,635	$14,314	$22,426	$27,958
Reconciliation of FFO to AFFO
FFO, net of noncontrolling interest distributions	$10,635	$14,314	$22,426	$27,958
Adjustments:
Revenues in excess of cash received, net	(1,490)	(2,930)	(3,132)	(5,149)
Amortization of below market rent, net	(1,170)	(1,173)	(2,328)	(2,206)
Unrealized loss (gain) on derivatives	—	18	77	41
Performance distribution adjustment	2,056	—	3,086	—
AFFO	$10,031	$10,229	$20,129	$20,644

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
The following table summarizes shares issued and gross proceeds received for each share class as of June 30, 2018 (dollars in thousands):

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$834	$3	$157	$3,741	$240,780	$474,858	$8,381	$728,754
Gross proceeds from DRP	$4	$—	$1	$116	$23,487	$28,878	$438	$52,924
Shares issued in primary portion of offerings	83,698	264	16,330	392,967	24,199,760	47,562,870	901,226	73,157,115
DRP shares issued	430	10	78	12,114	2,477,651	3,049,343	46,432	5,586,058
Stock distribution shares issued	—	—	—	—	263,641	300,166	4,676	568,483
Restricted stock issued	—	—	—	—	—	—	36,000	36,000
Total shares issued prior to redemptions	84,128	274	16,408	405,081	26,941,052	50,912,379	988,334	79,347,656
In order to maintain a reasonable level of liquidity for redemptions of our shares, shares are not eligible for redemption for the first year after purchase except upon death or qualifying disability of a stockholder; provided, however, shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, our New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of our shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter.
Should redemption requests, in the business judgment of our board of directors, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of us as a whole, we may choose to redeem fewer shares in any particular quarter than have been requested to be redeemed, or none at all. Further, our board of directors may modify, suspend or terminate our New Share Redemption Program if it deems such action to be in our best interest. Material modifications, including any amendment to the 5% quarterly limitation on redemptions, to and suspensions of the New Share Redemption Program will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or special or periodic reports filed by us.
Amended and Restated Credit Agreement
On June 28, 2018, we, through our Operating Partnership, entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") related to a revolving credit facility and a term loan (collectively, the "Unsecured Credit Facility") with a syndicate of lenders, under which KeyBank, National Association ("KeyBank") serves as administrative agent, and various notes related thereto. In addition, we entered into a guaranty agreement.

Pursuant to the Amended and Restated Credit Agreement, we were provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of up to $550 million and a term loan (the "Term Loan") in an initial commitment amount of up to $200 million, which commitments may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loan in such amounts as the Operating Partnership and KeyBank may determine.The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.

The Revolving Credit Facility has an initial term of four years, maturing on June 28, 2022. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and the Operating Partnership pays an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, subject to the terms of the Amended and Restated Credit Agreement.

The Term Loan has an initial term of five years, maturing on June 28, 2023. Payments under the Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the Term Loan may not be repaid and reborrowed.

The Unsecured Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the Operating Partnership, us, and our Company's subsidiaries, as disclosed in the periodic compliance certificate provided to the administrative agent each quarter. If the Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services or Moody's Investors Service, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.

The Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the Operating Partnership must maintain a pool of real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
• there must be no less than 15 Pool Properties;
• no greater than 15% of the aggregate pool value may be contributed by a single Pool Property or tenant;
• no greater than 15% of the aggregate pool value may be contributed by Pool Properties subject to ground leases;
• no greater than 20% of the aggregate pool value may be contributed by Pool Properties which are under development;
• the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%; and
• other limitations as determined by KeyBank upon further due diligence of the Pool Properties.
Borrowing availability under the Amended and Restated Credit Agreement is limited to the lesser of (i) an asset pool leverage ratio of no greater than 60%, or (ii) an asset pool debt service coverage ratio of no less than 1.35:1.00.

As of June 30, 2018, we were in compliance with all applicable covenants. As of June 30, 2018, the remaining capacity pursuant to the Unsecured Credit Facility was $226.0 million.

BofA/KeyBank Loan
On April 27, 2018, we, through four special purpose entities owned by our Operating Partnership, entered into the Loan Agreement with Bank of America, N.A. and KeyBank, in which we borrowed $250.0 million. The BofA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on four properties. The BofA/KeyBank Loan has a term of 10 years, maturing on May 1, 2028. The BofA/KeyBank Loan bears interest at a rate of 4.32%. The BofA/KeyBank Loan requires monthly payments of interest only.
As of June 30, 2018, there was approximately $250.0 million outstanding pursuant to the BoA/KeyBank Loan.
As of June 30, 2018, we were in compliance with all applicable covenants.
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
As of June 30, 2018, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
As of June 30, 2018, we were in compliance with all applicable covenants.
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
On April 30, 2018, we settled the $100.0 million cash flow hedge contract purchased from Griffin Capital Essential Asset Operating Partnership, L.P., which resulted in us receiving a net settlement of approximately $0.1 million.
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

The following table sets forth a summary of the interest rate swaps at June 30, 2018 and December 31, 2017 (dollars in thousands):

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date/ Termination	Interest Strike Rate	June 30, 2018	December 31, 2017
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$658	$967
Interest Rate Swap (terminated on April 30, 2018)	11/1/2017	4/30/2018	1.50%	—	65
Total				$658	$1,032

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2018, our derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

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
Our cash, cash equivalents and restricted cash balances decreased by approximately $0.7 million during the six months ended June 30, 2018 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the six months ended June 30, 2018 decreased to $17.8 million compared to cash provided by operating activities of approximately $20.4 million for the six months ended June 30, 2017. Net cash provided by/(used) in operating activities before changes in operating assets and liabilities for the six months ended June 30, 2018 increased by $0.8 million to $18.7 million, compared to approximately $17.9 million for the six months ended June 30, 2017. The increase is primarily due to the operating results of acquired properties during 2017.
Investing Activities. During the six months ended June 30, 2018, we used $0.3 million in cash for investing activities compared to $64.4 million used during the same period in 2017. The $64.1 million decrease in cash utilization in investing activities is primarily related to the following:

•	$44.2 million decrease in cash used to acquire properties for the six months ended June 30, 2018 as a result of no acquisitions in 2018; and

•	$20.3 million decrease in restricted reserves primarily as a result of payments of tenant improvement disbursements; offset by

•	$0.3 million used in real estate acquisition deposits.
Financing Activities. During the six months ended June 30, 2018, we used $18.2 million in financing activities compared to $38.5 million generated during the same period in 2017, a decrease in cash provided by financing activities of $56.7 million which is comprised primarily of the following:

•
$357.7 million increase in cash used for principal repayments of the Revolving Credit Facility in the current year provided by the proceeds of the BofA/KeyBank Loan and Term Loan borrowings in the current year;

•	$4.8 million increase in cash used for payment for distributions and repurchases of common stock due to an increase in number of shareholders;

•	$14.3 million decrease in cash provided from borrowings from the Revolving Credit Facility due to the acquisition of MISO on May 15, 2017;

•	$6.6 million increase in cash used in deferred financing costs related to the BofA/KeyBank Loan in the current year; and

•
$36.4 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of the primary portion of our IPO during the first quarter of 2017; offset by

•	$250.0 million increase in proceeds from borrowings on the BofA/KeyBank Loan. $249.8 million of the proceeds provided by the loan was used to pay down a portion of our Revolving Credit Facility; and

•	$113.0 million increase in proceeds from borrowings on the Term Loan. $107.9 million of the proceeds provided by the loan was used to pay down a portion of our Revolving Credit Facility.
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

Distributions may be funded with operating cash flow, offering proceeds, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the six months ended June 30, 2018 and the year ended December 31, 2017, excluding stock distributions (dollars in thousands):

	Six Months Ended June 30, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$25			$11
Distributions paid in cash — common stockholders	10,117			19,232
Distributions of DRP	10,970			22,208
Total distributions	$21,112	(1)		$41,451
Source of distributions (2)
Paid from cash flows provided by operations	$10,142		48%	$19,243	46%
Offering proceeds from issuance of common stock	—		0%	—	0%
Offering proceeds from issuance of common stock pursuant to the DRP	10,970		52%	22,208	54%
Total sources	$21,112	(3)	100%	$41,451	100%

Net cash provided by operating activities	$17,840			$39,712

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of June 30, 2018 were approximately $1.7 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2018, we paid and declared distributions of approximately $21.1 million to common stockholders including shares issued pursuant to the DRP and approximately $0.03 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the six months ended June 30, 2018 of approximately $22.4 million and $20.1 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2018, we paid approximately $96.9 million of cumulative distributions, including approximately $52.9 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $71.1 million.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2018 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1) (2)	$490,055	$—	$—	$4,449	$485,606
Interest on outstanding debt obligations (3)	167,759	10,681	40,158	39,933	76,987
Total	$657,814	$10,681	$40,158	$44,382	$562,593

(1)	Amount relates to principal payments for the outstanding balance on the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at June 30, 2018.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at June 30, 2018. Projected interest payments are based on the interest rate in effect at June 30, 2018.

Off-Balance Sheet Arrangements
As of June 30, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors discussed below and disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which could materially affect our business, financial condition or future results. The following risk factor replaces the risk factor regarding our credit agreement disclosed in our Annual Report. Except as presented below, there have been no material changes in the risk factors set forth in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018 and Part II, Item 1A, "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 as filed with the SEC on May 14, 2018.
If we breach covenants under our credit agreement with KeyBank and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date and materially adversely affect the value of our stockholders' investment in us.
We entered into an Amended and Restated Credit Agreement with KeyBank and other syndication partners under which we through our Operating Partnership, as the Borrower, were provided with a revolving credit facility in an initial commitment amount of up to $550 million and a term loan in an initial commitment amount of up to $200 million, which commitments may be increased under certain circumstances up to a maximum total commitment of $1.25 billion.
In addition to customary representations, warranties, covenants, and indemnities, the Amended and Restated Credit Agreement contains a number of financial covenants and requires us and the Borrower to comply with the following at all times, which will be tested on a quarterly basis: (i) a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition; (ii) a minimum consolidated tangible net worth of approximately $530 million, plus 75% of net future equity issuances (including Operating Partnership units), minus 75% of the amount of any payments used to redeem equity (including Operating Partnership units) after June 28, 2018; (iii) a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00; (iv) a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt; (v) a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value (as defined); (vi) aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and (vii) a maximum payout ratio (as defined) of not greater than 95%.
If we were to default under the Amended and Restated Credit Agreement, the lenders could accelerate the date for our repayment of the loans, and could sue to enforce the terms of the loans.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
New Share Redemption Program
In connection with the Follow-On Offering, our board of directors adopted the New Share Redemption Program for the New Shares (and IPO Shares that have been held for four years or longer). On June 4, 2018, our board of directors amended and restated the program to allow stockholders of our IPO Shares to utilize the New Share Redemption Program, effective as of July 5, 2018. Under the New Share Redemption Program, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of our common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the New Share Redemption Program, as applicable.

There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, we will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of our shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. Our board of directors has the right to modify or suspend the New Share Redemption Program upon 30 days' notice at any time if it deems such action to be in our best interest. Any such modification or suspension will be communicated to stockholders through our filings with the SEC.
There were no shares redeemed under our New Share Redemption Program for the six months ended June 30, 2018.
IPO Share Redemption Program
We had a share redemption program for holders of IPO Shares who had held their shares for less than four years, which enabled IPO stockholders to sell their shares back to us in limited circumstances. Our IPO Share Redemption Program permitted stockholders to submit their IPO Shares for redemption after they have held them for at least one year, subject to the significant conditions and limitations described below. On March 30, 2018, our board of directors amended the IPO Share Redemption Program. The key change to our IPO Share Redemption Program was that after one year from the purchase date, a stockholder would be able to redeem at 100% of the NAV of the applicable share class. The amendment took effect on May 2, 2018.
On June 4, 2018, our board of directors approved the termination of the IPO Share Redemption Program effective as of July 5, 2018. In addition, effective as of such date, as described above, our board of directors amended and restated the New Share Redemption Program in order to allow stockholders of the IPO Shares to utilize the New Share Redemption Program. Accordingly, beginning in July 2018, stockholders of IPO Shares will be able to continue to redeem at 100% of the NAV of the applicable share class, subject to the other limitations and conditions of the amended and restated New Share Redemption Program detailed above.
For additional details regarding our IPO Share Redemption Program, please see Note 8, Equity, to the consolidated financial statements contained in this report.
As of June 30, 2018, $33.4 million of common stock was available for redemption and $5.6 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of June 30, 2018.
During the three months ended June 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 30, 2018 (1)	504,221	$9.11	504,221	(2)
May 31, 2018	—	—	—	(2)
June 30, 2018	—	—	—	(2)

(1)	Shares redeemed in the month of April 2018 were pursuant to redemption requests received during the quarter ended March 31, 2018.

(2)	A description of the maximum number of shares that could be purchased under our IPO Share Redemption Program is included in the narrative preceding this table.
Use of Proceeds
As of the quarter ended March 31, 2018, we had raised net proceeds of approximately $714.0 million in our IPO and had applied all such proceeds as of that date as detailed in the Form 10-Q for that period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
4.1
Amended and Restated Share Redemption Program effective as of July 5, 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2018, SEC File No. 000-55605

10.1	Amended and Restated Credit Agreement dated June 28, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605
10.2	Amended and Restated Guaranty dated June 28, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605
10.3
Amended and Restated Revolver Note payable to KeyBank, National Association dated June 28, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605

10.4
Amended and Restated Term Note payable to KeyBank, National Association dated June 28, 2018,  incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605

10.5	Schedule of Omitted Documents dated June 28, 2018, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended June 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	August 10, 2018	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)