Form 10-Q
period 2018-09-30
Griffin Capital Essential Asset REIT II, Inc.
filed 2018-11-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

(310) 469-6100
(Registrant’s telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 7, 2018, there were 226,811; 278; 19,214; 804,562; 25,845,044; 49,961,835; and 991,562 shares of Class T, Class S, Class D, Class I, Class A, Class AA, and Class AAA common stock, respectively, of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2017, as updated by our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, each as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	September 30, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$33,786	$33,164
Restricted cash	14,642	12,886
Real estate:
Land	122,482	122,482
Building and improvements	819,079	815,721
Tenant origination and absorption cost	240,364	240,364
Construction in progress	132	299
Total real estate	1,182,057	1,178,866
Less: accumulated depreciation and amortization	(117,288)	(83,905)
Total real estate, net	1,064,769	1,094,961
Intangible assets, net	3,016	3,294
Due from affiliates	1,128	686
Deferred rent	29,851	22,733
Other assets, net	6,862	12,224
Total assets	$1,154,054	$1,179,948
LIABILITIES AND EQUITY
Total debt	$481,573	$481,848
Restricted reserves	13,310	13,368
Distributions payable	1,772	1,689
Due to affiliates	18,988	16,896
Below market leases, net	47,506	51,295
Accrued expenses and other liabilities	21,765	19,903
Total liabilities	584,914	584,999
Commitments and contingencies (Note 11)
Common stock subject to redemption	37,401	32,405
Stockholders' equity:
Common Stock, $0.001 par value - Authorized:800,000,000; 77,760,266 and 77,175,283 shares outstanding in the aggregate, as of September 30, 2018 and December 31, 2017, respectively (1)	77	76
Additional paid-in capital	657,756	656,705
Cumulative distributions	(114,510)	(82,590)
Accumulated deficit	(13,102)	(12,672)
Accumulated other comprehensive income	310	949
Total stockholders' equity	530,531	562,468
Noncontrolling interests	1,208	76
Total equity	531,739	562,544
Total liabilities and equity	$1,154,054	$1,179,948

(1)	See Note 8, Equity, for the number of shares outstanding of each class of common stock as of September 30, 2018 and December 31, 2017.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Rental income	$21,928	$22,926	$65,854	$67,211
Property expense recovery	4,785	4,423	13,945	12,671
Total revenue	26,713	27,349	79,799	79,882
Expenses:
Property operating	1,866	1,787	5,598	4,886
Property tax	2,449	2,511	7,521	7,244
Property management fees to affiliates	456	452	1,365	1,347
Asset management fees to affiliates	—	2,485	—	8,026
Advisory fees to affiliates	2,346	273	6,970	273
Performance distribution allocation to affiliates	2,084	213	6,200	213
General and administrative	775	831	2,446	2,736
Corporate operating expenses to affiliates	806	566	2,168	1,679
Depreciation and amortization	11,252	11,236	33,383	32,710
Total expenses	22,034	20,354	65,651	59,114
Income before other income (expenses)	4,679	6,995	14,148	20,768
Other income (expense):
Interest expense	(5,464)	(3,997)	(14,775)	(11,445)
Other income, net	28	101	196	265
Net (loss) income	(757)	3,099	(431)	9,588
Net loss (income) attributable to noncontrolling interests	1	(1)	1	(3)
Net (loss) income attributable to common stockholders	$(756)	$3,098	$(430)	$9,585
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.01)	$0.04	$(0.01)	$0.13
Weighted average number of common shares outstanding, basic and diluted	78,034,852	76,157,963	77,594,234	75,441,620
Distributions declared per common share	$0.14	$0.14	$0.42	$0.42
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(757)	$3,099	$(431)	$9,588
Other comprehensive (loss) income:
Change in fair value of swap agreement	(348)	(87)	(641)	(17)
Total comprehensive (loss) income	(1,105)	3,012	(1,072)	9,571
Comprehensive loss (income) attributable to noncontrolling interests	2	(1)	3	(3)
Comprehensive (loss) income attributable to common stockholders	$(1,103)	$3,011	$(1,069)	$9,568

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	4,205,673	4	41,822	—	—	—	41,826	—	41,826
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	292	—	—	—	292	—	292
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(3,593)	—	—	—	(3,593)	—	(3,593)
Distributions to common stockholders	—	—	—	(19,427)	—	—	(19,427)	—	(19,427)
Issuance of shares for distribution reinvestment plan	2,358,188	2	22,206	(22,208)	—	—	—	—	—
Repurchase of common stock	(623,499)	(1)	(5,741)	—	—	—	(5,742)	—	(5,742)
Additions to common stock subject to redemption	—	—	(16,467)	—	—	—	(16,467)	—	(16,467)
Issuance of stock dividends	269,774	—	2,549	(2,549)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	11,116	—	11,116	3	11,119
Other comprehensive income	—	—	—	—	—	108	108	—	108
Balance December 31, 2017	77,175,283	$76	$656,705	$(82,590)	$(12,672)	$949	$562,468	$76	$562,544
Gross proceeds from issuance of common stock	762,537	1	7,429	—	—	—	7,430	—	7,430
Changes in redeemable common stock	—	—	(5,292)	—	—	—	(5,292)	—	(5,292)
Discount on issuance of common stock	—	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	10,500	—	44	—	—	—	44	—	44
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(1,129)	—	—	—	(1,129)	—	(1,129)
Distributions to common stockholders	—	—	—	(15,498)	—	—	(15,498)	—	(15,498)
Issuance of shares for distribution reinvestment plan	1,712,265	2	16,420	(16,422)	—	—	—	—	—
Repurchase of common stock	(2,000,321)	(2)	(18,898)	—	—	—	(18,900)	—	(18,900)
Additions to common stock subject to redemption	—	—	2,478	—	—	—	2,478	—	2,478
Issuance of stock dividends	2	—	—	—	—	—	—	—	—
Issuance of limited partnership units	—	—	—	—	—	—	—	1,185	1,185
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(50)	(50)
Net (loss)	—	—	—	—	(430)	—	(430)	(1)	(431)
Other comprehensive loss	—	—	—	—	—	(639)	(639)	(2)	(641)
Balance September 30, 2018	77,660,266	$77	$657,756	$(114,510)	$(13,102)	$310	$530,531	$1,208	$531,739
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2018	2017
Operating Activities:
Net (loss) income	$(431)	$9,588
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and improvements	15,284	15,053
Amortization of tenant origination and absorption costs	18,099	17,657
Amortization of above and below market leases	(3,511)	(3,389)
Amortization of deferred financing costs	981	826
Deferred rent	(7,118)	(13,227)
Stock based compensation	44	267
Unrealized loss on interest rate swap	77	60
Performance distribution allocation (non-cash)	3,607	—
Change in operating assets and liabilities:
Other assets, net	1,714	3,730
Accrued expenses and other liabilities, net	4,197	(629)
Due to affiliates, net	1,749	1,345
Net cash provided by operating activities	34,692	31,281
Investing Activities:
Acquisition of properties, net	—	(44,234)
Restricted reserves	(58)	(20,251)
Payments for construction in progress	(440)	(407)
Real estate acquisition deposits	—	250
Net cash used in investing activities	(498)	(64,642)
Financing Activities:
Proceeds from borrowings - Credit Facility	—	14,300
Proceeds from borrowings - BofA/KeyBank Loan	250,000	—
Proceeds from borrowings - Term Loan	113,000	—
Principal payoff of indebtedness - Credit Facility	(357,673)	—
Deferred financing costs	(6,583)	(30)
Issuance of common stock	7,465	38,923
Offering costs	(3,660)	(6,695)
Repurchase of common stock	(18,900)	(3,798)
Distributions paid to common stockholders	(15,420)	(14,318)
Distributions paid to noncontrolling interests	(45)	(8)
Net cash (used in) provided by financing activities	(31,816)	28,374
Net increase (decrease) in cash, cash equivalents and restricted cash	2,378	(4,987)
Cash, cash equivalents and restricted cash at the beginning of the period	46,050	63,561
Cash, cash equivalents and restricted cash at the end of the period	$48,428	$58,574
Supplemental Disclosures of Significant Non-Cash Transactions:
Reclassification from escrow account receivables to building and improvements	$2,905	$—
Decrease in fair value swap agreement	$(641)	$(17)
Increase in Stockholder Servicing Fee Payable	$174	$564
Increase in distribution payable to common stockholders	$77	$118
Common stock issued pursuant to the distribution reinvestment plan	$16,422	$16,546

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
The Operating Partnership owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of September 30, 2018.
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

On September 20, 2017, the Company commenced a follow-on offering of up to $2.2 billion of shares (the "Follow-On Offering"), consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the DRP.
Pursuant to the Follow-On Offering, the Company offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares and Class I shares (the “New Shares”) with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. In connection with the Follow-On Offering, the Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively.

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

On August 16, 2018, in connection with a potential strategic alternative the Company’s board of directors is contemplating, the board approved the temporary suspension of the primary portion of the Company's Follow-On Offering, effective August 17, 2018, to allow the special committee of the board to evaluate a potential strategic alternative. The board of directors intends to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.

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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate
As of September 30, 2018, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2018 was $15.3 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs, for the nine months ended September 30, 2018 was $18.1 million.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2021 to 2044.

As of September 30, 2018
Remaining 2018	$19,311
2019	78,887
2020	80,492
2021	72,677
2022	73,538
Thereafter	528,803
Total	$853,708
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

	September 30, 2018	December 31, 2017
In-place lease valuation (above market)	$4,046	$4,046
In-place lease valuation (above market), accumulated amortization	(1,030)	(752)
Intangible assets, net	$3,016	$3,294
In-place lease valuation (below market)	$(62,070)	$(62,070)
In-place lease valuation (below market) - accumulated amortization	14,564	10,775
In-place lease valuation (below market), net	$(47,506)	$(51,295)
Tenant origination and absorption cost	$240,364	$240,364
Tenant origination and absorption cost - accumulated amortization	(65,264)	(47,165)
Tenant origination and absorption cost, net	$175,100	$193,199
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of September 30, 2018 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2018	$(1,170)	$6,033
2019	$(4,695)	$24,198
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715
2022	$(3,799)	$19,597

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4. Debt
As of September 30, 2018 and December 31, 2017, the Company's debt and related deferred financing costs consisted of the following:

	September 30, 2018	December 31, 2017	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (2)
BofA/KeyBank Loan	$250,000	$—	4.32%	Interest Only	May 2028	4.36%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Mortgage Debt	376,970	126,970
Term Loan	113,000	—	LIBOR + 1.25% (4)	Interest Only	June 2023	3.58%
Revolving Credit Facility	85	357,758	LIBOR + 1.30%(4)(5)	Interest Only	June 2023 (6)	3.65%
Total Debt	490,055	484,728
Unamortized deferred financing costs	(8,482)	(2,880)
Total Debt, net	$481,573	$481,848

(1)
Including the effect of one interest rate swap agreement with a total notional amount of $100.0 million, the weighted average interest rate as of September 30, 2018 was approximately 3.81% for the Company's fixed-rate and variable-rate debt combined.

(2)	Includes the effect of amortization of deferred financing costs.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	The LIBOR as of September 30, 2018 was 2.11%.

(5)
As discussed below, the Company entered into an amended and restated credit agreement in June 2018. The contractual interest rate on the original revolving credit facility was LIBOR + 1.50% as of March 31, 2018.

(6)
The Revolving Credit Facility (as defined below) has an initial term of four years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

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
September 30, 2018
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

As of September 30, 2018, the remaining capacity pursuant to the Unsecured Credit Facility was $214.7 million.
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
September 30, 2018
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
Debt Covenant Compliance
Pursuant to the terms of the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of September 30, 2018.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at September 30, 2018 and December 31, 2017:

				Fair Value (1)
Derivative Instruments	Effective Date	Maturity Date/ Termination	Interest Strike Rate	September 30, 2018	December 31, 2017
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$310	$967
Interest Rate Swap (terminated on April 30, 2018)	11/1/2017	4/30/2018	1.50%	—	65
				$310	$1,032

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2018, the Company's derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

The following table sets forth the impact of the interest rate swaps on the consolidated financial statements for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of (gain) recognized in AOCI on derivatives	$(281)	$(190)
Amount of gain reclassified from AOCI into earnings under “Interest expense”	$922	$207
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$14,775	$11,445
During the twelve months subsequent to September 30, 2018, the Company estimates that an additional $0.3 million of income will be recognized from AOCI into earnings.
The Company's agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2018, the fair value of the interest rate swap was in an asset position excluding any adjustment for nonperformance risk related to the Company's derivative counterparty agreement, which was approximately $0.3 million. As of September 30, 2018, the Company had not posted any collateral related to the Company's derivative counterparty agreements.
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2018 and the year ended December 31, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following tables set forth the assets that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2018:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
September 30, 2018	$310	$—	$310	$—
December 31, 2017	$1,032	$—	$1,032	$—
Financial instruments as of September 30, 2018 and December 31, 2017 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2018 and December 31, 2017. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the nine months ended September 30, 2018 and for the year ended December 31, 2017.

	September 30, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$119,338	$126,970	$122,928	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of September 30, 2018 and December 31, 2017. See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Prepaid rent	$4,866	$4,304
Leasing commission payable	1,900	3,783
Accrued property taxes	3,633	3,490
Interest expense payable	2,661	3,013
Redemptions payable	6,671	2,181
Other liabilities	2,034	3,132
Total	$21,765	$19,903
8. Equity
Status of Offerings
On January 20, 2017, the Company closed the primary portion of the IPO; however, the Company continued to offer shares pursuant to the DRP under the IPO registration statement through May 2017. The Company is currently offering shares pursuant to the DRP. The DRP may be terminated at any time upon 10 days’ prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
On September 20, 2017, the Company commenced the Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares (including Class A, Class AA and Class AAA shares) pursuant to the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively. The Company offered Class T shares, Class S shares, Class D shares and Class I shares in its Follow-On Offering.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

On August 16, 2018, in connection with a potential strategic alternative the Company’s board of directors is contemplating, the board approved the temporary suspension of the primary portion of the Company's Follow-On Offering, effective August 17, 2018, to allow the special committee of the board to evaluate a potential strategic alternative. The board of directors intends to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.

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
The following table summarizes shares issued and gross proceeds received for each share class as of September 30, 2018 and outstanding shares as of September 30, 2018 and December 31, 2017:

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA	Total
Gross proceeds from primary portion of offerings	$2,245	$3	$182	$7,538	$240,780	$474,858	$8,381	$733,987
Gross proceeds from DRP	$16	$—	$2	$158	$25,328	$32,369	$503	$58,376
Shares issued in primary portion of offerings	224,647	264	18,921	786,573	24,199,764	47,562,870	901,225	73,694,264
DRP shares issued	1,650	13	236	16,496	2,669,097	3,412,273	53,014	6,152,779
Stock distribution shares issued	—	—	—	—	263,642	300,166	4,677	568,485
Restricted stock issued	—	—	—	—	—	—	36,000	36,000
Total redemptions	—	—	—	—	(1,351,178)	(1,434,491)	(5,593)	(2,791,262)
Total shares outstanding as of September 30, 2018	226,297	277	19,157	803,069	25,781,325	49,840,818	989,323	77,660,266
Total shares outstanding as of December 31, 2017	4,148	268	268	267,476	25,995,943	49,942,471	964,709	77,175,283

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Organizational and Offering Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance, but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminates or is completed, the Advisor is obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of September 30, 2018, organizational and offering costs relating to the Follow-On Offering were 33.3% (approximately $3.3 million) of gross offering proceeds ($10.0 million), including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering had been terminated on September 30, 2018, the Company would owe the Advisor $1.5 million and the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $1.8 million. Approximately $0.7 million of organizational and offering costs the Advisor is liable for as of September 30, 2018 is deducted from "Due to Affiliates" and the remaining $1.1 million is included in "Other Assets, net" on the consolidated balance sheet.
Organizational and offering costs incurred as of September 30, 2018, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

September 30, 2018
Cumulative offering costs	$2,806
Cumulative organizational costs	$510
Organizational and offering costs advanced by the Advisor	$1,998
Organizational and offering costs paid by the Company	1,318
Adjustment to organizational and offering costs pursuant to the limitation:
Costs in excess of limit	(1,820)
Organizational and offering costs incurred	$1,496
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
IPO Share Redemption Program
The Company had a share redemption program for holders of Class A, Class AA, and Class AAA shares ("IPO Shares") who held their shares for less than four years, which enabled IPO stockholders to sell their shares back to the Company in limited circumstances ("IPO Share Redemption Program"). On June 4, 2018, the board of directors of the Company approved the termination of the IPO Share Redemption Program effective as of July 5, 2018. In addition, effective as of such date, the board of directors amended and restated the New Share Redemption Program in order to allow stockholders of the IPO Shares to utilize the New Share Redemption Program. Accordingly, beginning in July 2018, stockholders of IPO Shares are able to continue to redeem at 100% of the NAV of the applicable share class, subject to the other limitations and conditions of the amended and restated New Share Redemption Program, as noted below. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

During the three and nine months ended September 30, 2018 and 2017, the Company redeemed shares of its outstanding common stock under the IPO Share Redemption Program as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
Period	2018		2017	2018	2017
Shares of common stock redeemed	585,525	(1)	146,083	1,306,834	413,842
Weighted average price per share	$9.65		$9.06	$9.36	$9.18

(1)	Second quarter requests redeemed in the third quarter.

During the nine months ended September 30, 2018, the Company redeemed 1,306,834 shares of common stock under the IPO Share Redemption Program for approximately $12.2 million at a weighted average price per share of 9.36. Since inception, the Company has honored all redemption requests related to the IPO Share Redemption Program and has redeemed a total of 2,097,775 shares of common stock for approximately $19.6 million at a weighted average price per share of $9.34. The Company has funded all redemptions using proceeds from the sale of IPO Shares pursuant to the DRP. For more information regarding the IPO Share Redemption Program, see our Annual Report on Form 10-K for the year ended December 31, 2017.
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
There are several restrictions under the New Share Redemption Program. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the New Share Redemption Program generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of September 30, 2018, the quarterly cap was approximately $37.4 million and $6.7 million of common stock was reclassified from common stock to accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2018.
During the three and nine months ended September 30, 2018 and 2017, the Company redeemed shares of its outstanding common stock under the New Share Redemption Program as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Period	2018	2017	2018	2017
Shares of common stock redeemed	693,487	—	693,487	—
Weighted average price per share	$9.62	—	$9.62	—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Since inception, the Company has honored all redemption requests related to the New Share Redemption Program and has redeemed a total of 693,487 shares of common stock for approximately $6.7 million at a weighted average price per share of $9.62.
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
As of September 30, 2018, noncontrolling interests were approximately 0.18% of total shares outstanding and 0.16% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The following summarizes the activity for noncontrolling interests for the nine months ended September 30, 2018 and the year ended December 31, 2017:

	Nine Months Ended September 30, 2018	Year Ended December 31, 2017
Beginning balance	$76	$84
Issuance of limited partnership units	1,185	—
Distributions to noncontrolling interests	(50)	(11)
Net (loss) income allocation	(1)	3
Other comprehensive loss	(2)	—
Ending balance	$1,208	$76

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the nine months ended September 30, 2018, and 2017, respectively, and amounts payable as of September 30, 2018 and December 31, 2017:

	Incurred for the Nine Months Ended September 30,		Payable as of September 30,		Payable as of December 31,
	2018	2017	2018		2017
Expensed
Corporate operating expenses	$2,168	$1,677	$806		$658
Asset management fees (1)	—	8,027	—		—
Property management fees	1,365	1,347	153		158
Performance distribution allocation	6,200	213	6,224		2,394
Advisory fees	6,970	273	784		762
Capitalized/Offering
Acquisition fees and expenses (2)	—	1,099	—		—
Organization and offering expense	1,113	250	1,305	(6)	192
Other costs advanced by the Advisor	938	604	319		285
Selling commissions (3)	66	1,127	—		—
Dealer Manager fees	11	393	—		—
Stockholder servicing fee (4)	175	565	9,353		12,377
Advisor advances: (5)
Organization and offering expenses	45	136	44		8
Dealer Manager fees	—	791	—		62
Total	$19,051	$16,502	$18,988		$16,896

(1)	As part of the Follow-On Offering, the Company's new management compensation structure no longer includes asset management fees.

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
On September 20, 2017, an affiliated entity of the Sponsor purchased 263,992 New Shares for $2.5 million. As of September 30, 2018, the total outstanding shares owned by affiliates (including DRP) was 563,440.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s board of directors has determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. For the nine months ended September 30, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25% guideline.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and secretary, Howard S. Hirsch of approximately $0.6 million and $0.5 million, which is partially included in offering costs with the remaining amount included in corporate operating expenses to affiliates for the nine months ended September 30, 2018 and 2017, respectively, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.07 million and $0.1 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the nine months ended September 30, 2018 and 2017, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
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
September 30, 2018
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
September 30, 2018
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
September 30, 2018
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12. Declaration of Distributions
During the quarter ended September 30, 2018, the Company paid cash distributions in the amount of $0.0015068493 per day, before adjustments of class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from July 1, 2018 through September 30, 2018. Such distributions payable to each stockholder of record were paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
On September 12, 2018, the Company’s board of directors declared cash distributions in the amount of $0.0015068493 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from October 1, 2018 through December 31, 2018. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
13. Subsequent Events
Offering Status
As of November 7, 2018, the Company had issued 7,372,224 shares of the Company’s common stock pursuant to the DRP and Follow-On Offering for approximately $70.2 million.
Redemptions
On October 1, 2018, the Company paid approximately $6.7 million at a weighted average price per share of $9.62 related to redemption payables.

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
On August 16, 2018, in connection with a potential strategic alternative our board of directors is contemplating, our board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018, to allow the special committee of the board to evaluate a potential strategic alternative. Our board of directors intends to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.
As of September 30, 2018, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to September 30, 2018 was approximately $78.0 million with approximately 75.8% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our rentable square feet under lease as of September 30, 2018 was 100%, with a weighted average remaining lease term of 9.6 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 43.7%.
NAV and NAV per Share Calculation
In our Follow-On Offering, we offered the New Shares with NAV-based pricing to the public. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our board of directors, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV.
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

Set forth below are the components of the daily NAV as of September 30, 2018 and June 30, 2018, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of September 30, 2018	As of June 30, 2018
Gross Real Estate Asset Value	$1,225,400	$1,219,280
Other Assets, net	11,567	18,252
Mortgage Debt	(490,055)	(490,055)
NAV	$746,912	$747,477

Total Shares Outstanding	77,620,432	77,783,486
NAV per share	$9.62	$9.61

Our independent valuation firm utilized the direct capitalization approach for 3 of the 27 properties in our portfolio and the discounted cash flow approach for the remaining 24 properties in our portfolio with a weighted average of approximately 9.31 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 27 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.25%	6.75%	5.47%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.25%	6.51%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	11.50%	7.28%
The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares:

	Share Classes
	Class T	Class S	Class D	Class I	IPO		OP Units	Total

NAV as of June 30, 2018	$728,999	$2,632	$157,881	$3,893,132	$741,310,668		$1,383,852	$747,477,164
Fund level changes to NAV
Realized/unrealized gain on net assets	29,277	46	3,070	117,303	12,738,169		23,786	12,911,651
Dividend accrual	(20,264)	(31)	(2,457)	(98,739)	(10,689,429)		(19,932)	(10,830,852)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(4,450)	(6)	(113)	—	(1,070,236)		(1,999)	(1,076,804)
NAV as of September 30, 2018 before share/unit sale/redemption activity	$733,562	$2,641	$158,381	$3,911,696	$742,289,172		$1,385,707	$748,481,159
Unit sale/redemption activity- Dollars
Amount sold	1,452,764	31	26,284	3,838,714	5,471,271		—	10,789,064
Amount redeemed and to be paid	—	—	—	—	(12,358,277)	(2)	—	(12,358,277)
NAV as of September 30, 2018	$2,186,326	$2,672	$184,665	$7,750,410	$735,402,166		$1,385,707	$746,911,946
Shares/units outstanding as of June 30, 2018	75,490	273	16,379	403,702	77,143,863		143,779	77,783,486
Shares/units sold	150,311	3	2,724	397,928	569,034		—	1,120,000
Shares/units redeemed	—	—	—	—	(1,283,055)		—	(1,283,055)
Shares/units outstanding as of September 30, 2018 (1)	225,801	276	19,103	801,630	76,429,842		143,779	77,620,431
NAV per share/unit as of June 30, 2018	$9.66	$9.65	$9.64	$9.64	$9.61
Change in NAV per share/unit	0.02	0.03	0.03	0.03	0.01
NAV per share as of September 30, 2018	$9.68	$9.68	$9.67	$9.67	$9.62

(1)	Excludes DRP shares issued on October 1, 2018.

(2)	Amount includes second quarter redemptions paid of $5,686,980 and third quarter 2018 redemptions paid on October 1, 2018 of $6,671,297.

Revenue Concentration
The percentage of net rent for the 12-month period subsequent to September 30, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Ohio	$9,986	4	12.8%
Illinois	8,810	2	11.3
California	8,714	3	11.2
Alabama (1)	8,477	1	10.9
New Jersey	8,240	2	10.6
Arizona	7,514	2	9.6
Nevada	6,906	2	8.9
Texas	4,150	1	5.3
Oregon	3,291	1	4.2
North Carolina	2,732	2	3.5
All Others (2)	9,151	7	11.7
Total	$77,971	27	100.0%

(1)	Includes escrow proceeds of approximately $0.1 million to be received during the 12-month period subsequent to September 30, 2018.

(2)	All others represent 3.5% or less of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to September 30, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Consumer Services	$12,967	4	16.6%
Utilities (2)	10,413	2	13.4
Capital Goods	10,385	6	13.3
Technology Hardware & Equipment	9,752	3	12.5
Diversified Financials	5,863	1	7.5
Retailing	5,731	1	7.4
Banks	5,603	2	7.2
Energy	4,150	1	5.3
Consumer Durables and Apparel	3,291	1	4.2
Transportation	3,161	2	4.1
Pharmaceuticals, Biotechnology & Life Sciences	2,867	1	3.7
All Others (3)	3,788	3	4.8
Total	$77,971	27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	Includes escrow proceeds of approximately $0.1 million to be received during the 12-month period subsequent to September 30, 2018.

(3)	All others represent 3.5% or less of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to September 30, 2018, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
Southern Company Services, Inc. (1)	$8,477	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.5
Amazon.com.dedc, LLC	5,731	7.4
Bank of America, N.A.	5,604	7.2
Wyndham Worldwide Operations	5,373	6.9
IGT	4,754	6.1
3M Company	4,521	5.8
Zebra Technologies Corporation	4,289	5.5
Wood Group Mustang, Inc.	4,150	5.3
Nike	3,291	4.2
Others (2)	25,918	33.2
Total	$77,971	100.0%

(1)	Includes escrow proceeds of approximately $0.1 million to be received during the 12-month period subsequent to September 30, 2018.

(2)	All others account for 4% or less of total net rent on an individual basis.

The tenant lease expirations by year based on net rent for the 12-month period subsequent to September 30, 2018 are as follows (dollars in thousands)

Year of Lease Expiration	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2021	$8,895	3	747,000	11.4%
2022	1,198	1	312,000	1.5
2023	6,908	2	658,600	8.9
2024	8,952	4	571,500	11.5
2025	7,509	5	728,700	9.6
2026 and beyond (1)	44,509	12	4,322,800	57.1
Total	$77,971	27	7,340,600	100.0%

(1)	Includes escrow proceeds of approximately $0.1 million to be received during the 12-month period subsequent to September 30, 2018.

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the nine months ended September 30, 2018.
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
Same Store Analysis
Comparison of the Three Months Ended September 30, 2018 and 2017
For the quarter ended September 30, 2018, our "Same Store" portfolio consisted of 27 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 27 properties for the three months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$21,928	$22,926	$(998)	(4)%
Property expense recoveries	4,785	4,423	362	8%
Property operating expenses	1,866	1,787	79	4%
Property tax expense	2,449	2,511	(62)	(2)%
Depreciation and amortization	11,252	11,236	16	0%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.

Property Expense Recoveries
The increase in property expense recoveries of approximately $0.4 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Comparison of the Nine Months Ended September 30, 2018 and 2017
For the nine months ended September 30, 2018, our "Same Store" portfolio consisted of 25 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 25 properties for the nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$63,433	$65,628	$(2,195)	(3)%
Property expense recoveries	13,363	12,252	1,111	9%
Property operating expenses	5,491	4,872	619	13%
Property tax expense	7,078	6,930	148	2%
Depreciation and amortization	31,824	31,710	114	0%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.
Property Expense Recoveries
The increase in property expense recoveries of approximately $1.1 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliations.
Property Operating Expenses
The increase in property operating expense of $0.6 million compared to the same period a year ago is primarily the result of higher property expenses at one property due to adverse weather conditions and timing of repair and maintenance costs incurred during the current year.
Portfolio Analysis
As of both September 30, 2018 and 2017, we owned 27 properties.
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017
We own 27 properties as of September 30, 2018. The variances as it relates to advisory fees, performance distribution allocation expenses and asset management fees from our results of operations for the three and nine months ended September 30, 2018 compared to the same period in the prior year, are primarily a result of our new management compensation structure related to our Follow-On Offering.

The following tables provide summary information about our results of operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$21,928	$22,926	$(998)	(4)%
Property expense recoveries	4,785	4,423	362	8%
Property operating expense	1,866	1,787	79	4%
Property tax expense	2,449	2,511	(62)	(2)%
Property management fees to affiliates	456	452	4	1%
Asset management fees to affiliates	—	2,485	(2,485)	(100)%
Advisory fees to affiliates	2,346	273	2,073	759%
Performance distribution allocation to affiliates	2,084	213	1,871	878%
Corporate operating expenses to affiliates	806	566	240	42%
General and administrative expenses	775	831	(56)	(7)%
Depreciation and amortization	11,252	11,236	16	0%
Interest expense	5,464	3,997	1,467	37%
Other income, net	28	101	(73)	(72)%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended September 30, 2018 increased by approximately $0.2 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs by our Advisor.
Interest Expense
The increase in interest expense for the three months ended September 30, 2018 was primarily related to (1) approximately $2.7 million related to the execution of the BofA/KeyBank loan during the prior quarter; (2) approximately $1.0 million related to the execution of the term loan; offset by a $2.2 million decrease in the principal balance of the Revolving Credit Facility.

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$65,854	$67,211	$(1,357)	(2)%
Property expense recoveries	13,945	12,671	1,274	10%
Property operating expense	5,598	4,886	712	15%
Property tax expense	7,521	7,244	277	4%
Asset management fees to affiliates	—	8,026	(8,026)	(100)%
Property management fees to affiliates	1,365	1,347	18	1%
Advisory fees to affiliates	6,970	273	6,697	2,453%
Performance distribution allocation to affiliates	6,200	213	5,987	2,811%
General and administrative expenses	2,446	2,736	(290)	(11)%
Corporate operating expenses to affiliates	2,168	1,679	489	29%
Depreciation and amortization	33,383	32,710	673	2%
Interest expense	14,775	11,445	3,330	29%
Other (expense) income, net	196	265	(69)	(26)%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.
Property Expense Recoveries
The increase in property expense recoveries of $1.3 million compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expense
The increase in property operating expense of $0.7 million compared to the same period a year ago is primarily the result of higher property expenses at one property due to adverse weather conditions and timing of repair and maintenance costs incurred during the current year.
General and Administrative
Corporate operating expenses to affiliates for the nine months ended September 30, 2018 decreased by approximately $0.3 million compared to the same period a year ago primarily as a result of timing of restricted stock vesting.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the nine months ended September 30, 2018 increased by approximately $0.5 million compared to the same period a year ago primarily as a result of an increase in allocated personnel and rent costs by our Advisor.
Interest Expense
The increase in interest expense for the nine months ended September 30, 2018 was primarily related to approximately (1) $4.7 million related to the execution of the BofA/KeyBank fixed rate loan during the current year; (2) approximately $1.0 million related to the execution of the Revolving Credit Facility Term Loan; offset by a (1) $1.8 million decrease in the principal balance of the Revolving Credit Facility; and (2) interest rate swap expense of approximately $0.7 million.

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
Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income	$(757)	$3,099	$(431)	$9,588
Adjustments:
Depreciation of building and improvements	5,153	5,137	15,284	15,053
Amortization of leasing costs and intangibles	6,099	6,099	18,099	17,657
FFO	$10,495	$14,335	$32,952	$42,298
Distributions to noncontrolling interests	(20)	(3)	(51)	(8)
FFO, net of noncontrolling interest distributions	$10,475	$14,332	$32,901	$42,290
Reconciliation of FFO to AFFO
FFO, net of noncontrolling interest distributions	$10,475	$14,332	$32,901	$42,290
Adjustments:
Revenues in excess of cash received, net	(1,412)	(2,857)	(4,544)	(8,006)
Amortization of below market rent, net	(1,183)	(1,183)	(3,511)	(3,389)
Unrealized loss (gain) on derivatives	—	19	77	60
Performance distribution adjustment	521	—	3,607	—
AFFO	$8,401	$10,311	$28,530	$30,955

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
On August 16, 2018, in connection with a potential strategic alternative our board of directors is contemplating, our board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018, to allow the special committee of the board to evaluate the potential strategic alternative. Our board of directors intends to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.
The following table summarizes shares issued and gross proceeds received for each share class as of September 30, 2018 (dollars in thousands):

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$2,245	$3	$182	$7,538	$240,780	$474,858	$8,381	$733,987
Gross proceeds from DRP	$16	$—	$2	$158	$25,328	$32,369	$503	$58,376
Shares issued in primary portion of offerings	224,647	264	18,921	786,573	24,199,764	47,562,870	901,225	73,694,264
DRP shares issued	1,650	13	236	16,496	2,669,097	3,412,273	53,014	6,152,779
Stock distribution shares issued	—	—	—	—	263,642	300,166	4,677	568,485
Restricted stock issued	—	—	—	—	—	—	36,000	36,000
Total shares issued prior to redemptions	226,297	277	19,157	803,069	27,132,503	51,275,309	994,916	80,451,528
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

As of September 30, 2018, we were in compliance with all applicable covenants. As of September 30, 2018, the remaining capacity pursuant to the Unsecured Credit Facility was $214.7 million.

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
As of September 30, 2018, there was approximately $250.0 million outstanding pursuant to the BoA/KeyBank Loan.
As of September 30, 2018, we were in compliance with all applicable covenants.
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
As of September 30, 2018, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
As of September 30, 2018, we were in compliance with all applicable covenants.
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

The following table sets forth a summary of the interest rate swaps at September 30, 2018 and December 31, 2017 (dollars in thousands):

				Fair value (1)
Derivative Instrument	Effective Date	Maturity Date/ Termination	Interest Strike Rate	September 30, 2018	December 31, 2017
Assets
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$310	$967
Interest Rate Swap (terminated on April 30, 2018)	11/1/2017	4/30/2018	1.50%	—	65
Total				$310	$1,032

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2018, our derivative was in an asset position, and as such, the fair value is included in the line item "Other Assets, net" on the consolidated balance sheet.

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
Our cash, cash equivalents and restricted cash balances increased by approximately $2.4 million during the nine months ended September 30, 2018 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level,     the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the nine months ended September 30, 2018 increased to $34.7 million compared to cash provided by operating activities of approximately $31.3 million for the nine months ended September 30, 2017. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2018 increased by $0.2 million to $27.0 million, compared to approximately $26.8 million for the nine months ended September 30, 2017.
Investing Activities. During the nine months ended September 30, 2018, we used $0.5 million in cash for investing activities compared to $64.6 million used during the same period in 2017. The $64.1 million decrease in cash utilization in investing activities is primarily related to the following:

•	$44.2 million decrease in cash used to acquire properties for the nine months ended September 30, 2018 as a result of no acquisitions in 2018; and

•	$20.2 million decrease in restricted reserves primarily as a result of payments of tenant improvement disbursements; offset by

•	$0.3 million used in real estate acquisition deposits.
Financing Activities. During the nine months ended September 30, 2018, we used $31.8 million in financing activities compared to $28.4 million generated during the same period in 2017, a decrease in cash provided by financing activities of $60.2 million which is comprised primarily of the following:

•
$357.7 million increase in cash used for principal repayments of the Revolving Credit Facility in the current year provided by the proceeds of the BofA/KeyBank Loan and Term Loan borrowings in the current year;

•	$16.2 million increase in cash used for payment for distributions and repurchases of common stock due to an increase in number of shareholders;

•	$14.3 million decrease in cash provided from borrowings from the Revolving Credit Facility due to the acquisition of MISO on May 15, 2017;

•	$6.6 million increase in cash used in deferred financing costs related to the BofA/KeyBank Loan in the current year; and

•
$28.4 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of the primary portion of our IPO during the first quarter of 2017; offset by

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

Distributions may be funded with operating cash flow, offering proceeds, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the nine months ended September 30, 2018 and the year ended December 31, 2017, excluding stock distributions (dollars in thousands):

	Nine Months Ended September 30, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$45			$11
Distributions paid in cash — common stockholders	15,420			19,232
Distributions of DRP	16,422			22,208
Total distributions	$31,887	(1)		$41,451
Source of distributions (2)
Paid from cash flows provided by operations	$15,465		48%	$19,243	46%
Offering proceeds from issuance of common stock	—		0%	—	0%
Offering proceeds from issuance of common stock pursuant to the DRP	16,422		52%	22,208	54%
Total sources	$31,887	(3)	100%	$41,451	100%
Net cash provided by operating activities	$34,692			$39,712

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of September 30, 2018 were approximately $1.7 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2018, we paid and declared distributions of approximately $31.9 million to common stockholders including shares issued pursuant to the DRP and approximately $0.05 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the nine months ended September 30, 2018 of approximately $32.9 million and $28.5 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through September 30, 2018, we paid approximately $107.7 million of cumulative distributions, including approximately $58.4 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $88.0 million.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2018 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2018	2019-2020	2021-2022	Thereafter
Outstanding debt obligations (1) (2)	$490,055	$—	$—	$4,449	$485,606
Interest on outstanding debt obligations (3)	162,932	5,016	40,494	40,299	77,123
Total	$652,987	$5,016	$40,494	$44,748	$562,729

(1)	Amount relates to principal payments for the outstanding balance on the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at September 30, 2018.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at September 30, 2018. Projected interest payments are based on the interest rate in effect at September 30, 2018.

Off-Balance Sheet Arrangements
As of September 30, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors set forth in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 as filed with the SEC on March 9, 2018 and Part II, Item 1A, “Risk Factors” in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018 as filed with the SEC on May 14, 2018 and August 10, 2018, respectively. However, the risks and uncertainties that we face are not limited to those set forth in such Annual and Quarterly Reports.
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
As of September 30, 2018, $37.4 million of common stock was available for redemption and $6.7 million of common stock was reclassified from redeemable common stock to accrued expenses and other liabilities in the consolidated balance sheet as of September 30, 2018.
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

Redemptions
During the three months ended September 30, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 31, 2018	—	$—	—	(3)
August 31, 2018 (1)	585,525	$9.65	585,525	(3)
September 30, 2018 (2)	693,487	$9.62	693,487	(3)

(1)	Shares redeemed in the month of August 2018 were pursuant to redemption requests under our IPO Share Redemption Program received during the quarter ended June 30, 2018.

(2)	Shares redeemed in the month of September 2018 were pursuant to redemption requests under our New Share Redemption Program received during the quarter ended September 30, 2018.

(3)	A description of the maximum number of shares that could be purchased under our New Share Redemption Program is included in the narrative preceding this table.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended September 30, 2018 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	November 9, 2018	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)