Form 10-K
period 2018-12-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2019-03-14
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-K
____________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018

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
Class T Shares of Common Stock, $0.001 par value
Class S Shares of Common Stock, $0.001 par value
Class D Shares of Common Stock, $0.001 par value
Class I Shares of Common Stock, $0.001 par value
Class A Shares of Common Stock, $0.001 par value
Class AA Shares of Common Stock, $0.001 par value
Class AAA Shares of Common Stock, $0.001 par value

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
There is currently no established public market for the Company's shares of common stock. Based on the Company's published net asset value (“NAV”) as of June 30, 2018, the last business day of the Company’s most recently completed second fiscal quarter, the market value of the 84,128 shares of Class T common stock, 274 shares of Class S common stock,16,409 shares of Class D common stock, 405,081 shares of Class I common stock, 26,110,338 shares of Class A common stock, 50,231,926 shares of Class AA common stock and 987,251 shares of Class AAA common stock held by non-affiliates of the Registrant was $812,674, $2,643, $158,180, $3,904,983, $250,920,347, $482,728,811 and $9,487,478 for Class T, Class S, Class D, Class I, Class A, Class AA and Class AAA shares, respectively, based upon the NAV of $9.66, $9.65, $9.64 and $9.61 per share for Class T, Class S, Classes D & I and Classes A-AAA, respectively.
Common stock outstanding as of March 11, 2019:

	Class T	Class S	Class D	Class I	Class A	Class AA	Class AAA
Outstanding shares	227,686	280	19,319	807,373	25,785,133	49,874,287	977,245

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
As used herein, the "Company," “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT II, Inc. and its consolidated subsidiaries, except where otherwise indicated or the context otherwise requires. All forward-looking statements should be read in light of the risks identified in, "Item 1A. Risk Factors "of this Form 10-K.

PART I

ITEM 1. BUSINESS
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation was formed on November 20, 2013 under the Maryland General Corporation Law ("MGCL") and qualified as a real estate investment trust ("REIT") commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and have used a substantial amount of the net proceeds from our initial public offering ("IPO") and our follow-on offering to invest in these properties. We operate as a daily net asset value ("NAV") REIT, posting a NAV for each of our share classes on every business day. We have no employees and are externally advised and managed by our advisor, Griffin Capital Essential Asset Advisor II, LLC (the "Advisor"), which is indirectly owned by our sponsor, Griffin Capital Real Estate Company, LLC ("GRECO" or our "Sponsor"). Prior to the execution of the Merger Agreement (as defined below), on December 14, 2018, Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), a non-traded REIT sponsored by our former sponsor, Griffin Capital Company, LLC ("GCC"), entered into a series of transactions and became self-managed (the “Self Administration Transaction”) and succeeded to the advisory, asset management and property management arrangements formerly in place for us. Accordingly, our Sponsor has changed from GCC to GRECO until the Company Merger (defined below) is consummated. Our year end is December 31.
On September 20, 2017, we commenced a follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares (the "Follow-On Offering") in our primary offering and $0.2 billion of shares pursuant to our distribution reinvestment plan ("DRP"). We reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively, and offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares and Class I shares (the "New Shares") with NAV based pricing in the primary portion of the Follow-On Offering. The DRP offering included all seven of our share classes. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our board of directors (the "Board"), including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV. On August 16, 2018, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018. On December 12, 2018, we also temporarily suspended our DRP offering and our share redemption program ("SRP"). Beginning in January 2019, all distributions by us were paid in cash. The SRP was officially suspended as of January 19, 2019. On February 15, 2019, our Board determined it was in our best interests to reinstate the DRP effective with the February distribution to be paid on or around March 1, 2019. We intend to recommence our SRP once the Mergers (defined below) are completed. At this time, we intend to recommence our Follow-On Offering, if appropriate and at the appropriate time, once the Mergers are completed.
Our charter authorizes up to 1,000,000,000 shares of stock, of which 800,000,000 shares are designated as common stock at $0.001 par value per share and 200,000,000 shares are designated as preferred stock at $0.001 par value per share. Our 800,000,000 shares of common stock are classified as follows: 150,000,000 shares are classified as Class T shares, 150,000,000 shares are classified as Class S shares, 150,000,000 shares are classified as Class D shares, 150,000,000 shares are classified as Class I shares, 70,000,000 shares are classified as Class A shares, 120,000,000 shares are classified as Class AA shares and 10,000,000 shares are classified as Class AAA shares.

As of March 11, 2019, we had 77,691,323 shares of our common stock outstanding, including shares issued pursuant to our DRP, less shares redeemed pursuant to our SRP.

Pending Merger of Griffin Capital Essential Asset REIT, Inc. into our Company

On December 14, 2018, we, Griffin Capital Essential Asset Operating Partnership II, L.P. (our "Operating Partnership"), our wholly owned subsidiary Globe Merger Sub, LLC ("Merger Sub"), Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), and the Griffin Capital Essential Asset Operating Partnership, L.P. ( the "GCEAR Operating Partnership") entered into an Agreement and Plan of Merger (the “Merger Agreement”).

Subject to the terms and conditions of the Merger Agreement, (i) GCEAR will merge with and into Merger Sub, with Merger Sub surviving as our direct, wholly owned subsidiary (the “Company Merger”) and (ii) our Operating Partnership will merge with and into the GCEAR Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the GCEAR Operating Partnership surviving the Partnership Merger. At such time, (x) in accordance with the applicable provisions of the MGCL, the separate existence of GCEAR shall cease and (y) in accordance with the Delaware

Revised Uniform Limited Partnership Act, the separate existence of our Operating Partnership shall cease. We refer to our Company after the consummation of the Mergers as the "Combined Company."

At the effective time of the Company Merger, each issued and outstanding share of GCEAR’s common stock (or fraction thereof), $0.001 par value per share (the “GCEAR Common Stock”), will be converted into the right to receive 1.04807 shares of our newly created Class E common stock, $0.001 par value per share (the “Class E Common Stock”), and each issued and outstanding share of GCEAR’s Series A cumulative perpetual convertible preferred stock will be converted into the right to receive one share of our newly created Series A cumulative perpetual convertible preferred stock.

At the effective time of the Partnership Merger, each GCEAR Operating Partnership unit (“OP Units”) outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive 1.04807 Class E OP Units in the surviving partnership and each Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive one OP Unit of like class in the surviving partnership. The special limited partnership interest in the Operating Partnership will be automatically redeemed, canceled and retired as described in the Merger Agreement.

GCEAR’s outstanding debt of approximately $1.4 billion is expected to be refinanced or assumed by us at closing under the terms of the Merger Agreement.

The Combined Company will have a total capitalization of approximately $4.72 billion, and will own 101 properties in 25 states, consisting of approximately 27.2 million square feet. On a pro forma basis, the Combined Company portfolio will be 96.8% occupied, with a remaining weighted average lease term of 7.3 years. Approximately 65.3% of the Combined Company portfolio net rent on a pro forma basis, will come from properties leased to tenants and/or guarantors who have, or whose non-guarantor parent companies have, investment grade or what management believes are generally equivalent ratings. In addition, no tenant will represent more than 4.0% of the net rents of the Combined Company, on a pro forma basis, with the top ten tenants comprising a collective 27.8% of the net rents of the Combined Company.

The Merger Agreement provides certain termination rights for us and GCEAR. In connection with the termination of the Merger Agreement, under certain specified circumstances, GCEAR may be required to pay us a termination fee of $52.2 million and we may be required to pay GCEAR a termination fee of $52.2 million.

Upon completion of the Company Merger, we estimate that our continuing stockholders will own approximately 31% of the issued and outstanding common stock of the Combined Company on a fully diluted basis, and former GCEAR stockholders will own approximately 69% of the issued and outstanding common stock of the Combined Company on a fully diluted basis.

The foregoing descriptions of the Merger Agreement and the Mergers are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, a copy of which was filed as an exhibit to our Current Report on Form 8-K filed with the SEC on December 20, 2018. There is no guarantee that the Mergers will be consummated.

Investment Objectives
Overview
We invest in a portfolio consisting primarily of single tenant business essential properties. Our investment objectives and policies may be amended or changed at any time by our Board. Although we have no plans at this time to change any of our investment objectives, our Board may change any and all such investment objectives, including our focus on single tenant business essential properties, if they believe such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing such as a prospectus supplement, or through a filing under the Exchange Act, as appropriate. In addition, we may invest in real estate properties other than single tenant business essential properties if our Board deems such investments to be in the best interests of our stockholders. We cannot assure our stockholders that our policies or investment objectives will be attained or that the value of our common stock will not decrease.
Primary Investment and Portfolio Management Objectives
Our primary investment and portfolio management objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•provide regular cash distributions to achieve an attractive distribution yield;
•preserve and protect invested capital;
•realize appreciation in NAV from proactive portfolio and asset management; and

•
provide an investment alternative for stockholders seeking to allocate a portion of their long-term investment portfolios to commercial real estate with lower volatility than public real estate companies.

We cannot assure our stockholders that we will attain these primary investment and portfolio management objectives.
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
Our management team has been acquiring single tenant business essential properties for over a decade. Our management team’s positive acquisition and ownership experience with single tenant business essential properties of the type we intend to acquire stems from the following:

•	the credit quality of the lease payment is determinable and equivalent to the senior unsecured credit rating of the tenant;

•	the essential nature of the asset to the tenant's business provides greater default protection relative to the tenant's balance sheet debt;

•	the percentage recovery in the event of a tenant default is empirically greater than an unsecured lender; and

•	long-term leases provide a consistent and predictable income stream across market cycles while short-term leases offer income appreciation upon renewal and reset.
We seek to provide investors the following benefits:

•	a cohesive management team experienced in all aspects of real estate investment with a track record of acquiring primarily single tenant business essential assets;

•	stable cash flow backed by a portfolio of primarily single tenant business essential real estate assets;

•	minimal exposure to operating and maintenance expense increases as we attempt to structure or acquire leases where the tenant assumes responsibility for these costs;

•	contractual lease rate increases enabling potential distribution growth and a potential hedge against inflation;

•	insulation from short-term economic cycles resulting from the long-term nature of underlying asset leases;

•	enhanced stability resulting from diversified credit characteristics of corporate credits; and

•	portfolio stability promoted through geographic and product type investment diversification.
We cannot assure you that any of the properties we acquire will result in the benefits discussed above.

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
Our Advisor has substantial discretion with respect to the selection of specific properties. However, each acquisition will be approved by our Board. In selecting a potential property for acquisition, we consider a number of factors, including, but not limited to, the following:
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
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our Board at least quarterly. We anticipate that we will utilize approximately 50% leverage in connection with our acquisition strategy. However, our current charter limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess.
We may borrow amounts from our Sponsor and its affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies. As of December 31, 2018, our leverage ratio (defined in our credit agreement as debt to total acquisition price) was approximately 43.7%.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also acquire ground leases.
We will make acquisitions of our real estate investments directly through our Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of our Advisor or other persons.
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
We may enter into joint ventures with affiliates of our Sponsor for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions otherwise dictated by the market.
To the extent possible and if approved by our Board, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for our operating partnership’s units or to sell their interest to us in its entirety. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with affiliates of our Sponsor may result in certain conflicts of interest.
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
We may sell assets to third parties or to affiliates of our Sponsor. Our nominating and corporate governance committee of our Board, which is comprised solely of independent directors, must review and approve all transactions between us and our Sponsor and its affiliates.

Investment Limitations in Our Charter
Our charter places numerous limitations on us with respect to the manner in which we may invest our funds, most of which are those typically required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association ("NASAA REIT Guidelines").
Changes in Investment Policies and Limitations
Our charter requires that our independent directors review our investment policies at least annually to determine that the policies we are following are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed. The methods of implementing our investment objectives and policies, except as otherwise provided in our charter, may be altered by a majority of our directors, including a majority of our independent directors, without the approval of our stockholders. The determination by our Board that it is no longer in our best interests to continue to be qualified as a REIT shall require the concurrence of two-thirds of the Board. Investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.
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
Affiliate Transaction Policy
Our Board has established a nominating and corporate governance committee, which reviews and approves all matters the Board believes may involve a conflict of interest. This committee is composed solely of independent directors. This committee of our Board approves all transactions between us and our Sponsor and its affiliates. We will not acquire any properties in which GCC, our former Sponsor, or its affiliates, owns an economic interest.
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "1940 Act"). We will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, our Advisor will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an "investment company" under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an "investment company." In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this report, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except (1) pursuant to our SRP and (2) if the Mergers are consummated, pursuant to a tender offer as provided for in the Merger Agreement, and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the "Code").

Exchange Listing and Other Strategic Transactions
While we are currently operating as a perpetual-life REIT with an ongoing offering and SRP (both of which are temporarily suspended during the pending Mergers), we may consider a liquidity event at any time in the future (such as a merger, listing, or sale of assets) (a "Strategic Transaction"). We are not prohibited by our charter or otherwise from engaging in such a Strategic Transaction at any time. We believe this perpetual-life REIT structure allows us to weather real estate cycles and provides for maximum flexibility to execute an exit strategy when it is in the best interests of our stockholders. Subject to certain significant transactions that require stockholder approval, such as dissolution, merger into another entity in which we are not the surviving entity, consolidation or the sale or other disposition of all or substantially all of our assets, our Board maintains sole discretion to change our current strategy as circumstances change if it believes such a change is in the best interest of our stockholders. If our Board determines that a Strategic Transaction is in the best interests of us and our stockholders, we expect that the Board will take all relevant factors at that time into consideration when making a Strategic Transaction decision, including prevailing market conditions.
Employees
We currently have no employees. The employees of our Sponsor and its affiliates currently provide and have provided in the past, management, acquisition, advisory and certain administrative services for us. Upon completion of the Mergers, all of our Sponsor’s acquisitions, asset management, investor relations, legal, compliance, financial reporting, and accounting personnel currently providing services to us will become our employees.
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
There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% in value of the aggregate of our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless waived by our Board, which may inhibit large investors from desiring to purchase a stockholder's shares. Moreover, our share redemption programs include numerous restrictions that would limit a stockholder's ability to sell their shares to us. Our Board could choose to amend, suspend or terminate our share redemption programs upon 30 days' notice. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that a stockholder's shares would not be accepted as the primary collateral for a loan. Stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our SRP is subject to significant restrictions and limitations and if stockholders are able to sell their shares under the SRP, they may not be able to recover the amount of their investment in our shares.
Even though our SRP is temporarily suspended, if and when it is reinstated, it may provide stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, and stockholders should be fully aware that our SRP contains significant restrictions and limitations. Further, our Board may limit, suspend, terminate or amend any provision of the SRP upon 30 days' notice. Generally, our SRP imposes a quarterly cap on aggregate redemptions of our shares equal to the amount of shares with a value (based on the applicable redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous calendar quarter.

Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also may be made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not reflect fees that may become payable after the date of determination of the NAV, which fees may not ultimately be paid in certain circumstances, including if we are liquidated or if there is a listing of our common stock. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our Advisor and our dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value.
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
Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. Additionally, we are dependent on our Advisor to be reasonably aware of material events specific to our properties (such as tenant disputes, damage, litigation and environmental issues) that may cause the value of a property to change materially and to promptly notify the independent valuation firm so that the information may be reflected in our real estate portfolio valuation. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of our Advisor, such as whether the independent valuation firm should be notified of events specific to our properties that could affect their valuations, as well as of the independent valuation firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, stockholders must rely entirely on our Board to adopt appropriate valuation procedures and on the independent valuation firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
No rule or regulation requires that we calculate our NAV in a certain way, and our Board, including a majority of our independent directors, may adopt changes to the valuation procedures.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our Board, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our Board may change this or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption programs.
We have paid, and may continue to pay, distributions from sources other than cash flow from operations, including out of net proceeds from our offerings; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Follow-On Offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2018, we funded 4% of our cash distributions using offering proceeds and 96% of our cash distributions using cash flows from operations as shown on the statement of cash flows. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties and investing in the existing portfolio, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain.
We may be unable to maintain cash distributions or increase distributions over time.
There are many factors that can affect the availability and timing of cash distributions to stockholders. Distributions will be based principally on distribution expectations of our potential investors and cash available from our operations. The amount of cash available for distribution will be affected by many factors, such as our ability to buy properties as offering proceeds become available and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to stockholders. Our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to stockholders.
If we are unable to find suitable investments, then we may not be able to achieve our investment objectives or continue to pay distributions.

Our ability to achieve our investment objectives and continue to pay distributions is dependent upon our performance in selecting our investments and arranging financing. As of December 31, 2018, we owned 35 buildings located on 27 properties in 17 states. We cannot be sure that we will be successful in obtaining suitable investments on financially attractive terms or that, if such investments are made, our objectives will be achieved. If we are unable to find suitable investments, we will hold the proceeds of our public offering in an interest-bearing account or invest the proceeds in short-term, investment-grade investments. In such an event, our ability to continue to pay distributions at our current level to our stockholders would be adversely affected.

If the Mergers are consummated, we will issue Series A Preferred Shares, which will rank senior to our common stock and therefore, any cash we have to pay distributions will be used to pay distributions to the holders of Series A Preferred Shares first, which could have a negative impact on our ability to pay distributions to our common stockholders.

If the Mergers are consummated, the Series A Preferred Shares that we will issue will rank senior to all common stock, and therefore, the rights of holders of Series A Preferred Shares to distributions will be senior to distributions to our common stockholders. Furthermore, distributions on the Series A Preferred Shares will be cumulative and will be declared and payable quarterly. We will be obligated to pay the holders of the Series A Preferred Shares their current distributions and any accumulated and unpaid distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution will be used first to pay distributions to the holders of the Series A Preferred Shares. The Series A Preferred Shares will also have a liquidation preference in the event of our involuntary liquidation, dissolution or winding up of our affairs (a “liquidation”) which could negatively affect any payments to the common stockholders in the event of a liquidation. In addition, our right to redeem the Series A Preferred Shares could have a negative effect on our ability to operate profitably and our ability to pay distributions to our common stockholders.

There is no guarantee that we will resume our Follow-On Offering. Even if we resume our Follow-On Offering, there is no guarantee that we will raise substantial funds.

There is no guarantee that we will resume our Follow-On Offering. Even if we resume our offering, there is no guarantee that we will raise substantial funds in such offering. If we are unable to raise a substantial amount of funds, we will make fewer investments resulting in less diversification in terms of the number of investments owned, the types of investments that we make, and the geographic regions in which our investments are located. In such event, the likelihood of our profitability being affected by the performance of any one of our investments will increase. Additionally, we are not limited in the number or size of our investments or the percentage of net investment proceeds we may dedicate to a single investment. A stockholder’s investment in our shares will be subject to greater risk to the extent that we lack a diversified portfolio of investments. Further, we will have certain fixed operating expenses, regardless of whether we are able to raise substantial funds in the future. Our inability to raise substantial funds could increase our fixed operating expenses as a percentage of gross income, potentially reducing our net income and cash flow and potentially limiting our ability to make distributions.

We may suffer from delays in locating suitable investments, which could adversely affect our ability to make distributions at our current level and the value of a stockholder's investment.
We could suffer from delays in locating suitable investments. Delays we encounter in the selection, acquisition and development of income-producing properties likely would adversely affect our ability to make distributions at our current level and the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take several months to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties. In such event, we may pay all or a substantial portion of our distributions from the proceeds of our public offering or from borrowings in anticipation of future cash flow, which may constitute a return of a stockholder's capital. We are not prohibited from undertaking such activities by our charter, bylaws or investment policies, and there are no current limits on the amount of distributions to be paid from such funds. Distributions from the proceeds of our public offering or from borrowings also could reduce the amount of capital we ultimately invest in properties. This, in turn, would reduce the value of a stockholder's investment. In particular, if we acquire properties prior to the start of construction or during the early stages of construction, it will typically take up to one year or more to complete construction and rent available space. Therefore, stockholders could suffer delays in the receipt of cash distributions attributable to those particular properties.
If our Sponsor loses or is unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions at our current level and the value of a stockholder's investment.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel of our Advisor and Sponsor, including Kevin A. Shields, Michael J. Escalante, Javier F. Bitar, Howard S. Hirsch, Louis K. Sohn and Scott Tausk, each of whom would be difficult to replace. Our Sponsor has employment agreements with Messrs. Escalante, Bitar, Hirsch, Sohn and Tausk, but not with Mr. Shields; however we cannot guarantee that all, or any particular one, will remain affiliated with us and/or our Advisor or Sponsor. If any of our key personnel were to cease their affiliation with our Advisor or Sponsor, our operating results could suffer. We believe that our future success depends, in large part, upon our Advisor's ability to hire and retain highly skilled managerial and operational personnel. Competition for such personnel is intense, and we cannot assure stockholders that our Advisor or Sponsor will be successful in attracting and retaining such skilled personnel. If our Advisor or Sponsor loses or is unable to obtain the services of key personnel or does not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder's investment may decline.
Our ability to operate profitably depends upon the ability of our Advisor to efficiently manage our day-to-day operations.
We rely on our Advisor to manage our business and assets. Our Advisor makes all decisions with respect to our day-to-day operations. Thus, the success of our business depends in large part on the ability of our Advisor to manage our operations. Any adversity experienced by our Advisor or problems in our relationship with our Advisor could adversely impact the operation of our properties and, consequently, our cash flow and ability to make distributions to our stockholders at our current level.
We have incurred net losses in the past and may incur net losses in the future, and we have an accumulated deficit and may continue to have an accumulated deficit in the future.

For the year ended December 31, 2018, we had a net loss of approximately $3.3 million. We incurred net income attributable to common stockholders of approximately $11.1 million and a net loss attributed to common stockholders of approximately $6.1 million for the fiscal years ended December 31, 2017 and 2016, respectively. Our accumulated deficit was approximately $16.0 million, $12.7 million and $23.8 million as of December 31, 2018, 2017 and 2016, respectively. We may incur net losses in the future, and may continue to have an accumulated deficit.

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
We may retain our status as an "emerging growth company" for a maximum of five years, or until the earliest of (1) the last day of the first fiscal year in which we have total annual gross revenue of $1.07 billion or more, (2) December 31 of the fiscal year that we become a "large accelerated filer" as defined in Rule 12b-2 under the Exchange Act (which would occur if the market value of our common stock held by non-affiliates exceeds $700 million, measured as of the last business day of our most recently completed second fiscal quarter, and we have been publicly reporting for at least 12 months) or (3) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period. Under the JOBS Act, emerging growth companies are not required to (1) provide an auditor's attestation report on management's assessment of the effectiveness of internal control over financial reporting, pursuant to Section 404 of the Sarbanes-Oxley Act, (2) comply with new audit rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after April 5, 2012 (unless the SEC determines otherwise), (3) provide certain disclosures relating to executive compensation generally required for larger public companies or (4) hold shareholder advisory votes on executive compensation. If we take advantage of any of these exemptions, we do not know if some investors will find our common stock less attractive as a result.
Additionally, the JOBS Act provides that an "emerging growth company" may take advantage of an extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies. This means an "emerging growth company" can delay adopting certain accounting standards until such standards are otherwise applicable to private companies. However, we have elected to "opt out" of such extended transition period, and will therefore comply with new or revised accounting standards on the applicable dates on which the adoption of such standards are required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of such extended transition period for compliance with new or revised accounting standards is irrevocable.
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
We disclose funds from operations ("FFO") and adjusted funds from operations ("AFFO"), each a non-GAAP financial measure, in communications with investors, including documents filed with the SEC; however, FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined under GAAP, and stockholders may consider GAAP measures to be more relevant to our operating performance.
We use and we disclose to investors, FFO, and AFFO, which are non-GAAP financial measures. FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors may consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and AFFO and GAAP net income differ because FFO and AFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. AFFO further adjusts for revenues in excess of cash received, amortization of in-place lease valuation, acquisition-related costs, unrealized gains or losses on derivative instruments, gain or loss from extinguishment of debt and performance participation allocation not paid in cash.

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

Neither the SEC nor any other regulatory body has passed judgment on the acceptability of the adjustments that we use to calculate FFO and AFFO. Also, because not all companies calculate FFO and AFFO the same way, comparisons with other companies may not be meaningful.

Risks Related to Conflicts of Interest
Our Sponsor, Advisor, property manager and their officers and certain of their key personnel will face competing demands relating to their time, which may cause our operating results to suffer.
Our Sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates serve as key personnel, advisors and managers to GCEAR. Certain of our officers are also officers to some or all of 12 other programs affiliated with our former sponsor, including Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Griffin-American Healthcare REIT IV, Inc. ("GAHR IV") and Phillips Edison Grocery Center REIT III, Inc. ("PECO III"), each of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act. It is difficult to estimate the amount of time that our Sponsor, Advisor, property manager and their officers and certain of their key personnel and their respective affiliates will devote to our business. Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between our business and these other activities. During times of intense activity with GCEAR, they may devote less time and fewer resources to our business than is necessary or appropriate. If this occurs, the returns on a stockholder's investment may suffer.
In addition, our dealer manager serves as dealer manager for GAHR IV and PECO III, and is the exclusive wholesale marketing agent for GIA Real Estate Fund and GIA Credit Fund, and may potentially enter into dealer manager agreements to serve as dealer manager for other issuers affiliated with our former sponsor. As a result, our dealer manager will have contractual duties to these issuers, which contractual duties may conflict with the duties owed to us. The duties owed to these issuers could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to allocation of management time and services between us and these issuers. If our dealer manager is unable to devote sufficient time and effort to the distribution of shares of our common stock, we may not be able to raise significant additional proceeds for investment in real estate. Accordingly, competing demands of our dealer manager's personnel may cause us to be unable to successfully implement our investment objectives, or generate cash needed to make distributions to stockholders at our current level, and to maintain or increase the value of our assets.

Our officers and two of our directors face conflicts of interest related to the positions they hold with affiliated entities, which could hinder our ability to successfully implement our investment objectives and to generate returns to our stockholders.
Currently, certain of our executive officers and two of our directors are officers of our Sponsor, Advisor, our property manager, and other affiliated entities, and one of our executive officers and directors holds ownership interests in our former sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our property manager. If we do not successfully implement our investment objectives, we may be unable to generate cash needed to make distributions to our stockholders at our current level and to maintain or increase the value of our assets.

Our Advisor will face conflicts of interest relating to the purchase of properties, including conflicts with GCEAR, and such conflicts may not be resolved in our favor, which could adversely affect our investment opportunities.
We may be buying properties at the same time as GCEAR, a public non-traded REIT with a real estate portfolio of approximately $3.0 billion as of December 31, 2018. GCEAR may have access to significantly greater capital than us. Our Sponsor, Advisor and our property manager will have conflicts of interest in allocating potential properties, acquisition expenses, management time, services and other functions between GCEAR or future enterprises with which they may be or become involved. There is a risk that our Advisor will choose a property that provides lower returns to us than a property purchased by another program sponsored by our Sponsor. We cannot be sure that officers and key personnel acting on behalf of our Advisor and on behalf of these other programs will act in our best interests when deciding whether to allocate any particular property to us. Such conflicts that are not resolved in our favor could result in a reduced level of distributions we may be able to pay to stockholders and a reduction in the value of our stockholders' investments. If our Advisor or its affiliates breach their legal or other obligations or duties to us, or do not resolve conflicts of interest in the manner described in our prospectus, we may not meet our investment objectives, which could reduce our expected cash available for distribution to stockholders and the value of our stockholders' investments.
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
Our Chief Executive Officer and Chairman of our Board is a controlling person of an entity that has purchased, and may continue to purchase, shares of our common stock and preferred units of limited partnership interest in our operating partnership, and therefore may face conflicts with regard to his fiduciary duties to us and that entity related to that entity making investments in or redeeming our common stock or the preferred units.
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
In addition, our ability to redeem shares pursuant to our SRP is subject to certain limitations, including a limitation on the number of shares we may redeem during each quarter.  If that entity should elect to redeem shares in a given quarter, or if any single stockholder who owns a significant number of shares of our common stock elects to redeem shares in a given quarter, the limitations on redemption contained in our SRP may be met or exceeded.
Risks Related to Our Pending Mergers
The exchange ratio is fixed and will not be adjusted in the event of any change in the relative values of the shares of our common stock or GCEAR common stock.

Upon consummation of the Company Merger, each issued and outstanding share of GCEAR common stock (or fraction thereof) will be converted into the right to receive 1.04807 shares of our newly created Class E common stock, and each issued and outstanding share of GCEAR preferred stock will be converted into the right to receive one share of our newly created Series A Preferred Shares. This exchange ratio is fixed pursuant to the Merger Agreement and will not be adjusted to reflect events, circumstances or other developments of which we or GCEAR become aware or which occur after the date of the Merger Agreement, or any changes in the relative values of us and GCEAR including, but not limited to:

•	changes in the respective businesses, operations, assets, liabilities or prospects of us and GCEAR;

•	changes in general market and economic conditions and other factors generally affecting the relative values of our and GCEAR’s assets;

•	federal, state and local legislation, governmental regulation and legal developments in the businesses in which we and GCEAR operate; or

•	other factors beyond the control of us and GCEAR, including those described or referred to elsewhere in this “Risk Factors” section.
Any such changes may materially alter or affect the relative values of shares of our common stock or GCEAR common stock. Therefore, if, between the date of the Merger Agreement and the consummation of the Mergers, the value of shares of GCEAR common stock decreases or the value of shares of our common stock increases, the Merger Consideration may be more than the fair value of GCEAR stockholders’ shares of GCEAR common stock.

Completion of the Mergers is subject to a number of conditions, and if these conditions are not satisfied or waived, the Mergers will not be completed, which could result in the requirement that we pay certain termination fees or, in certain circumstances, that we pay expenses to GCEAR.

The Merger Agreement is subject to many conditions which must be satisfied or waived in order to complete the Mergers. The mutual conditions of the parties include, among others: (i) the approval of the Company Merger by the holders of a majority of the outstanding shares of GCEAR common stock; (ii) the approval of the Company Merger by our stockholders; (iii) the absence of any law, order or other legal restraint or prohibition that would prohibit, make illegal, enjoin, or otherwise restrict, or prevent the Mergers or any of the transactions contemplated by the Merger Agreement; and (iv) the effectiveness of the registration statement on Form S-4 filed by us for purposes of registering our Class E common stock to be issued in connection with the Company Merger. In addition, each party’s obligation to consummate the Company Merger is subject to certain other conditions, including, among others: (w) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other customary exceptions); (x) the other party’s compliance with its covenants and agreements contained in the Merger Agreement; (y) the absence of any event, change, or occurrence arising during the period from the date of the Merger Agreement until the effective time of the Company Merger that, individually or in the aggregate, has had or would reasonably be expected to have a material adverse effect on the other party; and (z) the receipt of an opinion of counsel of each party to the effect that such party has been organized and has operated in conformity with the requirements for qualification and taxation as a REIT and that the Company Merger will qualify as a tax-free reorganization.

There can be no assurance that the conditions to closing of the Mergers will be satisfied or waived or that the Mergers will be consummated. Failure to consummate the Mergers may adversely affect our results of operations and business prospects for the following reasons, among others: (i) we will incur certain transaction costs, regardless of whether the proposed Mergers close, which could adversely affect our financial condition, results of operations and ability to make distributions to our stockholders; and (ii) the proposed Mergers, whether or not they close, will divert the attention of certain management and other key employees of us and our affiliates from ongoing business activities, including the pursuit of other opportunities that could be beneficial to us, In addition, we or GCEAR may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Mergers are not completed by August 31, 2019 and if the Merger Agreement is terminated under certain circumstances specified in the Merger Agreement, we may be required to pay the GCEAR a termination fee of $52.2 million. The Merger Agreement also provides that we may be required to reimburse GCEAR’s transaction expenses, not to exceed $5.0 million, if the Merger Agreement is terminated under certain circumstances.

The pendency of the Mergers could adversely affect our business and operations.

Prior to the effective date of the Mergers, some of our tenants, prospective tenants or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. Similarly, our current and prospective employees of our affiliates may experience uncertainty about their future roles with the Combined Company following the Mergers, which may materially adversely affect the ability of such entities to attract and retain key personnel during the pendency of the Mergers. In addition, due to operating restrictions in the Merger Agreement, subject to certain exclusions, we may be unable during the pendency of the Mergers to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial.

The ownership percentage of our common stockholders will be diluted by the Company Merger.

The Company Merger will dilute the ownership percentage of our common stockholders. Following the issuance of shares of our Class E common stock to GCEAR stockholders pursuant to the Merger Agreement, our common stockholders are expected to hold approximately 31% of our common stock issued and outstanding immediately after the effective time of the Company Merger, based on the number of shares of our common stock, limited partnership units in our Operating Partnership, and shares of GCEAR common stock currently outstanding and various assumptions regarding share issuances by us prior to the effective time of the Company Merger. Consequently, our common stockholders, as a general matter, may have less influence over our management and policies after the effective date of the Company Merger than they currently exercise over our management and policies.

The Merger Agreement contains provisions that could discourage a potential competing acquisition proposal of us or could result in any competing proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions necessary to comply with the duties of our directors, restrict the ability of us to solicit, initiate, knowingly encourage, or knowingly facilitate competing third-party proposals to acquire all, or a significant part, of us. In addition, each of us and GCEAR generally has an opportunity to offer to modify the terms of the proposed Mergers in response to any competing acquisition proposals that may be made before the GCEAR board of directors or our Board, as the case may be, may withdraw or qualify its recommendation. Upon termination of the Merger Agreement in certain circumstances, we may be required to pay a termination fee to GCEAR, and in certain other circumstances, we may be required to pay GCEAR’s transaction expenses.

These provisions could discourage a potential competing acquirer that might have an interest in acquiring all, or a significant part, of either GCEAR or us from considering or proposing an acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value imputed to the exchange ratio proposed to be received or realized in the Mergers, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

The Merger Agreement includes restrictions on our ability to make excess distributions to our stockholders, even if we would otherwise have net income and net cash available to make such distributions.

The Merger Agreement generally prohibits us from making distributions to our stockholders in excess of $0.55 per share of our common stock (determined on an annual basis), unless we obtain the prior written consent of GCEAR. While we and GCEAR have generally agreed to use our reasonable best efforts to close the Mergers in an expeditious manner, factors could cause the delay of the closing, which include obtaining the approval of the Company Merger from the common stockholders of us and GCEAR. Therefore, even if we have available net income or net cash to make distributions to our stockholders and satisfy any other conditions to make such distributions, the terms of the Merger Agreement could prohibit such action.

The borrowings we incur in connection with the Mergers may limit our financial and operating flexibility and we may incur additional borrowings, which could increase the risks associated with our borrowings.

In connection with the Mergers, we expect to incur approximately $715.0 million of new borrowings in order to extinguish GCEAR’s credit facility. In addition, we may determine to incur additional borrowings in the future pursuant to our unsecured credit facility with KeyBank, National Association (“KeyBank”). Following consummation of the Mergers, we expect to have approximately $481.0 million of borrowing availability under such unsecured credit facility. Our borrowings could have material adverse consequences for our business and may:

•
require us to dedicate a large portion of our cash flow to pay principal and interest on our borrowings, which will reduce the availability of cash flow to fund working capital, capital expenditures, and other business activities;

•	increase our vulnerability to general adverse economic and industry conditions;

•	subject us to maintaining various debt, operating income, net worth, cash flow, and other financial covenant ratios;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	restrict our operating policies and ability to make strategic acquisitions, dispositions, or exploiting business opportunities;

•	place us at a competitive disadvantage compared to our competitors that have less borrowings;

•	limit our ability to borrow more funds (even when necessary to maintain adequate liquidity), dispose of assets, or make distributions to stockholders; or

•	increase our costs of capital.
Under the agreements governing our outstanding borrowings, we may incur additional borrowings. If new borrowings are added to our existing borrowing levels, the related risks that we now face would increase. In addition, at the time that any of our outstanding borrowings or new borrowings mature, we may not be able to refinance such borrowings or have the funds to pay them off.

Furthermore, the amounts borrowed pursuant to our unsecured credit facility bear interest at variable rates. If market interest rates increase, the interest rate on our variable rate borrowings will increase and will create higher debt service requirements, which would adversely affect our cash flow and could adversely impact our results of operations. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

The Company Merger is subject to approval by common stockholders of GCEAR and us.

In order for the Company Merger to be completed, GCEAR stockholders must approve the Company Merger, which requires the affirmative vote of a majority of all the votes entitled to be cast on such proposal at the GCEAR annual meeting. Pursuant to the Merger Agreement, as a condition to completing the Company Merger, our stockholders must also approve the Company Merger, which requires the affirmative vote of a majority of all the votes cast on such proposal at our annual meeting. If these required votes are not obtained, the Company Merger may not be consummated.

The Merger Agreement contains provisions that grant the GCEAR board of directors or our Board the ability to change its recommendation regarding the Mergers in certain circumstances based on the exercise of the GCEAR or our directors’ duties.

GCEAR may change its recommendation regarding the Mergers, subject to the terms of the Merger Agreement, in response to a material change in circumstances or development that was not known to the GCEAR board of directors prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which change in circumstances or development, or any material consequence thereof, becomes known to the GCEAR board of directors prior to the effective time of the Mergers if the GCEAR board of directors determines in good faith, after consultation with its outside legal counsel, that failure to change its recommendation with respect to the Mergers would be inconsistent with the GCEAR directors’ duties under applicable law.

In addition, we may change our recommendation regarding the Mergers, subject to the terms of the Merger Agreement, in response to a material change in circumstances or development that was not known to our Board prior to the execution of the Merger Agreement (or if known, the consequences of which were not known or reasonably foreseeable), which change in circumstances or development, or any material consequence thereof, becomes known to our Board prior to the effective time of the Mergers if our Board determines in good faith, after consultation with its outside legal counsel, that failure to change its recommendation with respect to the Mergers would be inconsistent with our directors’ duties under applicable law.

There may be unexpected delays in the consummation of the Mergers.

The Mergers are expected to close during the first half of 2019 assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or GCEAR may terminate the Merger Agreement if the Mergers have not occurred by August 31, 2019. Certain events may delay the consummation of the Mergers. Some of the events that could delay the consummation of the Mergers include difficulties in obtaining the approval of our and GCEAR's stockholders, or satisfying the other closing conditions to which the Mergers are subject.

We may incur adverse tax consequences if GCEAR has failed or fails to qualify as a REIT for U.S. federal income tax purposes.

If GCEAR has failed or fails to qualify as a REIT for U.S. federal income tax purposes and the Mergers are completed, we may inherit significant tax liabilities and could lose our REIT status should disqualifying activities continue after the Mergers.

Risks Related to the Combined Company Following Consummation of the Proposed Mergers

The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the Mergers.

Following the Mergers, the Combined Company expects to continue to expand its operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities, which may pose substantial challenges for the Combined Company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the Combined Company’s expansion or acquisition opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, or other benefits.

The Combined Company will be newly self-managed.

The Self Administration Transaction (as described in Item 1 above) was consummated on December 14, 2018, and assuming the Mergers are consummated, the Combined Company will be a self-managed REIT. The Combined Company will no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of GCEAR and us and their affiliates; however, the Combined Company’s expenses will include the compensation and benefits of the Combined Company’s officers, employees and consultants, as well as overhead previously paid by the former external advisors of GCEAR and us and their affiliates. The Combined Company’s employees will provide services historically provided by the external advisors and their affiliates. The Combined Company will be subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and the Combined Company will bear the cost of the establishment and maintenance of any employee compensation plans. In addition, the Combined Company has not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If the Combined Company incurs unexpected expenses as a result of its self-management, its results of operations could be lower than they otherwise would have been.

The Combined Company may need to incur additional indebtedness in the future.

In connection with executing the Combined Company’s business strategies following the Mergers, the Combined Company expects to evaluate the possibility of acquiring additional properties and making strategic investments, and the Combined Company may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for the Combined Company, including: (i) hindering the Combined Company’s ability to adjust to changing market, industry or economic conditions; (ii) limiting the Combined Company’s ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; (iv) making the Combined Company more vulnerable to economic or industry downturns, including interest rate increases; and (v) placing the Combined Company at a competitive disadvantage compared to less leveraged competitors.

Following the consummation of the Mergers, the Combined Company will assume certain potential liabilities relating to GCEAR.

Following the consummation of the Mergers, the Combined Company will have assumed certain potential liabilities relating to GCEAR. These liabilities could have a material adverse effect on the Combined Company’s business to the extent the Combined Company has not identified such liabilities or has underestimated the amount of such liabilities.

If and when the Combined Company has a Strategic Transaction, the market value ascribed to the shares of common stock of the Combined Company upon the Strategic Transaction may be significantly lower than the estimated value per share of us and GCEAR considered by our respective boards in approving and recommending the Mergers.

In approving and recommending the Mergers, our Board, our special committee, the GCEAR board of directors, and the GCEAR special committee considered the most recent estimated value per share of us and GCEAR as determined by our respective boards with the assistance of our respective third-party valuation experts. In the event that the Combined Company completes a Strategic Transaction after consummation of the Mergers, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such Strategic Transaction may be significantly lower than the current estimated values considered by our Board, our special committee, the GCEAR board of directors and the GCEAR special committee and the estimated value per share of us that may be reflected on the account statements of stockholders of the Combined Company after consummation of the Mergers. For example, if the shares of the Combined Company are listed on a national securities exchange at some point after the consummation of the Mergers, the trading price of the shares may be significantly lower than our estimated value per share of $9.62 (as of December 31, 2018). There can be no assurance, however, that any such Strategic Transaction will occur.

The estimated NAV of the Combined Company’s common stock may decline as a result of the Company Merger.

The estimated NAV of the Combined Company’s common stock may decline as a result of the Mergers if the Combined Company does not achieve the perceived benefits of the Mergers as rapidly or to the extent anticipated by our management or if the effect of the Mergers on our financial results is not consistent with the expectations of our management. In addition, if the Company Merger is consummated, our stockholders will own interests in a company operating an expanded business with a different mix of properties, risks and liabilities. Current stockholders may not wish to continue to invest in us if the Company Merger is consummated or for other reasons and may wish to submit some or all of their shares of our common stock for redemption. In addition, GCEAR stockholders are expected to own approximately 69% of the outstanding shares of our common stock, on a pro forma basis, following the Company Merger. They may determine not to continue to hold their shares of our common stock and submit their shares for redemption following the Company Merger, which may result in additional pressure on the value of our common stock.

Risks Related to Our Corporate Structure
The limit on the number of shares a person may own may discourage a takeover that could otherwise result in a premium price to our stockholders.
In order for us to continue to qualify as a REIT, no more than 50% of our outstanding stock may be beneficially owned, directly or indirectly, by five or fewer individuals (including certain types of entities) at any time during the last half of each taxable year. To ensure that we do not fail to qualify as a REIT under this test, our charter restricts ownership by one person or entity to no more than 9.8% in value of our outstanding stock or 9.8% in value or number, whichever is more restrictive, of our outstanding common stock. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
Our charter permits our Board to issue stock with terms that may subordinate the rights of common stockholders or discourage a third party from acquiring us in a manner that might result in a premium price to our stockholders.
Our charter permits our Board to issue up to 1,000,000,000 shares of capital stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board could authorize the issuance of preferred stock with terms and conditions that could have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of our company, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for holders of our common stock.
If the Mergers are consummated, we will issue Series A Preferred Shares, which will rank junior to our existing and future indebtedness and will rank junior to any class or series of stock we may issue in the future with terms specifically providing that such stock ranks senior to our Series A Preferred Shares with respect to the payment of dividends and the distribution of assets in the event of our involuntary liquidation, dissolution or winding up, and the interests of the holders of our Series A Preferred Shares could be diluted by the issuance of additional shares of preferred stock and by other transactions.

If the Mergers are consummated, we will issue Series A Preferred Shares, and the payment of amounts due on our Series A Preferred Shares will be junior in payment preference to all of our existing and future debt and any securities we may issue in the future that have rights or preferences senior to those of our Series A Preferred Shares. We may issue additional shares of preferred stock in the future which, upon the prior affirmative vote or consent of the holders of at least two-thirds of the Series A Preferred Shares outstanding at the time, are on a parity with or senior to the Series A Preferred Shares with respect to the payment of dividends and the distribution of assets upon involuntary liquidation, dissolution or winding up. Additional issuance of preferred securities or other transactions could reduce the pro-rata assets available for distribution upon liquidation and the holders of our Series A Preferred Shares may not receive their full liquidation preference if there are not sufficient assets. In addition, issuance of additional preferred securities or other transactions could dilute voting rights of the holders of the Series A Preferred Shares with respect to certain matters that require votes or the consent of such holders.

If the Mergers are consummated, we may not be able to pay dividends or other distributions on our Series A Preferred Shares.

If the Mergers are consummated, there can be no guarantee that we will have sufficient cash to pay dividends on the Series A Preferred Shares. Payment of our dividends depends upon our earnings, our financial condition, maintenance of our REIT qualification and other factors as our Board may deem relevant from time to time. We cannot assure the holders of our Series A Preferred Shares that our business will generate sufficient cash flow from operations, or that future borrowings will be available to us in an amount sufficient to enable us to make distributions on our Series A Preferred Shares and on our common stock, to pay our indebtedness or to fund our other liquidity needs.

If the Mergers are consummated, our Series A Preferred Shares will be subject to interest rate risk.

If the Mergers are consummated, dividends payable on the Series A Preferred Shares will be subject to interest rate risk. Because dividends on our Series A Preferred Shares will be predetermined, our costs may increase upon maturity or redemption of the securities. This risk might require us to sell investments at a time when we would otherwise not do so, which could adversely affect our ability to generate cash flow.

We are not afforded the protection of Maryland law relating to business combinations.
Under Maryland law, "business combinations" between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the corporation's outstanding voting stock; or

•
an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then outstanding stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our Board. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter. Therefore, we will not be afforded the protections of this statute and, accordingly, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.
Our stockholders' investment return may be reduced if we are required to register as an investment company under the 1940 Act. If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2018, we owned 35 buildings located on 27 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
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
If stockholders do not agree with the decisions of our Board, they only have limited control over changes in our policies and operations and may not be able to change such policies and operations, except as provided for in our charter and under applicable law.
Our Board determines our major policies, including our policies regarding investments, operations, capitalization, financing, growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. Under the MGCL and our charter, our stockholders have a right to vote only on the following:
•the election or removal of directors;

•
amendment of our charter, except that our Board may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, to change our name, to change the name or other designation or the par value of any class or series of our shares and the aggregate par value of our shares, or to effect certain reverse stock splits, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

•our liquidation or dissolution; and

•	any merger, consolidation, conversion, statutory share exchange or sale or other disposition of substantially all of our assets.
All other matters are subject to the discretion of our Board. Therefore, our stockholders are limited in their ability to change our policies and operations.
Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter generally requires us to indemnify our directors, officers, employees and agents for actions taken by them in good faith and without negligence or misconduct or, in the care of independent directors, gross negligence or willful misconduct. Additionally, our charter limits the liability of our directors and officers for monetary damages subject to certain restrictions set forth under Maryland law or in our charter. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to stockholders.

Our Board may change any of our investment objectives, including our focus on single tenant business essential properties.
Our Board may change any of our investment objectives, including our focus on single tenant business essential properties. If stockholders do not agree with a decision of our Board to change any of our investment objectives, they only have limited control over such changes. Additionally, we cannot assure stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions at our current level to stockholders.
Our stockholders' interests in us will be diluted as we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our Board may increase the number of authorized shares of stock (currently 1,000,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Therefore, as we (1) sell shares in our offerings or sell additional shares in the future, including those issued pursuant to our DRP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors or

(5) issue shares of our common stock in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in our public offering will experience dilution of their equity investment in us. Because the limited partnership interests of our operating partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our operating partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Our Advisor may elect to receive the performance distribution in units of our operating partnership and may also elect to receive reimbursements of expenses in such units or in our Class I shares, which would dilute the percentage ownership interest of our other stockholders. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares.
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
As of December 31, 2018, our five largest tenants represented approximately 39.8% of net rent; therefore, we currently rely on these five tenants for a substantial amount of revenue and adverse effects to their business could negatively affect our performance.
As of December 31, 2018, our five largest tenants, based on net rental income, were Southern Company Services, located in Alabama (approximately 10.9%), American Express Travel Related Services Company, Inc., located in Arizona (approximately 7.5%), Amazon.com.dedc, LLC, located in Ohio (approximately 7.3%), Bank of America, N.A., located in California (approximately 7.2%), and Wyndham Worldwide Operations, located in New Jersey (approximately 6.9%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments which may have a substantial adverse effect on our financial performance.

A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2018, approximately 16.6%, 13.3%, 13.3%, and 12.5% of our net rent subsequent to December 31, 2018 was concentrated in the Consumer Services, Utilities, Capital Goods, and Technology Hardware & Equipment industries, respectively. Additionally, as of December 31, 2018, approximately 12.8%, 11.3%, 11.2%, 10.9%, and 10.6%, of our net rent subsequent to December 31, 2018 was concentrated in the states of Ohio, Illinois, California, Alabama, and New Jersey, respectively.
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
The tenant lease expirations by year based on net rent subsequent to December 31, 2018 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (1) (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2019 - 2021	$8,956	3	746,900	11.4%
2022	1,204	1	312,000	1.5
2023	6,913	2	658,600	8.8
2024	9,034	4	571,500	11.5
2025	7,557	5	728,800	9.6
2026	9,909	3	1,331,700	12.6
2027 and beyond	34,820	9	2,991,100	44.6
Total	$78,393	27	7,340,600	100.0%

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2018 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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
Risks Associated with Debt Financing

If we breach covenants under our current credit agreement with KeyBank and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date and materially adversely affect the value of our stockholders' investment in us.
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
In the past, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
As of December 31, 2018, we owned a fee simple interest in 27 properties, encompassing approximately 7.3 million rentable square feet. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of all our properties.

Revenue Concentration
The percentage of net rent for the 12-month period subsequent to December 31, 2018, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Ohio	$10,054	4	12.8%
Illinois	8,862	2	11.3
California	8,778	3	11.2
Alabama	8,519	1	10.9
New Jersey	8,278	2	10.6
Arizona	7,527	2	9.6
Nevada	6,943	2	8.9
Texas	4,176	1	5.3
Oregon	3,312	1	4.2
North Carolina	2,750	2	3.5
All Others (1)	9,194	7	11.7
Total	$78,393	27	100.0%

(1)	All others account for approximately 3.0% or less of total annualized net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to December 31, 2018, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Consumer Services	$13,031	4	16.6%
Utilities	10,462	2	13.3
Capital Goods	10,437	6	13.3
Technology Hardware & Equipment	9,821	3	12.5
Diversified Financials	5,863	1	7.5
Retailing	5,753	1	7.3
Banks	5,644	2	7.2
Energy	4,176	1	5.3
Consumer Durables and Apparel	3,312	1	4.2
Transportation	3,203	2	4.1
Pharmaceuticals, Biotechnology & Life Sciences	2,881	1	3.7
All Others (2)	3,810	3	5.0
Total	$78,393	27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	All others represent 3.5% or less of total net rent on an individual basis.
The percentage of net rent for the 12-month period subsequent to December 31, 2018, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
Southern Company Services, Inc.	$8,519	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.5
Amazon.com.dedc, LLC	5,753	7.3
Bank of America, N.A.	5,644	7.2
Wyndham Worldwide Operations	5,397	6.9
IGT	4,774	6.1
3M Company	4,544	5.8
Zebra Technologies Corporation	4,318	5.5
Wood Group Mustang, Inc.	4,176	5.3
Nike	3,312	4.2
Other (1)	26,093	33.3
Total	$78,393	100.0%

(1)	All others account for 4.0% or less of total net rent on an individual basis.

The tenant lease expirations by year based on net rent for the 12-month period subsequent to December 31, 2018 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2019 - 2021	$8,956	3	746,900	11.4%
2022	1,204	1	312,000	1.5
2023	6,913	2	658,600	8.8
2024	9,034	4	571,500	11.5
2025	7,557	5	728,800	9.6
2026	9,909	3	1,331,700	12.6
2027 and beyond	34,820	9	2,991,100	44.6
Total	$78,393	27	7,340,600	100.0%
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of March 11, 2019, we had approximately 227,686 of Class T shares, 280 of Class S shares, 19,319 of Class D shares, 807,373 of Class I shares, 25,785,133 of Class A shares, 49,874,287 of Class AA shares and 977,245 of Class AAA shares of common stock outstanding, including common stock issued pursuant to our DRP and stock distributions held by a total of approximately 16,000 stockholders of record. There is currently no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Additionally, we provide discounts in our Follow-On Offering for certain categories of purchasers, including based on volume discounts. Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.
NAV and NAV per Share Calculation
In our Follow-On Offering, we offered the New Shares with NAV-based pricing to the public. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV.
As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets is calculated for the purposes of determining our NAV per share, the calculation is done using the fair value methodologies detailed within the Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") under Topic 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry principles, there is no established practice among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.
Our NAV is calculated for the New Shares and our IPO Shares by ALPS Fund Services, Inc. (the "NAV Accountant"), a third-party firm approved by our Board, including a majority of our independent directors, after the end of each business day that the New York Stock Exchange is open for unrestricted trading. Our Board, including a majority of our independent directors, may replace our NAV Accountant with another party, including our Advisor, if it is deemed appropriate to do so.
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
Set forth below are the components of the daily NAV as of December 31, 2018 and September 30, 2018, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of December 31, 2018	As of September 30, 2018
Gross Real Estate Asset Value	$1,229,797	$1,225,400
Other Assets, net	7,131	11,567
Mortgage Debt	(490,055)	(490,055)
NAV	$746,873	$746,912

Total Shares Outstanding	77,669,752	77,620,432
NAV per share	$9.62	$9.62
Our independent valuation firm utilized a blend of the direct capitalization and discounted cash flow approach for 2 of the 27 properties in our portfolio and the discounted cash flow approach for the remaining 25 properties in our portfolio with a weighted average of approximately 9.3 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 27 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.25%	6.25%	5.36%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.25%	6.40%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	11.50%	7.14%

The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares:

	Share Classes
	Class T	Class S	Class D	Class I	IPO	OP Units	Total
NAV as of September 30, 2018	$2,186,326	$2,672	$184,665	$7,750,410	$735,402,166	$1,385,707	$746,911,946
Fund Level Changes to NAV
Realized/unrealized losses on net assets	33,223	40	2,809	117,672	11,169,582	20,947	11,344,273
Dividend Accrual	(25,907)	(32)	(2,546)	(111,538)	(10,648,972)	(19,932)	(10,808,927)
Class specific changes to NAV
Stockholder Servicing fees/distribution fees	(5,508)	(6)	(117)	—	(1,042,990)	(1,971)	(1,050,592)
NAV as of December 31, 2018 before share/unit sale/redemption activity	$2,188,134	$2,674	$184,811	$7,756,544	$734,879,786	$1,384,751	$746,396,700
Unit sale/redemption activity- Dollars
Amount sold	14,621	31	1,591	42,394	5,283,483	—	5,342,120
Amount redeemed	—	—	—	—	(4,865,417)	—	(4,865,417)
NAV as of December 31, 2018	$2,202,755	$2,705	$186,402	$7,798,938	$735,297,852	$1,384,751	$746,873,403
Shares/ units outstanding as of September 30, 2018	225,801	276	19,103	801,630	76,429,842	143,779	77,620,431
Shares/units sold	1,510	3	165	4,384	549,223	—	555,285
Shares/units redeemed	—	—	—	—	(505,964)	—	(505,964)
Shares/units outstanding as of December 31, 2018	227,311	279	19,268	806,014	76,473,101	143,779	77,669,752
NAV per share/unit as of September 30, 2018	$9.68	$9.68	$9.67	$9.67	$9.62
Change in NAV per share/unit	0.01	0.01	—	0.01	—
NAV per share/unit as of December 31, 2018	$9.69	$9.69	$9.67	$9.68	$9.62

Equity Compensation Plans
Information regarding our equity compensation plans and the securities authorized under the plans is included in Item 12 below.
Recent Sales of Unregistered Securities
During the year ended December 31, 2018, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
We had a share redemption program for holders of IPO Shares who held their shares for less than four years (“IPO SRP”), which enabled IPO stockholders to sell their shares back to us in limited circumstances. On June 4, 2018, our Board approved the termination of the IPO SRP, effective as of July 5, 2018.

In connection with the Follow-On Offering, our Board adopted the SRP for the New Shares (and IPO Shares that have been held for four years or longer). On June 4, 2018, our Board amended and restated the SRP to allow stockholders of our IPO Shares to utilize the SRP, effective as of July 5, 2018. Under the SRP, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of our common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, we will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of our shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. Our Board has the right to modify or suspend the SRP upon 30 days' notice at any time if it deems such action to be in our best interest. Any such modification or suspension will be communicated to stockholders through our filings with the SEC.
As of December 31, 2018, the quarterly cap was approximately $37.4 million and $4.9 million of common stock was reclassified from common stock to accrued expenses and other liabilities in the consolidated balance sheet as of December 31, 2018.
On December 12, 2018, in connection with the proposed Company Merger, our Board approved the temporary suspension of the SRP. Redemptions submitted for the fourth quarter of 2018 will be honored in accordance with the terms of the SRP, and the SRP was officially suspended as of January 19, 2019. The SRP shall remain suspended until such time, if any, as our Board may approve the resumption of the SRP.
During the three months ended December 31, 2018, we redeemed shares as follows:

For the Month Ended	Total Number of Shares Redeemed	Weighted Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2018	—	$—	—	(1)
November 30, 2018	—	$—	—	(1)
December 31, 2018	505,977	$9.62	505,977	(1)

(1)	A description of the maximum number of shares that may be purchased under our SRP is included in the narrative preceding this table.

During the year ended December 31, 2017, we redeemed 623,499 shares of common stock for approximately $5.7 million at a weighted average price per share of $9.21. During the year ended December 31, 2018, we redeemed 2,506,298 shares of common stock for approximately $23.8 million at a weighted average price per share of 9.48. Since our inception, we have honored all redemption requests and have redeemed a total of 3,297,239 shares of common stock for approximately $31.1 million at a weighted average price per share of $9.44.
For information regarding redemptions after December 31, 2018, please see Note 14, Subsequent Events to the consolidated financial statements contained in this report.
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

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K (dollars in thousands):

	Year Ended December 31,				For the Period from February 11, 2014 (Date of Initial Capitalization) through December 31,
	2018	2017	2016	2015	2014
Operating Data
Total revenue	$106,394	$107,381	$62,812	$25,149	$—
Income before other income and (expenses)	$16,876	$26,107	$4,264	$(11,653)	$(439)
Net (loss) income	$(3,287)	$11,119	$(6,107)	$(16,504)	$(495)
Net (loss) income attributable to common stockholders	$(3,281)	$11,116	$(6,104)	$(17,247)	$(437)
Net (loss) income attributable to common stockholders per share, basic and diluted (1)	$(0.04)	$0.15	$(0.12)	$(1.19)	$(0.86)
Distributions declared per common share	$0.55	$0.55	$0.55	$0.55	$0.26
Balance Sheet Data
Total assets	$1,137,335	$1,179,948	$1,184,475	$536,720	$10,588
Total liabilities	$583,470	$584,999	$613,090	$307,213	$1,057
Redeemable common stock	$37,357	$32,405	$16,930	$4,566	$51
Total stockholders’ equity	$515,326	$562,468	$554,371	$224,844	$9,341
Total equity	$516,508	$562,544	$554,455	$224,941	$9,480
Other Data
Net cash provided by (used in) operating activities	$40,955	$39,712	$16,444	$(2,935)	$54
Net cash used in investing activities	$(2,305)	$(87,207)	$(533,806)	$(486,148)	$(2,000)
Net cash (used in) provided by financing activities	$(43,173)	$29,984	$563,313	$500,522	$7,917

(1)	Amounts were retroactively adjusted to reflect stock dividends. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following “Management’s Discussion and Analysis of Financial Condition and Result of Operations” should be read in conjunction with the financial statements and the notes thereto contained in this report.
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation, was formed on November 20, 2013 under the MGCL and qualified as a REIT commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our Follow-On Offering to invest in these properties. We have no employees and are externally advised and managed by our Advisor. Our year end is December 31.
On September 20, 2017, we commenced a follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP. We reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively, and offered to the public New Shares of common stock with NAV based pricing in the primary portion of the Follow-On Offering. See Note 10, Related Party Transactions, for additional details on changes in fees to affiliates. The DRP offering included all seven of our share classes. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV. On August 16, 2018, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018. On December 12, 2018, we also temporarily suspended our DRP offering and our SRP. Beginning in January 2019, all distributions by us were paid in cash. The SRP was officially suspended as of January 19, 2019. We intend to recommence our SRP once the Mergers are completed. On February 15, 2019, our Board determined it was in the best interests to reinstate the DRP effective with the February distribution to be paid on or around

March 1, 2019. At this time, we intend to recommence our Follow-On Offering, if appropriate and at the appropriate time, once the Mergers are completed.
As of December 31, 2018, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12- months period subsequent to December 31, 2018 was approximately $78.4 million with approximately 75.8% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or, in management's belief, equivalent ratings. Our rentable square feet under lease as of December 31, 2018 was 100%, with a weighted average remaining lease term of 9.3 with a weighted average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition price of 43.7%.
On December 14, 2018, we entered into the Merger Agreement with GCEAR in connection with the Mergers. Under the terms of the Merger Agreement, each share of common stock of GCEAR issued and outstanding will be converted into the right to receive 1.04807 shares of our common stock. The Mergers are subject to customary closing conditions, including the receipt of approval of both our and GCEAR’s stockholders, thus, there is no guarantee that the Mergers will be consummated. See Part I, Item 1. and 1a., Business and Risk Factors, respectively, for additional details.
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
The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion of our significant accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements included in this report.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2018, we did not record any impairment charges related to our real estate assets or intangible assets.
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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Same Store Analysis
Comparison of the Years Ended December 31, 2018 and 2017
For the year ended December 31, 2018, our "Same Store" portfolio consisted of 25 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 25 properties for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$84,561	$87,407	$(2,846)	(3)%
Property expense recoveries	17,828	16,969	859	5%
Property operating expenses	7,232	6,592	640	10%
Property management fees to affiliates	1,764	1,748	16	1%
Property tax expense	9,529	9,591	(62)	(1)%
Depreciation and amortization	42,578	42,425	153	—%
Rental Income
The decrease in rental income was primarily related to an expiring rent reimbursement at one property.
Property Expense Recoveries
The increase in property expense recoveries for the year ended December 31, 2018 compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expenses
The increase in property operating expense of $0.6 million for the year ended December 31, 2018 compared to the same period a year ago is primarily the result of higher property expenses at one property due to adverse weather conditions and timing of repair and maintenance costs incurred during the current year.

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

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$38,879	$38,903	$(24)	—%
Property management fees to affiliates	778	779	(1)	—%
Property expense recoveries	9,220	8,633	587	7%
Property operating expenses	3,520	3,384	136	4%
Property tax expense	5,734	5,420	314	6%
Depreciation and amortization	21,496	21,547	(51)	—%
Property Expense Recoveries
The increase in property expense recoveries for the year ended December 31, 2017 was primarily related to an increase in recoverable operating expenses and property tax expenses incurred during 2017.
Property Tax Expense
The increase in property tax expense for the year ended December 31, 2017 was primarily related to a property tax reassessment.
Portfolio Analysis
Comparison of the Years Ended December 31, 2018 and 2017
As of December 31, 2017 and 2018, we owned 27 properties. The variances as it relates to advisory fees, performance distribution allocation expenses and asset management fees from our results of operations for the year ended December 31, 2018 compared to the same period in the prior year are primarily a result of our Advisor's new management compensation structure related to our Follow-On Offering with a daily NAV structure.

The following table provides summary information about our results of operations for the year ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2018	2017
Rental income	$87,789	$89,797	$(2,008)	(2)%
Property expense recoveries	18,605	17,584	1,021	6%
Property operating expense	7,382	6,724	658	10%
Property tax expense	10,120	10,049	71	1%
Property management fees to affiliates	1,832	1,799	33	2%
Asset management fees to affiliates	—	8,027	(8,027)	(100)%
Advisory fees to affiliates	9,316	2,550	6,766	265%
Performance distributions to affiliates	7,783	2,394	5,389	225%
Acquisition fees and expenses to non-affiliates	1,938	—	1,938	100%
General and administrative expenses	3,471	3,445	26	1%
Corporate operating expenses to affiliates	3,011	2,336	675	29%
Depreciation and amortization	44,665	43,950	715	2%
Interest expense	20,375	15,519	4,856	31%
Property Expense Recoveries
The increase in property expense recoveries of approximately $1.0 million for the year ended December 31, 2018 compared to the same period a year ago is primarily the result of higher operating expenses and a prior year common area maintenance reconciliation.
Property Operating Expenses
The increase in property operating expense of $0.7 million for the year ended December 31, 2018 compared to the same period a year ago is primarily the result of higher property expenses at one property due to adverse weather conditions and timing of repair and maintenance costs incurred during the current year.
Acquisition Fees and Expenses to Non-Affiliates
The increase in acquisition fees and expenses to non-affiliates of $1.9 million for the year ended December 31, 2018 compared to the same period a year ago is primarily the result of costs related to the Company Merger.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the year ended December 31, 2018 increased by approximately $0.7 million compared to the same period a year ago primarily as a result of an increase in allocated personnel costs by our Advisor.
Interest Expense
The increase in interest expense for the year ended December 31, 2018 was primarily related to (1) approximately $7.4 million related to the execution of the BofA/KeyBank loan during the current year; (2) approximately $2.0 million related to the execution of the term loan in the current year; offset by (3) a $4.0 million decrease due to the paydown of principal balance of the Revolving Credit Facility; and (4) approximately $0.9 million as a result of favorable swap positions in the current period.

Comparison of the Years Ended December 31, 2017 and 2016
We owned 27 properties as of December 31, 2017. The variance differences from our results of operations for the year ended December 31, 2017 compared to the same period in the prior year, is primarily a result of current year activity including rental income and property expenses for prior year acquisitions and activity for acquisitions subsequent to December 31, 2016.
The following table provides summary information about our results of operations for the year ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2017	2016
Rental income	$89,797	$51,403	$38,394	75%
Property expense recoveries	17,584	11,409	6,175	54%
Property operating expense	6,724	4,428	2,296	52%
Property tax expense	10,049	7,046	3,003	43%
Property management fees to affiliates	1,799	1,052	747	71%
Asset management fees to affiliates	8,027	6,413	1,614	25%
Advisory fees to affiliates	2,550	—	2,550	100%
Performance distribution allocation to affiliates	2,394	—	2,394	100%
Acquisition fees and expenses to non-affiliates	—	1,113	(1,113)	(100)%
Acquisition fees and expenses to affiliates	—	6,176	(6,176)	(100)%
General and administrative expenses	3,445	2,804	641	23%
Corporate operating expenses to affiliates	2,336	1,622	714	44%
Depreciation and amortization	43,950	27,894	16,056	58%
Interest expense	15,519	10,384	5,135	49%
Asset Management Fees to Affiliates
The increase in asset and property management fees to affiliates for the year ended December 31, 2017 was primarily the result of portfolio growth during 2016 and 2017, offset by changes in the management fee structure attributed to the Follow-On Offering with a daily NAV structure.
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

General and Administrative Expenses and Corporate Operating Expenses to Affiliates
The total increase in general and administrative expenses and corporate operating expenses to affiliates for the year ended December 31, 2017 compared to the same period a year ago was approximately $1.4 million. The increase was related to: (1) the issuance of restricted stock to our independent directors, which contributed approximately $0.3 million; (2) approximately $0.4 million of professional fees; and (3) approximately $0.6 million in corporate payroll due to an increase in headcount.
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
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as FFO. FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. We previously used Modified Funds from Operations (as defined by the Institute for Portfolio Alternatives) as a non-GAAP measure of operating performance. Management elected to replace the Modified Funds from Operations measure with AFFO as management believes AFFO provides investors with an operating performance measure that is consistent with the performance models and analysis used by management, including the addition of non-cash performance distributions not defined in the calculation of MFFO. In addition, AFFO is a measure used among our peer group, which includes daily NAV REITs. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.

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

•
Performance distribution allocation. Our Advisor holds a special limited partnership interest in our Operating Partnership that entitles it to receive a special distribution from our Operating Partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up. At the election of the advisor, the performance distribution allocation may be paid in cash or Class I units in our Operating Partnership. We believe that the distribution, to the extent it is paid in cash, is appropriately included as a component of corporate operating expenses to affiliates and therefore included in FFO and AFFO. If, however, the special distribution is paid in Class I units, management believes the distribution would be excluded from AFFO to more appropriately reflect the on-going portfolio performance and our ability to sustain the current distribution level.

•
Dead deal costs. As part of investing in income-producing real property, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs for transactions that fail to close, which in accordance with GAAP, are expensed and are included in the determination of income (loss) from operations and net income (loss). Similar to acquisition-related costs (see above), management believes that excluding these costs from AFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management.

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

Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2018, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(3,287)	$11,119	$(6,107)
Adjustments:
Depreciation of building and improvements	20,466	20,194	11,630
Amortization of leasing costs and intangibles	24,199	23,756	16,264
FFO	$41,378	$55,069	$21,787
Distributions to noncontrolling interests	(70)	(11)	(11)
FFO, net of noncontrolling interest distributions	$41,308	$55,058	$21,776
Reconciliation of FFO to AFFO
FFO, net of noncontrolling interest distributions	$41,308	$55,058	$21,776
Adjustments:
Acquisition fees and expenses to non-affiliates	1,938	—	1,113
Acquisition fees and expenses to affiliates	—	—	6,176
Revenues in excess of cash received, net	(5,882)	(10,528)	(3,699)
Amortization of below market rent, net	(4,695)	(4,573)	(3,592)
Unrealized loss (gain) on derivatives	77	83	(155)
Loss on extinguishment of debt - write-off of deferred financing costs	—	—	377
Performance distribution adjustment	3,904	1,197	—
Dead deal costs	316	—	—
AFFO	$36,966	$41,237	$21,996
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
On August 16, 2018, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018. On December 12, 2018, we also temporarily suspended our DRP offering and our SRP. Beginning in January 2019, all distributions by us were paid in cash. The SRP was officially suspended as of January 19, 2019. We intend to recommence our SRP once the Mergers are completed. On February 15, 2019, our Board determined it was in the best interests to reinstate the DRP effective with the February distribution to be paid on or around March 1, 2019. At this time, we intend to recommence our Follow-On Offering, if appropriate and at the appropriate time, once the Mergers are completed.
The following table summarizes shares issued and gross proceeds received for each share class as of December 31, 2018 (dollars in thousands):

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$2,245	$3	$182	$7,538	$240,780	$474,858	$8,381	$733,987
Gross proceeds from DRP	$26	$—	$3	$187	$26,535	$34,656	$545	$61,952
Shares issued in primary portion of offerings	224,647	264	18,921	786,573	24,199,764	47,562,870	901,225	73,694,264
DRP shares issued	2,664	15	347	19,441	2,794,547	3,650,017	57,433	6,524,464
Stock distribution shares issued	—	—	—	—	263,642	300,166	4,677	568,485
Restricted stock units issued	—	—	—	—	—	—	36,000	36,000
Total shares issued prior to redemptions	227,311	279	19,268	806,014	27,257,953	51,513,053	999,335	80,823,213
In order to maintain a reasonable level of liquidity for redemptions of our shares, shares are not eligible for redemption for the first year after purchase except upon death or qualifying disability of a stockholder; provided, however, shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, our SRP generally imposes a quarterly cap on aggregate redemptions of our shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter.
Should redemption requests, in the business judgment of our Board, place an undue burden on our liquidity, adversely affect our operations or risk having an adverse impact on us as a whole, or should we otherwise determine that investing our liquid assets in real properties or other illiquid investments rather than redeeming our shares is in the best interests of us as a whole, we may choose to redeem fewer shares in any particular quarter than have been requested to be redeemed, or none at all. Further, our Board may modify, suspend or terminate our SRP if it deems such action to be in our best interest. Material modifications, including any amendment to the 5% quarterly limitation on redemptions, to and suspensions of the SRP will be promptly disclosed to stockholders in a prospectus supplement (or post-effective amendment if required by the Securities Act) or special or periodic reports filed by us.
Amended and Restated Credit Agreement
On June 28, 2018, we, through our Operating Partnership, entered into an amended and restated credit agreement (the "Amended and Restated Credit Agreement") related to a revolving credit facility and a term loan (collectively, the "Unsecured Credit Facility") with a syndicate of lenders, under which KeyBank serves as administrative agent, and various notes related thereto. In addition, we entered into a guaranty agreement.

Pursuant to the Amended and Restated Credit Agreement, we were provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of up to $550.0 million and a term loan (the "Term Loan") in an initial commitment amount of up to $200.0 million, which commitments may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loan in such amounts as the Operating Partnership and KeyBank may determine.The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.

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

The Unsecured Credit Facility has an interest rate calculated based on London Interbank Offered Rate ("LIBOR") plus the applicable LIBOR margin, as provided in the Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the Operating Partnership, us, and our Company's subsidiaries, as disclosed in the periodic compliance certificate provided to the administrative agent each quarter. If the Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services or Moody's Investors Service, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating. As of December 31, 2018 the LIBOR was 2.35%.

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

As of December 31, 2018, we were in compliance with all applicable covenants. As of December 31, 2018, the remaining capacity pursuant to the Revolving Credit Facility was $221.1 million.
BofA/KeyBank Loan
On April 27, 2018, we, through four special purpose entities owned by our Operating Partnership, entered into the Loan Agreement with Bank of America, N.A. and KeyBank (the "BofA/KeyBank Loan"), in which we borrowed $250.0 million. The BofA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on four properties. The BofA/KeyBank Loan has a term of 10 years, maturing on May 1, 2028. The BofA/KeyBank Loan bears interest at a rate of 4.32%. The BofA/KeyBank Loan requires monthly payments of interest only.
As of December 31, 2018, there was approximately $250.0 million outstanding pursuant to the BoA/KeyBank Loan.
As of December 31, 2018, we were in compliance with all applicable covenants.

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
As of December 31, 2018, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
As of December 31, 2018, we were in compliance with all applicable covenants.
Derivative Instruments
As discussed in Note 5, Interest Rate Contracts, to the consolidated financial statements, on February 25, 2016, we entered into an interest rate swap agreement to hedge the variable cash flows associated with the existing LIBOR-based variable-rate debt on our Revolving Credit Facility. The interest rate swap is effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
Effective as of November 1, 2017, the GCEAR Operating Partnership novated a $100.0 million interest rate swap agreement with an expiration date of June 1, 2018 to our Operating Partnership. We paid approximately nine thousand dollars, which approximated fair value.
On April 30, 2018, we settled the $100.0 million cash flow hedge contract purchased from the GCEAR Operating Partnership, which resulted in us receiving a net settlement of approximately $0.1 million.
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
As of December 31, 2018, all of our interest rate swap agreements have matured.
The following table sets forth a summary of the interest rate swaps at December 31, 2018 and December 31, 2017 (dollars in thousands):

				Fair value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2018	December 31, 2017	December 31, 2018	December 31, 2017
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$—	$967	$—	$100,000
Interest Rate Swap	11/1/2017	4/30/2018	1.50%	—	65	—	100,000
Total				$—	$1,032	$—	$200,000

(1)
We record all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2018, all our derivatives have matured.

(2)	Represents the notional amount of our swaps that was effective as of the balance sheet date of December 31, 2018 and December 31, 2017.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2018 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1) (2)	$490,055	$—	$2,178	$4,637	$483,240
Interest on outstanding debt obligations (3)	159,295	20,483	41,068	39,592	58,152
Total	$649,350	$20,483	$43,246	$44,229	$541,392

(1)	Amount relates to principal payments for the outstanding balance on the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at December 31, 2018.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at December 31, 2018. Projected interest payments are based on the interest rate in effect at December 31, 2018.

Other Potential Future Sources of Capital
Potential future sources of capital include proceeds from our public or private offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our properties and undistributed funds from operations. In connection with the Mergers, we expect to enter into a larger unsecured credit facility. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our public offerings and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
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
Our cash, cash equivalents and restricted cash balances decreased by approximately $4.5 million during the year ended December 31, 2018 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash provided by operating activities for the year ended December 31, 2018 increased to $41.0 million compared to cash provided by operating activities of approximately $39.7 million for the year ended December 31, 2017. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2018 decreased by $1.1 million to $33.6 million, compared to approximately $34.7 million for the year ended December 31, 2017.
Investing Activities. During the year ended December 31, 2018, we used $2.3 million in cash for investing activities compared to $87.2 million used during the same period in 2017. The $84.9 million decrease in cash utilization in investing activities is primarily related to the following:

•	$44.2 million decrease in cash used to acquire properties as a result of no acquisitions for the year ended December 31, 2018 versus two acquisitions in 2017; and

•	$40.6 million decrease in restricted reserves primarily as a result of payments of tenant improvement disbursements in the prior period.
Financing Activities. During the year ended December 31, 2018, we used $43.2 million in financing activities compared to $30.0 million generated during the same period in 2017, a decrease in cash provided by financing activities of $73.2 million which is comprised primarily of the following:

•
$24.3 million decrease in cash provided from borrowings from the Revolving Credit Facility due to the acquisition of the MISO property in May 2017 and a tenant improvement disbursement for the Southern Company property in December 2017;

•
$357.7 million increase in cash used for principal repayments of the Revolving Credit Facility in the current year provided by the proceeds of the BofA/KeyBank Loan and Term Loan borrowings in the current year;

•	$28.0 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs due to the closing of the primary portion of our IPO during the first quarter of 2017;

•	$6.6 million increase in cash used in deferred financing costs related to the BofA/KeyBank Loan in the current year; and

•	$19.5 million increase in cash used for payments of distributions and repurchases of common stock due to an increase in number of shareholders; offset by

•	$250.0 million increase in proceeds from borrowings on the BofA/KeyBank Loan. $249.8 million of the proceeds provided by the loan was used to pay down a portion of our Revolving Credit Facility; and

•	$113.0 million increase in proceeds from borrowings on the Term Loan. $107.9 million of the proceeds provided by the Term Loan was used to pay down a portion of our Revolving Credit Facility.
Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our Board. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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

Distributions may be funded with operating cash flow, offering proceeds, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the years ended December 31, 2018 and 2017, excluding stock distributions (dollars in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017
Distributions paid in cash — noncontrolling interests	$65			$11
Distributions paid in cash — common stockholders	20,753			19,232
Distributions of DRP	19,998			22,208
Total distributions	$40,816	(1)		$41,451
Source of distributions (2)
Paid from cash flows provided by operations	$20,818		51%	$19,243	46%
Offering proceeds from issuance of common stock	—		0%	—	0%
Offering proceeds from issuance of common stock pursuant to the DRP	19,998		49%	22,208	54%
Total sources	$40,816	(3)	100%	$41,451	100%
Net cash provided by operating activities	$40,955			$39,712

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of December 31, 2018 were approximately $3.6 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2018, we paid and declared distributions of approximately $42.7 million to common stockholders including shares issued pursuant to the DRP and approximately $0.07 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the year ended December 31, 2018 of approximately $41.3 million and $37.0 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through December 31, 2018, we paid approximately $116.6 million of cumulative distributions, including approximately $62.0 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $41.0 million.
Off-Balance Sheet Arrangements
As of December 31, 2018, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
As of December 31, 2018, our debt consisted of approximately $377.0 million in fixed rate debt and approximately $113.1 million in variable rate debt (excluding deferred financing costs of approximately $8.1 million). As of December 31,

2017, our debt consisted of approximately $327.0 million in fixed rate debt (including the interest rate swap) and approximately $157.8 million in variable rate debt (excluding deferred financing costs of approximately $2.9 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable rate debt, which currently consists of our Revolving Credit Facility, after considering the effect of our interest rate swap agreement would decrease our future earnings and cash flows by approximately $1.1 million annually.
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

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

(a)    During the quarter ended December 31, 2018, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)    During the quarter ended December 31, 2018, there were no material changes to the procedures by which security holders may recommend nominees to our Board.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information Concerning the Executive Officers and Directors
Included below is certain information regarding our executive officers and directors. All of our directors, including our three independent directors, have been reelected at the 2018 annual meeting of stockholders. All of our executive officers serve at the pleasure of our Board. Our executive officers are elected annually by our Board and serve at the discretion of our Board. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Exchange Act.

Name	Age	Position(s)	Period with Company
Kevin A. Shields	60	Chairman of the Board of Directors and Chief Executive Officer	11/2013 - present
Michael J. Escalante	58	Director and President	11/2013 - present
Javier F. Bitar	57	Chief Financial Officer and Treasurer	6/2016 - present
David C. Rupert	62	Executive Vice President	11/2013 - present
Mary P. Higgins	59	Vice President and General Counsel	11/2013 - present
Howard S. Hirsch	53	Vice President and Secretary	6/2014 - present
Don G. Pescara	55	Vice President - Acquisitions	11/2013 - present
Julie A. Treinen	59	Vice President - Asset Management	11/2013 - present
Samuel Tang	58	Independent Director	2/2015 - present
J. Grayson Sanders	78	Independent Director	3/2016 - present
Kathleen S. Briscoe	59	Independent Director	3/2016 - present

Kevin A. Shields, our Chief Executive Officer and the Chairman of our Board, has been an officer and director since our formation. Mr. Shields is also the Chairman, Chief Executive Officer and sole director of GCC, which he founded in 1995 and which indirectly owns our dealer manager. Mr. Shields has been the Chief Executive Officer of our Advisor since its formation in November 2013, and served as the Chief Executive Officer of our dealer manager until June 2017. Mr. Shields also currently serves as Chairman of the Board and as Executive Chairman of GCEAR. Prior to December 14, 2018, Mr. Shields served as Chief Executive Officer of GCEAR, a position he had held since August 2008. Mr. Shields serves as President and trustee of Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”), positions he has held since November 2013; and as President and trustee of Griffin Institutional Access Credit Fund (“GIA Credit Fund”), positions he has held since January 2017. He also serves as a non-voting special observer of the board of directors of Griffin-American Healthcare REIT III, Inc. (“GAHR III”), and Griffin-American Healthcare REIT IV, Inc. (“GAHR IV”), both of which are public non-traded REITs co-sponsored by GCC, and as a member of the investment committee of the advisor of GAHR III. Before founding GCC, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc. in Los Angeles and a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. Over the course of his 30-year real estate and investment-banking career, Mr. Shields has structured and closed over 200 transactions totaling in excess of $8 billion of real estate acquisitions, financings and dispositions. Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is a licensed securities professional holding Series 7, 63, 24 and 27 licenses, and an inactive member of the California Bar. Mr. Shields is a full member of the Urban Land Institute and frequent guest lecturer at the Haas Graduate School of Business. Mr. Shields is also a member of the Policy Advisory Board for the Fisher Center for Real Estate at the Haas School of Business, the Chair Emeritus of the Board of Directors for the Institute for Portfolio Alternatives and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
We believe that Mr. Shields’ active participation in the management of our operations and his extensive experience in the real estate and real estate financing industries support his appointment to our Board.
Michael J. Escalante is our President, and has held this position since our formation. Mr. Escalante has been a member of our Board since February 2015. Mr. Escalante has also served as President of our advisor since its initial formation and served as GCC’s Chief Investment Officer from June 2006 until December 2018. Mr. Escalante currently serves as Chief Executive Officer (since December 14, 2018) and President of GCEAR, a position he has held since June 2015. Prior to his appointment as Chief Executive Officer, he served as Chief Investment Officer of GCEAR, a position he had held since August 2008. He also serves as a member of the investment committee of the respective advisors of GAHR III, GAHR IV and GIA Real Estate Fund. With more than 30 years of real estate related investment experience, he has been responsible for completing in excess of $8.2 billion of commercial real estate transactions throughout the United States. Prior to joining GCC in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served at Trizec Properties, Inc., one of the largest publicly-traded U.S. office REITs, with his final position being Executive Vice President - Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the firm’s Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international investment advisor. Mr. Escalante holds an M.B.A. from the University of California, Los Angeles, and a B.S. in Commerce from Santa Clara University. Mr. Escalante is a full member of the Urban Land Institute and active in many civic organizations.
We believe that Mr. Escalante’s broad experience in the real estate industry and his years of service at our GCC and its affiliates support his appointment to our Board.
Javier F. Bitar is our Chief Financial Officer and Treasurer, and has served in that capacity since June 2016. Mr. Bitar also currently serves as Chief Financial Officer and Treasurer of GCEAR, positions he has held since June 2016. Mr. Bitar has over 33 years of commercial real estate related accounting and financial experience, including over 20 years of senior management-level experience. Mr. Bitar has been involved in over $11 billion of real estate transactions. Prior to joining us, from July 2014 to May 2016, Mr. Bitar served as the Chief Financial Officer of New Pacific Realty Corporation, a real estate investment and development company. From January 2014 to July 2014, Mr. Bitar served as the Proprietor of JB Realty Advisors, a real estate consulting and advisory company. From July 2008 to December 2013, Mr. Bitar served as the Chief Operating Officer of Maguire Investments, where he was responsible for overseeing operating and financial matters for the company’s real estate investment and development portfolio. Mr. Bitar also served as Senior Investment Officer at Maguire Properties, Inc. from 2003 to 2008 and as Partner and Senior Financial Officer at Maguire Partners from 1987 to 2003. Mr. Bitar graduated Magna Cum Laude from California State University, Los Angeles, with a Bachelor of Business Administration degree and is a Certified Public Accountant in the State of California.
David C. Rupert has been our Executive Vice President since our initial formation. Mr. Rupert also serves as Executive Vice President of our advisor, a position he has held since our advisor’s initial formation. In addition, Mr. Rupert served as Executive Vice President of GCEAR from June 2015 to December 2018; and currently serves as President of GCC, having re-joined GCC in September 2010. Mr. Rupert previously served as President of GCEAR from July 2012 through June 2015. Mr. Rupert’s 35 years of commercial real estate and finance experience includes over $9 billion of transactions executed on four continents: North America, Europe, Asia and Australia. From July 2009 to August 2010, Mr. Rupert co-headed an opportunistic hotel fund in partnership with The Olympia Companies, a hotel owner-operator with more than 800 employees, headquartered in Portland, Maine. From March 2008 through June 2009 Mr. Rupert was a partner in a private equity firm focused on Eastern Europe, in particular extended stay hotel and multifamily residential development, and large-scale agribusiness in Ukraine. Mr. Rupert previously served as Chief Operating Officer of GCC from August 1999 through February 2008. From 1999 to 2000, Mr. Rupert served as President of CB5, a real estate and restaurant development company that worked closely with the W Hotel division of Starwood Hotels. From 1997 to 1998 Mr. Rupert provided consulting services in the U.S. and UK to Lowe Enterprises, a Los Angeles-headquartered institutional real estate management firm. From 1986 to 1996, Mr. Rupert was employed at Salomon Brothers in New York, where he served in various capacities, including the head of REIT underwriting, and provided advice, raised debt and equity capital and provided brokerage and other services for leading public and private real estate institutions and entrepreneurs. Since 1984, Mr. Rupert has served on the Advisory Board to Cornell University’s Endowment for Real Estate Investments, and in August 2010 Mr. Rupert was appointed Co-Chairman of that Advisory Board. For more than 15 years, Mr. Rupert has lectured in graduate-

level real estate and real estate finance courses in Cornell’s masters-level Program in Real Estate, where he is a founding Board Member. Mr. Rupert received his B.A. degree from Cornell in 1979 and his M.B.A. from Harvard in 1986.
Mary P. Higgins is our Vice President and our General Counsel, and has held these positions since our formation. Ms. Higgins is also the Vice President, General Counsel and Secretary of our advisor and GCC. From our inception through June 2014, Ms. Higgins served as our Secretary. Ms. Higgins previously served as Vice President, General Counsel and Secretary of GCEAR from August 2008 to December 2018. Prior to joining GCC in August 2004, Ms. Higgins was a partner at the law firm of Wildman, Harrold, Allen & Dixon LLP in Chicago, Illinois. Ms. Higgins has been GCC’s primary real estate transaction counsel for more than 10 years and has worked together with GCC’s principals on nearly all of their acquisition, due diligence, leasing, financing and disposition activities during that time period. Ms. Higgins has over 20 years of experience representing both public and private real estate owners, tenants and investors in commercial real estate matters, including development, leasing, acquisitions, dispositions, and securitized and non-securitized financings. Representative transactions include sales and dispositions of regional malls, including some of the premier regional malls in the nation; sale of a golf course in an UPREIT structure; a $38 million credit tenant loan transaction; acquisition of various Florida office properties for a $150 million office property equity fund; representation of the ground lessor in a subordinated tenant development ground lease and a $350 million property roll up. Ms. Higgins additionally has extensive commercial leasing experience. Ms. Higgins earned her undergraduate degree in Law Firm Administration from Mallinckrodt College (now part of Loyola University) and her J.D. degree from DePaul University College of Law, both of which are located in Illinois.
Howard S. Hirsch is our Vice President and Secretary, and has held these positions since June 2014. Mr. Hirsch previously served as Vice President and General Counsel - Securities of GCC from June 2014 to December 2018. Mr. Hirsch serves as Vice President and Secretary of our advisor, positions he has held since November 2014. In addition, Mr. Hirsch serves as Chief Legal Officer and Secretary of GCEAR, positions he has held since December 2018. He previously served as Vice President and Assistant Secretary of GCEAR from January 2015 to December 2018. He also serves as Vice President and Assistant Secretary of GIA Real Estate Fund, positions he has held since January 2015; and as Vice President and Assistant Secretary of GIA Credit Fund, positions he has held since January 2017. He also serves as a member of the investment committee of the advisor of GIA Credit Fund. Prior to joining GCC in June 2014, Mr. Hirsch was a shareholder at the law firm of Baker, Donelson, Bearman, Caldwell & Berkowitz, PC in Atlanta, Georgia. From July 2007 through the time he joined Baker Donelson in April 2009, Mr. Hirsch was counsel at the law firm of Bryan Cave LLP in Atlanta, Georgia. Prior to joining Bryan Cave LLP, Mr. Hirsch was a partner at the law firm of Holland and Knight LLP. Mr. Hirsch has approximately 20 years of experience in public securities offerings, SEC reporting, corporate and securities compliance matters, and private placements. He previously handled securities, transactional and general corporate matters for various publicly-traded and non-traded REITs. Mr. Hirsch’s experience also includes registrations under the Securities Act and the 1940 Act, reporting under the Exchange Act, and advising boards of directors and the various committees of public companies. He has counseled public companies on corporate governance best practices and compliance matters, and has represented issuers on SEC, Financial Industry Regulatory Authority, Inc. (“FINRA”), and “Blue Sky” regulatory matters in connection with registrations of public offerings of non-traded REITs and real estate partnerships. He also has experience representing broker dealers on various FINRA compliance matters. Mr. Hirsch earned his B.S. degree from Indiana University and his J.D. degree from The John Marshall Law School in Chicago, Illinois.
Don G. Pescara is our Vice President - Acquisitions, and has held that position since our formation. Mr. Pescara has also served as Vice President - Acquisitions for GCEAR since August 2008. Mr. Pescara is responsible for our sponsor’s activities in the Midwestern U.S. and is based in the firm’s Chicago office. Prior to joining GCC in January 1997, Mr. Pescara was a Director at Cohen Financial in the Capital Markets Unit, responsible for all types of real estate financing including private placements of both debt and equity, asset dispositions, and acquisitions on behalf of Cohen’s merchant banking group. Prior to joining Cohen, Mr. Pescara was a Director at CB Commercial Mortgage Banking Group. During his more than 25-year career, Mr. Pescara has been responsible for many innovative financing programs, including structuring corporate sale/leaseback transactions utilizing synthetic and structured lease bond financing. Formerly Co-Chairman of the Asian Real Estate Association, Mr. Pescara was responsible for creating a forum for idea exchange between Pacific Rim realty investors and their United States counterparts. An active member of the Urban Land Institute, Mortgage Bankers Association and the International Council of Shopping Centers, Mr. Pescara is a graduate of the University of Illinois at Urbana-Champaign with a B.A. in Economics and a minor in Finance and is a licensed Illinois Real Estate Broker.

Julie A. Treinen is our Vice President - Asset Management, and has held that position since our formation. Ms. Treinen also currently serves as Vice President - Asset Management for GCEAR, a position she has held since August 2008. Before joining GCC in September 2004, Ms. Treinen was a Vice President at Cornerstone Real Estate Advisers, Inc., a Hartford-based, SEC-registered real estate investment and advisory firm with $4.6 billion of assets under management. During her five years at Cornerstone, Ms. Treinen managed the acquisition diligence of approximately 1.2 million square feet of existing assets totaling $238 million, the development of five apartment joint venture projects totaling $152 million, and the disposition of five properties totaling $125 million. Ms. Treinen was also the senior asset manager for a $400 million portfolio of office, industrial and apartment investments. Prior to joining Cornerstone, from 1996 to 1999, Ms. Treinen was Director, Field Production at Northwestern Mutual Life in Newport Beach where she initiated, negotiated, and closed three development projects totaling over $100 million and three mortgage originations totaling over $100 million, and acquired four existing assets totaling over $50 million. Prior to joining Northwestern, from 1989 to 1996, Ms. Treinen was a Vice President at Prudential Realty Group in Los Angeles. Over the course of her seven-year tenure at Prudential, Ms. Treinen originated over $235 million in new commercial mortgage loans, structured and negotiated problem loan workouts, note sale and foreclosures totaling over $140 million and managed a portfolio of office, industrial and apartment investments totaling approximately $500 million. Prior to joining the real estate industry, Ms. Treinen spent several years in finance and as a certified public accountant. Ms. Treinen holds an M.B.A. degree from the University of California at Berkeley and a B.A. degree in Economics from the University of California at Los Angeles.
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
We believe that Mr. Tang’s extensive experience in the private equity and real estate industries support his appointment to our Board.
J. Grayson Sanders is one of our independent directors and is the chairperson of our compensation committee and a member of our audit committee and nominating and corporate governance committee. He has been one of our independent directors since March 2016. Mr. Sanders also serves as an independent director on the board of directors of GAHR III, a position he has held since February 2014. Since March 2013, Mr. Sanders has served as the Co-Founder, President and Chief Investment Officer of PREDEX Capital Management, a registered investment adviser. Mr. Sanders has also served as the Co-Founder and Chief Executive Officer of Mission Realty Advisors, the majority owner of PREDEX Capital Management and provider of advisory and equity capital raising services to institutional quality real estate operators, since February 2011. From March 2009 to March 2010, Mr. Sanders served as Chief Executive Officer of Steadfast Capital Markets Group, where he managed the development and registration of Steadfast Income REIT, a non-traded REIT, and oversaw the development of that company’s FINRA registered managing broker-dealer. From November 2004 to March 2009, Mr. Sanders served as President of CNL Fund Advisors Company in Orlando, where he created and managed a global REIT mutual fund, and served as President of CNL Capital Markets, which focused on wholesale distribution of non-traded REITs and private placements plus ongoing servicing of thousands of investors. Prior to joining CNL, Mr. Sanders served from 2000 to 2004 as a Managing Director with AIG Global Real Estate Investment Corp. in New York, where he managed product development and capital formation for several international real estate funds for large institutional investors investing in Europe, Asia and Mexico. From 1997 to 2000, Mr. Sanders was the Executive Managing Director for CB Richard Ellis Investors where he was involved in product development and placement with institutional investors. From 1991 to 1996, Mr. Sanders served as the

Director of Real Estate Investments for Ameritech Pension Trust, where he managed a $1.5 billion real estate portfolio within the $13 billion defined benefit plan. Mr. Sanders has also previously served on the board of directors of both the Pension Real Estate Association and the National Association of Real Estate Investment Trusts, where he was Co-Chairman of its Institutional Investor Committee. He has also served on the board of directors of several non-profits. Mr. Sanders has been a frequent speaker at trade association events and other forums over his entire career. Mr. Sanders received a B.A. in History from the University of Virginia and an M.B.A. from Stanford Business School. He attended Officer Candidate School and served for over four years in the Navy, attaining the rank of Lieutenant.
We believe that Mr. Sanders’ decades of experience in the real estate industry, including as a director of a non-traded REIT, and his significant experience raising equity capital support his appointment to our Board.
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
We believe Ms. Briscoe’s years of experience in real estate investing and investment management experience, as well as her background in the commercial real estate industry generally, support her appointment to our Board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires each director, officer, and individual beneficially owning more than 10% of a registered security (collectively, the "Reporting Persons") to file with the SEC, within specified time frames, initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5). Reporting Persons are required to furnish us with copies of all Section 16(a) forms filed with the SEC. Based solely on a review of the copies of such forms furnished to us during and with respect to the fiscal year ended December 31, 2018 or written representations that no additional forms were required, to the best of our knowledge, all Reporting Persons complied with the applicable requirements of Section 16(a) of the Exchange Act. There are no known failures to file a required Form 3, Form 4 or Form 5.

Code of Ethics
Our Board adopted a Code of Ethics and Business Conduct on July 21, 2014, which was amended and restated on November 2, 2016 (the “Code of Ethics”) and which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer, our directors, and employees and officers of our advisor and its affiliates, who perform material functions for us. We make sure that each individual subject to the Code of Ethics acknowledges reviewing and receipt thereof. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5) accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Corporate Governance” section of our website, www.griffincapital.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.
Director Nominations
During the year ended December 31, 2018, we made no material changes to the procedures by which stockholders may recommend nominees to our board of directors, as described in our most recent proxy statement.
Audit Committee
Our Board has an audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls and facilitates open communication among the audit committee, the Board, outside auditors and management. Our audit committee adopted a charter on July 21, 2014, which was most recently amended and restated on March 2, 2016 (the “Audit Committee Charter”), and was ratified by our Board. A copy of our Audit Committee Charter is available in the “Corporate Governance” section of our website, www.griffincapital.com. The audit committee assists our Board by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; (5) considering the range of audit and non-audit fees; and (6) reviewing the adequacy of our internal accounting controls. The audit committee fulfills these responsibilities primarily by carrying out the activities enumerated in the Audit Committee Charter and in accordance with current laws, rules and regulations.
The members of the audit committee are our three independent directors, Samuel Tang, Kathleen S. Briscoe, and J. Grayson Sanders, each of whom is also independent as defined in Rule 10A-3 under the Exchange Act, with Mr. Tang serving as Chairperson of the audit committee. Our Board has determined that Mr. Tang satisfies the requirements for an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and has designated Mr. Tang as the audit committee financial expert in accordance with applicable SEC rules. The audit committee held four meetings during 2018.
ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis - Executive Compensation
We do not compensate our executive officers for services rendered to us.  If the proposed Mergers are consummated, we plan to compensate our executive officers directly; however until such time we do not intend to pay any compensation directly to our executive officers. As a result, we do not have, and our compensation committee has not considered, a compensation policy or program for our executive officers. If we determine to compensate our executive officers directly in the future (due to the proposed Mergers or otherwise), the compensation committee will review all forms of compensation and approve all equity-based awards. If we compensated our executive officers directly, the following executive officers would be considered our "Named Executive Officers" as defined in Item 402 of Regulation S-K for the fiscal year ended December 31, 2018:

•	Kevin A. Shields, Chief Executive Officer;

•	Javier F. Bitar, Chief Financial Officer;

•	Michael J. Escalante, President;

•	David C. Rupert, Executive Vice President; and

•	Howard S. Hirsch, Vice President and Secretary.

Our executive officers also are officers of our Advisor and its affiliates, and are compensated by such entities for their services to us.  We pay these entities fees and reimburse expenses pursuant to our advisory agreement. Certain of these reimbursements to our Advisor include reimbursements of a portion of the compensation paid by our Advisor and its affiliates to our Named Executive Officers for services provided to us, for which we do not pay our Advisor a fee. For the year ended December 31, 2018, these reimbursements to our Advisor totaled approximately $0.92 million. Of this amount, $0.50 million was attributed to Mr. Bitar, $0.05 million was attributed to Mr. Rupert and $0.27 million was attributed to Mr. Hirsch. No reimbursements were attributed to Mr. Shields or Mr. Escalante. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each such Named Executive Officer spends on our affairs. Our compensation committee does not determine these amounts, but does review with management the allocations of time to us and determines that such allocations are fair and reasonable to us. Our Named Executive Officers receive significant additional compensation from our Advisor and its affiliates that we do not reimburse.
Compensation Report
The compensation committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the compensation committee has determined that the Compensation Discussion and Analysis - Executive Compensation be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
J. Grayson Sanders (Chairperson)
Samuel Tang
Kathleen S. Briscoe
March 13, 2019
The preceding Compensation Report to stockholders is not soliciting material and is not deemed filed with the SEC and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Director Compensation
Summary Compensation Table

The following table provides a summary of the compensation earned by our directors for the year ended December 31, 2018:

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All other Compensation	Total
Kevin A. Shields	$—	$—	$—	$—	$—	$—	$—
Michael J. Escalante	—	—	—	—	—	—	—
Samuel Tang	62,500	—	—	—	—	—	62,500
J. Grayson Sanders	60,000	—	—	—	—	—	60,000
Kathleen S. Briscoe	61,500	—	—	—	—	—	61,500
Total	$184,000	$—	$—	$—	$—	$—	$184,000
We believe that our director compensation program is competitive with those of similarly situated companies in our industry, and further aligns the interests of our directors with those of our stockholders.  In establishing our director compensation, we have taken note of and considered compensation paid by similarly situated companies in our industry, but we have not performed systematic reviews of such compensation nor engaged in benchmarking.  Consequently, information about other companies’ specific compensation policies has not been a primary consideration in forming our director compensation policies and decisions.  Like many other companies, we issue restricted stock awards to our directors, in addition to providing for an annual retainer.  We have found that the value of these compensation components may be difficult to measure, and therefore believe that comparing them in an objective way to similar arrangements developed by other companies may be of limited value.

Our compensation committee fulfills all of the responsibilities with respect to employee, officer and director compensation. We do not have any employees and our executive officers currently do not receive any compensation directly from us, so these responsibilities are limited to setting director compensation and administering our Employee and Director Long Term Incentive Plan (the "Plan"). At the time we begin having employees, our compensation committee will begin overseeing such compensation. Our non-director officers have no role in determining or recommending director compensation. Directors who are also our officers do not receive any special or additional remuneration for service on our Board or any of its committees. Each non-employee independent director received compensation for services on our Board and its committees as provided below.
On March 7, 2017, our Board adopted a Director Compensation Plan (the "Director Compensation Plan"). The Director Compensation Plan governs cash and equity compensation to the independent directors.
Cash Compensation to Directors
Pursuant to our Director Compensation Plan, for the year ended December 31, 2018, we paid each of our independent directors a retainer of $40,000, plus $1,000 for each board of directors or committee meeting the independent director attended in person or by telephone ($2,000 for attendance by the Chairperson of the audit committee at each meeting of the audit committee and $1,500 for attendance by the Chairperson of any other committee at each of such committee's meetings). In the event there were multiple meetings of our board of directors and one or more committees in a single day, the fees were limited to $3,000 per day ($3,500 for the Chairperson of the audit committee if there was a meeting of such committee).
All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board.
Employee and Director Long-Term Incentive Plan Awards to Independent Directors
The Plan was approved and adopted on April 22, 2014, prior to the commencement of our IPO in order to (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue options, stock appreciation rights and other equity-based awards, including, but not limited to, restricted stock. As of the year ended December 31, 2018, we had issued 36,000 shares pursuant to the Plan.
Pursuant to the Director Compensation Plan, we issued 5,000 shares of restricted stock to each independent director on January 18, 2017, which are fully vested (the "Initial Restricted Stock Awards") and 7,000 shares of restricted stock to each independent director on each of June 14, 2017 and March 14, 2019 upon each of their respective re-elections to our board of directors, which vested 50% at the time of grant and 50% upon the first anniversary of the grant date, subject to the independent director's continued service as a director during such vesting period (the "Annual Restricted Stock Awards"). Such Annual Restricted Stock Award consists of 1,000 shares of restricted stock under Section 7.4 of the Plan and an additional 6,000 shares of restricted stock. The Annual Restricted Stock Awards would have immediately vested in the event of certain liquidation events, as defined in the Annual Restricted Stock Awards. Both the Initial Restricted Stock Awards and the Annual Restricted Stock Awards are subject to a number of other conditions set forth in such awards.
Compensation Committee Interlocks and Insider Participation
The directors who served as members of our compensation committee during the year ended December 31, 2018 were Messrs. Tang and Sanders and Ms. Briscoe, our independent directors. No member of the compensation committee was an officer or employee of the Company while serving on the compensation committee. During the year ended December 31, 2018, Mr. Shields also served as a director of GCEAR, one of whose executive officers, Mr. Escalante, served on our Board.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management
The following table sets forth, as of February 28, 2019, the amount of each class of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of such class of our common stock; (2) each of our directors; (3) each of our Named Executive Officers; and (4) all of our current directors and executive officers as a group. The percentage of beneficial ownership is calculated based on 77,691,364 shares of common stock outstanding as of February 28, 2019.

	Common Stock Beneficially Owned(2)
Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership			Percent of Class
Kevin A. Shields, Chairman of the Board of Directors and Chief Executive Officer	280	Class T	(3)	*
	280	Class S	(3)	*
	283	Class D	(3)	*
	283,016	Class I	(3)	*
	287,323	Class A	(3)	*
Michael J. Escalante, Director and President				—
Javier F. Bitar, Chief Financial Officer and Treasurer				—
David C. Rupert, Executive Vice President				—
Howard S. Hirsch, Vice President and Secretary				—
Samuel Tang, independent director	12,021	Class AAA	(4)	*
J. Grayson Sanders, independent director	12,021	Class AAA	(4)	*
Kathleen S. Briscoe, independent director	12,021	Class AAA	(4)	*
All directors and current executive officers as a group (11 persons)	607,245		(3)	*
* Represents less than 1% of our outstanding common stock as of February 28, 2019.

(1)	The address of each beneficial owner listed is Griffin Capital Plaza, 1520 E. Grand Avenue, El Segundo, California 90245.

(2)
Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to securities and shares issuable pursuant to options, warrants and similar rights held by the respective person or group that may be exercised within 60 days following

February 28, 2019. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.

(3)	Consists of shares owned by Griffin Capital Vertical Partners, L.P., which is indirectly owned by Mr. Shields.

(4)
Each independent director was awarded 5,000 shares of restricted stock on January 18, 2017, which are fully vested and 7,000 shares of restricted stock on June 14, 2017, which are fully vested. Our 2018 Annual Meeting was not held until March 13, 2019, at which time the 2018 grants of restricted stock were awarded.

Equity Compensation Plan Information

On April 22, 2014, our Board adopted the Plan in order to: (1) provide incentives to individuals who are granted awards because of their ability to improve our operations and increase profits; (2) encourage selected persons to accept or continue employment with us or with our Advisor or its affiliates that we deem important to our long-term success; and (3) increase the interest of our independent directors in our success through their participation in the growth in value of our stock. Pursuant to the Plan, we may issue stock-based awards to our directors and full-time employees (should we ever have employees), executive officers and full-time employees of our Advisor and its affiliates that provide services to us and who do not have any beneficial ownership of our Advisor and its affiliates, entities and full-time employees of entities that provide services to us, and certain consultants to us, our Advisor and its affiliates that provide services to us.
The term of the Plan is 10 years and the total number of shares of common stock reserved for issuance under the Plan is 10% of the outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of February 28, 2019, approximately 7,769,136 shares were available for future issuance under the Plan. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2018, awards totaling 36,000 shares of restricted stock have been granted to our independent directors under the Plan.
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

The following table provides information about the common stock that may be issued under the Plan as of December 31, 2018:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (1)
Equity Compensation Plans Approved by Security Holders	—	—	7,752,597
Equity Compensation Plans Not Approved by Security Holders	—	—	—
Total	—	—	7,752,597

(1)
The total number of shares of our common stock (or common stock equivalents) reserved for issuance under the Plan is equal to 10% of our outstanding shares of stock at any time, but not to exceed 10,000,000 shares in the aggregate. As of December 31, 2018, we had 77,525,973 outstanding shares of common stock, including shares issued pursuant to the DRP and our stock distributions.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions
General
Currently, certain of our executive officers and two of our directors are officers of our Advisor, our property manager, and other affiliated entities, and one of our directors holds ownership interests in our former sponsor. As a result, these individuals owe fiduciary duties to these other entities and their owners, which fiduciary duties may conflict with the duties that they owe to our stockholders and us. Their loyalties to these other entities could result in actions or inactions that are detrimental to our business, which could harm the implementation of our investment objectives. Conflicts with our business and interests are most likely to arise from involvement in activities related to: (1) allocation of new investments and management time and services between us and the other entities; (2) our purchase of properties from, or sale of properties to, affiliated entities; (3) the timing and terms of the investment in or sale of an asset; (4) development of our properties by affiliates; (5) investments with affiliates of our Advisor; (6) compensation to our Advisor; and (7) our relationship with our property manager.

Our nominating and corporate governance committee will consider and act on any conflicts-related matter required by our charter or otherwise permitted by MGCL where the exercise of independent judgment by any of our directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving our Advisor and its affiliates. In addition, our charter contains a number of restrictions relating to: (1) transactions we enter into with our Advisor and its affiliates; (2) certain future offerings; and (3) allocation of investment opportunities among affiliated entities.
Our independent directors reviewed the material transactions between us and our affiliates during the year ended December 31, 2018. As described in more detail below, we are currently a party to four types of agreements giving rise to material transactions between us and our affiliates: our advisory agreement, our operating partnership agreement, our property management agreements, and our dealer manager agreement. Set forth below is a description of the relevant transactions with our affiliates, which we believe have been executed on terms that are fair to us.
Advisory Agreement
Our Advisor was formed in Delaware in November 2013 and is now owned by our new sponsor, GRECO. Some of our officers and directors are also officers of our Advisor. Our Advisor has contractual responsibility to us and our stockholders pursuant to the Amended and Restated Advisory Agreement dated September 20, 2017, as renewed (the "Advisory Agreement").
Our Advisor manages our day-to-day activities pursuant to our Advisory Agreement. Pursuant to our Advisory Agreement, we are obligated to reimburse our Advisor for certain services and payments, including payments made by our Advisor to third parties, including in connection with potential acquisitions. Under our Advisory Agreement, our Advisor has undertaken to use its commercially reasonable efforts to present to us investment opportunities consistent with our investment policies and objectives as adopted by our Board. In its performance of this undertaking, our Advisor, either directly or indirectly by engaging an affiliate, shall, among other duties and subject to the authority of our Board:

•	find, evaluate, present and recommend to us investment opportunities consistent with our investment policies and objectives;

•	serve as our investment and financial advisor and provide research and economic and statistical data in connection with our assets and our investment policies;

•	perform due diligence and prepare and obtain reports regarding prospective investments;

•	provide supporting documentation and recommendations necessary for the our Board to evaluate proposed investments;

•	acquire properties and make investments on our behalf in compliance with our investment objectives and policies;

•	structure and negotiate the terms and conditions of our real estate acquisitions, sales or joint ventures;

•	monitor applicable markets, obtain reports and evaluate the performance and value of our investments;

•	implement and coordinate the processes with respect to the calculation of NAV and obtain appraisals performed by independent third-party appraisal firms concerning the value of properties;

•	supervise our independent valuation firm and monitor its valuation process to ensure that it complies with our valuation procedures;

•	review and analyze each property’s operating and capital budget;

•	arrange, structure and negotiate financing and refinancing of properties;

•	perform all operational functions for the maintenance and administration of our assets, including the servicing of mortgages;

•	consult with our officers and Board and assist the Board in formulating and implementing our financial policies, operational planning services and portfolio management functions;

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
The term of our Advisory Agreement is one year and will end on September 19, 2019, but may be renewed for an unlimited number of successive one-year periods. However, a majority of our independent directors must approve the Advisory Agreement and the fees thereunder annually prior to any renewal, and the criteria for such renewal shall be set forth in the applicable meeting minutes. The independent directors will determine at least annually that our total fees and expenses are reasonable in light of our investment performance, our net income, and the fees and expenses of other comparable unaffiliated REITs. Each such determination shall be reflected in the applicable meeting minutes. Additionally, any party may terminate the Advisory Agreement without cause or penalty upon 60 days’ written notice. If we elect to terminate the Advisory Agreement, we will be required to obtain the approval of a majority of our independent directors. In the event of the termination of our Advisory Agreement, our Advisor will be required to cooperate with us and take all reasonable steps requested by us to assist our Board in making an orderly transition of the advisory function.
Our Advisor and its officers, employees and affiliates expect to engage in other business ventures and, as a result, their resources will not be dedicated exclusively to our business. However, pursuant to the Advisory Agreement, our Advisor will be required to devote sufficient resources to our administration to discharge its obligations. Our Advisor has the right to assign the Advisory Agreement to an affiliate subject to approval by our independent directors. We have the right to assign the Advisory Agreement to any successor to all of our assets, rights and obligations. Our Board shall determine whether any successor advisor possesses sufficient qualifications to perform the advisory function for us and whether the compensation provided for in its advisory agreement with us is justified. Our independent directors will base their determination on the general facts and circumstances that they deem applicable, including the overall experience and specific industry experience of the successor advisor and its management. Other factors that will be considered are the compensation to be paid to the successor advisor and any potential conflicts of interest that may occur.
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
Generally, we are required under the Advisory Agreement to reimburse our Advisor for organization and offering costs as and when incurred. Our Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units in our Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. The Advisory Agreement also requires our Advisor to reimburse us within 60 days after the end of the month in which a public offering terminates, to the extent that organization and offering expenses, including sales commissions, dealer manager fees, distribution fees, and any additional underwriting compensation, are in excess of 15.0% of gross proceeds from the public offering.
The Advisory Agreement provides for reimbursement of our Advisor’s direct and indirect costs of providing administrative and management services to us. Our operating expenses shall (in the absence of a satisfactory showing to the contrary) be deemed to be excessive, and our Advisor must reimburse us in the event our total operating expenses for the 12 months then ended exceed the greater of 2.0% of our average invested assets or 25.0% of our net income, unless a majority of our independent directors has determined that such excess expenses were justified based on unusual and non-recurring factors. For the year ended December 31, 2018, our expenses were within such limits.
If we consummate the Mergers, we will no longer be externally advised pursuant to our Advisory Agreement.  Our management team will handle many of these responsibilities formerly handled by our Advisor.  See "Item 1--Business" for additional details regarding the proposed Mergers.

Operating Partnership Agreement
On September 20, 2017, we entered into a Third Amended and Restated Limited Partnership Agreement with our Operating Partnership and our Advisor. We conduct substantially all of our operations through the Operating Partnership, of which we are the general partner. Our Advisor has a special limited partnership interest in the Operating Partnership and is a party to the operating partnership agreement. If we consummate the Mergers, the special limited partnership interest held by our Advisor in our Operating Partnership will be redeemed, canceled, and retired.
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), our Advisor will be entitled to receive a performance distribution from our Operating Partnership equal to 12.5% of the Total Return, subject to a 5.5% Hurdle Amount and a High Water Mark, with a Catch-Up (each term as defined in the operating partnership agreement). Such distribution will be made annually and accrue daily. The performance distribution for the year ended December 31, 2018 was $7.8 million. If we consummate the Mergers, we will amend the Third Amended and Restated Limited Partnership Agreement to remove the provisions related to the performance distribution, among other changes.

Property Management Agreements
Griffin Capital Essential Asset Property Management II, LLC, our property manager, is wholly owned by Griffin Capital Property Management, LLC. Our Sponsor, through a series of holding companies, is the owner of Griffin Capital Property Management, LLC. Our property manager manages our properties pursuant to our property management agreements. If we consummate the Mergers, we will directly own Griffin Capital Property Management, LLC.
We expect that we will contract directly with non-affiliated third party property managers with respect to our individual properties. In such event, or in the event an individual property is self-managed by the tenant, we will pay our property manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable. Reimbursable costs and expenses include wages and salaries and other expenses of employees engaged in operating, managing and maintaining our properties, as well as certain allocations of office, administrative, and supply costs. Our property manager may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units in our Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. In the event that we contract directly with our property manager with respect to a particular property, we will pay the property manager up to 3.0%, or greater if the lease so allows, of the gross monthly revenues collected for each property it manages, plus reimbursable costs as applicable. Our property manager may pay some or all of these fees to third parties with whom it subcontracts to perform property management services. In no event will we pay both a property management fee to the property manager and an oversight fee to our property manager with respect to a particular property.
In addition, we may pay our property manager or its designees a leasing fee in an amount equal to the fee customarily charged by others rendering similar services in the same geographic area. Further, although a substantial majority of the properties that we intend to acquire are leased under net leases in which the tenants are responsible for tenant improvements, we may also pay our property manager or its designees a construction management fee for planning and coordinating the construction of any tenant directed improvements for which we are responsible to perform pursuant to lease concessions, including tenant-paid finish-out or improvements. Our property manager will also be entitled to a construction management fee of 5.0% of the cost of improvements.
All costs and expenses incurred by our property manager on our behalf in fulfilling its duties to us under the property management agreements are to be paid out of an account that is fully funded by us, or paid directly by us. Such costs and expenses may include, but are not limited to, reasonable wages and salaries of on-site and off-site employees of our property manager who are directly engaged in the operation, management, maintenance, leasing, construction, or access control of our properties, including taxes, insurance and benefits relating to such employees, along with the legal, travel and other out-of-pocket expenses that are directly related to the management and leasing of specific properties we own. Our property manager will also allocate a portion of its office, administrative and supplies expense to us to the extent directly related to the foregoing reasonable reimbursable expenses for the management of our properties.
We anticipate that the property management agreements with our property manager will have terms of one year and shall be automatically extended for additional one-year periods unless we or our property manager give 60 days’ prior written notice of such party’s intention to terminate a property management agreement. Under the property management agreements, our property manager is not prevented from engaging in other activities or business ventures, whether or not such other activities or business ventures are in competition with us or our business, including, without limitation, property management services for other parties, including other REITs, or for other programs advised, sponsored or organized by our Sponsor or its affiliates.
Dealer Manager Agreement
Griffin Capital Securities, LLC, which is wholly owned by GCC, our former sponsor, through a holding company, serves as our dealer manager.
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

We commenced our Follow-On Offering on September 20, 2017 and offered Class T shares, Class S shares, Class D shares and Class I shares in our Follow-On Offering.
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
We will cease paying the distribution fee with respect to any Class T share, Class S share or Class D share held in a stockholder's account at the end of the month in which the dealer manager in conjunction with the transfer agent determines that total selling commissions, dealer manager fees and distribution fees paid with respect to all shares from the Follow-On Offering held by such stockholder within such account would exceed, in the aggregate, 9.0% (or a lower limit as set forth in any applicable agreement between the dealer manager and a participating broker-dealer) of the gross proceeds from the sale of such shares (including the gross proceeds of any shares issued under the DRP with respect thereto). At the end of such month, such Class T share, Class S share or Class D share (and any shares issued under the DRP with respect thereto) will convert into a number of Class I shares (including any fractional shares) with an equivalent NAV as such share. In addition, we will cease paying the distribution fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of our shares; (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of our assets, including any liquidation of us; or (iii) the date following the completion of the primary portion of the Follow-On Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Follow-On Offering, including selling commissions, dealer manager fees, the distribution fee and other underwriting compensation, is equal to 9.0% of the gross proceeds from the primary portion of our Follow-On Offering.
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
Fees Paid to Our Affiliates

For details regarding the related party costs and fees incurred, paid and due to affiliates as of December 31, 2018, and due to affiliates as of December 31, 2017, please see Note 10, Related Party Transactions, to the consolidated financial statements.
Director Independence
While our shares are not listed for trading on any national securities exchange, as required by our charter, a majority of the members of our Board and each committee of our Board are "independent" as determined by our Board by applying the definition of "independent" adopted by the New York Stock Exchange, consistent with the NASAA Statement of Policy Regarding Real Estate Investment Trusts and applicable rules and regulations of the SEC. Our Board has determined that Messrs. Tang and Sanders and Ms. Briscoe each meet the relevant definition of "independent" and has no material relationship with us other than by virtue of his or her service on our Board. Our audit, compensation, and nominating and corporate governance committees are comprised entirely of independent directors.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees Paid to Principal Auditor
The audit committee reviewed the audit and non-audit services performed by Ernst & Young LLP ("Ernst & Young"), as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the audit committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2018 and 2017, respectively, are set forth in the table below.

	2018	2017
Audit Fees	$421,605	$446,679
Audit-Related Fees	93,180	—
Tax Fees	118,785	113,744
All Other Fees	1,250	1,250
Total	$634,820	$561,673
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
All services rendered by Ernst & Young in the year ended December 31, 2018 were pre-approved in accordance with the policies set forth above.
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
(b) See (a)(3) above.
(c) See (a)(2) above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2018 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1
Dealer Manager Agreement and Participating Dealer Agreement dated September 18, 2017, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

2.1
Agreement and Plan of Merger, dated as of December 14, 2018, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Essential Asset Operating Partnership II, L.P., Globe Merger Sub, LLC, Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K, filed on December 20, 2018, Commission File No. 000-55605

3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.4
Articles of Amendment to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.5
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on September 20, 2017, Commission File No. 333-217223

4.2
Form of Additional Investment Subscription Agreement, incorporated by reference to Appendix B of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on September 20, 2017, Commission File No. 333-217223

4.3
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 4.3 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

4.4
Enrollment Form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in the Registrant’s Registration Statement on Form S-3D, filed on April 6, 2017, Commission File No. 333-217178

4.5
Amended and Restated Share Redemption Program effective as of July 5, 2018, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on June 5, 2018, SEC File No. 000-55605

10.1
Amended and Restated Advisory Agreement dated September 20, 2017, incorporated by reference to Exhibit 10.7 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

10.2+	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280
10.3+
Griffin Capital Essential Asset REIT II, Inc.’s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, Commission File No. 000-55605

10.4+	Director Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, Commission File No. 000-55605
10.5
Master Property Management, Leasing, and Construction Management Agreement, dated March 17, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015, SEC File No. 333-194280

10.6
Third Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership II, L.P. dated September 20, 2017, incorporated by reference to Exhibit 10.11 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

10.7	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.8	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.9	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.10	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.11	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.12	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.13	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280

10.14
Purchase and Sale Agreement for 3535 Colonnade Parkway, Birmingham, Alabama dated December 22, 2016, incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, filed on December 29, 2016, SEC File No. 000-55605

10.15
Loan Agreement with Bank of America, N.A. and KeyBank N.A. dated April 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.16	Guaranty Agreement dated April 27, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.17	Promissory Note A-1-1 dated April 27, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.18
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the Southern Company Services, Inc. Property dated April 27, 2018, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.19	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.20	Amended and Restated Credit Agreement dated June 28, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605
10.21	Amended and Restated Guaranty dated June 28, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605
10.22
Amended and Restated Revolver Note payable to KeyBank, National Association dated June 28, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605

10.23
Amended and Restated Term Note payable to KeyBank, National Association dated June 28, 2018,  incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605

10.24	Schedule of Omitted Documents dated June 28, 2018, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on July 5, 2018, SEC File No. 000-55605
10.25
First Amendment to Amended and Restated Credit Agreement dated December 5, 2018, incorporated by reference to Exhibit 99.3 to the Registrant’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-55605

21.1
Subsidiaries of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 21.1 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended December 31, 2018 formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 14, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

By:	/s/ Kevin A. Shields
Kevin A. Shields
Chief Executive Officer and Chairman
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Kevin A. Shields	Chief Executive Officer and Chairman (Principal Executive Officer)	March 14, 2019
Kevin A. Shields

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 14, 2019
Javier F. Bitar

/s/ Michael J. Escalante	Director and President	March 14, 2019
Michael J. Escalante

/s/ J. Grayson Sanders	Independent Director	March 14, 2019
J. Grayson Sanders

/s/ Kathleen S. Briscoe	Independent Director	March 14, 2019
Kathleen S. Briscoe

/s/ Samuel Tang	Independent Director	March 14, 2019
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Capital Essential Asset REIT II, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT II, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
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

Los Angeles, California
March 14, 2019

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Cash and cash equivalents	$28,623	$33,164
Restricted cash	12,904	12,886
Real estate:
Land	122,482	122,482
Building	819,224	815,721
Tenant origination and absorption cost	240,364	240,364
Construction in progress	144	299
Total real estate	1,182,214	1,178,866
Less: accumulated depreciation and amortization	(128,570)	(83,905)
Total real estate, net	1,053,644	1,094,961
Intangible assets, net	2,923	3,294
Due from affiliates	1,202	686
Deferred rent	31,189	22,733
Other assets, net	6,850	12,224
Total assets	$1,137,335	$1,179,948
LIABILITIES AND EQUITY
Total debt	$481,955	$481,848
Restricted reserves	11,565	13,368
Accrued expenses and other liabilities	21,023	19,903
Distributions payable	3,650	1,689
Due to affiliates	19,048	16,896
Below market leases, net	46,229	51,295
Total liabilities	583,470	584,999
Commitments and contingencies (Note 11)
Common stock subject to redemption	37,357	32,405
Stockholders' equity:
Common Stock, $0.001 par value - Authorized:800,000,000; 77,525,973 and 77,175,283 shares outstanding in the aggregate, as of December 31, 2018 and December 31, 2017, respectively (1)	76	76
Additional paid-in capital	656,500	656,705
Cumulative distributions	(125,297)	(82,590)
Accumulated deficit	(15,953)	(12,672)
Accumulated other comprehensive income	—	949
Total stockholders' equity	515,326	562,468
Noncontrolling interests	1,182	76
Total equity	516,508	562,544
Total liabilities and equity	$1,137,335	$1,179,948

(1)	See Note 8, Equity, for the number of shares outstanding of each class of common stock as of December 31, 2018 and December 31, 2017.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share

	Year Ended December 31,
	2018	2017	2016
Revenue:
Rental income	$87,789	$89,797	$51,403
Property expense recovery	18,605	17,584	11,409
Total revenue	106,394	107,381	62,812
Expenses:
Property operating	7,382	6,724	4,428
Property tax	10,120	10,049	7,046
Property management fees to affiliates	1,832	1,799	1,052
Asset management fees to affiliates	—	8,027	6,413
Advisory fees to affiliates	9,316	2,550	—
Performance distribution allocation to affiliates	7,783	2,394	—
Acquisition fees and expenses to affiliates	—	—	6,176
Acquisition fees and expenses to non-affiliates	1,938	—	1,113
General and administrative	3,471	3,445	2,804
Corporate operating expenses to affiliates	3,011	2,336	1,622
Depreciation and amortization	44,665	43,950	27,894
Total expenses	89,518	81,274	58,548
Income before other income and (expenses)	16,876	26,107	4,264
Other income (expenses):
Interest expense	(20,375)	(15,519)	(10,384)
Other income, net	212	531	13
Net (loss) income	(3,287)	11,119	(6,107)
Net loss (income) attributable to noncontrolling interests	6	(3)	3
Net (loss) income attributable to common stockholders	$(3,281)	$11,116	$(6,104)
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.04)	$0.15	$(0.12)
Weighted average number of common shares outstanding, basic and diluted	77,657,627	75,799,415	50,712,589

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(3,287)	$11,119	$(6,107)
Other comprehensive (loss) income:
Change in fair value of swap agreement	(952)	108	841
Total comprehensive (loss) income	(4,239)	11,227	(5,266)
Comprehensive loss (income) attributable to noncontrolling interests	9	(3)	3
Comprehensive (loss) income attributable to common stockholders	$(4,230)	$11,224	$(5,263)

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2015	28,556,170	$29	$250,757	$(8,258)	$(17,684)	$—	$224,844	$98	$224,942
Gross proceeds from issuance of common stock	40,700,406	40	406,423	—	—	—	406,463	—	406,463
Discount on issuance of common stock	—	—	(696)	—	—	—	(696)	—	(696)
Offering costs including dealer manager fees to affiliates	—	—	(43,340)	—	—	—	(43,340)	—	(43,340)
Distributions to common stockholders	—	—	—	(12,479)	—	—	(12,479)	—	(12,479)
Issuance of shares for distribution reinvestment plan	1,599,355	2	15,157	(15,159)	—	—	—	—	—
Repurchase of common stock	(167,442)	—	(1,627)	—	—	—	(1,627)	—	(1,627)
Additions to common stock subject to redemption	—	—	(13,531)	—	—	—	(13,531)	—	(13,531)
Issuance of stock dividends	251,158	—	2,510	(2,510)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net loss		—	—	—	(6,104)	—	(6,104)	(3)	(6,107)
Other comprehensive income	—	—	—	—	—	841	841	—	841
Balance December 31, 2016	70,939,647	$71	$615,653	$(38,406)	$(23,788)	$841	$554,371	$84	$554,455
Gross proceeds from issuance of common stock	4,205,673	4	41,822	—	—	—	41,826	—	41,826
Discount on issuance of common stock	—	—	(16)	—	—	—	(16)	—	(16)
Stock-based compensation	25,500	—	292	—	—	—	292	—	292
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(3,593)	—	—	—	(3,593)	—	(3,593)
Distributions to common stockholders	—	—	—	(19,427)	—	—	(19,427)	—	(19,427)
Issuance of shares for distribution reinvestment plan	2,358,188	2	22,206	(22,208)	—	—	—	—	—
Repurchase of common stock	(623,499)	(1)	(5,741)	—	—	—	(5,742)	—	(5,742)
Additions to common stock subject to redemption	—	—	(16,467)	—	—	—	(16,467)	—	(16,467)
Issuance of stock dividends	269,774	—	2,549	(2,549)	—	—	—	—	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(11)	(11)
Net income	—	—	—	—	11,116	—	11,116	3	11,119
Other comprehensive income	—	—	—	—	—	108	108	—	108
Balance December 31, 2017	77,175,283	$76	$656,705	$(82,590)	$(12,672)	$949	$562,468	$76	$562,544

Gross proceeds from issuance of common stock	762,537	1	7,429	—	—	—	7,430	—	7,430
Changes in redeemable common stock	—	—	(6,538)	—	—	—	(6,538)	—	(6,538)
Discount on issuance of common stock	—	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	10,500	—	44	—	—	—	44	—	44
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(1,140)	—	—	—	(1,140)	—	(1,140)
Distributions to common stockholders	—	—	—	(22,709)	—	—	(22,709)	—	(22,709)
Issuance of shares for distribution reinvestment plan	2,083,950	2	19,996	(19,998)	—	—	—	—	—
Repurchase of common stock	(2,506,299)	(3)	(23,763)	—	—	—	(23,766)	—	(23,766)
Additions to common stock subject to redemption	—	—	3,768	—	—	—	3,768	—	3,768
Issuance of stock dividends	2	—	—	—	—	—	—	—	—
Issuance of limited partnership units	—	—	—	—	—	—	—	1,185	1,185
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(70)	(70)
Net (loss)	—	—	—	—	(3,281)	—	(3,281)	(6)	(3,287)
Other comprehensive loss	—	—	—	—	—	(949)	(949)	(3)	(952)
Balance December 31, 2018	77,525,973	$76	$656,500	$(125,297)	$(15,953)	$—	$515,326	$1,182	$516,508

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Net (loss) income	$(3,287)	$11,119	$(6,107)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of building and improvements	20,466	20,194	11,630
Amortization of tenant origination and absorption costs	24,199	23,756	16,264
Amortization of above and below market leases	(4,695)	(4,573)	(3,592)
Amortization of deferred financing costs	1,384	1,106	1,196
Deferred rent	(8,456)	(17,308)	(3,924)
Stock based compensation	44	292	—
Unrealized loss (gain) on interest rate swap	77	83	(155)
Performance distribution allocation (non-cash)	3,904	—	—
Change in operating assets and liabilities:
Other assets, net	1,397	4,590	(1,040)
Accrued expenses and other liabilities, net	3,376	(2,615)	3,094
Due to affiliates, net	2,546	3,068	(922)
Net cash provided by operating activities	40,955	39,712	16,444
Investing Activities:
Acquisition of properties, net	—	(44,234)	(538,845)
Restricted reserves	(1,803)	(42,430)	(3,541)
Improvements to real estate	—	(21)	(40)
Payments for construction in progress	(502)	(772)	(80)
Real estate acquisition deposits	—	250	8,700
Net cash used in investing activities	(2,305)	(87,207)	(533,806)
Financing Activities:
Proceeds from borrowings - Revolving Credit Facility	—	24,300	249,900
Proceeds from borrowings - BofA/KeyBank Loan	250,000	—	—
Proceeds from borrowings - Term Loan	113,000	—	—
Principal payoff of indebtedness - Revolving Credit Facility	(357,673)	—	(55,000)
Deferred financing costs	(6,603)	(30)	(1,578)
Issuance of common stock	7,465	30,699	383,170
Offering costs	(4,778)	—	—
Repurchase of common stock	(23,766)	(5,742)	(1,627)
Distributions paid to common stockholders	(20,753)	(19,232)	(11,541)
Distributions paid to noncontrolling interests	(65)	(11)	(11)
Net cash (used in) provided by financing activities	(43,173)	29,984	563,313
Net (decrease) increase in cash, cash equivalents and restricted cash	(4,523)	(17,511)	45,951
Cash, cash equivalents and restricted cash at the beginning of the period	46,050	63,561	17,610
Cash, cash equivalents and restricted cash at the end of the period	$41,527	$46,050	$63,561
Supplemental disclosure of cash flow information:
Cash paid for interest	$19,200	$13,116	$9,228
Supplemental disclosures of non-cash investing and financing transactions:
(Decrease) Increase in fair value swap agreement	$(952)	$108	$841
Increase in Stock Servicing Fee Payable	$174	$660	$17,449
Increase in distributions payable to common stockholders	$1,955	$195	$938
Common stock issued pursuant to the distribution reinvestment plan	$19,998	$22,208	$15,158
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization

Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law ("MGCL") and qualified as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and has used a substantial amount of the net proceeds from its initial public offering ("IPO") to invest in such properties. The Company’s year end is December 31.
Prior to the execution of the Merger Agreement (as defined below), on December 14, 2018, Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), a non-traded REIT sponsored by our former sponsor, entered into a series of transactions and became self-managed (the “Self Administration Transaction”) and succeeded to the advisory, asset management and property management arrangements formerly in place for the Company. Accordingly, the sponsor of the Company has changed from Griffin Capital Company, LLC ("GCC") to Griffin Capital Real Estate Company, LLC (the "Sponsor" or "GRECO") until the Company Merger (defined below) is consummated.
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”), was formed on November 19, 2013. GRECO, is the sole member of the Advisor. GRECO is owned by Griffin Capital Essential Asset Operating Partnership, L.P. (the "GCEAR Operating Partnership") and Griffin Capital Essential Asset TRS, Inc., a Delaware corporation. The Advisor is responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the Advisory Agreement (as defined below). The Company's officers are also officers of the Advisor and certain of the officers are also officers of the Sponsor.
Griffin Capital Securities, LLC (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of Griffin Capital, LLC (“GC”), a Delaware limited liability company.  The Company’s former sponsor, GCC, is the sole member of GC. The Dealer Manager is responsible for marketing the Company’s shares offered pursuant to the Company's public offerings.
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
Griffin Capital Essential Asset Operating Partnership II, L.P., (the "Operating Partnership") owns, and will own, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership will conduct certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of December 31, 2018.
On September 20, 2017, the Company commenced a follow-on offering of up to $2.2 billion of shares (the "Follow-On Offering"), consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the distribution reinvestment plan ("DRP").
Pursuant to the Follow-On Offering, the Company offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares and Class I shares (the “New Shares”) with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. In connection with the Follow-On Offering, the Company reclassified all Class T and Class I shares sold in its IPO as "Class AA" and "Class AAA" shares, respectively.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

In connection with the Follow-On Offering, the Company's board of directors (the "Board") adopted an amended and restated DRP effective as of September 30, 2017 to include all of its shares, including the New Shares, under the DRP.
In connection with the Follow-On Offering, the Company’s Board adopted a share redemption program for the New Shares (and IPO shares that have been held for four years or longer) (the “SRP”). On June 4, 2018, the Company’s Board amended and restated the SRP to allow stockholders of the Company’s IPO shares to utilize the SRP, effective as of July 5, 2018.  Prior to that time, the Company had a separate share redemption program for its IPO shares.  See Note 8, Equity, for additional details.  Under the SRP, stockholders are allowed to redeem their shares after a one-year holding period at a redemption price equal to the NAV per share for the applicable class generally on the 13th of the month prior to quarter end.
On August 16, 2018, the Company’s Board approved the temporary suspension of the primary portion of the Follow-On Offering, effective August 17, 2018. On December 12, 2018, the Company also temporarily suspended the DRP offering and the SRP. Beginning in January 2019, all distributions by the Company were paid in cash. The SRP was officially suspended as of January 19, 2019.

On December 14, 2018, the Company, the Operating Partnership, Globe Merger Sub, LLC, a wholly owned subsidiary of the Company (“Merger Sub”), GCEAR, and the GCEAR Operating Partnership, entered into an Agreement and Plan of Merger (the “Merger Agreement”).
Subject to the terms and conditions of the Merger Agreement, (i) GCEAR will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of the Company (the “Company Merger”) and (ii) the Operating Partnership will merge with and into the GCEAR Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the GCEAR Operating Partnership surviving the Partnership Merger. At such time, (x) in accordance with the applicable provisions of the Maryland General Corporation Law, the separate existence of GCEAR shall cease and (y) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the Operating Partnership shall cease. See Note 11, Commitments and Contingencies, for additional details.
2. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the Securities and Exchange Commission ("SEC"). The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2018 and 2017.
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
Revenue Recognition
Leases associated with the acquisition and contribution of certain real estate assets have net minimum rent payment increases during the term of the lease and are recorded to rental revenue on a straight-line basis, commencing as of the contribution or acquisition date. See Note 3, Real Estate, for more details. If a lease provides for contingent rental income, the Company will defer the recognition of contingent rental income, such as percentage rents, until the specific target that triggers the contingent rental income is achieved.
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
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2018 and 2017.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2018.
Restricted Cash
In conjunction with acquisitions of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. As of December 31, 2018, the Company had approximately $12.9 million in restricted cash, which includes tenant improvement funds.
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations ("ASC 805-10"), to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as an asset acquisition (in rare cases, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
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
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. For the year ended December 31, 2018, the Company did not record any impairment charges related to its real estate assets or intangible assets.
Derivative Instruments and Hedging Activities
ASC Topic 815: Derivatives and Hedging ("ASC 815") provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how the entity accounts for derivative instruments and related hedged items; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, ASC 815 requires qualitative disclosures regarding the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The TRS will be subject to corporate federal and state income tax. As of December 31, 2018, the TRS has not commenced operations.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2018 and December 31, 2017, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
The Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings per Share ("ASC 260-10"). ASC 260-10 requires retroactively adjusting the computations of basic and diluted earnings per share for all periods presented to reflect the change in capital structure, if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per-share computations for those and any prior-period consolidated financial statements presented shall be based on the new number of shares.
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
The FASB has also issued an amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (1) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases; and (3) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The FASB has also tentatively noted in May 2017 board meeting minutes that lessors that adopt this package of practical expedients are not expected to reassess expired or existing leases at the date of initial application, which is January 1, 2017 under ASU No. 2016-02, or January 1, 2019, if the Company elects the optional transition method. The FASB noted that the transition provisions generally enable entities to “run off” their existing leases for the remainder of the lease term, which would effectively eliminate the need to calculate adjustment to the opening balance of accumulated earnings (deficit).
In July 2018, the FASB approved an amendment to the ASU to allow lessors to elect, as a practical expedient, not to allocate the total consideration to lease and non-lease components based on their relative standalone selling prices. The single-lease component practical expedient allows lessors to elect a combined single-lease component presentation if (1) the timing and pattern of transfer of the lease component and the non-lease component(s) associated with it are the same, and (2) the lease component would be classified as an operating lease if it were accounted for separately. Non-lease components that do not meet the criteria of this practical expedient and combined components in which the non-lease component is the predominant component will be accounted for under the new revenue recognition ASU.
The Company does not expect that ASU No. 2016-02 will impact the Company's accounting for Fixed Lease Payments because the Company's accounting policy is currently consistent with the provisions of the standard. The Company plans to elect the practical expedient mentioned above, which will treat payments for expense reimbursements that qualify as Non-Lease Payments and meet the criteria above as a single lease component. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relates to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and would be accounted under ASU No. 2016-02, assuming the Non-Lease Payments meet the criteria above.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU No. 2014-09”). ASU No. 2014-09 replaces substantially all industry-specific revenue recognition requirements and converges areas under this topic with International Financial Reporting Standards. ASU No. 2014-09 implements a five-step process for customer contract revenue recognition that focuses on transfer of control, as opposed to transfer of risk and rewards. ASU No. 2014-09 also requires enhanced disclosures regarding the nature, amount, timing, and uncertainty of revenues and cash flows from contracts with customers. Other major provisions in ASU No. 2014-09 include capitalizing and amortizing certain contract costs, ensuring the time value of money is considered in the applicable transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. ASU No. 2014-09 was originally effective for reporting periods beginning after December 31, 2016 (for public entities). On April 1, 2015, the FASB voted to defer the effective date of ASU No. 2014-09 by one year to annual reporting periods beginning after December 15, 2017. On July 9, 2015, the FASB affirmed its proposal to defer the effective date to annual reporting periods beginning after December 15, 2017, although entities may elect to adopt the standard as of the original effective date. The Company adopted the guidance using the modified retrospective approach for the fiscal year beginning January 1, 2018. The impact was minimal upon adoption of the new accounting guidance on its consolidated financial statements relating to the recognition of gains and losses on the sale of real estate assets as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle. Rental income from leasing arrangements is a substantial portion of the Company’s revenue, is specifically excluded from ASU No. 2014-09 and will be governed by the applicable lease codification ASU No. 2016-02.
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
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

revenue gross versus net on its consolidated financial statements as the Company’s current accounting for such transactions is consistent with the new guidance’s core principle.
3. Real Estate
As of December 31, 2018, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above-market and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the year ended December 31, 2018 was $20.5 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs, for the year ended December 31, 2018 was $24.2 million.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2020 to 2044.

As of December 31, 2018
2019	$78,887
2020	80,492
2021	72,677
2022	73,538
2023	71,308
Thereafter	457,495
Total	$834,397
Intangibles
The Company allocated a portion of the acquired real estate asset value to in-place lease valuation and tenant origination and absorption cost. The in-place lease was measured against comparable leasing information and the present value of the difference between the contractual, in-place rent and the fair market rent was calculated using, as the discount rate, the capitalization rate utilized to compute the value of the real estate at acquisition. The intangible assets are amortized over the remaining lease terms of the respective properties, which on a weighted-average basis, was approximately 9.3 and 10.3 years as of December 31, 2018 and December 31, 2017, respectively.

	December 31,
	2018	2017
In-place lease valuation (above market)	$4,046	$4,046
In-place lease valuation (above market), accumulated amortization	(1,123)	(752)
Intangible assets, net	$2,923	$3,294
In-place lease valuation (below market)	$(62,070)	$(62,070)
In-place lease valuation (below market) - accumulated amortization	15,841	10,775
In-place lease valuation (below market), net	$(46,229)	$(51,295)
Tenant origination and absorption cost	$240,364	$240,364
Tenant origination and absorption cost - accumulated amortization	(71,364)	(47,165)
Tenant origination and absorption cost, net	$169,000	$193,199

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2018	2017	2016
In-place lease valuation	$(4,695)	$(4,573)	$(3,592)
Tenant origination and absorption cost	$24,199	$23,756	$16,264
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, and tenant origination and absorption costs as of December 31, 2018 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
2019	$(4,695)	$24,198
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715
2022	$(3,774)	$19,256
2023	$(2,901)	$16,502
4. Debt

As of December 31, 2018 and 2017, the Company's debt and related deferred financing costs consisted of the following:

	December 31,		Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (2)
	2018	2017
BofA/KeyBank Loan	$250,000	$—	4.32%	Interest Only	May 2028	4.42%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Mortgage Debt	376,970	126,970
Term Loan	113,000	—	LIBOR + 1.25%(4)	Interest Only	June 2023	3.67%
Revolving Credit Facility	85	357,758	LIBOR + 1.30%(4)(5)	Interest Only	June 2023(6)	3.89%
Total Debt	490,055	484,728
Unamortized deferred financing costs	(8,100)	(2,880)
Total Debt, net	$481,955	$481,848

(1)	The weighted average interest rate as of December 31, 2018 was approximately 4.15% for the Company's fixed-rate and variable-rate debt combined.

(2)	Includes the effect of amortization of deferred financing costs.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	The London Interbank Offered Rate ("LIBOR") as of December 31, 2018 was 2.35%.

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
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Pursuant to the Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of up to $550.0 million and a term loan (the "Term Loan") in an initial commitment amount of up to $200.0 million, which commitments may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loan in such amounts as the Operating Partnership and KeyBank may determine.The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
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
The Unsecured Credit Facility has an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the Operating Partnership, the Company, and the Company's subsidiaries, as disclosed in the periodic compliance certificate provided to the administrative agent each quarter. If the Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services or Moody's Investors Service, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
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

As of December 31, 2018, the remaining capacity pursuant to the Unsecured Credit Facility was $221.1 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
As of December 31, 2018, there was approximately $250.0 million outstanding pursuant to the BofA/KeyBank Loan.
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
As of December 31, 2018, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Debt Covenant Compliance
Pursuant to the terms of the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of December 31, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following summarizes the future principal repayments of all loans as of December 31, 2018 per the loan terms discussed above:

December 31, 2018
2019	$—
2020	—
2021	2,178
2022	2,270
2023	2,367
Thereafter	483,240
Total principal	490,055
Unamortized deferred loan costs	(8,100)
Total	$481,955
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
Derivative Instruments
The Company entered into an interest rate swap agreement to hedge the variable cash flows associated with the LIBOR-based variable-rate debt on the Company's Revolving Credit Facility. The interest rate swap was effective for the period from April 1, 2016 to December 12, 2018 with a notional amount of $100.0 million.
Effective as of November 1, 2017, the GCEAR Operating Partnership novated one of its $100.0 million swaps to the Operating Partnership, as a result of the repayment of debt. The terms of the cash flow swap are listed in the table below.
On April 30, 2018, the Company settled the $100.0 million cash flow hedge contract purchased from the GCEAR Operating Partnership, which resulted in the Company receiving a net settlement of approximately $0.1 million.
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
As of December 31, 2018, all of the Company's interest rate swap agreements have matured.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at December 31, 2018 and December 31, 2017:

				Fair Value (1)		Current Effective Notional Amount (2)
Derivative Instrument	Effective Date	Maturity Date/Termination	Interest Strike Rate	December 31,		December 31,
				2018	2017	2018	2017
Interest Rate Swap	4/1/2016	12/12/2018	0.74%	$—	$967	$—	$100,000
Interest Rate Swap	11/1/2017	4/30/2018	1.50%	—	65	—	100,000
Total				$—	$1,032	$—	$200,000

(1)
The Company records all derivative instruments on a gross basis on the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2018, all of the Company's derivatives have matured.

(2)	Represents the notional amount of swap that was effective as of the balance sheet date of December 31, 2018 and December 31, 2017.

The following table sets forth the impact of the interest rate swaps on the consolidated financial statements for the periods presented:

	Year Ended December 31,
	2018	2017
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$281	$428
Amount of (gain) reclassified from AOCI into earnings under “Interest expense”	$(1,233)	$(319)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$20,375	$15,519
6. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities; (ii) "significant other observable inputs;" and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the year ended December 31, 2018.
The following tables set forth the assets/(liabilities) that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2018 and 2017:

	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
Interest Rate Swaps at:
December 31, 2018	$—	$—	$—	$—
December 31, 2017	$1,032	$—	$1,032	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Financial instruments as of December 31, 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loan in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2018. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the years ended December 31, 2018 and 2017.

	December 31, 2018		December 31, 2017
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$120,599	$126,970	$122,928	$126,970

(1)	The carrying value of the AIG Loan does not include deferred financing costs as of December 31, 2018 and 2017 . See Note 4, Debt, for details.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Redemptions payable	$4,866	$2,181
Prepaid rent	4,709	4,304
Other liabilities	3,788	3,132
Accrued property taxes	2,955	3,490
Interest expense payable	2,805	3,013
Leasing commission payable	1,900	3,783
Total	$21,023	$19,903
8. Equity
Status of Offerings
On January 20, 2017, the Company closed the primary portion of the IPO; however, the Company continued to offer shares pursuant to the DRP under the IPO registration statement through May 2017.
On September 20, 2017, the Company commenced the Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively. The Company offered Class T shares, Class S shares, Class D shares and Class I shares in the primary portion of the Follow-On Offering and all seven of its share classes pursuant to the DRP.
On August 16, 2018, the Company’s Board approved the temporary suspension of the primary portion of the Company's Follow-On Offering, effective August 17, 2018, to allow the special committee of the board to evaluate a potential strategic alternative. On December 12, 2018, in connection with the Merger Agreement, the Board of the Company approved the temporary suspension of the DRP and SRP. Redemptions submitted for the fourth quarter of 2018 were honored in accordance with the terms of the SRP, and the SRP was officially suspended as of January 19, 2019. The DRP officially was suspended as of December 30, 2018. Beginning in January 2019, all distributions by the Company were paid in cash. The DRP and SRP shall remain suspended until such time, if any, as the Board of the Company may approve the resumption of the DRP and SRP.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
The following table summarizes shares issued and gross proceeds received for each share class as of December 31, 2018 and outstanding shares as of December 31, 2018 and 2017:

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$2,245	$3	$182	$7,538	$240,780	$474,858	$8,381	$733,987
Gross proceeds from DRP	$26	$—	$3	$187	$26,535	$34,656	$545	$61,952
Shares issued in primary portion of offerings	224,647	264	18,921	786,573	24,199,764	47,562,870	901,225	73,694,264
DRP shares issued	2,664	15	347	19,441	2,794,547	3,650,017	57,433	6,524,464
Stock distribution shares issued	—	—	—	—	263,642	300,166	4,677	568,485
Restricted stock issued	—	—	—	—	—	—	36,000	36,000
Total redemptions	—	—	—	—	(1,528,918)	(1,744,366)	(23,956)	(3,297,240)
Total shares outstanding as of December 31, 2018	227,311	279	19,268	806,014	25,729,035	49,768,687	975,379	77,525,973
Total shares outstanding as of December 31, 2017	4,148	268	268	267,476	25,995,943	49,942,471	964,709	77,175,283
Organizational and Offering Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15.0% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminates or is completed, the Advisor is obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of December 31, 2018, organizational and offering costs relating to the Follow-On Offering were 35.2% (approximately $3.5 million) of gross offering proceeds ($10.0 million), including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering had been terminated on December 31, 2018, the Company would owe the Advisor $1.5 million and the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $2.0 million. Approximately $0.8 million of organizational and offering costs the Advisor is liable for as of December 31, 2018 is deducted from "Due to Affiliates" and the remaining $1.2 million is included in "Due from Affiliates" on the consolidated balance sheet.
Organizational and offering costs incurred as of December 31, 2018, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

December 31, 2018
Cumulative offering costs	$2,975
Cumulative organizational costs	$535
Organizational and offering costs advanced by the Advisor	$2,125
Organizational and offering costs paid by the Company	1,385
Adjustment to organizational and offering costs pursuant to the limitation:
Costs in excess of limit	(2,015)
Organizational and offering costs incurred	$1,495
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock of the same class. No selling commissions, dealer manager fees or stockholder servicing fees are paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under DRP is equal to the NAV per share applicable to the class of shares purchased, calculated as of the distribution date. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC. On December 12, 2018, in connection with the Merger Agreement, the Board of the Company approved the temporary suspension of the DRP. The DRP officially was suspended as of December 30, 2018, and shall remain suspended until such time, if any, as the Board of the Company may approve the resumption of the DRP.
IPO Share Redemption Program
The Company had a share redemption program for holders of Class A, Class AA, and Class AAA shares ("IPO Shares") who held their shares for less than four years, which enabled IPO stockholders to sell their shares back to the Company in limited circumstances ("IPO Share Redemption Program"). On June 4, 2018, the Board of the Company approved the termination of the IPO Share Redemption Program effective as of July 5, 2018. In addition, effective as of such date, the Board amended and restated the SRP in order to allow stockholders of the IPO Shares to utilize the SRP. Accordingly, beginning in July 2018, stockholders of IPO Shares are able to continue to redeem at 100% of the NAV of the applicable share class, subject to the other limitations and conditions of the amended and restated SRP, as noted below.
During the years ended December 31, 2018 and 2017, the Company redeemed shares of its outstanding common stock under the IPO Share Redemption Program as follows:

	Year Ended December 31,
Period	2018	2017
Shares of common stock redeemed	1,306,834	623,499
Weighted average price per share	$9.36	$9.21
During the year ended December 31, 2017, the Company redeemed 623,499 shares of common stock under the IPO Share Redemption Program for approximately $5.7 million at a weighted average price per share of $9.21. During the year ended December 31, 2018, the Company redeemed 1,306,834 shares of common stock under the IPO Share Redemption Program for approximately $12.2 million at a weighted average price per share of $9.36. Since inception, the Company has honored all redemption requests related to the IPO Share Redemption Program and has redeemed a total of 2,097,775 shares of common stock for approximately $19.6 million at a weighted average price per share of $9.34 under this program. The Company has funded all redemptions using proceeds from the sale of IPO Shares pursuant to the DRP.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Share Redemption Program
In connection with the Follow-On Offering, the Company’s Board adopted the SRP for the New Shares (and IPO Shares that have been held for four years or longer). As noted above, subsequently, on June 4, 2018, the Board amended and restated the SRP to allow stockholders of the IPO Shares to utilize the SRP, effective as of July 5, 2018. On December 12, 2018, in connection with the Merger Agreement, the Board of the Company approved the temporary suspension of the SRP. The SRP officially was suspended as of December 30, 2018, and shall remain suspended until such time, if any, as the Board of the Company may approve the resumption of the SRP. Under the SRP, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as common stock subject to redemption on the accompanying consolidated balance sheets. As of December 31, 2018, the quarterly cap was approximately $37.4 million and $4.9 million of common stock was reclassified from common stock to accrued expenses and other liabilities on the consolidated balance sheet as of December 31, 2018.
During the years ended December 31, 2018 and 2017, the Company redeemed shares of its outstanding common stock under the SRP as follows:

	Year Ended December 31,
Period	2018	2017
Shares of common stock redeemed	1,199,464	—
Weighted average price per share	9.62	—
Since inception, the Company has honored all redemption requests related to the SRP and has redeemed a total of 1,199,464 shares of common stock for approximately $11.5 million at a weighted average price per share of $9.62 under this program.
The Company’s Board has the right to modify or suspend the SRP upon 30 days' notice at any time if it deems such action to be in the Company’s best interest. Any such modification or suspension will be communicated to stockholders through the Company’s filings with the SEC. On December 12, 2018, the Company’s Board temporarily suspended the SRP, effective as of January 19, 2019.
Share-Based Compensation
The Company’s Board adopted an Employee and Director Long-Term Incentive Plan (the “Plan”), which provides for the grant of awards to the Company's directors and full-time employees (should the Company ever have employees), directors and full-time employees of the Advisor and affiliate entities that provide services to the Company, and certain consultants that provide services to the Company, the Advisor, or affiliate entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. The term of the Plan is ten years and the total number of shares of common stock reserved for issuance under the Plan will be equal to 10% of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

outstanding shares of stock at any time, not to exceed 10,000,000 shares in the aggregate. As of December 31, 2018, approximately 7,752,597 shares were available for future issuance under the Plan.
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
The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2018, 2017 and 2016 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Section 857(b)(3)(c) of the Code and Treasury Regulation § 1.857-6(e).

	Year Ended December 31,
	2018		2017		2016
Ordinary income	$0.06	10.78%	$0.04	7.90%	$0.31	57.10%
Return of capital	0.49	89.22%	0.51	92.10%	0.24	42.90%
Total distributions paid	$0.55	100.00%	$0.55	100.00%	$0.55	100.00%

9. Noncontrolling Interests

Noncontrolling interests represent limited partnership interests in the Operating Partnership, of which the Company is the general partner. The Operating Partnership issued 20,000 Class A limited partnership units for $10.00 per unit on February 11, 2014 to the Advisor in exchange for the initial capitalization of the Operating Partnership. On February 16, 2018, as elected by the Advisor, the Company issued 123,779 Operating Partnership units for $9.57 per unit to the Advisor for the 50.0% of the 2017 performance distribution allocation that the Advisor elected to receive in Class I limited partnership units. The remaining balance was paid in cash.
As of December 31, 2018, noncontrolling interests were approximately 0.19% of total shares outstanding and 0.16% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following summarizes the activity for noncontrolling interests for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$76	$84	$98
Issuance of limited partnership units	1,185	—	—
Distributions to noncontrolling interests	(70)	(11)	(11)
Net (loss) income allocation	(6)	3	(3)
Other comprehensive loss	(3)	—	—
Ending balance	$1,182	$76	$84
10. Related Party Transactions

Summarized below are the related-party costs incurred by the Company for the years ended December 31, 2018, 2017 and 2016, respectively, and amounts payable as of December 31, 2018 and 2017:

	Incurred as of December 31,			Payable as of December 31,
	2018	2017	2016	2018		2017
Expensed
Acquisition fees and expenses	$—	$—	$6,324	$—		$—
Corporate operating expenses	3,011	2,336	1,622	63		658
Other operating expenses (1)	215	—	—	215		—
Asset management fees (2)	—	8,027	6,413	—		—
Property management fees	1,832	1,799	1,052	157		158
Performance distributions	7,783	2,394	—	7,807		2,394
Advisory Fees	9,316	2,550	—	781		762
Capitalized/Offering
Acquisition fees and expenses (3)	—	1,099	7,606	—		—
Organization and offering expense	1,120	192	—	1,312	(7)	192
Other costs advanced by the Advisor	1,233	662	304	367		285
Selling commissions (4)	66	1,128	11,397	—		—
Dealer manager fees	11	393	3,949	—		—
Stockholder servicing fee (5)	175	660	17,449	8,302		12,377
Distribution fee	10	—	—	—		—
Advisor Advances: (6)
Organization and offering expenses	45	179	2,634	44		8
Dealer manager fees	—	853	8,069	—		62
Total	$24,817	$22,272	$66,819	$19,048		$16,896

(1)	Other operating expenses include costs incurred by the Company's former sponsor, GCC, related to acquisition transactions that failed to close.

(2)	As part of the Follow-On Offering, the Company's new management compensation structure no longer includes asset management fees.

(3)	Effective September 20, 2017, the Advisor is not entitled to acquisition fees, disposition fees or financing fees.

(4)
On September 18, 2017, the Company and the Dealer Manager entered into a dealer manager agreement for the Follow-On Offering. See the "Dealer Manager Agreement" section below for details regarding selling commissions and dealer manager fees.

(5)
The Dealer Manager continues to receive a stockholder servicing fee with respect to Class AA shares as detailed in the Company's IPO prospectus. The stockholder servicing fee is paid quarterly and accrues daily in an amount equal to 1/365th of 1% of the NAV per share of the Class AA shares, up to an aggregate of 4% of the gross proceeds of Class AA shares sold. The Company will cease paying the stockholder servicing fee with respect to the Class AA shares at the earlier of: (i) the date at which the aggregate underwriting compensation from all sources equals 10% of the gross proceeds from the sale of shares in the Company's IPO (excluding proceeds from sales pursuant to the related DRP); (ii) the fourth anniversary of the last day of the fiscal quarter in which the Company's IPO terminated; (iii) the date that such Class AA share is redeemed or is no longer outstanding; and (iv) the occurrence of a merger, listing on a national securities exchange, or an extraordinary transaction.

(6)
Pursuant to the original advisory agreement, commencing November 2, 2015, the Company remained obligated to reimburse the Advisor for organizational and offering costs incurred after such date. Terms of the organizational and offering costs are included in the Company's 2016 Annual Report on Form 10-K filed on March 15, 2017.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

(7)	Excludes amounts in excess of the 15% organization and offering costs limitation. See Note 8, Equity, for additional details.

On September 20, 2017, an affiliated entity of the Company purchased 264 Class T shares, 264 Class S shares, 264 Class D shares, and 263,200 Class I shares in the Follow-On Offering for $2.5 million. As of December 31, 2018, the total outstanding shares owned by affiliates (including DRP) was 279 Class T shares, 279 Class S shares, 282 Class D shares, 281,789 Class I shares, and 286,192 Class A shares.

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
Performance Distribution
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Advisor will hold a special limited partnership interest in the Operating Partnership that entitles it to receive a distribution from the Operating Partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up (terms of the performance distribution allocation are included in the Company's 2017 Annual Report on Form 10-K filed on March 9, 2018). Such distribution will be made annually and accrue daily. On February 16, 2018, the Company paid in cash approximately $1.2 million and issued approximately $1.2 million in Class I limited partnership units to the Advisor. The Advisor elected to receive 50% in cash and the remaining in Class I limited partnership units.
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Company’s Board has determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. For the years ended December 31, 2018 and 2017, the Company’s total operating expenses did not exceed the 2%/25% guideline.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and secretary, Howard S. Hirsch of approximately $0.8 million and $0.7 million, which is partially included in offering costs with the remaining amount included in corporate operating expenses to affiliates for the years ended December 31, 2018 and 2017, respectively, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.1 million and $0.2 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for the years ended December 31, 2018 and 2017, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
In addition, the Company will cease paying the distribution fee on the Class T shares, Class S shares and Class D shares on the earlier to occur of the following: (i) a listing of the Company's shares; (ii) a merger or consolidation with or into another entity, or the sale or other disposition of all or substantially all of the Company's assets, including any liquidation of the Company; or (iii) the date following the completion of the primary portion of the Follow-On Offering on which, in the aggregate, underwriting compensation from all sources in connection with the Follow-On Offering, including selling commissions, dealer manager fees, the distribution fee and other underwriting compensation, is equal to 9.0% of the gross proceeds from the Company's primary offering.
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
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Conflicts of Interest
The Sponsor, Advisor, Property Manager and their officers and certain of their key personnel and their respective affiliates currently serve as key personnel, advisors and managers to GCEAR. Certain of the Company's officers are also officers to some or all of 12 other programs affiliated with the Company's former sponsor, including, Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Phillips Edison Grocery Center REIT III, Inc. ("PECO III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), all of which are publicly-registered, non-traded real estate investment trusts, and Griffin Institutional Access Real Estate Fund ("GIA Real Estate Fund"), and Griffin Institutional Access Credit Fund ("GIA Credit Fund"), both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the Investment Company Act of 1940, as amended (the "1940 Act"). Because these persons have competing demands on their time and resources, they may have conflicts of interest in allocating their time between the Company’s business and these other activities.
Some of the material conflicts that the Advisor or its affiliates will face are: (1) competing demand for time of the Advisor’s executive officers and other key personnel from the Sponsor and other affiliated entities; (2) determining if certain investment opportunities should be recommended to the Company or GCEAR; and (3) influence of the fee structure under the Advisory Agreement and distribution structure of the operating partnership agreement that could result in actions not necessarily in the long-term best interest of the Company's stockholders. The Board has adopted the Sponsor’s acquisition allocation policy as to the allocation of acquisition opportunities among GCEAR and the Company, which is as follows:
The Sponsor will allocate potential investment opportunities to the Company and GCEAR based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on concentration/diversification of each program’s investments; and

•	the income tax effects of the investment to each program.
In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and GCEAR, the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Proposed Merger with GCEAR
On December 14, 2018, the Company, the Operating Partnership, Merger Sub, GCEAR, and the GCEAR Operating Partnership, entered into the Merger Agreement.
Subject to the terms and conditions of the Merger Agreement, (i) GCEAR will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of the Company (the “Company Merger”) and (ii) the Operating Partnership will merge with and into the GCEAR Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the GCEAR Operating Partnership surviving the Partnership Merger. At such time, (x) in accordance with the applicable provisions of the MGCL, the separate existence of GCEAR shall cease and (y) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the Operating Partnership shall cease.
At the effective time of the Company Merger, each issued and outstanding share of GCEAR’s common stock (or fraction thereof), $0.001 par value per share (the “GCEAR Common Stock”), will be converted into the right to receive 1.04807 shares of the Company’s newly created Class E common stock, $0.001 par value per share (the “Class E Common Stock”), and each issued and outstanding share of GCEAR’s Series A cumulative perpetual convertible preferred stock will be converted into the right to receive one share of the Company’s newly created Series A cumulative perpetual convertible preferred stock.
At the effective time of the Partnership Merger, each GCEAR Operating Partnership unit (“OP Units”) outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive 1.04807 Class E OP Units in the surviving partnership and each Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger will convert into the right to receive one OP Unit of like class in the surviving partnership. The special limited partnership interest of the Operating Partnership will be automatically redeemed, canceled and retired as described in the Merger Agreement.
The Merger Agreement provides certain termination rights for the Company and GCEAR. In connection with the termination of the Merger Agreement, under certain specified circumstances, GCEAR may be required to pay the Company a termination fee of $52.2 million and the Company may be required to pay GCEAR a termination fee of $52.2 million.
The Mergers will be accounted for by using the business combination accounting rules, which requires the application of a screen test to evaluate if substantially all the fair value of the acquired properties is concentrated in a single identifiable asset or group of similar identifiable assets to determine whether a transaction is accounted for as an asset acquisition or business combination. In addition, the rules require the identification of the acquirer, the determination of the acquisition date, and the recognition and measurement, at fair value, of the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the consolidated subsidiaries of the acquiree. After consideration of all applicable factors pursuant to the business combination accounting rules, the Mergers are expected to be treated as an asset acquisition under GAAP. As of December 31, 2018, the Company has incurred expenses (as the Company is the acquiree) of $1.9 million in costs related to the Mergers.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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
On December 12, 2018, the Company’s Board declared cash distributions in the amount of $0.00150684932 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period January 1, 2019 through the earlier of March 31, 2019 or the date of consummation of the Company Merger. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
13. Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2018 and 2017:

	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$26,789	$26,297	$26,713	$26,595
Net income (loss)	$804	$(478)	$(757)	$(2,856)
Net income (loss) attributable to common stockholders	$803	$(477)	$(756)	$(2,851)
Net income (loss) per share (1)	$0.01	$(0.01)	$(0.01)	$(0.03)
	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$25,972	$26,546	$27,349	$27,514
Net income	$3,124	$3,365	$3,099	$1,531
Net income attributable to common stockholders	$3,123	$3,364	$3,098	$1,531
Net income per share (1)	$0.04	$0.04	$0.04	$0.03

(1)	Amounts were retroactively adjusted to reflect stock dividends. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).
14. Subsequent Events

Status of the Offering
As of March 11, 2019, the Company had issued 6,689,813 and 1,030,404 shares of the Company’s common stock pursuant to the DRP and Follow-On Offering, respectively, for approximately $63.5 million and $10.0 million, respectively.
Declaration of Distributions

On March 13, 2019, the Company’s Board declared cash distributions in the amount of $0.00150684932 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period commencing on April 1, 2019 and ending on the earlier of (a) June 30, 2019 or (b) the date of the closing of the mergers. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
(Dollars in thousands unless otherwise noted and excluding per share amounts)

DRP
On February 15, 2019, the Company's board of directors determined it was in the best interests of the Company to reinstate the DRP effective with the February distribution paid on or around March 1, 2019.
Issuance of Directors Stock
On March 14, 2019, the Company issued 7,000 shares of restricted stock to each of the Company's independent directors upon each of their respective re-elections to the Company’s board of directors. Half of the restricted shares vested upon issuance, and the remaining half will vest upon the first anniversary of the grant date, subject to the independent director’s continued service as a director during such vesting period.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands unless otherwise noted)

				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition	Gross Carrying Amount at December 31, 2018						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances	Land	Building and Improvements(1)	Building and Improvements	Land	Building and Improvements(1)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Owens Corning	Industrial	NC	$3,300	$575	$5,167	$—	$575	$5,167	$5,742	$657	N/A	3/9/2015	5-40 years
Westgate II	Office	TX	34,200	3,732	55,101	—	3,732	55,101	58,833	8,842	N/A	4/1/2015	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	6,070	1,207	8,936	—	1,207	8,936	10,143	1,362	N/A	4/22/2015	5-40 years
American Express Center	Data Center/Office	AZ	54,900	5,750	113,670	—	5,750	113,670	119,420	24,395	N/A	5/11/2015	5-40 years
MGM Corporate Center	Office	NV	18,180	4,260	28,705	536	4,260	29,241	33,501	4,729	N/A	5/27/2015	5-40 years
American Showa	Industrial	OH	10,320	1,453	15,747	—	1,453	15,747	17,200	2,042	N/A	5/28/2015	5-40 years
Huntington Ingalls	Industrial	VA	—	5,415	29,836	18	5,415	29,854	35,269	3,881	N/A	6/26/2015	5-40 years
Wyndham	Office	NJ	—	5,696	76,532	—	5,696	76,532	82,228	9,219	N/A	6/26/2015	5-40 years
Exel	Distribution Center	OH	—	1,988	13,958	—	1,988	13,958	15,946	2,043	N/A	6/30/2015	5-40 years
Rapiscan Systems	Office	MA	—	2,350	9,482	—	2,350	9,482	11,832	1,584	N/A	7/1/2015	5-40 years
FedEx Freight	Industrial	OH	—	2,774	25,913	—	2,774	25,913	28,687	3,283	N/A	7/22/2015	5-40 years
Aetna	Office	AZ	—	1,853	20,481	—	1,853	20,481	22,334	1,755	N/A	7/29/2015	5-40 years
Bank of America I	Office	CA	—	5,491	23,514	216	5,491	23,730	29,221	5,294	N/A	8/14/2015	5-40 years
Bank of America II	Office	CA	—	9,206	20,204	14	9,206	20,218	29,424	5,214	N/A	8/14/2015	5-40 years
Atlas Copco	Office	MI	—	1,480	16,490	—	1,480	16,490	17,970	2,347	N/A	10/1/2015	5-40 years
Toshiba TEC	Office	NC	—	4,130	36,821	—	4,130	36,821	40,951	4,072	N/A	1/21/2016	5-40 years
NETGEAR	Office	CA	—	20,726	25,887	43	20,726	25,930	46,656	3,470	N/A	5/17/2016	5-40 years
Nike	Office	OR	—	5,988	42,397	81	5,988	42,478	48,466	7,583	N/A	6/16/2016	5-40 years
Zebra Technologies	Office	IL	—	5,238	56,526	—	5,238	56,526	61,764	6,759	N/A	8/1/2016	5-40 years
WABCO	Industrial	SC	—	1,302	12,598	—	1,302	12,598	13,900	1,208	N/A	9/14/2016	5-40 years
IGT	Office	NV	45,300	6,325	64,441	40	6,325	64,481	70,806	4,837	N/A	9/27/2016	5-40 years
3M	Industrial	IL	43,600	5,320	62,247	—	5,320	62,247	67,567	4,561	N/A	10/25/2016	5-40 years
Amazon	Industrial	OH	61,500	5,331	85,770	—	5,331	85,770	91,101	5,493	N/A	11/18/2016	5-40 years
Zoetis	Office	NJ	—	3,375	42,265	—	3,375	42,265	45,640	3,425	N/A	12/16/2016	5-40 years
Southern Company	Office	AL	99,600	6,605	125,602	48	6,605	125,650	132,255	6,902	N/A	12/22/2016	5-40 years
Allstate	Office	CO	—	1,808	14,090	342	1,808	14,432	16,240	1,428	N/A	1/31/2017	5-40 years
MISO	Office	IN	—	3,104	26,014	—	3,104	26,014	29,118	2,185	N/A	5/15/2017	5-40 years
Total (2)			$376,970	$122,482	$1,058,394	$1,338	$122,482	$1,059,732	$1,182,214	$128,570

S-1

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands unless otherwise noted)

(1)	Building and improvements include tenant origination and absorption costs.

(2)	As of December 31, 2018, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $1.1 billion (unaudited).

	Activity for the year ended December 31,
	2018	2017	2016
Real estate facilities
Balance at beginning of year	$1,178,866	$1,133,055	$516,965
Acquisitions	2,923	45,016	615,972
Improvements	580	576	38
Construction-in-progress, net	(155)	219	80
Balance at end of year	$1,182,214	$1,178,866	$1,133,055
Accumulated depreciation
Balance at beginning of year	$83,905	$39,955	$12,061
Depreciation and amortization expense	44,665	43,950	27,894
Balance at end of year	$128,570	$83,905	$39,955
Real estate facilities, net	$1,053,644	$1,094,961	$1,093,100

S-2