Form 10-Q
period 2019-03-31
Griffin Capital Essential Asset REIT II, Inc.
filed 2019-05-15
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________
FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None
As of May 13, 2019, there were 228,505 shares of Class T common stock, 282 shares of Class S common stock, 19,431 shares of Class D common stock, 820,852 shares of Class I common stock, 25,901,509 shares of Class A common stock, 50,103,375 of Class AA common stock, 980,981 shares of Class AAA common stock, and 175,334,674 of Class E common stock of Griffin Capital Essential Asset REIT II, Inc. outstanding.

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
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Available Information

Our company website address is www.gcear.com. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the “News and Filings” subpage of our website, which is accessible by clicking on the tab labeled “News and Filings” on our website home page. In addition, we make available on the “News and Filings” subpage of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Corporate Governance” subpage of our website.

Additionally, the public may read and copy any of the materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$27,634	$28,623
Restricted cash	12,993	12,904
Real estate:
Land	122,482	122,482
Building and improvements	819,224	819,224
Tenant origination and absorption cost	240,364	240,364
Construction in progress	272	144
Total real estate	1,182,342	1,182,214
Less: accumulated depreciation and amortization	(139,599)	(128,570)
Total real estate, net	1,042,743	1,053,644
Intangible assets, net	2,831	2,923
Due from affiliates	1,273	1,202
Deferred rent	32,321	31,189
Other assets, net	5,203	6,850
Total assets	$1,124,998	$1,137,335
LIABILITIES AND EQUITY
Total debt	$492,349	$481,955
Restricted reserves	11,636	11,565
Distributions payable	1,930	3,650
Due to affiliates	12,168	19,048
Below market leases, net	44,979	46,229
Accrued expenses and other liabilities	12,961	21,023
Total liabilities	576,023	583,470
Commitments and contingencies (Note 10)
Common stock subject to redemption	37,274	37,357
Stockholders' equity:
Common Stock, $0.001 par value - Authorized:800,000,000; 77,881,873 and 77,525,973 shares outstanding in the aggregate, as of March 31, 2019 and December 31, 2018, respectively (1)	77	76
Additional paid-in capital	659,998	656,500
Cumulative distributions	(135,813)	(125,297)
Accumulated deficit	(17,593)	(15,953)
Total stockholders' equity	506,669	515,326
Noncontrolling interests	5,032	1,182
Total equity	511,701	516,508
Total liabilities and equity	$1,124,998	$1,137,335

(1)	See Note 7, Equity, for the number of shares outstanding of each class of common stock as of March 31, 2019 and December 31, 2018.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenue:
Rental income	$26,400	$26,789
Expenses:
Property operating	1,861	2,053
Property tax	2,426	2,459
Property management fees to affiliates	481	459
Advisory fees to affiliates	2,339	2,301
Performance distribution allocation to affiliates	1,920	2,061
Acquisition fees and expenses to non-affiliates	379	—
General and administrative	866	760
Corporate operating expenses to affiliates	829	678
Depreciation and amortization	11,029	10,998
Total expenses	22,130	21,769
Income before other income (expenses)	4,270	5,020
Other income (expense):
Interest expense	(5,918)	(4,271)
Other income, net	1	55
Net (loss) income	(1,647)	804
Net loss (income) attributable to noncontrolling interests	7	(1)
Net (loss) income attributable to common stockholders	$(1,640)	$803
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.02)	$0.01
Weighted average number of common shares outstanding, basic and diluted	77,588,872	77,258,928
Distributions declared per common share	$0.14	$0.14
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(1,647)	$804
Other comprehensive (loss) income:
Change in fair value of swap agreement	—	74
Total comprehensive (loss) income	(1,647)	878
Comprehensive loss (income) attributable to noncontrolling interests	7	(1)
Comprehensive (loss) income attributable to common stockholders	$(1,640)	$877

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2017	77,175,283	$76	$656,705	$(82,590)	$(12,672)	$949	$562,468	$76	$562,544
Gross proceeds from issuance of common stock	762,537	1	7,429	—	—	—	7,430	—	7,430
Changes in redeemable common stock	—	—	(6,538)	—	—	—	(6,538)	—	(6,538)
Discount on issuance of common stock	—	—	(1)	—	—	—	(1)	—	(1)
Stock-based compensation	10,500	—	44	—	—	—	44	—	44
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(1,140)	—	—	—	(1,140)	—	(1,140)
Distributions to common stockholders	—	—	—	(22,709)	—	—	(22,709)	—	(22,709)
Issuance of shares for distribution reinvestment plan	2,083,950	2	19,996	(19,998)	—	—	—	—	—
Repurchase of common stock	(2,506,299)	(3)	(23,763)	—	—	—	(23,766)	—	(23,766)
Additions to common stock subject to redemption	—	—	3,768	—	—	—	3,768	—	3,768
Issuance of stock dividends	2	—	—	—	—	—	—	—	—
Issuance of limited partnership units	—	—	—	—	—	—	—	1,185	1,185
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(70)	(70)
Net (loss)	—	—	—	—	(3,281)	—	(3,281)	(6)	(3,287)
Other comprehensive loss	—	—	—	—	—	(949)	(949)	(3)	(952)
Balance December 31, 2018	77,525,973	$76	$656,500	$(125,297)	$(15,953)	$—	$515,326	$1,182	$516,508
Stock-based compensation	10,500	—	106	—	—	—	106	—	106
Offering costs including dealer manager fees and stockholder servicing fees to affiliates	—	—	(13)	—	—	—	(13)	—	(13)
Distributions to common stockholders	—	—	—	(7,193)	—	—	(7,193)	—	(7,193)
Issuance of shares for distribution reinvestment plan	345,400	1	3,322	(3,323)	—	—	—	—	—
Additions to common stock subject to redemption	—	—	83	—	—	—	83	—	83
Issuance of limited partnership units	—	—	—	—	—	—	—	3,904	3,904
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(47)	(47)
Net (loss)	—	—	—	—	(1,640)	—	(1,640)	(7)	(1,647)
Balance March 31, 2019	77,881,873	$77	$659,998	$(135,813)	$(17,593)	$—	$506,669	$5,032	$511,701
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2019	2018
Operating Activities:
Net (loss) income	$(1,647)	$804
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation of building and improvements	5,062	5,031
Amortization of tenant origination and absorption costs	5,967	5,967
Amortization of above and below market leases	(1,158)	(1,158)
Amortization of deferred financing costs	394	274
Deferred rent	(1,132)	(2,935)
Stock based compensation	106	24
Unrealized loss on interest rate swap	—	77
Performance distribution allocation (non-cash)	1,920	1,030
Change in operating assets and liabilities:
Other assets, net	1,646	1,797
Accrued expenses and other liabilities, net	(7,994)	(2,338)
Due to affiliates, net	(3,866)	(60)
Net cash (used in) provided by operating activities	(702)	8,513
Investing Activities:
Restricted reserves	147	(98)
Improvements to real estate	—	(1)
Payments for construction in progress	(270)	(83)
Net cash used in investing activities	(123)	(182)
Financing Activities:
Proceeds from borrowings - Term Loan	10,000	—
Issuance of common stock, net of offering costs	(1,115)	(911)
Financing deposits	—	(5,275)
Repurchase of common stock	—	(1,987)
Distributions paid to common stockholders	(8,941)	(4,943)
Distributions paid to noncontrolling interests	(19)	(3)
Net cash used in financing activities	(75)	(13,119)
Net decrease in cash, cash equivalents and restricted cash	(900)	(4,788)
Cash, cash equivalents and restricted cash at the beginning of the period	41,527	46,050
Cash, cash equivalents and restricted cash at the end of the period	$40,627	$41,262
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase in fair value swap agreement	$—	$74
(Decrease) increase in distribution payable to common stockholders	$(1,748)	$56
Common stock issued pursuant to the distribution reinvestment plan	$3,323	$5,483
Operating partnership units issued	$3,904	$1,185
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation (the “Company”), was formed on November 20, 2013 under the Maryland General Corporation Law (the "MGCL") and qualified as a real estate investment trust (“REIT”) commencing with the year ended December 31, 2015. The Company was organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and has used a substantial amount of the net proceeds from its initial public offering ("IPO") to invest in such properties. The Company’s year end is December 31.
On December 14, 2018, the Company, Griffin Capital Essential Asset Operating Partnership II, L.P. (the "Operating Partnership"), Globe Merger Sub, LLC, a wholly-owned subsidiary of the Company (“Merger Sub”), Griffin Capital Essential Asset REIT, Inc. ("GCEAR"), and Griffin Capital Essential Asset Operating Partnership, L.P. (the "GCEAR Operating Partnership") entered into an Agreement and Plan of Merger (the “Merger Agreement”). On April 30, 2019, pursuant to the Merger Agreement, (i) GCEAR merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company (the “Company Merger”) and (ii) the Operating Partnership merged with and into the GCEAR Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the GCEAR Operating Partnership surviving the Partnership Merger. At such time, (i) in accordance with the applicable provisions of the Maryland General Corporation Law and the Maryland Limited Liability Company Act, the separate existence of GCEAR ceased and (ii) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the Operating Partnership ceased. In addition, on April 30, 2018, following the Partnership Merger, Merger Sub merged into the Company. Much of the historical information regarding the Company's structure and agreements presented in this Note 1 and throughout the rest of these Notes to Consolidated Financial Statements has materially changed because of the Mergers, but did apply as of March 31, 2019. See Note 12, Subsequent Events, for additional details.
Prior to the execution of the Merger Agreement, on December 14, 2018, GCEAR, a non-traded REIT formerly sponsored by Griffin Capital Company, LLC ("GCC"), entered into a series of transactions and became self-managed (the “Self Administration Transaction”) and succeeded to the advisory, asset management and property management arrangements formerly in place for the Company. Accordingly, the sponsor of the Company changed from GCC to Griffin Capital Real Estate Company, LLC (the "Sponsor" or "GRECO") until the Company Merger was consummated. See Note 12, Subsequent Events, for additional details.
Griffin Capital Essential Asset Advisor II, LLC, a Delaware limited liability company (the “Advisor”), was formed on November 19, 2013. GRECO is the sole member of the Advisor. As of December 14, 2018, GRECO is owned by Griffin Capital Essential Asset Operating Partnership, L.P. (the "GCEAR Operating Partnership") and Griffin Capital Essential Asset TRS, Inc., a Delaware corporation. The Advisor was responsible for managing the Company’s affairs on a day-to-day basis and identifying and making acquisitions and investments on behalf of the Company under the terms of the Advisory Agreement (as defined below).
Griffin Capital Securities, LLC (the “Dealer Manager”) is a Delaware limited liability company and is a wholly-owned subsidiary of Griffin Capital, LLC (“GC”), a Delaware limited liability company.  The Company’s former sponsor, GCC, is the sole member of GC. The Dealer Manager is responsible for marketing the Company’s shares offered pursuant to the Company's public offerings.
The Company’s property manager is Griffin Capital Essential Asset Property Management II, LLC, a Delaware limited liability company (the “Property Manager”), which was formed on November 19, 2013 to manage the Company’s properties, or provide oversight of other property managers engaged by the Company or an affiliate of the Company. The Property Manager derives substantially all of its income from the property management services it performs for the Company. The Property Manager is owned by Griffin Capital Property Management, LLC, which is owned by GRECO.
The Operating Partnership owned, directly or indirectly, all of the properties acquired by the Company. The Operating Partnership conducted certain activities through the Company’s taxable REIT subsidiary, Griffin Capital Essential Asset TRS II, Inc., a Delaware corporation (the “TRS”), formed on November 22, 2013, which is a wholly-owned subsidiary of the Operating Partnership. The TRS had no activity as of March 31, 2019.
On September 20, 2017, the Company commenced a follow-on offering of up to $2.2 billion of shares (the "Follow-On Offering"), consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the distribution reinvestment plan ("DRP").

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Pursuant to the Follow-On Offering, the Company offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares, and Class I shares (the “New Shares”) with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees. In connection with the Follow-On Offering, the Company reclassified all Class T and Class I shares sold in its IPO as "Class AA" and "Class AAA" shares, respectively.

On September 20, 2017, the Company entered into an amended and restated advisory agreement (the "Advisory Agreement") with the Advisor and the Operating Partnership, which replaced the original advisory agreement and modified various provisions including the fees and expense reimbursements payable to the Advisor. See Note 9, Related Party Transactions, for additional details.
In connection with the Follow-On Offering, the Company's board of directors (the "Board") adopted an amended and restated DRP effective as of September 30, 2017 to include all of its shares, including the New Shares, under the DRP.
In connection with the Follow-On Offering, the Board adopted a share redemption program for the New Shares (and IPO shares that have been held for four years or longer) (the “SRP”). On June 4, 2018, the Board amended and restated the SRP to allow stockholders of the Company’s IPO shares to utilize the SRP, effective as of July 5, 2018. Prior to that time, the Company had a separate share redemption program for its IPO shares. See Note 7, Equity, for additional details. Under the SRP, stockholders are allowed to redeem their shares after a one-year holding period at a redemption price equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end.
On August 16, 2018, the Board approved the temporary suspension of the primary portion of the Follow-On Offering, effective August 17, 2018. On December 12, 2018, the Company also temporarily suspended the DRP offering and the SRP. Beginning in January 2019, all distributions by the Company were paid in cash. The SRP was officially suspended as of January 19, 2019.
On February 15, 2019, the Board determined it was in the best interests of the Company to reinstate the DRP effective with the February distribution paid on or around March 1, 2019.

2. Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property-owning entity is a wholly-owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2019 and December 31, 2018, common stock equivalents included in dilutive earnings (loss) per share would have been anti-dilutive for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company evaluates all of the properties and interests therein as one reportable segment.
Reclassification of the prior year presentation of rental income and property expense recovery
As described below, rental income and property expense recovery related to the Company's operating leases for which the Company is the lessor qualified for the single component practical expedient and was classified as rental income in the Company's consolidated statements of operations. Prior to the adoption of the new lease accounting standard, the Company classified rental income and property expense recovery separately in the Company's consolidated statements of operations, in accordance with the guidance in effect prior to January 1, 2019. Upon adoption of the new lease accounting standard, the Company comparative statement of operations of prior year have been reclassified to conform to the new single component presentation of rental income and property expense recovery, classified within rental income in the Company's consolidated statements of operations.
The table below provides a reconciliation of the prior period presentation of the statement of operations line items that were reclassified in the Company's consolidated statement of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

Three Months Ended March 31, 2018
Rental income (presentation prior to January 1, 2019)	$22,010
Property expense recovery (presentation prior to January 1, 2019)	4,779
Rental income (presentation effective January 1, 2019)	$26,789
Recently Issued Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases ("ASU No. 2016-02"). ASU No. 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU No. 2016-02 will direct how the Company accounts for payments from the elements of leases that are generally fixed and determinable at the inception of the lease (“Fixed Lease Payments”) while ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09") will direct how the Company accounts for the non-lease components of lease contracts, primarily expense reimbursements (“Non-Lease Payments”) and the accounting for the disposition of real estate facilities. ASU No. 2016-02 was effective beginning in the first quarter of 2019. Early adoption of ASU No. 2016-02 as of its issuance is permitted.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
The FASB has also issued an amendment to the standard that would provide an entity an optional transition method to initially account for the impact of the adoption of the standard with a cumulative adjustment to accumulated earnings (deficit) on January 1, 2019 (the effective date of ASU No. 2016-02), rather than January 1, 2017, which would eliminate the need to restate amounts presented prior to January 1, 2019. Under ASU No. 2016-02, an entity may elect a practical expedient package, which states that: (1) an entity need not reassess whether any expired or existing contracts are leases or contain leases; (2) an entity need not reassess the lease classification for any expired or existing leases; and (3) an entity need not reassess initial direct costs for any existing leases. These three practical expedients are available as a single election that must be elected as a package and must be consistently applied to all existing leases at the date of adoption. The Company elected to adopt the three practical expedients as a single election effective January 1, 2019.
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
ASU No. 2016-02 had no impact on the Company's accounting for Fixed Lease Payments because the Company's accounting policy is consistent with the provisions of the standard. The Company elected to adopt the practical expedient mentioned above, which treats payments for expense reimbursements that qualify as Non-Lease Payments and meet the criteria above as single lease components. Under ASU No. 2016-02, reimbursements relating to property taxes and insurances are Fixed Lease Payments as the payments relate to the right to use the leased assets, while reimbursements relating to maintenance activities and common area expense are Non-Lease Payments and are accounted under ASU No. 2016-02, assuming the Non-Lease Payments meet the criteria above.
Additionally, the Company analyzed its current lease obligations under ASU No. 2016-02 where the Company is the lessee. Since there are no leases where the Company is the lessee, there was no impact on the consolidated financial statements as of March 31, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate
As of March 31, 2019, the Company's real estate portfolio consisted of 27 properties (35 buildings) in 17 states consisting of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet.
Depreciation expense for buildings and improvements for the three months ended March 31, 2019 was $5.1 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs, for the three months ended March 31, 2019 was $6.0 million.
Future Minimum Contractual Rent Payments
The future minimum contractual rent payments pursuant to the current lease terms are shown in the table below. The Company's current leases have expirations ranging from 2021 to 2044.

As of March 31, 2019
Remaining 2019	$59,269
2020	80,495
2021	72,680
2022	73,541
2023	71,311
Thereafter	457,574
Total	$814,870
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

	March 31, 2019	December 31, 2018
In-place lease valuation (above market)	$4,046	$4,046
In-place lease valuation (above market), accumulated amortization	(1,215)	(1,123)
Intangible assets, net	$2,831	$2,923
In-place lease valuation (below market)	$(62,070)	$(62,070)
In-place lease valuation (below market) - accumulated amortization	17,091	15,841
In-place lease valuation (below market), net	$(44,979)	$(46,229)
Tenant origination and absorption cost	$240,364	$240,364
Tenant origination and absorption cost - accumulated amortization	(77,331)	(71,364)
Tenant origination and absorption cost, net	$163,033	$169,000
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation and tenant origination and absorption costs as of March 31, 2019 for the next five years:

Year	In-Place Lease Valuation	Tenant Origination and Absorption Costs
Remaining 2019	$(3,537)	$18,232
2020	$(4,695)	$24,198
2021	$(3,799)	$19,715
2022	$(3,774)	$19,256
2023	$(2,901)	$16,502

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4. Debt
As of March 31, 2019 and December 31, 2018, the Company's debt and related deferred financing costs consisted of the following:

	March 31, 2019	December 31, 2018	Contractual Interest Rate (1)	Payment Type	Loan Maturity	Effective Interest Rate (2)
BofA/KeyBank Loan	$250,000	$250,000	4.32%	Interest Only	May 2028	4.42%
AIG Loan	126,970	126,970	4.15%	Interest Only (3)	November 2025	4.22%
Total Mortgage Debt	376,970	376,970
Term Loan	123,000	113,000	LIBOR + 1.25% (4)	Interest Only	June 2023	3.81%
Revolving credit facility	85	85	LIBOR + 1.30% (4)	Interest Only	June 2023 (5)	4.04%
Total Debt	500,055	490,055
Unamortized deferred financing costs	(7,706)	(8,100)
Total Debt, net	$492,349	$481,955

(1)	The weighted average interest rate as of March 31, 2019 was approximately 4.18% for the Company's fixed-rate and variable-rate debt combined.

(2)	Includes the effect of amortization of deferred financing costs.

(3)	The AIG Loan (as defined below) requires monthly payments of interest only, at a fixed rate, for the first five years and fixed monthly payments of principal and interest thereafter.

(4)	The London Interbank Offered Rate ("LIBOR") as of March 31, 2019 was 2.50%.

(5)
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
Pursuant to the Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility in an initial commitment amount of up to $550 million and a term loan (the "Term Loan") in an initial commitment amount of up to $200 million, which commitments may be increased under certain circumstances up to a maximum total commitment of $1.25 billion. Any increase in the total commitment will be allocated to the revolving credit facility and/or the term loan in such amounts as the Operating Partnership and KeyBank may determine. The revolving credit facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
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
On April 30, 2019, the Company, through the GCEAR Operating Partnership, entered into that certain second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") related to a revolving credit facility and three term loans with a syndicate of lenders, under which KeyBank serves as administrative agent. See Note 12, Subsequent Events, for additional details.
As of March 31, 2019, the remaining capacity pursuant to the Unsecured Credit Facility was $214.4 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Bank of America and KeyBank Loan
On April 27, 2018, the Company, through four SPEs that own the respective four properties noted below and owned by the Operating Partnership, entered into a loan agreement (the "Loan Agreement”) with Bank of America, N.A. and KeyBank (together with their successors and assigns, collectively, the "Lender") in which the Company borrowed $250.0 million (the "BofA/KeyBank Loan").
The Company utilized approximately $249.8 million of the proceeds provided by the BofA/KeyBank Loan to pay down a portion of the revolving credit facility. In connection with this pay down of the revolving credit facility, KeyBank released four of the special purpose entities owned by the Company's Operating Partnership from their obligations as guarantors under the revolving credit facility. The BofA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties with the following tenants: 3M Company, Amazon.com.dedc LLC, Southern Company Services, Inc. and IGT (each, a "Secured Property"). In connection with this transaction, the Company entered into a nonrecourse carve-out guaranty agreement.
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
As of March 31, 2019, there was approximately $250.0 million outstanding pursuant to the BofA/KeyBank Loan.
AIG Loan
On October 22, 2015, six SPEs that are wholly owned by the Operating Partnership entered into promissory notes with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of approximately $127.0 million (the "AIG Loan").
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
As of March 31, 2019, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Debt Covenant Compliance
Pursuant to the terms of the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan, the Company is subject to certain loan compliance covenants. The Company was in compliance with all applicable covenants as of March 31, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2019 and the year ended December 31, 2018.
Financial instruments as of March 31, 2019 and December 31, 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, other accrued expenses, and borrowings. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2019 and December 31, 2018. The fair value of the mortgage loan is estimated by discounting the loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage loan valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt, and there were no transfers into and out of fair value measurement levels during the three months ended March 31, 2019 and for the year ended December 31, 2018.

	March 31, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$120,805	$126,970	$120,599	$126,970
BofA/KeyBank Loan	256,299	250,000	249,566	250,000

(1)	The carrying value of the AIG and BofA/KeyBank Loan Loans do not include deferred financing costs as of March 31, 2019 and December 31, 2018. See Note 4, Debt, for details.
6. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Prepaid rent	$4,305	$4,709
Accrued property taxes	2,446	2,955
Interest expense payable	2,878	2,805
Other liabilities	3,332	10,554
Total	$12,961	$21,023

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7. Equity
Status of Offerings
On January 20, 2017, the Company closed the primary portion of the IPO; however, the Company continued to offer shares pursuant to the DRP under the IPO registration statement through May 2017.
On September 20, 2017, the Company commenced the Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in the Company's primary offering and $0.2 billion of shares pursuant to the DRP. The Company reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively. The Company offered Class T shares, Class S shares, Class D shares, and Class I shares in the primary portion of the Follow-On Offering and all seven of its share classes pursuant to the DRP.
On August 16, 2018, the Board approved the temporary suspension of the primary portion of the Company's Follow-On Offering, effective August 17, 2018, to allow the special committee of the Board to evaluate a potential strategic alternative. On December 12, 2018, in connection with the Merger Agreement, the Board approved the temporary suspension of the DRP and SRP. Redemptions submitted for the fourth quarter of 2018 were honored in accordance with the terms of the SRP, and the SRP was officially suspended as of January 19, 2019. The DRP officially was suspended as of December 30, 2018. Beginning in January 2019, all distributions by the Company were paid in cash.
On February 15, 2019, the Board determined it was in the best interests of the Company to reinstate the DRP effective with the February distribution paid on March 1, 2019.
The SRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP. At this time, the Board intends to reinstate the SRP in the third quarter of 2019, however there is no guarantee that the Board will do so.
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
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table summarizes shares issued and gross proceeds received for each share class as of March 31, 2019 and outstanding shares as of March 31, 2019 and December 31, 2018:

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$2,245	$3	$182	$7,538	$240,780	$474,858	$8,381	$733,987
Gross proceeds from DRP	$33	$—	$4	$215	$27,645	$36,795	$583	$65,275
Shares issued in primary portion of offerings	224,647	264	18,921	786,573	24,199,764	47,562,870	901,225	73,694,264
DRP shares issued	3,454	17	455	22,311	2,909,959	3,872,290	61,378	6,869,864
Stock distribution shares issued	—	—	—	—	263,642	300,166	4,677	568,485
Restricted stock issued	—	—	—	10,500	—	—	36,000	46,500
Total redemptions	—	—	—	—	(1,528,918)	(1,744,366)	(23,956)	(3,297,240)
Total shares outstanding as of March 31, 2019	228,101	281	19,376	819,384	25,844,447	49,990,960	979,324	77,881,873
Total shares outstanding as of December 31, 2018	227,311	279	19,268	806,014	25,729,035	49,768,687	975,379	77,525,973
Organizational and Offering Costs
Pursuant to the Advisory Agreement, in no event will the Company be obligated to reimburse the Advisor for organizational and offering costs incurred in connection with the Follow-On Offering totaling in excess of 15% (including selling commissions, dealer manager fees, distribution fees and non-accountable due diligence expense allowance, but excluding acquisition expenses or any fees, if ever applicable) of the gross proceeds raised in the Follow-On Offering (excluding gross proceeds from the DRP). If the organizational and offering costs exceed such limits discussed above, within 60 days after the end of the month in which the Follow-On Offering terminates or is completed, the Advisor is obligated to reimburse the Company for any excess amounts. As long as the Company is subject to the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association (“NASAA REIT Guidelines”), such limitation discussed above will also apply to any future public offerings. As of March 31, 2019, organizational and offering costs relating to the Follow-On Offering were 37.1% (approximately $3.7 million) of gross offering proceeds ($10.0 million), including selling commissions, dealer manager fees and distribution fees. Therefore, if the Follow-On Offering had been terminated on March 31, 2019, the Company would owe the Advisor $1.5 million and the Advisor would be liable for organizational and offering costs incurred by the Company of approximately $2.2 million. Approximately $0.9 million of organizational and offering costs the Advisor is liable for as of March 31, 2019 is deducted from "Due to Affiliates" and the remaining $1.3 million is included in "Other Assets, net" on the consolidated balance sheet.
Organizational and offering costs incurred as of March 31, 2019, including those incurred by the Company and due to the Advisor, for the Follow-On Offering are as follows:

March 31, 2019
Cumulative offering costs	$3,161
Cumulative organizational costs	$536
Organizational and offering costs advanced by the Advisor	$2,244
Organizational and offering costs paid by the Company	1,453
Adjustment to organizational and offering costs pursuant to the limitation:
Costs in excess of limit	(2,202)
Organizational and offering costs incurred	$1,495
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock of the same class. No selling commissions, dealer manager fees or stockholder servicing fees are paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under DRP is equal to the NAV per share applicable to the class of shares purchased, calculated as of the distribution date. The Company may amend or

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC. On December 12, 2018, in connection with the Merger Agreement, the Board approved the temporary suspension of the DRP. The DRP officially was suspended as of December 30, 2018; on February 15, 2019, the Board determined it was in the best interests of the Company to reinstate the DRP effective with the February distribution paid on March 1, 2019.
IPO Share Redemption Program
The Company had a share redemption program for holders of Class A, Class AA, and Class AAA shares ("IPO Shares") who held their shares for less than four years, which enabled IPO stockholders to sell their shares back to the Company in limited circumstances ("IPO Share Redemption Program"). On June 4, 2018, the Board approved the termination of the IPO Share Redemption Program effective as of July 5, 2018. In addition, effective as of such date, the Board amended and restated the SRP in order to allow stockholders of the IPO Shares to utilize the SRP. Accordingly, beginning in July 2018, stockholders of IPO Shares are able to continue to redeem at 100% of the NAV of the applicable share class, subject to the other limitations and conditions of the amended and restated SRP, as noted below.
During the three months ended March 31, 2019 and 2018, the Company redeemed shares of its outstanding common stock under the IPO Share Redemption Program as follows:

	Three Months Ended March 31,
	2019	2018
Shares of common stock redeemed	—	217,088
Weighted average price per share	$—	$9.15
Share Redemption Program
In connection with the Follow-On Offering, the Board adopted the SRP for the New Shares (and IPO Shares that have been held for four years or longer). As noted above, subsequently, on June 4, 2018, the Board amended and restated the SRP to allow stockholders of the IPO Shares to utilize the SRP, effective as of July 5, 2018. On December 12, 2018, in connection with the Merger Agreement, the Board approved the temporary suspension of the SRP. The SRP officially was suspended as of December 30, 2018, and shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP. Under the SRP, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of March 31, 2019, the quarterly cap was approximately $37.3 million.
During the three months ended March 31, 2019 and 2018, no shares were redeemed.
Since inception, the Company has honored all redemption requests related to the SRP and has redeemed a total of 1,199,464 shares of common stock for approximately $11.5 million at a weighted average price per share of $9.62.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The Board has the right to modify or suspend the SRP upon 30 days' notice at any time if it deems such action to be in the Company’s best interest. Any such modification or suspension will be communicated to stockholders through the Company’s filings with the SEC. On December 12, 2018, the Board temporarily suspended the SRP, effective as of January 19, 2019. At this time, the Board intends to reinstate the SRP in the third quarter, however there is no guarantee that the Board will do so.
8. Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership, of which the Company is the general partner. The Operating Partnership issued 20,000 Class A limited partnership units for $10.00 per unit on February 11, 2014 to the Advisor in exchange for the initial capitalization of the Operating Partnership. On February 14, 2019, as elected by the Advisor, the Company issued 403,266 Operating Partnership units for $9.68 per unit to the Advisor for the 50% of the 2018 performance distribution allocation that the Advisor elected to receive in Class I limited partnership units. The remaining balance was paid in cash.
As of March 31, 2019, noncontrolling interests were approximately 0.70% of total shares outstanding and 0.45% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock).
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
The limited partners of the Operating Partnership will have the right to cause the Operating Partnership to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, the Company may purchase such limited partners' limited partnership units by issuing one share of common stock for each limited partnership unit redeemed. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. Furthermore, limited partners generally may exercise their redemption rights only after their limited partnership units have been outstanding for one year. The limited partnership units are reported on the consolidated balance sheets as noncontrolling interests.
The following summarizes the activity for noncontrolling interests for the three months ended March 31, 2019 and the year ended December 31, 2018:

	Three Months Ended March 31, 2019	Year Ended December 31, 2018
Beginning balance	$1,182	$76
Issuance of limited partnership units (1)	3,904	1,185
Distributions to noncontrolling interests	(47)	(70)
Net loss allocation	(7)	(6)
Other comprehensive loss	—	(3)
Ending balance	$5,032	$1,182

(1)	Issuance of limited partnership units were made to affiliates. See Note 9, Related Party Transactions, for further details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

9. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the three months ended March 31, 2019, and 2018, respectively, and amounts payable as of March 31, 2019 and December 31, 2018:

	Incurred for the Three Months Ended March 31,		Payable as of March 31,		Payable as of December 31,
	2019	2018	2019		2018
Expensed
Corporate operating expenses	$829	$678	$892		$63
Other operating expenses (1)	—	—	215		215
Property management fees	481	459	165		157
Performance distribution allocation	1,920	2,061	1,920		7,807
Advisory fees	2,339	2,301	—		781
Capitalized/Offering
Organization and offering expense	3	240	1,316	(5)	1,312
Other costs advanced by the Advisor	228	71	374		367
Selling commissions (2)	—	11	—		—
Dealer Manager fees	—	45	—		—
Stockholder servicing fee (3)	—	82	7,252		8,302
Distribution fees	5	—	—		—
Advisor advances: (4)
Organization and offering expenses	—	18	34		44
Dealer Manager fees	—	—	—		—
Total	$5,805	$5,966	$12,168		$19,048

(1)	Other operating expenses include costs incurred by the Company's former sponsor, GCC, related to acquisition transactions that failed to close.

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

(5)
Excludes amounts in excess of the15% organization and offering costs limitation, which includes a receivable of approximately $1.3 million from the Company's Advisor and is included in "Due from Affiliates" on the consolidated balance sheet. See Note 7, Equity, for additional details.

On September 20, 2017, an affiliated entity of the Company purchased 264 Class T shares, 264 Class S shares, 264 Class D shares, and 263,200 Class I shares in the Follow-On Offering for $2.5 million. As of March 31, 2019 the total outstanding shares owned by affiliates (including DRP) was 280 Class T shares, 280 Class S shares, 283 Class D shares, 283,016 Class I shares, and 287,449 Class A shares.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Advisory Agreement
In connection with the Follow-On Offering, on September 20, 2017, the Company entered into the Advisory Agreement with the Advisor and the Operating Partnership. The Advisory Agreement is substantially similar to the original advisory agreement, except that the Company will not pay the Advisor any acquisition, financing or other similar fees from proceeds raised in the Follow-On Offering in connection with making investments and will instead pay the Advisor an advisory fee that will be payable in arrears on a monthly basis and accrues daily in an amount equal to 1/365th of 1.25% of the NAV for each class of common stock for each day. As a result of the Mergers, the Company no longer has an external advisor. See Note 12, Subsequent Events, for additional details.
Performance Distribution
So long as the Advisory Agreement has not been terminated (including by means of non-renewal), the Advisor will hold a special limited partnership interest in the Operating Partnership that entitles it to receive a distribution from the Operating Partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up (terms of the performance distribution allocation are included in the Company's 2017 Annual Report on Form 10-K filed on March 9, 2018). Such distribution will be made annually and accrue daily. In February 2019, the Company paid in cash approximately $3.9 million and issued approximately $3.9 million in Class I limited partnership units to the Advisor. The Advisor elected to receive 50% in cash and the remaining in Class I limited partnership units. As a result of the Mergers, the special limited partnership interest that entitled the Operating Partnership to the performance distribution was automatically redeemed, canceled and retired. See Note 12, Subsequent Events, for additional details.
Operating Expenses
The Advisor and its affiliates are entitled to reimbursement for certain expenses incurred on behalf of the Company in connection with providing administrative services, including related personnel costs; provided, however, the Advisor must reimburse the Company for the amount, if any, by which total operating expenses (as defined), including advisory fees, paid during the previous 12 months then ended exceeded the greater of: (i) 2% of the Company’s average invested assets for that 12 months then ended; or (ii) 25% of the Company’s net income, before any additions to reserves for depreciation, bad debts or other expenses connected with the acquisition and disposition of real estate interests and before any gain from the sale of the Company’s assets, for that fiscal year, unless the Board has determined that such excess expenses were justified based on unusual and non-recurring factors. The Advisor may waive or defer all or a portion of these reimbursements or elect to receive Class I shares or Class I units of the Operating Partnership in lieu of these reimbursements at any time and from time to time, in its sole discretion. For the three months ended March 31, 2019 and 2018, the Company’s total operating expenses did not exceed the 2%/25% guideline.
The Company reimbursed the Advisor and its affiliates a portion of the compensation paid by the Advisor and its affiliates for the Company's principal financial officer, Javier F. Bitar, executive vice president, David C. Rupert, and vice president and secretary, Howard S. Hirsch in the amount of approximately $0.23 million and $0.15 million, which is partially included in offering costs with the remaining amount included in corporate operating expenses to affiliates for the three months ended March 31, 2019 and 2018, respectively, for services provided to the Company, for which the Company does not pay the Advisor a fee.
In addition, the Company incurred approximately $0.05 million and $0.01 million in reimbursable expenses to the Advisor for services provided to the Company by certain of its other executive officers for each of the three months ended March 31, 2019 and 2018, respectively. The reimbursable expenses include components of salaries, bonuses, benefits and other overhead charges and are based on the percentage of time each executive officer spends on the Company's affairs.
Dealer Manager Agreement
The Company entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the Dealer Manager. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's IPO, except as it relates to the share classes offered and the fees to be received by the Dealer Manager (terms of the Dealer Manager Agreement are included in the Company's 2018 Annual Report on Form 10-K filed on March 14, 2019).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Distribution Fees
Subject to Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company will pay the Dealer Manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily and is paid monthly in arrears and is calculated based on the average daily NAV for the applicable month (the “Average NAV”) (terms of the distribution fees are included in the Company's 2018 Annual Report on Form 10-K filed on March 14, 2019).
Property Management Agreement
In the event that the Company contracts directly with non-affiliated third party property managers with respect to its individual properties, the Company pays the Property Manager an oversight fee equal to 1.0% of the gross revenues of the property managed, plus reimbursable costs as applicable (terms of the property management agreement are included in the Company's 2018 Annual Report on Form 10-K filed on March 14, 2019). As a result of the Mergers, these fees are now eliminated in consolidation. See Note 12, Subsequent Events, for additional details.
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
The Sponsor will allocate potential investment opportunities to the Company and GCEAR based on the following factors:

•	the investment objectives of each program;

•	the amount of funds available to each program;

•	the financial impact of the acquisition on each program, including each program’s earnings and distribution ratios;

•	various strategic considerations that may impact the value of the investment to each program;

•	the effect of the acquisition on concentration/diversification of each program’s investments; and

•	the income tax effects of the investment on each program.
In the event all acquisition allocation factors have been exhausted and an investment opportunity remains equally suitable for the Company and GCEAR, the Sponsor will offer the investment opportunity to the REIT that has had the longest period of time elapse since it was offered an investment opportunity.
As a result of the Mergers, most of the conflict of interests described above are no longer applicable. In addition, the operating partnership agreement was amended and restated. See Note 12, Subsequent Events, for additional details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

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
As a result of the Mergers, the Company is no longer dependent on the Advisor. See Note 12, Subsequent Events, for additional details.
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
11. Declaration of Distributions
During the quarter ended March 31, 2019, the Company paid cash distributions in the amount of $0.0015068493 per day, before adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period from January 1, 2019 through March 31, 2019. Such distributions payable to each stockholder of record were paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
On March 13, 2019, the Board declared cash distributions in the amount of $0.0015068493 per day, subject to adjustments for class-specific expenses, per Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share, and Class AAA share on the outstanding shares of common stock payable to stockholders of record at the close of business on each day during the period beginning on April 1, 2019 and ending on the earlier of (a) June 30, 2019 or (b) the date of the closing of the Mergers. Such distributions payable to each stockholder of record will be paid on such date after the end of each month during the period as determined by the Company's Chief Executive Officer.
12. Subsequent Events
Status of the Offering
As of May 13, 2019, the Company had issued 7,396,052 and and 1,030,404 shares of the Company’s common stock pursuant to the DRP and Follow-On Offering, respectively, for approximately $70.3 million and $10.0 million, respectively.
Declaration of Distributions
Effective April 30, 2019, the Board declared a cash distribution in the amount of $0.00150684932 per day, subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock payable to stockholders of record at the close of business on each day during the period commencing on May 1, 2019 and ending on June 30, 2019. The Board also declared a stock distribution in the amount of $0.000273973 worth of shares of the applicable class per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock payable to stockholders of record at the close of business on each day during the period commencing on May 1, 2019 and ending on June 30, 2019. Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company's Chief Executive Officer may determine.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Mergers
On April 30, 2019, pursuant to the Merger Agreement, (i) GCEAR merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of the Company and (ii) the Operating Partnership merged with and into the GCEAR Operating Partnership, with the GCEAR Operating Partnership surviving the Partnership Merger. At such time, (i) in accordance with the applicable provisions of the Maryland General Corporation Law and the Maryland Limited Liability Company Act, the separate existence of GCEAR ceased and (ii) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the Operating Partnership ceased. In addition, on April 30, 2018, following the Partnership Merger, Merger Sub merged into the Company.
At the effective time of the Company Merger, each issued and outstanding share of GCEAR’s common stock (or fraction thereof), $0.001 par value per share (the “GCEAR Common Stock”), converted into the right to receive 1.04807 shares of the Company's Class E common stock, $0.001 par value per share (the “Class E Common Stock”), and each issued and outstanding share of GCEAR’s Series A cumulative perpetual convertible preferred stock converted into the right to receive one share of the Company's Series A cumulative perpetual convertible preferred stock. Stockholders of GCEAR who were enrolled in GCEAR's distribution reinvestment plan are automatically enrolled in the Company's DRP, unless such stockholder requests of the Company to not be enrolled in the Company's DRP.
At the effective time of the Partnership Merger, each GCEAR Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive 1.04807 Class E operating units in the surviving partnership and each Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive one operating unit of like class in the surviving partnership. The special limited partnership interest of the Operating Partnership was automatically redeemed, canceled and retired as described in the Merger Agreement.
As of April 30, 2019, the Company owned 124 buildings located on 101 properties in 25 states, encompassing approximately 27.2 million rentable square feet, with a weighted average remaining lease term of 7.48 years.
Fifth Amended and Restated Limited Partnership Agreement of the GCEAR Operating Partnership
On April 30, 2019, in connection with the Partnership Merger, the Company entered into a Fifth Amended and Restated Limited Partnership Agreement of Griffin Capital Essential Asset Operating Partnership, L.P. (the "Operating Partnership Agreement"), which amends and supersedes the Fourth Amended and Restated Limited Partnership Agreement. The Operating Partnership Agreement reflects, among other things, the change of the general partner of the GCEAR Operating Partnership to the Company, the exchange of classes of units of limited partnership interest pursuant to the Partnership Merger, the authorization of additional classes of units of limited partnership interest of the Operating Partnership that were outstanding prior to the Mergers and were issued in connection with the Mergers, and to make other updates to reflect the effects of the Mergers. Terms of the Operating Partnership Agreement are included in the Company's Form 8-K filed on May 1, 2019.
Advisory and Property Management Fees
Prior to the execution of the Merger Agreement, the Company's Advisor and Property Manager provided services to the Company, including asset acquisition and disposition decisions, asset management, operating and leasing of properties, property management, and other general and administrative responsibilities. Subsequent to the Company Merger, advisory or property management fees paid by the Company are intercompany transactions and will be eliminated in consolidation.
Second Amended and Restated Credit Agreement
On April 30, 2019, the Company, through the GCEAR Operating Partnership (the “KeyBank Borrower”), entered into that certain second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") related to a revolving credit facility and three term loans described below (the "Term Loans" and collectively with the revolving credit facility, the "KeyBank Loans") with a syndicate of lenders, under which KeyBank serves as administrative agent, and various notes related thereto. In addition, the Company entered into a guaranty agreement. The Second Amended and Restated Credit Agreement, the various notes, the guaranty agreement, and the various other related documents are collectively referred to herein as the "KeyBank Loan Documents."

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Pursuant to the Second Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of $750 million (the "Revolving Commitment"), an existing five-year term loan (the "2023 Term Loan") in an initial commitment amount of $200 million (the "2023 Term Commitment"), a new five-year term loan (the "2024 Term Loan") in an initial commitment amount of $400 million (the "2024 Term Commitment"), and a new seven-year term loan (the "2026 Term Loan") in an initial commitment amount of $150 million (the "2026 Term Commitment"), which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25 million, and increases of $25 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50 million, provided that at no time will the Revolving Credit Facility be less than $150 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
The Revolving Credit Facility also provides for same day swingline advances to be provided by KeyBank, Bank of America, N.A., and Wells Fargo Bank, N.A., on a pro rata basis, up to $125 million in the aggregate. Such swingline advances will reduce dollar for dollar the availability under the Revolving Credit Facility, and must be repaid within 10 business days.
The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and the KeyBank Borrower pays an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, subject to the terms of the Second Amended and Restated Credit Agreement.
The 2023 Term Loan has an initial term of approximately five years, maturing on June 28, 2023. Payments under the 2023 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2023 Term Loan may not be repaid and reborrowed.
The 2024 Term Loan has an initial term of five years, maturing on April 30, 2024. Payments under the 2024 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2024 Term Loan may not be repaid and reborrowed.
The 2026 Term Loan has an initial term of seven years, maturing on April 30, 2026. Payments under the 2026 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2026 Term Loan may not be repaid and reborrowed.
The KeyBank Loans have an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the Second Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the KeyBank Borrower, the Company, and the Company's subsidiaries, as disclosed in the periodic compliance certificate provided to our administrative agent each quarter. If the KeyBank Borrower obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
The Second Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the Borrower must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:

•	there must be no less than 15 Pool Properties at any time;

•	no greater than 15% of the aggregate pool value may be contributed by a single Pool Property or tenant;

•	no greater than 15% of the aggregate pool value may be contributed by Pool Properties subject to ground leases;

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

•	no greater than 20% of the aggregate pool value may be contributed by Pool Properties which are under development or assets under renovation;

•	the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%; and

•	other limitations as determined by KeyBank upon further due diligence of the Pool Properties.
Borrowing availability under the Second Amended and Restated Credit Agreement is limited to the lesser of (i) an unsecured leverage ratio of no greater than 60%, or (ii) an unsecured interest coverage ratio of no less than 2.00:1.00.
In connection with the KeyBank Loans, the KeyBank Borrower paid closing costs, including arrangement fees, commitment fees and legal fees, of approximately $5.7 million. The KeyBank Borrower will pay KeyBank an administrative agent fee of $25,000 per year. In addition, an unused fee will be payable quarterly which is calculated based on the amount of the unused revolving loan commitments and is equal to 15 basis points if 50% or more of the loan commitments are used or 20 basis points if less than 50% of the loan commitments are used. At the time that the applicable LIBOR margin and base rate margin are determined in accordance with the Borrower's investment grade rating as provided above, the KeyBank Borrower will pay a quarterly facility fee at a rate that is dependent on such rating and is based upon the total commitments.
In the event that any of the 2023 Term Commitment is not advanced on April 30, 2019 (including the amount of any 2023 Term Loans previously advanced under the existing credit agreement), such unadvanced amount will incur an unused fee equal to 0.25% annually multiplied by the average daily amount of the unadvanced portion of the 2023 Term Commitment. Such unused fee will be payable quarterly in arrears and will start accruing on April 30, 2019 and will stop accruing on the first to occur of (a) the date the 2023 Term Commitments are fully advanced, or (b) July 30, 2019.
Guarantors of the KeyBank Loans include us, each special purpose entity that owns a Pool Property, and each of our other subsidiaries which owns a direct or indirect equity interest in a special purpose entity that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require us to comply with the following at all times, which will be tested on a quarterly basis:

•	a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;

•
a minimum consolidated tangible net worth of 75% of our consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including units of operating partnership interests in the KeyBank Borrower), minus 75% of the amount of any payments used to redeem our stock or the KeyBank Borrower's stock or our operating partnership units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in GCEAR in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H) (the "2018 Preferred Equity");

•
upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of our consolidated tangible net worth plus 75% of net future equity issuances (including units of operating partnership interests in the KeyBank Borrower) should we publicly list on the New York Stock Exchange;

•	a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;

•
a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;

•	a minimum unsecured interest coverage ratio of 2.00:1.00;

•	a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value;

•	aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and

•	a maximum payout ratio of not greater than 95% commencing for the quarter ended September 30, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Furthermore, the activities of the KeyBank Borrower, the Company, and the Company's subsidiaries must be focused principally on the acquisition, operation, and maintenance of income producing office and industrial real estate properties. The Second Amended and Restated Credit Agreement contains certain restrictions with respect to the investment activities of the KeyBank Borrower, including, without limitation, the following: (i) unimproved land may not exceed 5% of total asset value; (ii) developments that are pre-leased assets under development may not exceed 20% of total asset value; (iii) investments in unconsolidated affiliates may not exceed 10% of total asset value; (iv) investments in mortgage notes receivable may not exceed 15% of total asset value; and (v) leased assets under renovation may not exceed 10% of total asset value. These investment limitations cannot exceed 25% in the aggregate, based on total asset value, as defined in the Second Amended and Restated Credit Agreement.
Perpetual Convertible Preferred Shares
On April 29, 2019, the Company filed with the State Department of Assessments and Taxation of Maryland Articles Supplementary (“Articles Supplementary”) to its First Articles of Amendment and Restatement (as amended or supplemented, the "Charter") designating 10,000,000 authorized but unissued shares of preferred stock as the Series A Preferred Shares (defined below).
In connection with the Company Merger, on April 30, 2019, the Company issued 5,000,000 shares of its Series A cumulative perpetual convertible preferred stock (the “Series A Preferred Shares”) to holders of GCEAR’s Series A cumulative perpetual convertible preferred stock. Holders of Series A Preferred Shares are entitled to receive distributions quarterly in arrears at an initial annual distribution rate of 6.55%. Holders of Series A Preferred Shares have the right to redeem or convert their shares if certain conditions are not met, as set forth in the applicable Articles Supplementary. The shares of the Company's common stock issuable upon conversion of the Series A Preferred Shares have not been registered under the securities act and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from the registration requirements.
Company Offer
On May 6, 2019, the Company commenced a self-tender offer (the “Company Offer”) for up to $100 million in shares of the Company’s Class A, Class AA, Class AAA, Class T, Class D, Class S, Class I and Class E shares, collectively, par value $0.001 per share, for cash at a purchase price equal to $9.56 per Class A, Class AA or Class AAA share, $9.66 per Class T share, $9.64 per Class D share, $9.65 per Class S share, $9.64 per Class I share, and $9.56 per Class E share. The Company Offer expires on Monday, June 10, 2019, unless extended or withdrawn per the terms of the Company Offer.
Employment Agreements With Officers
In connection with the Mergers and Michael J. Escalante's appointment as Chief Executive Officer of the Company, the Company assumed, from GCEAR, an employment agreement dated December 14, 2018, for Mr. Escalante to serve as GCEAR's Chief Executive Officer and President (the “Escalante Employment Agreement”). The Company assumed GCEAR's obligations under the Escalante Employment Agreement in its entirety. The Escalante Employment Agreement has an initial term of five years and will automatically renew for additional one year periods thereafter, unless either the Company or Mr. Escalante provide advance written notice of its or his intent not to renew or unless sooner terminated in accordance with the terms thereof.
The Company also assumed employment agreements entered into by GCEAR with each of Javier F. Bitar, Howard S. Hirsch, Louis K. Sohn and Scott Tausk. Each of such employment agreements (collectively, the “Employment Agreements”) was entered into on December 14, 2018 and is substantially similar to the material terms of the Escalante Employment Agreement. Terms of the Escalante Employment Agreement and Employment Agreements are included in the Company's Form 8-K filed on May 1, 2019.
Issuance of Restricted Stock Units to Executive Officers
Pursuant to the terms of the Escalante Employment Agreement and the other Employment Agreements, on May 1, 2019, the Company entered into Time-Based Restricted Stock Unit Agreements with each of Messrs. Escalante, Bitar, Hirsch, Sohn and Tausk for the issuance of each of their respective Initial Equity Awards (collectively, the "Restricted Stock Unit Award

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Agreements"), pursuant to which the Company issued restricted stock units to such executive officers under the Employee and Director Long-Term Incentive Plan in the following amounts (the "RSUs"): 732,218 RSUs to Mr. Escalante; 104,603 RSUs to Mr. Bitar; 67,992 RSUs to Mr. Hirsch; 52,301 RSUs to Mr. Sohn; and 52,301 RSUs to Mr. Tausk.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our financial statements and notes thereto contained elsewhere in this report. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should also be read in conjunction with our financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I.
Overview
Griffin Capital Essential Asset REIT II, Inc., a Maryland corporation ("we","us", "our") was formed on November 20, 2013 under the MGCL and qualified as a REIT commencing with the year ended December 31, 2015. We were organized primarily with the purpose of acquiring single tenant net lease properties that are considered essential to the occupying tenant, and expect to use a substantial amount of the net proceeds from our Follow-On Offering to invest in these properties. Our year end is December 31. As of April 30, 2019, we are a self-managed REIT. We have 38 employees.
On September 20, 2017, we commenced our Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to the DRP. We reclassified all Class T and Class I shares sold in the IPO as "Class AA" and "Class AAA" shares, respectively, and offered to the public New Shares of common stock with NAV based pricing in the primary portion of the Follow-On Offering. See Note 9, Related Party Transactions, for additional details on changes in fees to affiliates. The DRP offering included all seven of our share classes. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees.
Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of the NAV. On August 16, 2018, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018. On December 12, 2018, we also temporarily suspended our DRP offering and our SRP. Beginning in January 2019, we paid all distributions in cash. The SRP was officially suspended as of January 19, 2019. We currently intend to recommence our SRP in the third quarter of 2019. On February 15, 2019, our Board determined it was in the best interests to reinstate the DRP effective with the February distribution to be paid on or around March 1, 2019. We intend to recommence our Follow-On Offering in the second or third quarter of 2019.
As of March 31, 2019, our real estate portfolio consisted of 27 properties (35 buildings) consisting substantially of office, industrial, distribution, and data center facilities with a combined acquisition value of $1.1 billion, including the allocation of the purchase price to above and below-market lease valuation, encompassing approximately 7.3 million square feet. Our annualized net rent for the 12-month period subsequent to March 31, 2019 was approximately $78.8 million with approximately 75.7% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our rentable square feet under lease as of March 31, 2019 was 100%, with a weighted average remaining lease term of 9.07 years with average annual rent increases of approximately 2.4%, and a debt to total real estate acquisition value of 44.6%. See Note 12, Subsequent Events, for additional details.
On April 30, 2019, pursuant to the Merger Agreement, (i) GCEAR merged with and into Merger Sub, with Merger Sub surviving as a direct, wholly-owned subsidiary of us and (ii) the Operating Partnership merged with and into the GCEAR Operating Partnership with the GCEAR Operating Partnership surviving the Partnership Merger. At such time, (i) in accordance with the applicable provisions of the Maryland General Corporation Law and the Maryland Limited Liability Company Act, the separate existence of GCEAR ceased and (ii) in accordance with the Delaware Revised Uniform Limited Partnership Act, the separate existence of the Operating Partnership ceased.
At the effective time of the Company Merger, each issued and outstanding share of GCEAR’s common stock (or fraction thereof), $0.001 par value per share, converted into the right to receive 1.04807 shares of our Class E common stock, $0.001 par value per share, and each issued and outstanding share of GCEAR’s Series A cumulative perpetual convertible preferred stock converted into the right to receive one share of our Series A cumulative perpetual convertible preferred stock. Stockholders of GCEAR who were enrolled in GCEAR's distribution reinvestment plan are automatically enrolled in our DRP, unless such stockholder requests us to not be enrolled in our DRP.

At the effective time of the Partnership Merger, each GCEAR Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive 1.04807 Class E operating units in the surviving partnership and each Operating Partnership unit outstanding immediately prior to the effective time of the Partnership Merger converted into the right to receive one operating unit of like class in the surviving partnership. The special limited partnership interest of the Operating Partnership was automatically redeemed, canceled and retired as described in the Merger Agreement.
NAV and NAV per Share Calculation
Our Board, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. As a public company, we are required to issue financial statements generally based on historical cost in accordance with GAAP as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, as explained below, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets and liabilities are calculated for the purposes of determining our NAV per share, the calculation is generally in accordance with GAAP principles set forth in ASC 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry practices, there is no established guidance among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.
In our Follow-On Offering, we offered the New Shares with NAV-based pricing to the public. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV.
We are offering to the public four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares. Our NAV is calculated for each of these classes and our Class A shares, Class AA shares, Class AAA shares and Class E shares after the end of each business day that the New York Stock Exchange is open for unrestricted trading, by our NAV Accountant, ALPS Fund Services, Inc., a third-party firm approved by our Board, including a majority of our independent directors. Our Board, including a majority of our independent directors, may replace our NAV Accountant with another party, if it is deemed appropriate to do so.
At the end of each such trading day, before taking into consideration accrued distributions or class-specific expense accruals, any change in the aggregate company NAV (whether an increase or decrease) is allocated among each class of shares based on each class’s relative percentage of the previous aggregate company NAV plus issuances of shares that were effective the previous trading day. Changes in the aggregate company NAV reflect factors including, but not limited to, unrealized/realized gains (losses) on the fair value of our real property portfolio and our management company, any applicable organization and offering costs and any expense reimbursements, real estate-related assets and liabilities, daily accruals for income and expenses, amortization of transaction costs, and distributions to investors. Changes in our aggregate company NAV also include material non-recurring events, such as capital expenditures and material property acquisitions and dispositions. On an ongoing basis, we will adjust the accruals to reflect actual operating results and the outstanding receivable, payable and other account balances resulting from the accumulation of daily accruals when such financial information is available.
Our most significant source of net income is property income. We accrue estimated income and expenses on a daily basis based on annual budgets as adjusted from time to time to reflect changes in the business throughout the year. For the first month following a property acquisition, we calculate and accrue portfolio income with respect to such property based on the performance of the property before the acquisition and the contractual arrangements in place at the time of the acquisition, as identified and reviewed through our due diligence and underwriting process in connection with the acquisition. For the purpose of calculating our NAV, all organization and offering costs reduce NAV as part of our estimated income and expense accrual. On a periodic basis, our income and expense accruals are adjusted based on information derived from actual operating results.
We will include the fair value of our liabilities as part of our NAV calculation. Our liabilities include, without limitation, property-level mortgages, accrued distributions, the fees payable to the dealer manager, accounts payable, accrued company-level operating expenses, any company or portfolio-level financing arrangements and other liabilities. Liabilities will be valued using widely accepted methodologies specific to each type of liability. Our mortgage debt and related derivatives, if any, will typically be valued at fair value in accordance with GAAP.
Following the calculation and allocation of changes in the aggregate company NAV as described above, NAV for each class is adjusted for accrued distributions and the accrued distribution fee, to determine the current day’s NAV. The purchase price of Class T and Class S shares is equal to the applicable NAV per share plus the applicable selling commission and/or dealer manager fee. Selling commissions and dealer manager fees have no effect on the NAV of any class.
NAV per share for each class is calculated by dividing such class’s NAV at the end of each trading day by the number of shares outstanding for that class on such day.
Under GAAP, we will accrue the full cost of the distribution fee as an offering cost for Class T, Class S, and Class D shares up to the 9.0% limit at the time such shares are sold. For purposes of NAV, we will recognize the distribution fee as a reduction of NAV on a daily basis as such fee is accrued. We intend to reduce the net amount of distributions paid to stockholders by the portion of the distribution fee accrued for such class of shares, so that the result is that although the obligation to pay future distribution fees is accrued on a daily basis and included in the NAV calculation, it is not expected to impact the NAV of the shares because of the adjustment to distributions.
Set forth below are the components of our daily NAV as of March 31, 2019 and December 31, 2018, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	As of March 31, 2019	As of December 31, 2018
Gross Real Estate Asset Value	$1,234,092	$1,229,797
Other Assets, net	18,675	7,131
Mortgage Debt	(500,055)	(490,055)
NAV	$752,712	$746,873

Total Shares Outstanding	78,238,378	77,669,752
NAV per share	$9.62	$9.62

Our independent valuation firm utilized a blend of the direct capitalization and discounted cash flow approach for 6 of the 27 properties in our portfolio and the discounted cash flow approach for the remaining 21 properties in our portfolio with a weighted average of approximately 9.07 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 27 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.25%	6.50%	5.63%
Terminal Capitalization Rate (discounted cash flow approach)	5.50%	9.25%	6.49%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	11.50%	7.23%
The following table sets forth the quarterly changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares:

	Share Classes
	Class T	Class S	Class D	Class I	IPO	OP Units	Total

NAV as of December 31, 2018	$2,202,755	$2,705	$186,402	$7,798,938	$735,297,852	$1,384,751	$746,873,403
Fund level changes to NAV
Realized/unrealized gain on net assets	35,218	43	2,982	124,703	11,750,573	27,285	11,940,804
Dividend accrual	(25,408)	(31)	(2,501)	(109,378)	(10,379,327)	(21,929)	(10,538,574)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(5,541)	(6)	(115)	—	(1,049,974)	(2,163)	(1,057,799)
NAV as of March 31, 2019 before share/unit sale/redemption activity	$2,207,024	$2,711	$186,768	$7,814,263	$735,619,124	$1,387,944	$747,217,834
Unit sale/redemption activity- Dollars
Amount sold	3,631	10	494	13,168	1,573,403	3,903,613	5,494,319
Amount redeemed and to be paid	—	—	—	—	—	—	—
NAV as of March 31, 2019	$2,210,655	$2,721	$187,262	$7,827,431	$737,192,527	$5,291,557	$752,712,153
Shares/units outstanding as of December 31, 2018	227,311	279	19,268	806,014	76,473,101	143,779	77,669,752
Shares/units sold	374	1	51	1,359	163,574	403,267	568,626
Shares/units redeemed	—	—	—	—	—	—	—
Shares/units outstanding as of March 31, 2019	227,685	280	19,319	807,373	76,636,675	547,046	78,238,378
NAV per share/unit as of December 31, 2018	$9.69	$9.69	$9.67	$9.68	$9.62
Change in NAV per share/unit	0.02	0.01	0.02	0.01	—
NAV per share as of March 31, 2019	$9.71	$9.70	$9.69	$9.69	$9.62

Revenue Concentration
The percentage of net rent for the 12-month period subsequent to March 31, 2019, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
Ohio	$10,090	4	12.8%
Illinois	8,913	2	11.3
California	8,844	3	11.2
Alabama	8,564	1	10.9
New Jersey	8,316	2	10.6
Arizona	7,539	2	9.6
Nevada	6,979	2	8.9
Texas	4,201	1	5.3
Oregon	3,332	1	4.2
North Carolina	2,769	2	3.5
All Others (1)	9,240	7	11.7
Total	$78,787	27	100.0%

(1)	All others account for approximately 3.0% or less of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to March 31, 2019, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Consumer Services	$13,095	4	16.6%
Utilities	10,515	2	13.3
Capital Goods	10,490	6	13.3
Technology Hardware & Equipment	9,890	3	12.6
Diversified Financials	5,863	1	7.4
Retailing	5,774	1	7.3
Banks	5,687	2	7.2
Energy	4,201	1	5.3
Consumer Durables and Apparel	3,332	1	4.2
Transportation	3,212	2	4.1
Pharmaceuticals, Biotechnology & Life Sciences	2,896	1	3.7
All Others (2)	3,832	3	5.0
Total	$78,787	27	100.0%

(1)	Industry classification based on the Global Industry Classification Standards.

(2)	All others account for approximately 3.5% or less of total net rent on an individual basis.
The percentage of net rent for the 12-month period subsequent to March 31, 2019, by tenant, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
Southern Company Services, Inc.	$8,564	10.9%
American Express Travel Related Services Company, Inc.	5,863	7.4
Amazon.com.dedc, LLC	5,774	7.3
Bank of America, N.A.	5,687	7.2
Wyndham Worldwide Operations	5,420	6.9
IGT	4,794	6.1
3M Company	4,566	5.8
Zebra Technologies Corporation	4,347	5.5
Wood Group Mustang, Inc.	4,201	5.3
Nike	3,332	4.2
Others (1)	26,239	33.4
Total	$78,787	100.0%

(1)	All others account for approximately 4.0% or less of total net rent on an individual basis.

The tenant lease expirations by year based on net rent for the 12-month period subsequent to March 31, 2019 are as follows (dollars in thousands)

Year of Lease Expiration	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2019 - 2021	$9,019	3	746,900	11.4%
2022	1,211	1	312,000	1.5
2023	6,919	2	658,600	8.8
2024	9,083	4	571,500	11.5
2025	7,605	5	728,800	9.7
2026	9,965	3	1,331,700	12.6
2027 and beyond	34,985	9	2,991,100	44.5
Total	$78,787	27	7,340,600	100.0%

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC. There have been no significant changes to our policies during the three months ended March 31, 2019.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018.
Same Store and Portfolio Analysis
Comparison of the Three Months Ended March 31, 2019 and 2018
For the quarter ended March 31, 2019, our "Same Store" portfolio, which is also our entire portfolio, consisted of 27 properties with an acquisition value of $1.1 billion. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented.
The following table provides a comparative summary of the results of operations for 27 properties for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	26,400	26,789	$(389)	(1)%
Property operating expenses	1,861	2,053	(192)	(9)%
Property tax expense	2,426	2,459	(33)	(1)%
Property management fees to affiliates	481	459	22	5%
Advisory fees to affiliates	2,339	2,301	38	2%
Performance distributions to affiliates	1,920	2,061	(141)	(7)%
Acquisition fees and expenses to non-affiliates	379	—	379	100%
General and administrative expenses	866	760	106	14%
Corporate operating expenses to affiliates	829	678	151	22%
Depreciation and amortization	11,029	10,998	31	0%
Interest expense	5,918	4,271	1,647	39%

Property Operating Expenses
The decrease in property operating expenses of approximately $0.2 million compared to the same period a year ago is primarily the result of a decrease in common area services at one property.
Performance Distributions to Affiliates
The decrease in performance distributions to affiliates of approximately $0.1 million compared to the same period a year ago is primarily the result of a change in the real estate appreciation growth rate used to determine the distribution rate.
Acquisition Fees and Expenses to Non-Affiliates
The increase in acquisition fees and expenses to non-affiliates of approximately $0.4 million compared to the same period a year ago is primarily the result of the costs of the Mergers which occurred on April 30, 2019. See "Overview" in this Item 2 for additional detail.
General and Administrative Expenses
The total increase in general and administrative expenses for the period ended March 31, 2019 compared to the same period a year ago was approximately $0.1 million. The increase is primarily related to the vesting of 10,500 restricted stock units to our independent directors granted in the first quarter of 2019.
Corporate Operating Expenses to Affiliates
The total increase in corporate operating expenses to affiliates for the period ended March 31, 2019 compared to the same period a year ago was approximately $0.2 million. The increase is primarily related to an increase in allocated personnel costs by our Advisor.
Interest Expenses
The increase in interest expenses of approximately $1.6 million compared to the same period a year ago is primarily related to the following: (1) approximately $2.7 million related to the execution of the BofA/KeyBank loan on April 27, 2018; and (2) approximately $1.2 million related to the execution of the term loan on June 30, 2018; offset by (3) a $2.5 million decrease due to the paydown of principal balance of the Revolving Credit Facility.
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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO is a measure used among our peer group, which includes daily NAV REITs. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
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

•
Performance distribution allocation. Prior to the Mergers, our Advisor held a special limited partnership interest in our Operating Partnership that entitled it to receive a special distribution from our Operating Partnership equal to 12.5% of the total return, subject to a 5.5% hurdle amount and a high water mark, with a catch-up. At the election of the advisor, the performance distribution allocation was paid in cash or Class I units in our Operating Partnership. We believe that the distribution, to the extent it is paid in cash, is appropriately included as a component of corporate operating expenses to affiliates and therefore included in FFO and AFFO. If, however, the special distribution was paid in Class I units, management believed the distribution would be excluded from AFFO to more appropriately reflect the on-going portfolio performance and our ability to sustain the current distribution level.

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
Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(1,647)	$804
Adjustments:
Depreciation of building and improvements	5,062	5,031
Amortization of leasing costs and intangibles	5,967	5,967
FFO	$9,382	$11,802
Distributions to noncontrolling interests	(47)	(11)
FFO, net of noncontrolling interest distributions	$9,335	$11,791
Reconciliation of FFO to AFFO
FFO, net of noncontrolling interest distributions	$9,335	$11,791
Adjustments:
Acquisition fees and expenses to non-affiliates	379	—
Revenues in excess of cash received, net	(1,132)	(1,642)
Amortization of below market rent, net	(1,158)	(1,158)
Unrealized loss (gain) on derivatives	—	77
Performance distribution adjustment	1,920	1,030
AFFO	$9,344	$10,098
Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for property acquisitions, either directly or through entity interests, for the payment of operating expenses and distributions, and for the payment of interest on our outstanding indebtedness and other investments. Generally, cash needs for items, other than property acquisitions, will be met from operations and proceeds received from offerings. However, there may be a delay between the sale of our shares and our purchase of properties that could result in a delay in the benefits to our stockholders, if any, of returns generated from our investment operations. We will evaluate potential property acquisitions and engage in negotiations with sellers. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to temporarily invest any unused proceeds from our public offerings in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

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
On August 16, 2018, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective August 17, 2018. On December 12, 2018, we also temporarily suspended our DRP offering and our SRP. Beginning in January 2019, we paid all distributions in cash. The SRP was officially suspended as of January 19, 2019. We intend to recommence our SRP following the recent Mergers. On February 15, 2019, our Board determined it was in the best interests to reinstate the DRP effective with the February distribution to be paid on March 1, 2019. At this time, we intend to recommence our Follow-On Offering in the second or third quarter of 2019.
The following table summarizes shares issued and gross proceeds received for each share class as of March 31, 2019 (dollars in thousands):

	Class
	T	S	D	I	A	AA	AAA	Total
Gross proceeds from primary portion of offerings	$2,245	$3	$182	$7,538	$240,780	$474,858	$8,381	$733,987
Gross proceeds from DRP	$33	$—	$4	$215	$27,645	$36,795	$583	$65,275
Shares issued in primary portion of offerings	224,647	264	18,921	786,573	24,199,764	47,562,870	901,225	73,694,264
DRP shares issued	3,454	17	455	22,311	2,909,959	3,872,290	61,378	6,869,864
Stock distribution shares issued	—	—	—	—	263,642	300,166	4,677	568,485
Restricted stock issued	—	—	—	10,500	—	—	36,000	46,500
Total shares issued prior to redemptions	228,101	281	19,376	819,384	27,373,365	51,735,326	1,003,280	81,179,113
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
Second Amended and Restated Credit Agreement
On April 30, 2019, we, through KeyBank Borrower, entered into that certain Second Amended and Restated Credit Agreement related to a revolving credit facility and Term Loans with a syndicate of lenders, under which KeyBank serves as administrative agent, and various notes related thereto. In addition, we entered into a guaranty agreement.
Pursuant to the Second Amended and Restated Credit Agreement, we were provided with a Revolving Credit Facility in an initial commitment amount of $750 million, the 2023 Term Loan in an initial commitment amount of $200 million, the 2024 Term Loan in an initial commitment amount of $400 million, and the 2026 Term Loan in an initial commitment amount of $150 million, which commitments may be increased under certain circumstances up to a maximum total commitment of

$2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25 million, and increases of $25 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50 million, provided that at no time will the Revolving Credit Facility be less than $150 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
The Revolving Credit Facility also provides for same day swingline advances to be provided by KeyBank, Bank of America, N.A., and Wells Fargo Bank, N.A., on a pro rata basis, up to $125 million in the aggregate. Such swingline advances will reduce dollar for dollar the availability under the Revolving Credit Facility, and must be repaid within 10 business days.
The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and the KeyBank Borrower pays an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, subject to the terms of the Second Amended and Restated Credit Agreement.
The 2023 Term Loan has an initial term of approximately five years, maturing on June 28, 2023. Payments under the 2023 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2023 Term Loan may not be repaid and reborrowed.
The 2024 Term Loan has an initial term of five years, maturing on April 30, 2024. Payments under the 2024 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2024 Term Loan may not be repaid and reborrowed.
The 2026 Term Loan has an initial term of seven years, maturing on April 30, 2026. Payments under the 2026 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2026 Term Loan may not be repaid and reborrowed.
The KeyBank Loans have an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the Second Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the KeyBank Borrower, us, and our subsidiaries, as disclosed in the periodic compliance certificate provided to our administrative agent each quarter. If the KeyBank Borrower obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
The Second Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the Borrower must maintain a Pool Properties that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:

•	there must be no less than 15 Pool Properties at any time;

•	no greater than 15% of the aggregate pool value may be contributed by a single Pool Property or tenant;

•	no greater than 15% of the aggregate pool value may be contributed by Pool Properties subject to ground leases;

•	no greater than 20% of the aggregate pool value may be contributed by Pool Properties which are under development or assets under renovation;

•	the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%; and

•	other limitations as determined by KeyBank upon further due diligence of the Pool Properties.

Borrowing availability under the Second Amended and Restated Credit Agreement is limited to the lesser of (i) an unsecured leverage ratio of no greater than 60%, or (ii) an unsecured interest coverage ratio of no less than 2.00:1.00.
In connection with the KeyBank Loans, the KeyBank Borrower paid closing costs, including arrangement fees, commitment fees and legal fees, of approximately $5.7 million. The KeyBank Borrower will pay KeyBank an administrative agent fee of $25,000 per year. In addition, an unused fee will be payable quarterly which is calculated based on the amount of the unused revolving loan commitments and is equal to 15 basis points if 50% or more of the loan commitments are used or 20 basis points if less than 50% of the loan commitments are used. At the time that the applicable LIBOR margin and base rate margin are determined in accordance with the Borrower's investment grade rating as provided above, the KeyBank Borrower will pay a quarterly facility fee at a rate that is dependent on such rating and is based upon the total commitments.
In the event that any of the 2023 Term Commitment is not advanced on April 30, 2019 (including the amount of any 2023 Term Loans previously advanced under the existing credit agreement), such unadvanced amount will incur an unused fee equal to 0.25% annually multiplied by the average daily amount of the unadvanced portion of the 2023 Term Commitment. Such unused fee will be payable quarterly in arrears and will start accruing on April 30, 2019 and will stop accruing on the first to occur of (a) the date the 2023 Term Commitments are fully advanced, or (b) July 30, 2019.
Guarantors of the KeyBank Loans include us, each special purpose entity that owns a Pool Property, and each of our other subsidiaries which owns a direct or indirect equity interest in a special purpose entity that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require us to comply with the following at all times, which will be tested on a quarterly basis:

•	a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;

•
a minimum consolidated tangible net worth of 75% of our consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including units of operating partnership interests in the KeyBank Borrower), minus 75% of the amount of any payments used to redeem our stock or the KeyBank Borrower's stock or our operating partnership units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the 2018 Preferred Equity;

•
upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of our consolidated tangible net worth plus 75 % of net future equity issuances (including units of operating partnership interests in the KeyBank Borrower) should we publicly list on the New York Stock Exchange;

•	a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;

•
a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;

•	a minimum unsecured interest coverage ratio of 2.00:1.00;

•	a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value;

•	aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and

•	a maximum payout ratio of not greater than 95% commencing for the quarter ended September 30, 2019.
Furthermore, the activities of the KeyBank Borrower, us, and our subsidiaries must be focused principally on the acquisition, operation, and maintenance of income producing office and industrial real estate properties. The Second Amended and Restated Credit Agreement contains certain restrictions with respect to the investment activities of the KeyBank Borrower, including, without limitation, the following: (i) unimproved land may not exceed 5% of total asset value; (ii) developments that are pre-leased assets under development may not exceed 20% of total asset value; (iii) investments in unconsolidated affiliates may not exceed 10% of total asset value; (iv) investments in mortgage notes receivable may not exceed 15% of total asset value; and (v) leased assets under renovation may not exceed 10% of total asset value. These investment limitations cannot exceed 25% in the aggregate, based on total asset value, as defined in the Second Amended and Restated Credit Agreement.

As of March 31, 2019, we were in compliance with all applicable covenants (excluding the Second Amended and Restated Credit Agreement as the agreement was not applicable as of March 31, 2019).
Perpetual Convertible Preferred Share
In connection with the Company Merger, on April 30, 2019, we issued 5,000,000 shares of our Series A Preferred Shares to holders of GCEAR’s Series A cumulative perpetual convertible preferred stock. The shares of our common stock issuable upon conversion of the Series A Preferred Shares have not been registered under the securities act and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from the registration requirements.
See Note 12, Subsequent Events, to the consolidated financial statements for further discussion regarding the Series A Preferred Shares.
Other Potential Future Sources of Capital

Potential future sources of capital include proceeds from our public or private offerings, proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of our properties and undistributed funds from operations. In connection with the Mergers, we entered into a larger unsecured credit facility (see section above). If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon the proceeds of our public offerings and income from operations in order to meet our long-term liquidity requirements and to fund our distributions.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements from proceeds received from our offerings, and operating cash flows generated from our properties and other properties we acquire in the future.
Our cash, cash equivalents and restricted cash balances decreased by approximately $0.9 million during the three months ended March 31, 2019 and were used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. Net cash used by operating activities for the three months ended March 31, 2019 decreased to $0.7 million compared to cash provided by operating activities of approximately $8.5 million for the three months ended March 31, 2018. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2019 increased by $0.4 million to $9.5 million, compared to approximately $9.1 million for the three months ended March 31, 2018. The decrease in cash provided by operating activities primarily related to the change in management compensation to our Advisor.
Investing Activities. During the three months ended March 31, 2019, we used $0.1 million in cash for investing activities compared to $0.2 million used during the same period in 2018.
Financing Activities. During the three months ended March 31, 2019, we used $0.1 million in financing activities compared to $13.1 million during the same period in 2018, an increase in cash provided by financing activities of $13.0 million which is comprised primarily of the following:

•	$10.0 million in additional proceeds from borrowings on the Term Loan;

•	$5.3 million cash used for financing deposits in the prior year and partiallyno offset by;

•	$2.0 million increase in cash used for payment for distributions and repurchases of common stock due to an increase in number of shareholders; and

•	$0.2 million decrease in cash provided by the issuance of common stock, net of discounts and offering costs.

Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our Board. We expect to continue to pay distributions monthly based on daily declaration and record dates so that investors may be entitled to distributions immediately upon purchasing our shares. We expect to regularly pay distributions unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended (the "Code"). The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:

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
Distributions may be funded with operating cash flow, offering proceeds, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. We used sources from prior period cash flows provided by operations to fund cash distributions for the three months ended March 31, 2019. The following table shows distributions declared, distributions paid, and cash flows provided by operating activities during the three months ended March 31, 2019 and the year ended December 31, 2018, excluding stock distributions (dollars in thousands):

	Three Months Ended March 31, 2019			Year Ended December 31, 2018
Distributions paid in cash — noncontrolling interests	$19			$65
Distributions paid in cash — common stockholders	8,941			20,753
Distributions of DRP	3,323			19,998
Total distributions	$12,283	(1)		$40,816
Source of distributions (2)
Paid from cash flows provided by operations	$—		0%	$20,818	51%
Paid from cash flows from prior periods	8,960		73%	—	0%
Offering proceeds from issuance of common stock pursuant to the DRP	3,323		27%	19,998	49%
Total sources	$12,283	(3)	100%	$40,816	100%
Net cash (used in) provided by operating activities	$(702)			$40,955

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total distributions declared but not paid as of March 31, 2019 were approximately $1.9 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2019, we paid and declared distributions of approximately $10.5 million to common stockholders including shares issued pursuant to the DRP and approximately $0.05 million to the limited partners of our Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the three months ended March 31, 2019 of approximately $9.3 million. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through March 31, 2019, we paid approximately $128.9 million of cumulative distributions, including approximately $65.3 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $93.6 million.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2019 (dollars in thousands):

	Payments Due During the Years Ending December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1) (2)	$500,055	$—	$2,178	$127,722	$370,155
Interest on outstanding debt obligations (3)	155,871	15,678	41,807	40,234	58,152
Total	$655,926	$15,678	$43,985	$167,956	$428,307

(1)	Amount relates to principal payments for the outstanding balance on the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at March 31, 2019.

(2)	Deferred financing costs are excluded from total contractual obligations above.

(3)
Projected interest payments are based on the outstanding principal amounts under the Unsecured Credit Facility, BofA/KeyBank Loan and AIG Loan at March 31, 2019. Projected interest payments are based on the interest rate in effect at March 31, 2019.

Off-Balance Sheet Arrangements
As of March 31, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 12, Subsequent Events, to the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
For quantitative and qualitative disclosure about market risk, see Item 7A, “Quantitative and Qualitative Disclosure About Market Risk, of our annual report on Form 10-K for the year ended December 31, 2018. Our exposures to market risk have not changed materially since December 31, 2018.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 as filed with the SEC on March 14, 2019. There have been no material changes from the risk factors set forth in such Annual Report. However, the risks and uncertainties that we face are not limited to those set forth in such Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES
Recent Unregistered Sales of Equity Securities
On March 14, 2019, we issued 7,000 shares of restricted stock to each of Kathleen S. Briscoe, J. Grayson Sanders and Samuel Tang for their services as our independent directors. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
Share Redemption Program
In connection with the Follow-On Offering, our Board adopted the SRP for the New Shares (and IPO shares that have been held for four years or longer). On June 4, 2018, our Board amended and restated the SRP to allow stockholders of our IPO shares to utilize the SRP, effective as of July 5, 2018. Under the SRP, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of our common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
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
As of March 31, 2019, $37.3 million of common stock was available for redemption.
Redemptions
During the three months ended March 31, 2019, no shares were redeemed.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2019, there were no material changes to the procedures by which security holders may recommend nominees to our Board.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT II, Inc. financial information for the period ended March 31, 2019 formatted in XBRL: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT II, INC. (Registrant)
Dated:	May 15, 2019	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)