Form 10-Q
period 2019-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2019-08-14
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-55605
_______________________________________________
Griffin Capital Essential Asset REIT, Inc.
(Exact name of Registrant as specified in its charter)
________________________________________________

Maryland	46-4654479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1520 E. Grand Ave
El Segundo, California 90245
(Address of principal executive offices)
(310) 469-6100
(Registrant’s telephone number)

Griffin Capital Essential Asset REIT II, Inc.
(Former name, former address and former fiscal year, if changed from last report.)
__________________________________________________

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

As of August 12, 2019, there were 244,711 shares of Class T common stock, 286 shares of Class S common stock, 20,683 shares of Class D common stock, 840,357 shares of Class I common stock, 25,082,952 shares of Class A common stock, 48,489,975 of Class AA common stock, 964,011 shares of Class AAA common stock, and 169,346,951 of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
Explanatory Note Regarding Financial Information
In connection with the Mergers, GCEAR was the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful. See Note 1, Organization, for defined terms.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$37,537	$48,478
Restricted cash	33,451	15,807
Real estate:
Land	486,345	350,470
Building and improvements	3,097,966	2,165,016
Tenant origination and absorption cost	744,610	530,181
Construction in progress	25,502	27,697
Total real estate	4,354,423	3,073,364
Less: accumulated depreciation and amortization	(603,362)	(538,412)
Total real estate, net	3,751,061	2,534,952
Investments in unconsolidated entities	26,034	30,565
Intangible assets, net	14,828	17,099
Deferred rent	59,751	55,163
Deferred leasing costs, net	45,909	29,958
Goodwill	229,948	229,948
Due from affiliates	1,638	19,685
Right of use asset	27,106	—
Other assets	36,712	31,120
Total assets	$4,263,975	$3,012,775
LIABILITIES AND EQUITY
Debt, net	$1,935,589	$1,353,531
Restricted reserves	21,653	8,201
Interest rate swap liability	23,245	6,962
Distributions payable	17,123	12,248
Due to affiliates	12,657	42,406
Below market leases, net	32,178	23,115
Lease liability	27,855	—
Accrued expenses and other liabilities	87,828	80,616
Total liabilities	2,158,128	1,527,079
Commitments and contingencies (Note 15)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	37,371	11,523
Noncontrolling interests subject to redemption; 557,189 and 531,161 units as of June 30, 2019 and December 31, 2018, respectively	4,887	4,887
Stockholders’ equity:
Common Stock, $0.001 par value; 700,000,000 shares authorized; 243,610,554 and 174,470,284 shares outstanding in the aggregate, as of June 30, 2019 and December 31, 2018, respectively (1)	244	174
Additional paid-in capital	2,194,174	1,556,770
Cumulative distributions	(636,622)	(570,977)
Accumulated earnings	148,066	128,525
Accumulated other comprehensive loss	(20,452)	(2,409)
Total stockholders’ equity	1,685,410	1,112,083
Noncontrolling interests	253,179	232,203
Total equity	1,938,589	1,344,286
Total liabilities and equity	$4,263,975	$3,012,775

(1)	See Note 10, Equity, for the number of shares outstanding of each class of common stock as of June 30, 2019.

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Rental income	$103,356	$85,991	$179,841	$166,390
Expenses:
Property operating expense	12,858	11,682	24,374	23,005
Property tax expense	9,782	11,140	17,672	22,159
Asset management fees to affiliates	—	5,947	—	11,655
Property management fees to affiliates	—	2,234	—	4,546
Property management fees to non-affiliates	882	—	1,798	—
General and administrative expenses	5,656	1,489	10,189	2,931
Corporate operating expenses to affiliates	450	848	724	1,682
Depreciation and amortization	36,094	31,843	70,871	59,162
Total expenses	65,722	65,183	125,628	125,140
Income before other income and (expenses)	37,634	20,808	54,213	41,250
Other income (expenses):
Interest expense	(20,275)	(13,753)	(34,082)	(27,090)
Management fee revenue from affiliates	1,627	—	6,368	—
Other (loss) income, net	(311)	105	1,480	160
Loss from investment in unconsolidated entities	(460)	(519)	(1,108)	(1,038)
Gain from disposition of assets	—	1,158	—	1,158
Net income	18,215	7,799	26,871	14,440
Distributions to redeemable preferred shareholders	(2,047)	—	(4,094)	—
Net income attributable to noncontrolling interests	(1,880)	(280)	(3,077)	(514)
Net income attributable to controlling interest	14,288	7,519	19,700	13,926
Distributions to redeemable noncontrolling interests attributable to common stockholders	(80)	(88)	(159)	(176)
Net income attributable to common stockholders	$14,208	$7,431	$19,541	$13,750
Net income attributable to common stockholders per share, basic and diluted	$0.06	$0.04	$0.10	$0.08
Weighted average number of common shares outstanding, basic and diluted	226,122,872	167,866,188	200,404,679	169,573,603
Distributions declared per common share	$0.16	$0.17	$0.33	$0.34
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,215	$7,799	$26,871	$14,440
Other comprehensive income (loss):
Equity in other comprehensive income (loss) of unconsolidated joint venture	(89)	9	(178)	236
Change in fair value of swap agreements	(12,713)	740	(20,762)	3,979
Total comprehensive income	5,413	8,548	5,931	18,655
Distributions to redeemable preferred shareholders	(2,047)	—	(4,094)	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(80)	(88)	(159)	(176)
Comprehensive income attributable to noncontrolling interests	(391)	(307)	(180)	(663)
Comprehensive income attributable to common stockholders	$2,895	$8,153	$1,498	$17,816
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2017	179,121,568	$179	$1,561,686	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	—	—	20	—	—	—	20	—	20
Distributions to common stockholders	—	—	—	(17,875)	—	—	(17,875)	—	(17,875)
Issuance of shares for distribution reinvestment plan	1,193,568	1	11,433	(11,434)	—	—	—	—	—
Repurchase of common stock	(1,116)	—	(11)	—	—	—	(11)	—	(11)
Reduction of common stock subject to redemption	—	—	(11,423)	—	—	—	(11,423)	—	(11,423)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	6,319	—	6,319	234	6,553
Other comprehensive income	—	—	—	—	—	3,344	3,344	122	3,466
Balance as of March 31, 2018	180,314,020	$180	$1,561,705	$(483,835)	$117,226	$5,804	$1,201,080	$30,381	$1,231,461
Deferred equity compensation	8,035	—	16	—	—	—	16	—	16
Distributions to common stockholders	—	—	—	(17,831)	—	—	(17,831)	—	(17,831)
Issuance of shares for distribution reinvestment plan	1,171,214	1	11,218	(11,219)	—	—	—	—	—
Repurchase of common stock	(7,022,985)	(7)	(64,257)	—	—	—	(64,264)	—	(64,264)
Reduction of common stock subject to redemption	—	—	53,045	—	—	—	53,045	—	53,045
Redemptions in excess of distribution reinvestment plan	—	—	(17,001)	—	—	—	(17,001)	—	(17,001)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,089)	(1,089)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	7,431	—	7,431	280	7,711
Other comprehensive income	—	—	—	—	—	722	722	27	749
Balance as of June 30, 2018	174,470,284	$174	$1,544,726	$(512,885)	$124,657	$6,526	$1,163,198	$29,595	$1,192,793

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders’ Equity	Non- controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Deferred equity compensation	7,336	—	75	—	—	—	75	—	75
Distributions to common stockholders	—	—	—	(21,803)	—	—	(21,803)	—	(21,803)
Issuance of shares for distribution reinvestment plan	695,872	1	6,672	(6,673)	—	—	—	—	—
Reduction of common stock subject to redemption	—	—	(6,673)	—	—	—	(6,673)	—	(6,673)
Issuance of limited partnership units	—	—	—	—	—	—	—	—	—
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,585)	(4,585)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs on preferred shares	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	5,333	—	5,333	1,197	6,530
Other comprehensive loss	—	—	—	—	—	(6,729)	(6,729)	(1,408)	(8,137)
Balance as of March 31, 2019	174,981,549	$175	$1,556,835	$(599,453)	$133,858	$(9,138)	$1,082,277	$227,394	$1,309,671
Deferred equity compensation	349	—	648	—	—	—	648	—	648
Distributions to common stockholders	—	—	—	(28,363)	—	—	(28,363)	—	(28,363)
Issuance of shares for distribution reinvestment plan	921,864	1	8,805	(8,806)	—	—	—	—	—
Repurchase of common stock	(10,348,142)	(10)	(98,918)	—	—	—	(98,928)	—	(98,928)
Reduction of common stock subject to redemption	—	—	(19,175)	—	—	—	(19,175)	—	(19,175)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Distributions of units to noncontrolling interest	—	—	—	—	—	—	—	269	269
Mergers	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,903)	(4,903)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(181)	—	—	—	(181)	—	(181)
Net income	—	—	—	—	14,208	—	14,208	1,880	16,088
Other comprehensive loss	—	—	—	—	—	(11,314)	(11,314)	(1,489)	(12,803)
Balance as of June 30, 2019	243,610,554	$244	$2,194,174	$(636,622)	$148,066	$(20,452)	$1,685,410	$253,179	$1,938,589
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2019	2018
Operating Activities:
Net income	$26,871	$14,440
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	34,630	28,399
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	36,241	30,763
Amortization of (below) above market leases	(1,768)	528
Amortization of deferred financing costs and debt premium	4,287	1,538
Amortization of swap interest	63	63
Deferred rent	(4,588)	(5,448)
Deferred rent, ground lease	749	—
Termination fee revenue - receivable from tenant, net	(9,001)	(6,304)
Loss (gain) from sale of depreciable operating property	—	(1,158)
Unrealized loss on interest rate swap	—	2
Loss from investment in unconsolidated entities	1,108	1,038
(Gain) loss from investment	465	—
Stock-based compensation	723	36
Performance distribution allocation (non-cash)	(2,604)	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	10,788	682
Restricted reserves	268	242
Accrued expenses and other liabilities	(18,536)	(3,040)
Due to affiliates, net	8,587	1,187
Net cash provided by operating activities	88,283	62,968
Investing Activities:
Cash acquired in connection with the Mergers, net of acquisition costs	25,321	—
Acquisition of properties, net	—	(182,250)
Proceeds from disposition of properties	—	1,383
Real estate acquisition deposits	(1,000)	(3,350)
Reserves for tenant improvements	2,134	69
Payments for construction in progress	(20,612)	(10,928)
Investment in unconsolidated joint venture	—	(3,264)
Distributions of capital from investment in unconsolidated entities	3,245	3,704
Purchase of investments	(8,287)	—
Net cash provided by (used in) investing activities	801	(194,636)
Financing Activities:
Proceeds from borrowings - Term Loan	627,000	—
Proceeds from borrowings - Revolver Loan	175,854	—
Principal payoff of secured indebtedness - EA-1 term loan	(715,000)	—
Principal payoff of secured indebtedness - Mortgage Debt	—	(18,954)
Proceeds from borrowings - Revolver Loan - EA-1	—	96,100
Principal amortization payments on secured indebtedness	(3,252)	(3,319)
Deferred financing costs	(5,737)	(45)
Offering costs	(1,679)	—
Repurchase of common stock	(98,928)	(64,275)
Distributions to noncontrolling interests	(8,111)	(2,362)
Distributions to preferred units subject to redemption	(4,094)	—
Distributions to common stockholders	(48,434)	(35,897)
Net cash used in financing activities	(82,381)	(28,752)
Net increase (decrease) in cash, cash equivalents and restricted cash	6,703	(160,420)
Cash, cash equivalents and restricted cash at the beginning of the period	64,285	214,867
Cash, cash equivalents and restricted cash at the end of the period	$70,988	$54,447

	Six Months Ended June 30,
	2019	2018
Supplemental Disclosures of Significant Non-cash Transactions:
Decrease in fair value swap agreement	$(20,762)	$(3,917)
Increase in distributions payable to common stockholders	$3,532	$(191)
Increase/(decrease) in distributions payable to noncontrolling interests	$1,290	$(13)
Common stock issued pursuant to the distribution reinvestment plan	$15,479	$22,653
Common stock redemptions funded subsequent to period-end	$—	$—
Issuance of limited partnership units	$25,000	$—
Net assets acquired in Merger in exchange for common shares	$751,278	$—
Implied EA-1 common stock and operating partnership units issued in exchange for net assets acquired in Merger	$(751,278)	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$28,366	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.	Organization

Griffin Capital Essential Asset REIT, Inc., formerly known as Griffin Capital Essential Asset REIT II, Inc. (“GCEAR”), is a real estate investment trust (“REIT”) organized primarily with the purpose of acquiring single tenant net lease properties essential to the business operations of the tenant, and has used a substantial amount of the net investment proceeds from its offerings to invest in such properties. GCEAR’s year-end date is December 31.
On December 14, 2018, GCEAR, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”), GCEAR’s wholly-owned subsidiary Globe Merger Sub, LLC (“Merger Sub”), the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“EA-1”), and Griffin Capital Essential Asset Operating Partnership, L.P. (the “EA-1 Operating Partnership”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On April 30, 2019, pursuant to the Merger Agreement, (i) EA-1 merged with and into Merger Sub, with Merger Sub surviving as GCEAR’s direct, wholly-owned subsidiary (the “Company Merger”) and (ii) the GCEAR II Operating Partnership merged with and into the EA-1 Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the EA-1 Operating Partnership (and now known as the “Current Operating Partnership”) surviving the Partnership Merger. In addition, on April 30, 2019, following the Mergers, Merger Sub merged into GCEAR. In connection with the Mergers, each issued and outstanding share of EA-1’s common stock (or fraction thereof) was converted into 1.04807 shares of GCEAR’s newly created Class E common stock, $0.001 par value per share, and each issued and outstanding share of EA-1’s Series A cumulative perpetual convertible preferred stock was converted into one share of GCEAR’s newly created Series A cumulative perpetual convertible preferred stock (the “Series A Preferred Shares”). Also on April 30, 2019, each EA-1 Operating Partnership unit outstanding converted into 1.04807 Class E units in the Current Operating Partnership and each unit outstanding in the GCEAR II Operating Partnership converted into one unit of like class in the Current Operating Partnership (the “OP Units”). On April 30, 2019, GCEAR issued approximately 174,981,547 Class E shares and 5,000,000 shares of Series A Preferred Shares. Immediately following the consummation of the Mergers, GCEAR had 252,863,421 shares of common stock outstanding, and 5,000,000 shares of Series A Preferred Shares outstanding and the Current Operating Partnership had 284,533,435 OP Units outstanding.
In connection with the Mergers, GCEAR was the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 4, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean EA-1 and one or more of EA-1’s subsidiaries for periods prior to the Mergers, and GCEAR and one or more of GCEAR’s subsidiaries for periods following the Mergers. Certain historical information of GCEAR is included for background purposes.
Prior to the Mergers, on December 14, 2018, EA-1 and the EA-1 Operating Partnership entered into a series of transactions, agreements, and amendments to EA-1’s existing agreements and arrangements (such agreements and amendments hereinafter collectively referred to as the “Self Administration Transaction”), with EA-1’s former sponsor, Griffin Capital Company, LLC (“GCC”), and Griffin Capital, LLC (“GC LLC”), pursuant to which GCC and GC LLC contributed to the EA-1 Operating Partnership all of the membership interests of Griffin Capital Real Estate Company, LLC (“GRECO”) and certain assets related to the business of GRECO, in exchange for 20,438,684 units of limited partnership in the EA-1 Operating Partnership and additional limited partnership units as earn-out consideration. As a result of the Self Administration Transaction, EA-1 became self-managed and acquired the advisory, asset management and property management business of GRECO. As part of the Self Administration Transaction, EA-1 entered into a series of agreements and amendments to existing agreements which were assumed by GCEAR pursuant to the Mergers.
On December 12, 2018, in connection with the Mergers, the board of directors (the “Board”) of the Company approved the temporary suspension of the distribution reinvestment plan (“DRP”) and share redemption program (“SRP”) (the board of directors of EA-1 also approved the temporary suspension of its distribution reinvestment plan and share redemption program on such date). During the quarter ended September 30, 2018, the Company reached the 5% annual limitation of the SRP for 2018 and, therefore, redemptions submitted for the fourth quarter of 2018 were not processed. The DRP was officially suspended as of December 30, 2018, and the SRP was officially suspended as of January 19, 2019. All December 2018 distributions were paid in cash only. On February 15, 2019, the Board determined it was in the best interests of the Company to reinstate the DRP effective with the February distributions paid on or around March 1, 2019. On June 12, 2019, the Board

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
1.    Organization (continued)

approved, effective as of July 13, 2019, (i) the reinstatement of the SRP; and (ii) the inclusion of the Company’s Class E shares in the SRP, such that holders of the Company’s Class E shares may utilize the SRP and redeem their shares under the SRP subject to certain limitations and conditions as described in the SRP. Stockholders of EA-1 who were enrolled in EA-1’s distribution reinvestment plan were automatically enrolled in the Company’s DRP, unless such stockholder requested to not be enrolled in the Company’s DRP.
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its DRP. Pursuant to the Follow-On Offering, GCEAR offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares, and Class I shares with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees. On August 16, 2018, the board of directors of GCEAR approved the temporary suspension of the primary portion of the Follow-On Offering, effective August 17, 2018. On June 12, 2019, the Board approved the reinstatement of the primary portion of the Follow-On Offering, effective June 18, 2019.
The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of June 30, 2019, the Company owned approximately 88.5% of the limited partnership units of the Current Operating Partnership. As a result of the contribution of five properties to the Company and the Self Administration Transaction, the former sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 10% of the limited partnership units of the Current Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of June 30, 2019. The remaining approximately 1.5% limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Current Operating Partnership have been redeemed during the six months ended June 30, 2019 and the year ended December 31, 2018. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.
As of June 30, 2019, the Company had issued 277,814,656 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $2.7 billion from the sale of shares in its various private offerings, public offerings, and DRP offerings. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015. There were 243,610,554 shares of common stock outstanding as of June 30, 2019, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP. As of June 30, 2019 and December 31, 2018, the Company had issued approximately $268.1 million and $252.8 million in shares pursuant to the DRP, respectively. As of June 30, 2019, 77,691,333 shares subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

2.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

The consolidated financial statements of the Company include all accounts of the Company, the Current Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly-owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2019 and December 31, 2018, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC Topic 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Recently Issued Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principals for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 was subsequently amended by the following updates: (i) ASU 2018-10, Leases: Codification Improvements to Topic 842, (ii) ASU 2018-11, Leases: Targeted Improvements, (iii) ASU 2018-20, Leases: Narrow Scope Improvements for Lessors and (iv) ASU 2019-01, Leases: Codification Improvements (collectively referred to as “ASC 842”). ASC 842 supersedes prior lease accounting guidance contained in ASC 840, Leases (“ASC 840”).
On January 1, 2019, the Company adopted ASC 842 using the modified retrospective approach and elected to apply the provisions as of the date of adoption on a prospective basis. In making this election, the Company has continued to apply ASC 840 to comparative periods, including providing disclosures required by ASC 840 for these periods, and the Company recognized the effects of applying ASC 842 as a cumulative-effect adjustment to retained earnings as of January 1, 2019, as described below under “Lessor”.
Upon adoption of ASC 842, the Company elected the “package of practical expedients” which allowed the Company to not reassess (a) whether expired or existing contracts as of January 1, 2019 are or contain leases, (b) the lease classification for any expired or existing leases as of January 1, 2019, and (c) the treatment of initial direct costs relating to any existing leases as of January 1, 2019. The package of practical expedients was made as a single election and was consistently applied to all leases that commenced before January 1, 2019.
Lessor
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As the Company elected the package of practical expedients, the Company's existing leases as of January 1, 2019 continue to be accounted for as operating leases.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

2.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

Upon adoption of ASC 842, the Company elected the practical expedient permitting lessors to elect by class of underlying asset to not separate nonlease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to the Company's operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented all rental income earned pursuant to operating leases, including property expense recovery, as a single line item “Rental income” in the consolidated statement of operations for the three and six months ended June 30, 2019. Prior to the adoption of ASC 842, the Company presented rental income, property expense recovery and other income related to leases separately in the Company's consolidated statements of operations. For comparability, the Company adjusted the comparative consolidated statement of operations for the three and six months ended June 30, 2018 to conform to the 2019 financial statement presentation.
Under ASC 842, lessors are required to record revenues and expenses on a gross basis for lessor costs (which include real estate taxes) when these costs are reimbursed by a lessee. Conversely, lessors are required to record revenues and expenses on a net basis for lessor costs when they are paid by a lessee directly to a third party on behalf of the lessor. Prior to the adoption of ASC 842, the Company recorded revenues and expenses on a gross basis for real estate taxes whether they were reimbursed to the Company by a tenant or paid directly by a tenant to the taxing authorities on the Company's behalf. Effective January 1, 2019, the Company is recording these costs in accordance with ASC 842.
Lessee
ASC 842 requires lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset (“ROU asset”), which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASC 842 also requires lessees to classify leases as either finance or operating leases based on whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification is used to evaluate whether the lease expense should be recognized based on an effective interest method or on a straight-line basis over the term of the lease.
The Company is the lessee on two ground lease and one office space lease, which were classified as operating leases under ASC 840. As the Company elected the packages of practical expedients, the Company is not required to reassess the classification of these existing leases and as such, these leases continue to be accounted for as operating leases. In the event the Company modifies existing leases or enters into new leases in the future, such leases may be classified as finance leases.
On January 1, 2019, the Company recognized ROU assets and lease liabilities for these leases on the Company's consolidated balance sheets, and on a go-forward basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. On January 1, 2019, the Company recorded a ROU asset of $28.4 million and a corresponding liability relating to the Company's existing ground lease arrangements and wrote-off approximately $2.4 million in deferred rent, included primarily in "Other (loss) income, net" in the consolidated statements of operations. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rates used to determine the present value of these operating leases’ future payments were 3.94% and 5.36%.
Upon adoption of ASC 842, the Company also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components for the Company's ground and office space leases.
Reclassification of the prior year presentation of rental income and property expense recovery
As described below, rental income, termination income and property expense recovery related to the Company's operating leases for which the Company is the lessor qualified for the single component practical expedient and was classified as rental

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

2.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

income in the Company's consolidated statements of operations. Prior to the adoption of the new lease accounting standard, the Company classified rental income, termination income and property expense recovery separately in the Company's consolidated statements of operations, in accordance with the guidance in effect prior to January 1, 2019. Upon adoption of the new lease accounting standard, the Company's comparative statements of operations from the prior period have been reclassified to conform to the new single component presentation of rental income, termination income and property expense recovery, classified within rental income in the Company's consolidated statements of operations.
The table below provides a reconciliation of the prior period presentation of the statement of operations line items that were reclassified in the Company's consolidated statement of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Presentation prior to January 1, 2019
Lease income	$61,488	$121,573
Property expense recovery	18,199	35,811
Lease termination income	6,304	9,006
Rental income	$85,991	$166,390

3.	Self Administration Transaction
Overview
Fair Value of Consideration Transferred
The Company accounted for the Self Administration Transaction as a business combination under the acquisition method of accounting.
Under the terms of the Self Administration Transaction, the following consideration was given in exchange for 100% of the membership interests in GRECO:

Amount
Fair value of EA-1 Operating Partnership units issued	$205,000
Fair value of earn-outs	29,380
Accrued liabilities:
Executive deferred compensation plan	7,795
Other liabilities	11,890
Total consideration	254,065
Less: accounts receivable from affiliates and other assets	(19,878)
Net consideration	$234,187
The Company issued 20.4 million limited partnership units with an estimated fair value per unit of $10.03 at the time of the transaction. The terms of the Self Administration Transaction included two earn-outs structured with an estimated fair value obligation of approximately $29.4 million.
Assets Acquired and Liabilities Assumed
The Self Administration Transaction was accounted for using the acquisition method of accounting under ASC 805, Business Combinations, which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3.	Self Administration Transaction (continued)

During the six months ended June 30, 2019, the allocation of the Self Administration Transaction purchase price is considered preliminary. The Company is continuing to gather additional information to finalize the fair values of the assets and liabilities acquired. The following table summarizes the preliminary purchase price allocation:

Amount
Assets:
Accounts receivable from affiliates and other assets	$19,878
Management contract intangibles	4,239
Goodwill	229,948
Total assets acquired	254,065
Liabilities:
Earn-outs (due to affiliates)	29,380
Executive deferred compensation plan	7,795
Other liabilities	11,890
Total liabilities assumed	49,065
Net assets acquired	$205,000
The intangible assets acquired primarily consist of property management and advisory contracts that the Company, as advisor and property manager through certain subsidiaries, had with GCEAR. The value of the contracts was determined based on a discounted cash flow valuation of the projected revenues of the acquired contracts. The contracts are subject to an estimated useful life of approximately three months. As of June 30, 2019, the management and advisory contracts were fully amortized.
The allocation of the purchase price was based on management’s assessment, which may change in the future as more information becomes available and could have an impact on the unaudited pro forma financial information presented below. Subsequent adjustments made to the purchase price allocation upon the completion of the Company's fair value assessment process will not exceed one year from the acquisition date. The allocation of the purchase price above required a significant amount of judgment and represented management’s best estimate of the fair value as of the acquisition date.
Goodwill
In connection with the Self Administration Transaction, the Company recorded goodwill of $229.9 million as a result of the consideration exceeding the fair value of the net assets acquired. Goodwill represents the estimated future benefits arising from other assets acquired that could not be individually identified and separately recognized. The goodwill recorded represents the Company's acquired workforce and its ability to generate additional opportunities for revenue and raise additional funds.
Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Self Administration Transaction and Mergers occurred in 2018 and had been included in operations as of January 1, 2018. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

Six Months Ended June 30, 2018
Revenue	$166,390
Net income	$32,989
Net income attributable to noncontrolling interests	$5,001
Net income attributable to common stockholders (1)	$27,812
Net income attributable to common stockholders per share, basic and diluted	$0.16

(1)
Amount is net of net income attributable to noncontrolling interests, distributions to redeemable noncontrolling interests attributable to common stockholders and distributions to preferred shareholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4.     Real Estate
As of June 30, 2019, the Company’s real estate portfolio consisted of 101 properties in 25 states consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the six months ended June 30, 2019 was $34.6 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the six months ended June 30, 2019 was $36.2 million.
2019 Acquisitions
The Mergers were accounted for as an asset acquisition under ASC 805, Business Combinations, with EA-1 treated as the accounting acquirer and the Mergers accounted for as a reverse acquisition. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 350, Intangibles. Based on an evaluation of the relevant factors and the guidance in ASC 805 requiring significant management judgment, the entity considered the acquirer for accounting purposes is not the legal acquirer. In order to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the board of directors, management composition, existence of a premium as it applies to the exchange ratio, relative size, transaction initiation, operational structure, relative composition of employees, surviving brand and name, and other factors. The strongest factor identified was the relative size of EA-1 and GCEAR. Based on financial measures, EA-1 was a significantly larger entity than GCEAR and its stockholders hold the majority of the voting shares of the Company.
The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of the Company as of the effective time of the Mergers were recorded at their respective relative fair values and added to those of EA-1. Transaction costs incurred by EA-1 were capitalized in the period in which the costs were incurred and services were received. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 805.
Upon the effective time of the Mergers on April 30, 2019, each of EA-1's 167.0 million issued and outstanding shares of common stock were converted into the right to receive 1.04807 newly issued shares of the Class E Common Stock of the Company. GCEAR's 78.1 million issued and outstanding shares of common stock remained outstanding as of April 30, 2019. As the Mergers were accounted for as a reverse acquisition, the total consideration transferred was computed by dividing the Company's outstanding shares as of April 30, 2019 by the exchange ratio of 1.04807 and multiplied by EA-1’s estimated value per share of $10.02 (including transaction costs) as of April 30, 2019. Consideration transferred is calculated as such (in thousands except share and per share data):

GCEAR's common shares outstanding as of April 30, 2019	78,054,934
Exchange ratio	1.04807
Implied EA-1 common stock issued in consideration	74,474,924

GCEAR's operating partnership units outstanding as of April 30, 2019	527,045
Exchange ratio	1.04807
Implied EA-1 operating partnership units issued in consideration	502,872
EA-1's net asset value per share as of April 30, 2019	$10.02
Total consideration	$751,278

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

The following table summarizes the final purchase price allocation based on a valuation report prepared by the Company's third-party valuation specialist that was subject to management's review and approval:

Amount
Assets:
Cash assumed	$35,659
Land	135,875
Building and improvements	912,164
Tenant origination and absorption cost	214,428
Intangibles	3,627
Construction in progress	263
Other assets	8,188
Total assets	1,310,204
Liabilities:
Debt (net of $1.1 million premium)	498,906
Below market leases	12,476
Due to Affiliates	8,804
Distribution payable	1,854
Restricted reserves	11,050
Accounts payable and other liabilities	15,498
Total liabilities	548,588
Fair value of net assets acquired	761,616
Less: EA-1's Merger expenses	10,338
Fair value of net assets acquired, less EA-1's Merger expenses	$751,278
Merger-related expenses
In connection with the Mergers, the Company incurred various transaction and administrative costs. These costs included advisory fees, legal, tax, accounting, valuation fees, and other costs. These costs were capitalized as a component of the cost of the assets acquired. The costs that were obligations of GCEAR and expensed prior to the Mergers are not included in the Company's consolidated statements of operations.
The following is a breakdown of the Company's costs incurred during the six months ended June 30, 2019 related to the Mergers:

Amount
Advisory and valuation fees	$8,592
Legal, accounting and tax fees	1,384
Other fees	362
Total Merger-related fees	$10,338
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the six months ended June 30, 2019, the Company used a discount rate of 6.25% to 11.75%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

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
The following summarizes the purchase price allocations of the properties acquired during the six months ended June 30, 2019:

Acquisition	Land	Building	Improvements	Tenant origination and absorption costs	In-place lease valuation - above market	In-place lease valuation - (below) market	Total (1)	2019 Revenue (2)
Mergers	$135,875	$849,236	$62,928	$214,428	$3,627	$(12,476)	$1,253,618	$16,493

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

(2)	The operating results of the properties acquired in the Mergers have been included in the Company's consolidated statement of operations since the acquisition date of April 30, 2019.

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation and tenant origination and absorption cost, net of the write-off of intangibles, as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
In-place lease valuation (above market)	$46,363	$42,736
In-place lease valuation (above market) - accumulated amortization	(33,639)	(31,995)
In-place lease valuation (above market), net	12,724	10,741

Ground leasehold interest (below market)	2,254	2,255
Ground leasehold interest (below market) - accumulated amortization	(150)	(137)
Ground leasehold interest (below market), net	2,104	2,118
Intangibles - other	—	4,240
Intangible assets, net	$14,828	$17,099

In-place lease valuation (below market)	$(67,622)	$(55,147)
In-place lease valuation (below market) - accumulated amortization	35,444	32,032
In-place lease valuation (below market), net	$(32,178)	$(23,115)

Tenant origination and absorption cost	$744,610	$530,181
Tenant origination and absorption cost - accumulated amortization	(326,520)	(296,201)
Tenant origination and absorption cost, net	$418,090	$233,980

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of June 30, 2019 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
Remaining 2019	$(1,872)	$35,936	$27	$4,496
2020	$(1,813)	$68,322	$27	$5,837
2021	$(1,952)	$60,341	$27	$6,446
2022	$(2,434)	$57,000	$27	$6,414
2023	$(2,441)	$51,692	$27	$6,351
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
Restricted Cash
In conjunction with the acquisition of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to each tenant’s respective lease as follows:

	Balance as of
	June 30, 2019	December 31, 2018
Cash reserves	$27,535	$12,945
Restricted lockbox	5,916	2,862
Total	$33,451	$15,807

5.	Investments in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through a special purpose entity, wholly owned by the Current Operating Partnership, formed a joint venture (the "Heritage Common X") for the construction and ownership of a four-story Class "A" office building with a net rentable area of approximately 200,000 square feet located in Fort Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property was completed in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA. The total project budget was $48.1 million, which was funded via a $41.4 million construction loan (including interest payable), and approximately $6.7 million of equity contributed by the members of the joint venture.
As of June 30, 2019, the Company had an ownership interest of approximately 45% in the Heritage Common X joint venture. The Company's equity contributions consisted of $3.1 million, provided during the initial creation of Heritage Common X.
The property was sold subsequent to June 30, 2019. See Note 17, Subsequent Events for details.
Digital Realty Trust, Inc.
In September 2014, the Company, through a SPE, wholly owned by the Current Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately four years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive loss for the six months ended June 30, 2019.
The interests discussed above are deemed to be variable interests in variable interest entities ("VIE") and, based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with their unconsolidated investments is primarily limited to its carrying value in the investments.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5.	Investments in Unconsolidated Entities (continued)

As of June 30, 2019, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Common X	Total
Balance as of December 31, 2018	$27,291	$3,274	$30,565
Net loss	(1,108)	—	(1,108)
Distributions	(3,245)	—	(3,245)
Other comprehensive loss	(178)	—	(178)
Balance as of June 30, 2019	$22,760	$3,274	$26,034

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt
As of June 30, 2019 and December 31, 2018, the Company’s debt consisted of the following:

	June 30, 2019	December 31, 2018		Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$20,972	$21,219		4.18%	April 2023	4.61%
Midland Mortgage Loan	101,266	102,262		3.94%	April 2023	4.11%
Emporia Partners Mortgage Loan	2,332	2,554		5.88%	September 2023	5.99%
Samsonite	21,626	22,085		6.08%	September 2023	5.17%
Highway 94 loan	16,058	16,497		3.75%	August 2024	4.70%
AIG Loan II	126,970	—		4.15%	November 2025	4.95%
BOA Loan	375,000	375,000		3.77%	October 2027	3.92%
BOA/KeyBank Loan	250,000	—		4.32%	May 2028	4.16%
AIG Loan	106,673	107,562		4.96%	February 2029	5.08%
Total Mortgage Debt	1,020,897	647,179
Revolving Credit Facility	175,939	—		LIBO Rate +1.30% (4)	June 2023(4)	3.85%
2023 Term Loan	200,000	—		LIBO Rate +1.25%	June 2023	3.77%
2024 Term Loan	400,000	—		LIBO Rate +1.25%	April 2024	3.76%
2026 Term Loan	150,000	—		LIBO Rate +1.65%	April 2026	4.14%
Term Loan	—	715,000	(3)	—	—	—
Total Debt	1,946,836	1,362,179
Unamortized Deferred Financing Costs and Discounts, net	(11,247)	(8,648)
Total Debt, net	$1,935,589	$1,353,531

(1)
Including the effect of one interest rate swap agreement with a total notional amount of $425.0 million, the weighted average interest rate as of June 30, 2019 was 3.89% for both the Company’s fixed-rate and variable-rate debt combined and the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of June 30, 2019 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	Represents the Company's Unsecured Credit Facility (defined below), which was fully repaid on April 30, 2019. See discussion below.

(4)
The LIBO rate as of June 30, 2019 was 2.43%.The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

Unsecured Credit Facility

On July 20, 2015, EA-1, through the Current Operating Partnership, entered into an amended and restated credit agreement, as amended by that certain first amendment to amended and restated credit agreement dated as of February 12, 2016, with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"). Pursuant to the unsecured credit agreement, EA-1 was provided with a $1.14 billion senior unsecured credit facility (the "Unsecured Credit Facility"), consisting of a $500.0 million senior unsecured revolver (the "Revolver Loan") and a $640.0 million senior unsecured term loan (the "Term Loan"). The Revolver Loan had an initial term of four years, maturing on July 20, 2019, and with an extension for a one-year period if certain conditions were met and upon payment of an extension fee. The Term Loan had a term of five years, maturing on July 20, 2020. On May 1, 2019, the Company paid off the remaining balances of the Term and Revolver Loans.
Second Amended and Restated Credit Agreement
On April 30, 2019, the Company, through the Current Operating Partnership (the “KeyBank Borrower”), entered into that certain second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") related to a revolving credit facility and three term loans described below (the "Term Loans" and collectively with the revolving credit facility, the "KeyBank Loans") with a syndicate of lenders, under which KeyBank serves as administrative agent.
Pursuant to the Second Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of $750 million (the "Revolving Commitment"), a five-year term loan (the "2023 Term Loan") in an initial commitment amount of $200 million (the "2023 Term Commitment"), a five-year term loan (the "2024 Term Loan") in an initial commitment amount of $400 million (the "2024 Term

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt (continued)

Commitment"), and a seven-year term loan (the "2026 Term Loan") in an initial commitment amount of $150 million (the "2026 Term Commitment"), which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25 million, and increases of $25 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50 million, provided that at no time will the Revolving Credit Facility be less than $150 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
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
The 2023 Term Loan has an initial term of approximately four years, maturing on June 28, 2023. Payments under the 2023 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2023 Term Loan may not be repaid and reborrowed.
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
The Second Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the KeyBank Borrower must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt (continued)

•	the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%; and

•	other limitations as determined by KeyBank upon further due diligence of the Pool Properties.
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
Guarantors of the KeyBank Loans include us, each special purpose entity that owns a Pool Property, and each of the KeyBank Borrower's other subsidiaries which owns a direct or indirect equity interest in a special purpose entity that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the KeyBank Borrower to comply with the following at all times, which will be tested on a quarterly basis:

•	a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;

•
a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including units of the operating partnership interests in the KeyBank Borrower), minus 75% of the amount of any payments used to redeem the Company's stock or the KeyBank Borrower's stock or the Company's operating partnership units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in EA-1's August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H);

•
upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth plus 75% of net future equity issuances (including units of operating partnership interests in the KeyBank Borrower) should we publicly list on the New York Stock Exchange;

•	a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;

•
a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;

•	a minimum unsecured interest coverage ratio of 2.00:1.00;

•	a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value;

•	aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value; and

•	a maximum payout ratio of not greater than 95% commencing for the quarter ending September 30, 2019.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt (continued)

investment limitations cannot exceed 25% in the aggregate, based on total asset value, as defined in the Second Amended and Restated Credit Agreement.
Bank of America and KeyBank Loan
On April 30, 2019, upon consummation of the Mergers, the Company assumed GCEAR's obligations as carve-out guarantor under a non-recourse carve-out guaranty agreement, which was originally executed in connection with a loan agreement dated April 27, 2018 (the "Loan Agreement”), originally created by four SPEs that own the respective four properties noted below and were owned by the GCEAR II Operating Partnership with Bank of America, N.A. and KeyBank in which GCEAR borrowed $250.0 million (the "BofA/KeyBank Loan").
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
As of June 30, 2019, there was approximately $250.0 million outstanding pursuant to the BofA/KeyBank Loan.
AIG Loan II
On April 30, 2019, upon consummation of the Mergers, the Company assumed GCEAR's obligation, which was originally executed in connection with a loan dated October 22, 2015, between six SPEs that were wholly owned by the GCEAR II Operating Partnership as the borrowers and The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company (collectively, the "Lenders"), pursuant to which the Lenders provided such SPEs with a loan in the aggregate amount of approximately $127.0 million (the "AIG Loan II").
The AIG Loan II has a term of 10 years, maturing on November 1, 2025. The AIG Loan II bears interest at a rate of 4.15%. The AIG Loan II requires monthly payments of interest only for the first five years and fixed monthly payments of principal and interest thereafter. The AIG Loan II is secured by cross-collateralized and cross-defaulted first lien deeds of trust and second lien deeds of trust on certain properties. Each of the individual promissory notes comprising the AIG Loan II may be prepaid but only if such prepayment is made in full, subject to 30 days' prior notice to the holder and payment of a prepayment premium in addition to all unpaid principal and accrued interest to the date of such prepayment.
As of June 30, 2019, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Term Loan
On July 20, 2015, the Company, through the EA-1 Operating Partnership, entered into an amended and restated credit agreement, as amended by that certain first amendment to amended and restated credit agreement dated as of February 12, 2016 with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"). Pursuant to the unsecured credit agreement, the Company was provided with a $1.14 billion senior unsecured credit facility, consisting of a $500.0 million senior unsecured revolver and a $640.0 million senior unsecured term loan (the "Term Loan"). On March 29, 2016, the Company exercised its right to increase the total commitments, pursuant to the unsecured credit agreement. As a result, the total commitments on the Term Loan increased from $640.0 million to $715.0 million. On April 30, 2019, the Company paid off the outstanding balance of $715.0 million on the Term Loan with funds from the Revolving Credit Facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt (continued)

Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Current Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2019.

7.	Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the value of which are determined by expected cash payments principally related to borrowings and interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
Derivative Instruments
On August 31, 2018, the Company executed four interest rate swap agreements to hedge future variable cash flows associated with London Interbank Offered Rate ("LIBOR"). The forward-starting interest rate swaps with a total notional amount of $425.0 million become effective on July 1, 2020 and have a term of five years.
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR based variable-rate debt, including the Company's KeyBank Loans. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at June 30, 2019 and December 31, 2018:

				Fair Value (1)		Current Notional Amounts (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$704	$5,245	$425,000	$425,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(6,785)	(1,987)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(5,449)	(1,628)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(5,464)	(1,636)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(5,547)	(1,711)	100,000	100,000
Total				$(22,541)	$(1,717)	$850,000	$850,000

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2019, derivatives in an asset or liability position are included in the line item "Other assets" or "Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps as of the balance sheet date of June 30, 2019 and December 31, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7.	Interest Rate Contracts (continued)

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2019	2018
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(19,107)	$4,753
Amount of (gain) reclassified from AOCI into earnings under “Interest expense”	$(1,655)	$(774)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$34,082	$27,090
During the 12 months subsequent to June 30, 2019, the Company estimates that an additional $0.7 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2019 and December 31, 2018, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $23.3 million and $1.7 million, respectively. As of June 30, 2019 and December 31, 2018, the Company had not posted any collateral related to these agreements.

8.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Other liabilities	$28,733	$23,591
Prepaid rent	16,960	15,204
Leasing commissions	12,049	94
Real estate taxes payable	14,095	23,258
Interest payable	9,876	9,310
Property operating expense payable	6,115	9,159
Total	$87,828	$80,616

9.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2019 and the year ended December 31, 2018.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted)

9.	Fair Value Measurements (continued)

The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2019 and December 31, 2018:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2019
Interest Rate Swap Asset	$704	$—	$704	$—
Interest Rate Swap Liability	$(23,245)	$—	$(23,245)	$—
Earn-out Liability (due to affiliates)	$(4,380)	$—	$—	$(4,380)
Corporate Owned Life Insurance Asset	$2,024	$—	$2,024	$—
Mutual Funds Asset	$6,406	$6,406	$—	$—
Deferred Compensation Liability	$(8,570)	$—	$(8,570)	$—

December 31, 2018
Interest Rate Swap Asset	$5,245	$—	$5,245	$—
Interest Rate Swap Liability	$(6,962)	$—	$(6,962)	$—
Earn-out Liability (due to affiliates)	$(29,380)	$—	$—	$(29,380)
Earn-outs
As part of the Self Administration Transaction, the Current Operating Partnership paid GC LLC in operating units earn-out consideration of $25.0 million upon completion of the Mergers.
In addition, the Current Operating Partnership will pay GCC in cash earn-out consideration ("Cash Earn-Out") equal to (i) 37.25% of the amounts received by the Company's advisor as advisory fees pursuant to the Company's advisory agreement with respect to the incremental common equity invested in the Company's follow-on public offering from April 30, 2019 through the termination of the Company's follow-on public offering, plus (ii) 37.25% of the amounts that would have been received by the Company's advisor as performance distributions pursuant to the operating partnership agreement of the Company, with respect to assets acquired by the Company from April 30, 2019 through the termination of the follow-on public offering. The Cash Earn-Out consideration will accrue on an ongoing basis and be paid quarterly; provided that such cash earn-out consideration will in no event exceed an amount equal to 2.5% of the aggregate dollar amount of common equity invested in the Company pursuant to its follow-on public offering from April 30, 2019 through the termination of such follow-on public offering.
The Company estimates the fair value of the Cash Earn-Out liability using a discounted cash flow. The estimate requires the Company to make various assumptions about future equity raised, capitalization rates and annual net operating income growth. The liability is considered a Level 3 input in the fair value hierarchy. As of June 30, 2019, the fair value of the liability was estimated to be $4.4 million.
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2019 and December 31, 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2019 and December 31, 2018. The fair value of the six mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted)

9.	Fair Value Measurements (continued)

	June 30, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Samsonite	$22,627	$21,626	$22,440	$22,085
Highway 94 loan	$15,490	$16,058	$15,601	$16,497
AIG Loan II	$121,336	$126,970	$—	$—
BOA Loan	$369,054	$375,000	$361,917	$375,000
BOA/KeyBank Loan	$264,824	$250,000	$—	$—
AIG Loan	$104,172	$106,673	$108,032	$107,562

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2019 and December 31, 2018. See Note 6, Debt, for details.

10.	Equity
Share Classes
Class T shares, Class S shares, Class D shares, Class I shares, Class A shares, Class AA shares, Class AAA and Class E shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at a meeting of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote.
As of June 30, 2019, there were 229,120 shares of Class T common stock, 283 shares of Class S common stock, 19,499 shares of Class D common stock, 822,666 shares of Class I common stock, 24,925,347 shares of Class A common stock, 48,180,929 of Class AA common stock, 959,152 shares of Class AAA common stock, and 168,473,558 of Class E common stock outstanding.
Common Equity
As of June 30, 2019, the Company had received aggregate gross offering proceeds of approximately $2.7 billion from the sale of shares in the private offering, the public offerings, and the DRP offerings, as discussed in Note 1, Organization. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the Mergers) in April 2019 upon the consummation of the Mergers. There were 243,610,554 shares outstanding as of June 30, 2019, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP discussed below.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fees will be paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP is equal to the NAV per share applicable to the class of shares purchased, calculated as of the distribution date. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
As of June 30, 2019 and December 31, 2018, the Company had issued approximately $268.1 million and $252.8 million in shares pursuant to the DRP, respectively. As of June 30, 2019, 77,691,333 shares subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.
Share Redemption Program
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances. The SRP was previously suspended as of January 19, 2019, due to the Company's then-pending Mergers with EA-1 and the EA-1 Operating Partnership. On June 12, 2019, the Board reinstated the SRP effective as of July 13, 2019. All classes of shares of the Company's common stock are eligible for redemption under the SRP.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10.	Equity (continued)

There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter. As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of June 30, 2019, the quarterly cap was approximately $37.4 million.
The following table summarizes share redemption (excluding the self-tender offer) activity during the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Shares of common stock redeemed	—	6,700,875	—	6,701,939
Weighted average price per share	$—	$9.59	$—	$9.59
Company Offer
On May 6, 2019, the Company commenced a self-tender offer (the "Company Offer") for up to $100 million in shares of the Company’s Class A, Class AA, Class AAA, Class T, Class D, Class S, Class I and Class E shares, collectively, par value $0.001 per share, for cash at a purchase price equal to $9.56 per Class A, Class AA or Class AAA share, $9.66 per Class T share, $9.64 per Class D share, $9.65 per Class S share, $9.64 per Class I share, and $9.56 per Class E share. The Company Offer expired on Monday, June 10, 2019. At the conclusion of the Company Offer, the Company accepted for purchase 1,046,024 Class A shares, 2,060,669 Class AA shares, 23,879 Class AAA shares, and 7,217,570 Class E shares, properly tendered and not properly withdrawn prior to the expiration of the Company Offer, at a purchase price equal to $9.56 per Class A, Class AA, Class AAA share and Class E share, for an aggregate purchase price of $98.9 million, excluding fees and expenses related to the Company Offer. No Class T shares, Class D shares, Class S shares, or Class I shares were tendered for purchase. The 1,046,024 Class A shares, 2,060,669 Class AA shares, 23,879 Class AAA shares, and 7,217,570 Class E shares represent 36.7%, 76.2%, 100.0%, and 28.2%, respectively, of all shares tendered for such share classes, and approximately 4.1% of the Company's issued and outstanding shares of common stock as of the purchased date.
Employment Agreements With Executive Officers
In connection with the Mergers and Michael J. Escalante's appointment as Chief Executive Officer of the Company, the Company assumed, from EA-1, an employment agreement dated December 14, 2018, for Mr. Escalante to serve as the Company's Chief Executive Officer and President (the “Escalante Employment Agreement”). The Escalante Employment Agreement has an initial term of five years and will automatically renew for additional one year periods thereafter, unless either the Company or Mr. Escalante provide advance written notice of its or his intent not to renew or unless sooner terminated in accordance with the terms thereof.
The Company also assumed employment agreements entered into by EA-1 with each of Javier F. Bitar, Howard S. Hirsch, Louis K. Sohn and Scott Tausk. Each of such employment agreements (collectively, the “Other Employee Employment Agreements”) was entered into on December 14, 2018 and is substantially similar to the material terms of the Escalante Employment Agreement. The terms of the Escalante Employment Agreement and the Other Employee Employment Agreements are included in the Company's Form 8-K filed on May 1, 2019.
Issuance of Restricted Stock Units to Executive Officers
Pursuant to the terms of the Escalante Employment Agreement and the Other Employee Employment Agreements, on May 1, 2019, the Company entered into Time-Based Restricted Stock Unit Agreements with each of Messrs. Escalante, Bitar, Hirsch, Sohn and Tausk for the issuance of each of their respective initial equity awards (collectively, the "Restricted Stock Unit Award Agreements"), pursuant to which the Company issued restricted stock units to such executive officers under the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10.	Equity (continued)

Employee and Director Long-Term Incentive Plan in the following amounts (the "RSUs"): 732,218 RSUs to Mr. Escalante; 104,603 RSUs to Mr. Bitar; 67,992 RSUs to Mr. Hirsch; 52,301 RSUs to Mr. Sohn; and 52,301 RSUs to Mr. Tausk. Each RSU represents a contingent right to receive one share of the Company’s Class E Common Stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements. The shares of Class E Common Stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment.
Deferred Compensation Plan
The Company maintains a voluntary, contributory, nonqualified deferred compensation plan which, for each year, permits key employees to defer a percentage of their compensation. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants as of June 30, 2019 was $8.6 million and is included in "Accrued expenses and other liabilities" in the consolidated balance sheet. The Company has certain investments, including corporate-owned life insurance policies ("COLI"), which had a market value that offset the participant liabilities.

11.	Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Current Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the Current Operating Partnership were issued as part of the initial capitalization of the EA-1 Operating Partnership and GCEAR II Operating Partnership, in conjunction with members of management's contribution of certain assets, other contributions, and in connection with the Self-Administration Transaction as discussed in Note 1, Organization.
As of June 30, 2019, noncontrolling interests were approximately 11.15% of total shares and 12.59% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Current Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
The Current Operating Partnership issued 31.5 million limited partnership units, including stock distributions, to affiliated parties and unaffiliated third parties in exchange for certain properties and in connection with the Self Administration Transaction. The limited partnership units issued to affiliates as part of the Self Administration Transaction have a mandatory

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

11.	Noncontrolling Interests (continued)

hold period until December 2020 and have no voting rights until the units are converted to common shares. In addition, 0.2 million limited partnership units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Current Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
The limited partners of the Current Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Current Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no unit redemption requests during the six months ended June 30, 2019 and year ended December 31, 2018.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2019 and year ended December 31, 2018:

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
Beginning balance	$232,203		$31,105
Contributions/issuance of noncontrolling interests	30,039	(1)	205,000
Distributions of units to noncontrolling interest	269		—
Distributions to noncontrolling interests	(9,488)		(4,368)
Allocated distributions to noncontrolling interests subject to redemption	(24)		(13)
Net Income	3,077		789
Other comprehensive income (loss)	(2,897)		(310)
Ending balance	$253,179		$232,203

(1)	The issuance of noncontrolling units was the result of the Self Administration Transaction and Mergers. See Note 3 and 4 Self Administration Transaction and Real Estate, respectively.
Noncontrolling interests subject to redemption
Operating partnership units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the operating partnership agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.

12.	Perpetual Convertible Preferred Shares
On August 8, 2018, EA-1 entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of EA-1 Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the "EA-1 Series A Preferred Shares") in two tranches, each comprising 5,000,000 EA-1 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), EA-1 issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125 million (the "First Issuance"). EA-1 paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to unaffiliated third parties. EA-1's former external advisor incurred transaction-related expenses of approximately $0.2 million, which was reimbursed by EA-1.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12.	Perpetual Convertible Preferred Shares (continued)

Upon consummation of the Mergers, the Company issued 5,000,000 Series A Preferred Shares to the Purchaser. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the "Second Issuance") at a later date (the "Second Issuance Date") for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
The Company's Series A Preferred Shares are not registered under the Securities Act and are not listed on a national securities exchange. The articles supplementary set forth the key terms of the Company's Series A Preferred Shares as follows:
Distributions
Subject to the terms of the applicable articles supplementary, the holders of the Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:
i.an initial annual distribution rate of 6.55%, or if the Company's Board decides to proceed with the Second Issuance, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date (the “Reset Date”), subject to paragraphs (iii) and (iv) below;
ii.6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.if a listing (“Listing”) of the Company's shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the “First Triggering Event”), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to certain conditions as set forth in the articles supplementary; or
iv.if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of the Company's assets legally available for distribution to the stockholders, after payment of or provision for the Company's debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Company's board of directors, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of the Company's remaining assets.
Company Redemption Rights
The Series A Preferred Shares may be redeemed by the Company, in whole or in part, at the Company's option, upon the earlier to occur of: (i) five years from the First Issuance Date or (ii) the First Triggering Event, at a per share redemption price in cash equal to $25.00 per Series A Preferred Share (the "Redemption Price"), plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurs on or after the date of the First Triggering Event, but before the date that is five years from the First Issuance Date.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12.	Perpetual Convertible Preferred Shares (continued)

Holder Redemption Rights
In the event the Company fails to effect a Listing by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if a Listing occurs prior to or on August 1, 2023.
Conversion Rights
Subject to the Company's redemption rights and certain conditions set forth in the articles supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into shares of the Company's common stock any time after the earlier of (i) five years from the First Issuance Date, or if the Second Issuance occurs, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the articles supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Stock Fair Market Value (as defined in the articles supplementary).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

13.	Related Party Transactions
Summarized below are the related party costs incurred by the Company for the six months ended June 30, 2019 and 2018, respectively, and any related amounts payable and receivable as of June 30, 2019 and December 31, 2018:

	Incurred for the Six Months		Payable as of
	Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018
Expensed
Operating expenses	$724	$1,682	$187	$76
Asset management fees	—	11,655	—	—
Property management fees	—	4,546	—	875
Costs advanced by the Advisor	2,545	551	1,245	341
Capitalized
Acquisition fees	—	5,331	—	—
Leasing commissions	2,540	—	595	—
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	4,380	29,380
Other Fees	20	—	—	11,734
Stockholder Servicing Fee	—	—	6,250	—
Total	$5,829	$23,765	$12,657	$42,406

	Incurred for the Six Months		Receivable as of
	Ended June 30,		June 30,	December 31,
	2019	2018	2019	2018
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$658	$—	$156	$7,951
Other fees	—	—	1,202	11,734
Due from GCC
Payroll/Expense Allocation	251	—	251	—
Due from Affiliates
Payroll/Expense Allocation	1,217	—	—	—
O&O Costs (including payroll allocated to O&O)	157	—	29	—
Other Fees (1)	6,375	—	—	—
Total	$8,658	$—	$1,638	$19,685

(1)	Includes Payroll/Expense allocation, Offering Costs, Advisory Fee, Performance Distribution, LP Distributions & Employee Reimbursements.

Fifth Amended and Restated Limited Partnership Agreement of the Current Operating Partnership
On April 30, 2019, in connection with the Partnership Merger, the Company entered into a Fifth Amended and Restated Limited Partnership Agreement of the Current Operating Partnership (the "Operating Partnership Agreement"), which amended and superseded the Fourth Amended and Restated Limited Partnership Agreement. The Operating Partnership Agreement reflects, among other things, the change of the general partner of the GCEAR Operating Partnership to the Company, the exchange of classes of units of limited partnership interest pursuant to the Partnership Merger, the authorization of additional classes of units of limited partnership interest of the Current Operating Partnership that were outstanding prior to the Mergers and were issued in connection with the Mergers, and other updates to reflect the effects of the Mergers. The terms of the Operating Partnership Agreement are included in the Company's Form 8-K filed on May 1, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

13.	Related Party Transactions (continued)

Advisory and Property Management Fees
Prior to the execution of the Merger Agreement, the Company's Advisor and Property Manager provided services to the Company, including asset acquisition and disposition decisions, asset management, operating and leasing of properties, property management, and other general and administrative responsibilities. Subsequent to the Mergers, advisory or property management fees paid by the Company are intercompany transactions and are eliminated in consolidation.
Dealer Manager Agreement
GCEAR entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the Dealer Manager. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from GCEAR's IPO, except as it relates to the share classes offered and the fees to be received by the Dealer Manager (terms of the Dealer Manager Agreement are included in GCEAR's 2018 Annual Report on Form 10-K filed on March 14, 2019).
Distribution Fees
Subject to Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company will pay the Dealer Manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily and is paid monthly in arrears and is calculated based on the average daily NAV for the applicable month (the “Average NAV”) (terms of the distribution fees are included in GCEAR's 2018 Annual Report on Form 10-K filed on March 14, 2019).
Conflicts of Interest
Affiliated Dealer Manager
Since Griffin Capital Securities, LLC, the Company's dealer manager, is an affiliate of the Company's former sponsor, the Company does not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. ("GAHR III"), Griffin-American Healthcare REIT IV, Inc. ("GAHR IV") and Phillips Edison Grocery Center REIT III ("PECO III"), each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund") both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager for various private offerings, which will result in competing demands for the Company's dealer manager's time and efforts relating to the distribution of the Company's shares and shares/interests of GAHR III, GAHR IV, PECO III, GIA Real Estate Fund, GIA Credit Fund, and the private offerings.
Administrative Services Agreement
In connection with the Mergers, the Company assumed, as the successor of EA-1 and the EA-1 Operating Partnership, an Administrative Services Agreement (the "Administrative Services Agreement"), pursuant to which GCC and GC LLC continue to provide office space and certain operational and administrative services at cost to the Company's Current Operating Partnership, Griffin Capital Essential Asset TRS, Inc., and GRECO, which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, customer service, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until the Company elects to provide such space and/or services for itself or through another provider, which amount is initially $187,167 per month, based on an approved budget. Such costs are reconciled quarterly and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

13.	Related Party Transactions (continued)

Certain Conflict Resolution Procedures
Every transaction that the Company enters into with the Company's dealer manager or its affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and the Company's dealer manager or any of its affiliates. In order to reduce or eliminate certain potential conflicts of interest, the Company addresses any conflicts of interest in two distinct ways:
First, the Company's Nominating and Corporate Governance Committee considers and acts on any conflicts-related matter required by the Company's charter or otherwise permitted by the Maryland General Corporation Law ("MGCL") where the exercise of independent judgment by any of the Company's directors (who is not an independent director) could reasonably be compromised, including approval of any transaction involving the Company's dealer manager and its affiliates.
Second, the Company's charter contains, or the Company is otherwise subject to, a number of restrictions relating to (1) transactions the Company enters into with the Company's dealer manager and its affiliates, (2) certain future offerings, and (3) allocation of investment opportunities among affiliated entities. These restrictions include, among others, the following:

•
The Company will not purchase or lease properties in which the Company's dealer manager, any of the Company's directors or any of their respective affiliates has an interest without a determination by a majority of the directors, including a majority of the independent directors, not otherwise interested in such transaction, that such transaction is fair and reasonable to the Company and at a price to the Company no greater than the cost of the property to the seller or lessor unless there is substantial justification for any amount that exceeds such cost and such excess amount is determined to be reasonable. In no event will the Company acquire any such property at an amount in excess of its appraised value. The Company will not sell or lease properties to the Company's dealer manager, any of the Company's directors or any of their respective affiliates unless a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, determines that the transaction is fair and reasonable to the Company. Notwithstanding the foregoing, the Company has agreed that the Company will not acquire properties in which the Company's former sponsor, or its affiliates, owns an economic interest.

•
The Company will not make any loans to the Company's dealer manager, any of the Company's directors or any of their respective affiliates, except that the Company may make or invest in mortgage loans involving the Company's dealer manager, the Company's directors or their respective affiliates, provided that an appraisal of the underlying property is obtained from an independent appraiser and the transaction is approved as fair and reasonable to the Company and on terms no less favorable to the Company than those available from third parties. In addition, the Company's dealer manager, any of the Company's directors and any of their respective affiliates will not make loans to the Company or to joint ventures in which the Company is a joint venture partner unless approved by a majority of the directors, including a majority of the independent directors, not otherwise interested in the transaction, as fair, competitive and commercially reasonable, and no less favorable to the Company than comparable loans between unaffiliated parties.

•
The Company will not accept goods or services from the Company's dealer manager or its affiliates or enter into any other transaction with the Company's dealer manager or its affiliates unless a majority of the Company's directors, including a majority of the independent directors, not otherwise interested in the transaction, approve such transaction as fair and reasonable to the Company and on terms and conditions not less favorable to the Company than those available from unaffiliated third parties.

14.	Operating Leases
Lessor
The Company leases commercial and industrial space to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum lease payments are recognized in rental income on a straight-line basis over the term of the related lease and estimated

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

14.	Operating Leases (continued)

reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses are recognized in rental income in the period that the expenses are incurred.
The Company recognized $71.6 million and $132.5 million of lease income related to operating lease payments for the three and six months ended June 30, 2019, respectively.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2019. The Company's current leases have expirations ranging from 2019 to 2044.

As of June 30, 2019
Remaining 2019	$147,009
2020	289,732
2021	290,512
2022	289,797
2023	281,587
Thereafter	1,301,633
Total	$2,600,270
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee

As of June 30, 2019, the Company leased two parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102 and December 2095 and no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately six years and no option to renew.
On January 1, 2019, the Company recognized ROU assets and lease liabilities for these leases on the Company's consolidated balance sheets, and on a go-forward basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. On January 1, 2019, the Company recorded a ROU asset of $28.4 million and a corresponding liability relating to the Company's existing ground lease arrangements and wrote off approximately $2.4 million in deferred rent, included in "Other (loss) income, net" in the consolidated statements of operations. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rates used to determine the present value of these operating leases’ future payments were 3.94% and 5.36%. The Company incurred operating lease costs of approximately $0.6 million, and $1.3 million for the three and six months ended June 30, 2019, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.5 million for the three and six months ended June 30, 2019, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

14.	Operating Leases (continued)

Maturities of lease liabilities as of June 30, 2019 were as follows:

June 30, 2019
Remaining 2019	$569
2020	1,150
2021	1,153
2022	1,197
2023	1,263
Thereafter	197,290
Total undiscounted lease payments	202,622
Less imputed interest	(174,767)
Total lease liabilities	$27,855
As the Company elected to apply the provisions of ASC 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with ASC 840. The future minimum commitments under the Company's ground leases as of December 31, 2018, were as follows:

December 31, 2018
Remaining 2019	$1,032
2020	1,032
2021	1,032
2022	1,072
2023	1,422
Thereafter	199,024
Total	$204,614

15.	Commitments and Contingencies
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

16.	Declaration of Distributions
On March 12, 2019, EA-1’s board of directors declared cash distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record as of the close of each business day of the period commencing on April 1, 2019 and ending the earlier of (a) June 30, 2019 or (b) the date of the closing of the Mergers, and authorized payment of such distributions at such time after the end of each month during the period as determined by EA-1’s Chief Executive Officer.
On May 1, 2019, EA-1 paid cash distributions in the amount of $0.001901096 per day per share on the outstanding shares of common stock payable to stockholders of record as of the close of each business day of the period from April 1, 2019 through April 29, 2019.
On April 29, 2019, GCEAR’s board of directors declared cash distributions in the amount of $0.001506849 per day, subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of 0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period commencing on April 30, 2019 and ending on June 30, 2019.  Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
On June 12, 2019, the Board declared cash distributions in the amount of $0.001506849 per day, subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period commencing on July 1, 2019 and ending on September 30, 2019.  Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.
On June 3, 2019, the Company’s transfer agent inadvertently paid the entire distributions for the month of May 2019 in cash, including the portion that was to be payable as a stock distribution. As such, the Company paid cash distributions in the amount of $0.001780822 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from April 30, 2019 to May 31, 2019. On June 12, 2019, the Company’s board of directors determined it was in the best interests of the Company and its stockholders to ratify such payment in order to minimize disruptions and confusion to stockholders and because the amount of the distributions actually paid was equal to the total amount of the distributions that the Company’s board of directors originally approved.  On June 12, 2019, the Company’s board of directors ratified and approved the distributions, solely for the month of May 2019, to be paid entirely in cash to the extent such distributions were paid solely in cash by the Company’s transfer agent.
On July 1, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of 0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from June 1, 2019 to June 30, 2019.

17.	Subsequent Events
Offering Status
As of August 12, 2019, the Company had issued 1,058,843 shares of the Company's common stock pursuant to the primary portion of the Follow-On Offering for approximately $10.2 million (includes historical amounts sold by GCEAR prior to the Mergers).
As of August 12, 2019, the Company had issued 28,523,643 shares of the Company’s common stock pursuant to the DRP offerings for approximately $276.9 million.
Extension of the Follow-On Offering
On August 8, 2019, the Company's Board extended the termination date of the Company's Follow-On Offering from September 20, 2019 to September 20, 2020, which is three years after the effective date of the Company's Follow-On Offering. The Company's Board reserves the right to further extend the Follow-On Offering, in certain circumstances, or terminate the Company's Follow-On Offering at any time prior to September 20, 2020.
Changes to Share Redemption Program
On August 8, 2019, the Company's Board amended and restated its SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or received their shares from the Company (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of common stock such that stockholders in each class may redeem at least 5% of the aggregate NAV of such class; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.
Cash and Stock Distributions
On August 1, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from July 1, 2019 to July 30, 2019.
Sale of Properties
On July 17, 2019, the Heritage Common X Ltd. joint venture sold the Heritage Trace Parkway property located in Fort Worth, TX for total expected proceeds of $7.0 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $3.3 million. Upon the sale, the Company recognized a gain of approximately $3.7 million. As of June 30, 2019, the Company had an ownership interest of approximately 45% in the joint venture.
On July 30, 2019, the Company sold the Lynnwood IV land parcel located in Lynnwood, WA for total proceeds of $1.6 million, less closing costs and other closing credits. The carrying value of the land parcel was approximately $1.3 million. Upon the sale, the Company recognized a gain of approximately $0.3 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” mean EA-1 and one or more of EA-1’s subsidiaries for periods prior to the Mergers, and GCEAR and one or more of GCEAR’s subsidiaries for periods following the Mergers.
In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 4, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As a result of the Self Administration Transaction, we are now self-managed and we acquired the advisory, asset management and property management business of GRECO. We have 43 employees.
On April 30, 2019, we, through Merger Sub, completed the Mergers with EA-1. In connection with the Mergers, each issued and outstanding share of EA-1’s common stock (or fraction thereof) was converted into 1.04807 shares of our newly created Class E common stock, $0.001 par value per share, and each issued and outstanding share of EA-1’s Series A cumulative perpetual convertible preferred stock was converted into one share of our newly created Series A Preferred Shares. Also on April 30, 2019, each EA-1 Operating Partnership unit outstanding converted into 1.04807 Class E units in the Current Operating Partnership and each unit outstanding in the GCEAR II Operating Partnership converted into one unit of like class in the Current Operating Partnership.
As of June 30, 2019, our real estate portfolio consisted of 101 properties in 25 states and 115 lessees consisting substantially of office, warehouse, and manufacturing facilities and 2 land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to June 30, 2019 was approximately $278.7 million with approximately 64.9% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 96.3% leased as of June 30, 2019, with a weighted average remaining lease term of 7.57 years, average annual rent increases of approximately 2.2%, and a debt to total real estate acquisition value of 45.9%.
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

We are offering to the public four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares with NAV-based pricing. The share classes have different selling commissions, dealer manager fees and ongoing distribution fees. Our NAV is calculated for each of these classes and our Class A shares, Class AA shares, Class AAA shares and Class E shares after the end of each business day that the New York Stock Exchange is open for unrestricted trading, by our NAV Accountant, ALPS Fund Services, Inc., a third-party firm approved by our Board, including a majority of our independent directors. Our Board, including a majority of our independent directors, may replace our NAV Accountant with another party, if it is deemed appropriate to do so. Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV.
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

Set forth below are the components of our daily NAV as of April 30, 2019 (the date of the Mergers) and June 30, 2019, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	June 30, 2019	April 30, 2019
Gross Real Estate Asset Value	$4,374,392	$4,355,913
Investments in Unconsolidated Entities	79,726	79,726
Management Comp. Value	230,000	230,000
Interest Rate Swap (Unrealized Gain/Loss)	(23,760)	(9,340)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets (Liabilities), net	23,105	42,080
Total Debt (Adjusted MTM)	(1,931,477)	(1,852,027)
NAV	$2,626,986	$2,721,352

Total Shares Outstanding	275,300,122	284,553,436
NAV per share	$9.54	$9.56
Our independent valuation firm utilized a blend of the direct capitalization and discounted cash flow approach for 3 properties, the direct capitalization approach for 9 properties and the discounted cash flow approach for the remaining 89 properties in our portfolio with a weighted average of approximately 7.57 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 92 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.00%	9.75%	5.94%
Terminal Capitalization Rate (discounted cash flow approach)	6.00%	11.00%	7.63%
Cash Flow Discount Rate (discounted cash flow approach)	5.25%	10.00%	7.00%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO	OP Units	Total

NAV as of April 30, 2019 (the Mergers date)	$2,203	$3	$187	$7,900	$1,673,446	$734,509	$303,104	$2,721,352
Fund level changes to NAV
Realized/unrealized losses on net assets	33	—	3	116	23,928	10,780	5,120	39,980
Interest Rate Swap (Unrealized Gain/Loss)	(12)	—	(1)	(42)	(8,861)	(3,889)	(1,615)	(14,420)
Dividend accrual	(21)	—	(2)	(88)	(18,266)	(8,297)	(4,084)	(30,758)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(4)	—	—	—	—	(695)	(5)	(704)
NAV as of June 30, 2019 before share/unit sale/redemption activity	2,199	3	187	7,886	1,670,247	732,408	302,520	2,715,450

Unit sale/redemption activity- Dollars
Amount sold	10	—	1	32	7,263	3,647	—	10,953
Amount redeemed and to be paid	—	—	—	(101)	(69,041)	(30,275)	—	(99,417)
NAV as of June 30, 2019	$2,209	$3	$188	$7,817	$1,608,469	$705,780	$302,520	$2,626,986

Shares/units outstanding as of April 30, 2019 (Mergers date)	228,101	281	19,376	819,384	174,981,547	76,814,732	31,690,014	284,553,435
Shares/units sold	1,018	2	124	3,282	760,486	380,896	—	1,145,808
Shares/units redeemed	—	—	—	(10,500)	(7,221,826)	(3,166,796)	—	(10,399,122)
Shares/units outstanding as of June 30, 2019	229,119	283	19,500	812,166	168,520,207	74,028,832	31,690,014	275,300,121

NAV per share/unit as of April 30, 2019 (Mergers date)	$9.66	$9.65	$9.64	$9.64	$9.56	$9.56
Change in NAV per share/unit	(0.02)	(0.01)	(0.02)	(0.02)	(0.02)	(0.03)
NAV per share as of June 30, 2019	$9.64	$9.64	$9.62	$9.62	$9.54	$9.53

Revenue Concentration
No lessee or property, based on net rent for the 12-month period subsequent to June 30, 2019, pursuant to the respective in-place leases, was greater than 3.1% as of June 30, 2019.
The percentage of net rent for the 12-month period subsequent to June 30, 2019, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
California	$32,078	8	11.5%
Texas	29,307	11	10.5
Ohio	28,724	12	10.3
Arizona	23,549	7	8.4
Illinois	22,420	9	8.1
Georgia	21,676	5	7.8
Colorado	17,109	6	6.1
New Jersey	16,097	5	5.8
South Carolina	11,211	3	4.0
North Carolina	11,129	5	4.0
All Others (1)	65,442	30	23.5
Total	$278,742	101	100.0%

(1)	All others account for less than 3.7% of total net rent on an individual basis.
The percentage of net rent for the 12-month period subsequent to June 30, 2019, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$37,912	18	13.6%
Insurance	24,232	10	8.7
Health Care Equipment & Services	22,911	10	8.2
Consumer Services	21,476	7	7.7
Diversified Financials	19,880	5	7.1
Telecommunication Services	19,809	6	7.1
Retailing	19,741	5	7.1
Technology, Hardware & Equipment	18,214	7	6.5
Energy	15,668	5	5.6
Consumer Durables & Apparel	14,924	6	5.4
Utilities	13,570	3	4.9
Software & Services	12,194	9	4.4
Banks	11,966	5	4.3
All others (2)	26,245	19	9.4
Total	$278,742	115	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 2% of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to June 30, 2019, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
General Electric Company	$10,139	3.6%
Wood Group USA	9,491	3.4
Southern Company Services, Inc.	8,607	3.1
LPL Holdings, Inc.	8,072	2.9
American Express Travel Related Services Co., Inc.	7,796	2.8
State Farm Mutual Automobile Insurance Company	7,072	2.5
Digital Globe, Inc.	6,997	2.5
Restoration Hardware, Inc.	6,900	2.5
Wyndham Worldwide	6,877	2.5
Amazon.com Services, Inc.	5,795	2.1

The tenant lease expirations by year based on net rent for the 12-month period subsequent to June 30, 2019 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2019	$133		3	1,541,200	0.1%
2020	6,531		7	798,400	2.3
2021	17,833	(1)	9	1,827,700	6.4
2022	11,971		5	969,000	4.3
2023	19,007	(1)	8	1,299,900	6.8
2024	43,586		16	3,862,300	15.7
2025	34,667		17	2,833,400	12.4
2026	25,427		9	2,308,900	9.1
>2027	119,587		41	10,758,803	42.9
Vacant	—		—	1,012,297	—
Total	$278,742		115	27,211,900	100.0%

(1)
Included in the net rent amount is approximately 27,900 square feet related to a lease expiring in 2021 with the remaining square footage expiring in 2023. We included the lessee in the number of lessees in 2021.

Critical Accounting Policies
We have established accounting policies which conform to GAAP in the United States as contained in the FASB ASC. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2018 included in our Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 0.1% of our base rental revenue will expire during the period from July 1, 2019 to June 30, 2020. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period July 1, 2019 to June 30, 2020, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018.
Same Store Analysis
For the three months ended June 30, 2019, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 18.6 million square feet, with an acquisition value of $2.9 billion. In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 4, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$84,594	$83,626	$968	1%
Property operating expense	11,163	11,782	(619)	(5)%
Property tax expense	8,703	10,754	(2,051)	(19)%
Depreciation and amortization	24,495	30,743	(6,248)	(20)%
Interest expense	2,099	2,151	(52)	(2)%
Property tax expense
The decrease in property tax expense of approximately $2.1 million compared to the same period a year ago is primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at 20 of our properties.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2019 decreased by approximately $6.2 million as a result of early lease terminations in the prior year and assets fully depreciated in the current year.

For the six months ended June 30, 2019, our "Same Store" portfolio consisted of 71 properties, encompassing approximately 18.0 million square feet, with an acquisition value of $2.8 billion. The following table provides a comparative summary of the results of operations for the 71 properties for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$156,387	$160,643	$(4,256)	(3)%
Property operating expense	21,977	22,880	(903)	(4)%
Property tax expense	16,113	21,557	(5,444)	(25)%
Depreciation and amortization	52,862	57,298	(4,436)	(8)%
Interest expense	4,209	4,555	(346)	(8)%
Property tax expense
The decrease in property tax expense of approximately $5.4 million compared to the same period a year ago is primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at 20 of our properties.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2019 decreased by approximately $4.4 million as a result of early lease terminations in the prior year and assets fully depreciated in the current year.
Interest Expense
The decrease of approximately $0.3 million in interest expense as compared to the same period in the prior year is primarily the result of a mortgage loan payoff in March 2018.
Comparison of the Three Months Ended June 30, 2019 and 2018
In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 4, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
The following table provides summary information about our results of operations for the three months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$103,356	$85,991	$17,365	20%
Management fee revenue from affiliates	1,627	—	1,627	100%
Property operating expense	12,858	11,682	1,176	10%
Property tax expense	9,782	11,140	(1,358)	(12)%
Asset management fees to affiliates	—	5,947	(5,947)	(100)%
Property management fees to affiliates	—	2,234	(2,234)	(100)%
Property management fees to non-affiliates	882	—	882	100%
General and administrative expenses	5,656	1,489	4,167	280%
Corporate operating expenses to affiliates	450	848	(398)	(47)%
Depreciation and amortization	36,094	31,843	4,251	13%
Interest expense	20,275	13,753	6,522	47%
Rental Income
The increase in rental income of approximately $17.4 million compared to the same period a year ago is primarily the result of (1) approximately $15.0 million as a result of the Mergers and properties acquired in 2018; (2) approximately

$0.4 million in acceleration of amortization of intangibles primarily related to early lease terminations/expirations; (3) approximately $15.7 million in termination income on the 6060 South Willow Drive, 30 Independence Boulevard and South Lake at Dulles properties; offset by (4) approximately $5.3 million in expirations and termination of leases in the current year; (5) termination income in the same period a year ago of approximately $6.3 million on the 2275 Cabot Drive property; (6) $3.8 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period and (7) $0.3 million related to one property sold subsequent to June 30, 2018.
Management fee revenue from affiliates
The increase in management fee revenue from affiliates of approximately $1.6 million is related to property management and advisor fees earned by EA-1 from GCEAR for the month of April 2019. Subsequent to the Mergers, property management and advisor fees related to GCEAR are eliminated upon consolidation.
Property operating expense
The increase in property operating expense of approximately $1.2 million is related primarily as a result of the Mergers.
Property tax expense
The decrease in property tax expense of approximately $1.4 million compared to the same period a year ago is primarily the result of (1) approximately $1.8 million related to the Mergers; and (2) $0.4 million in 2017 property tax refunds received during the three months ended June 30, 2018.
Property & Asset Management Fees to Affiliates
The decrease in property and asset management fees to affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
General and Administrative Expenses
General and administrative expenses for the three months ended June 30, 2019 increased by approximately $4.2 million compared to the same period a year ago primarily as a result of increase in corporate payroll as a result of the Self Administration Transaction.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended June 30, 2019 decreased by approximately $0.4 million as a result of the Self Administration Transaction. See Note 1, Organization, for details.
Depreciation and Amortization
Depreciation and amortization for the three months ended June 30, 2019 increased by approximately $4.3 million as a result of approximately $10.2 million related to the Mergers offset by approximately $5.9 million in amortization of intangibles as a result of early lease terminations in the prior year and assets fully depreciated in the current year.
Interest Expense
The increase of approximately $6.5 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $2.8 million as a result of the assumption of the AIG Loan II and BOA/KeyBank Loans; (2) approximately $2.7 million as a result of write-offs of deferred financing costs related to EA-1's revolving credit facility; and (3) approximately $1.1 million in higher LIBO rates.

Comparison of the Six Months Ended June 30, 2019 and 2018
The following table provides summary information about our results of operations for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$179,841	$166,390	$13,451	8%
Management fee revenue from affiliates	6,368	—	6,368	100%
Property operating expense	24,374	23,005	1,369	6%
Property tax expense	17,672	22,159	(4,487)	(20)%
Asset management fees to affiliates	—	11,655	(11,655)	(100)%
Property management fees to affiliates	—	4,546	(4,546)	(100)%
Property management fees to non-affiliates	1,798	—	1,798	100%
General and administrative expenses	10,189	2,931	7,258	248%
Corporate operating expenses to affiliates	724	1,682	(958)	(57)%
Depreciation and amortization	70,871	59,162	11,709	20%
Interest expense	34,082	27,090	6,992	26%
Rental Income
The increase in rental income of approximately $13.5 million compared to the same period a year ago is primarily the result of (1) approximately $18.0 million as a result of the Mergers and three properties acquired during 2018; (2) approximately $1.2 million acceleration of amortization of intangibles primarily related to early lease terminations; (3) approximately $17.1 in termination income on the 6060 South Willow Drive, 30 Independence Boulevard and 13820 Sunrise Valley Drive properties; offset by (4) termination income in the same period a year ago of approximately $9.2 million on the 2275 Cabot Drive, 2500 Windy Ridge, and 333 East Lake Street properties; (5) approximately $7.1 million in lease expirations, net of leases signed during the year; (6) $6.8 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period and (7) approximately $1.0 million related to two properties sold subsequent to June 30, 2018.
Management fee revenue from affiliates
The increase in management fee revenue from affiliates of approximately $6.4 million related to property management and advisor fees earned by EA-1 from GCEAR from January 2019 - April 2019. Subsequent to the Mergers, property management and advisor fees related to GCEAR are eliminated upon consolidation.
Property operating expense
The increase in property operating expense of approximately $1.4 million related primarily as a result of the Mergers.
Property tax expense
The decrease in property tax expense of approximately $4.5 million compared to the same period a year ago is primarily the result of (1) $6.8 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (2) approximately $1.8 million related to the Mergers; and (3) approximately $0.8 million as a result of an increase in tax liability at three properties.

Property & Asset Management Fees to Affiliates
The decrease in property and asset management fees to affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates is result of the Self Administration Transaction. See Note 1, Organization, for details.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2019 increased by approximately $7.3 million compared to the same period a year ago primarily due to an increase of approximately $5.4 million in corporate payroll as a result of the Self Administration Transaction.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the six months ended June 30, 2019 decreased by approximately $1.0 million as a result of the Self Administration Transaction.
Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2019 increased by approximately $11.7 million as a result of approximately $16.4 million related to the Mergers, properties acquired during 2018 and the amortization of the management contract intangible, offset by approximately $3.8 million in fully depreciated/terminated assets during the current year.
Interest Expense
The increase of approximately $7.0 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $2.8 million as a result of the assumption of the AIG Loan II and BOA/KeyBank Loans; (2) approximately $2.7 million as a result of write-offs of deferred financing costs related to EA-1's revolving credit facility; and (3) approximately $2.7 million in higher LIBO rates; offset by (4) approximately $0.9 million as a result of favorable swap positions in the current period.
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
In order to provide a more complete understanding of the operating performance of a REIT, the National Association of Real Estate Investment Trusts (“NAREIT”) promulgated a measure known as funds from operations (“FFO”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable operating property, adding back asset impairment write-downs, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations exclude such items as depreciation and amortization of real estate assets and gains and losses from sales of operating real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-

life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
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
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay our dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. As explained below, management’s evaluation of our operating performance excludes items considered in the calculation of AFFO based on the following economic considerations:

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

•
Amortization of stock-based compensation. We have excluded the effect of stock-based compensation expense from our AFFO calculation. Although stock-based compensation expense is calculated in accordance with current GAAP and constitutes an ongoing and recurring expense, such expense is excluded from AFFO because it is not an expense which generally requires cash settlement, and therefore is not used by us to assess the profitability of our operations. We also believe the exclusion of stock-based compensation expense provides a more useful comparison of our operating results to the operating results of our peers.

•
Deferred rent. Most of our leases provide for periodic minimum rent payment increases throughout the term of the lease. In accordance with GAAP, these periodic minimum rent payment increases during the term of a lease are recorded on a straight-line basis and create deferred rent. As deferred rent is a GAAP non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of deferred rent to arrive at AFFO as a means of determining operating results of our portfolio.

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at AFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP are capitalized and included as part of the relative fair value when the property acquisition meets the definition of an asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. By excluding acquisition-related costs, AFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to AFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from AFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management.

•
Financed termination fee, net of payments received. We believe that a fee received from a tenant for terminating a lease is appropriately included as a component of rental revenue and therefore included in AFFO. If, however, the termination fee is to be paid over time, we believe the recognition of such termination fee into income should not be included in AFFO. Alternatively, we believe that the periodic amount paid by the tenant in subsequent periods to satisfy the termination fee obligation should be included in AFFO.

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

Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$18,215	$7,799	$26,871	$14,440
Adjustments:
Depreciation of building and improvements	19,863	14,620	34,630	28,399
Amortization of leasing costs and intangibles	16,224	17,216	36,227	30,749
Equity interest of depreciation of building and improvements - unconsolidated entities	693	643	1,364	1,277
Equity interest of amortization of intangible assets - unconsolidated entities	1,158	1,162	2,316	2,324
Gain from sale of depreciable operating property	—	(1,158)	—	(1,158)
FFO	56,153	40,282	101,408	76,031
Distribution to redeemable preferred shareholders	(2,047)	—	(4,094)	—
Cash distributions to noncontrolling interest	(4,471)	(1,181)	(9,147)	(2,349)
FFO, net of noncontrolling interest and redeemable preferred distributions	$49,635	$39,101	$88,167	$73,682
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest and redeemable preferred distributions	$49,635	$39,101	$88,167	$73,682
Adjustments:
Revenues in excess of cash received, net	(2,634)	(3,144)	(4,588)	(5,448)
Amortization of stock-based compensation	639	—	639	—
Deferred rent - ground lease	293	261	586	261
Amortization of above/(below) market rent	(854)	772	(1,768)	528
Amortization of debt premium/(discount)	75	8	82	16
Amortization of ground leasehold interests	7	7	14	14
Non-cash lease termination income	(10,150)	(6,304)	(10,150)	(6,304)
Financed termination fee payments received	1,508	1,830	1,508	3,436
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	(33)	(7)	62	(38)
Equity interest of amortization of above market rent - unconsolidated entities	924	739	1,848	1,478
Performance fee adjustment	(683)	—	(2,604)	—
Implementation of lease accounting guidance	—	—	(2,052)	—
AFFO	$38,727	$33,263	$71,744	$67,625
Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, including preferred equity distributions and redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations, our Follow-On Offering and the DRP offering. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
Offering
On September 20, 2017, we commenced a Follow-On Offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP. Pursuant to the Follow-On Offering, we offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares, and Class I shares with NAV-based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees and eligibility requirements. We are also offering all share classes pursuant to our DRP.
Second Amended and Restated Credit Agreement
On April 30, 2019, we, through the Current Operating Partnership, entered into that certain Second Amended and Restated Credit Agreement related to a revolving credit facility and the Term Loans with a syndicate of lenders, under which KeyBank serves as administrative agent.
Pursuant to the Second Amended and Restated Credit Agreement, the Company was provided with a Revolving Credit Facility in an initial commitment amount of $750 million, the 2023 Term Loan in an initial commitment amount of $200 million, the 2024 Term Loan in an initial commitment amount of $400 million, and the 2026 Term Loan in an initial commitment amount of $150 million which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25 million, and increases of $25 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50 million, provided that at no time will the Revolving Credit Facility be less than $150 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
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
The 2023 Term Loan has an initial term of approximately four years, maturing on June 28, 2023. Payments under the 2023 Term Loan are interest only and are due on the first day of each quarter. Amounts borrowed under the 2023 Term Loan may not be repaid and reborrowed.
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
As of June 30, 2019, the remaining capacity pursuant to the Revolving Credit Facility was $426.3 million.
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at June 30, 2019 and December 31, 2018 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$704	$5,245	$425,000	$425,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(6,785)	(1,987)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(5,449)	(1,628)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(5,464)	(1,636)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(5,547)	(1,711)	100,000	100,000
Total				$(22,541)	$(1,717)	$850,000	$850,000

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2019, derivatives in an asset or liability position are included in the line item "Other assets" or "Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps as of the balance sheet date of June 30, 2019 and December 31, 2018.
Preferred Equity
Upon consummation of the Mergers, we issued 5,000,000 Series A Preferred Shares to the Purchaser (defined below). We assumed the purchase agreement (the "Purchase Agreement") that EA-1 entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of EA-1 Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the "EA-1 Series A Preferred Shares") in two tranches, each comprising 5,000,000 EA-1 Series A Preferred Shares.
Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date. See Note 12, Perpetual Convertible Preferred Shares, for details.

Distributions
Subject to the terms of the applicable articles supplementary, the holders of the Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:
i.an initial annual distribution rate of 6.55%, or if our board of directors decides to proceed with the Second Issuance, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date, subject to paragraphs (iii) and (iv) below;
ii.6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.if a listing (“Listing”) of our shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020. 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to certain conditions as set forth in the articles supplementary; or
iv.if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
See Note 12, Perpetual Convertible Preferred Shares, for further discussion regarding the Series A Preferred Shares.
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or limited partnership units of our Current Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing, our Follow-On Offering, and income from operations.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$1,946,836	$3,322	$16,270	$328,032	$1,599,212
Interest on outstanding debt obligations (2)	501,974	36,264	154,678	146,370	164,662
Interest rate swaps (3)	6,705	—	563	3,429	2,713
Ground lease obligations	204,515	516	2,064	2,495	199,440
Total	$2,660,030	$40,102	$173,575	$480,326	$1,966,027

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at June 30, 2019. Projected interest payments on the Revolving Credit Facility and Term Loan are based on the contractual interest rates in effect at June 30, 2019.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of June 30, 2019.

Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our Follow-On offering, DRP offering, operating cash flows generated from our properties, and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $6.7 million during the six months ended June 30, 2019 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2019, we generated $88.3 million of net cash provided by operating activities compared to $63.0 million for the six months ended June 30, 2018. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2019 increased by approximately $23.3 million to approximately $87.2 million compared to approximately $63.9 million for the six months ended June 30, 2018.
Investing Activities. During the six months ended June 30, 2019, we generated approximately $0.8 million in cash for investing activities compared to approximately $194.6 million used by investing activities during the same period in 2018. The $195.4 million change in cash provided by investing activities compared to prior period is primarily related to the following:
•$25.3 million increase in cash acquired in connection with the Mergers, net of acquisitions costs;
•$2.1 million increase in reserves for tenant improvements;
•$182.3 million decrease in cash paid for property acquisition;
•$2.4 million decrease in cash paid for acquisition deposits; and
•$3.3 million decrease in cash paid for investment in an unconsolidated joint venture offset by
•$9.7 million increase in cash paid for payments for construction in progress;
•$8.3 million increase in cash paid for purchases of investments;
•$0.5 million decrease in cash received from distributions of capital from investment in unconsolidated entities; and
•$1.4 million decrease in cash received on proceeds from disposition of properties.

Financing Activities. During the six months ended June 30, 2019, we used approximately $82.4 million in cash for financing activities compared to approximately $28.8 million in cash used in financing activities during the same period in 2018. The increase in cash used in financing activities of $53.6 million is primarily comprised of the following:
•$627.0 million increase in proceeds due to the borrowing of the Term Loans (excluding $77.0 million which was included as part of the Mergers transaction);
•$175.9 million increase in proceeds due to the borrowing of the Revolving Credit Facility;
•4.1 million increase in distributions paid to Series A Preferred Stock unit holders; and
•$19.0 million decrease in principal payoff of mortgage debt;
offset by
•$715.0 million increase in principal payoff of the Term Loan;
•$96.1 million increase in proceeds from borrowings under the Unsecured Credit Facility, due to a partial paydown of the loan in prior year;
•$34.7 million increase in repurchases of common stock;
•$18.3 million increase in distribution payments to common stockholders and noncontrolling interests due to an increase in shares issued; and
•$5.7 million increase in deferred financing costs and distributions paid to preferred units subject to redemption.

Distributions and Our Distribution Policy
Distributions will be paid to our stockholders as of the record date selected by our Board. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;

•tenant improvements, capital expenditures and reserves for such expenditures;
•the issuance of additional shares; and
•financings and refinancings.
Distributions may be funded with operating cash flow from our properties, offering proceeds raised in the Follow-On Offering or any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the six months ended June 30, 2019 and year ended December 31, 2018 (dollars in thousands):

	Six Months Ended June 30, 2019			Year Ended December 31, 2018
Distributions paid in cash — noncontrolling interests	$8,111			$4,737
Distributions paid in cash — common stockholders	48,434			71,822
Distributions paid in cash — preferred stockholders	4,094			1,228
Distributions of DRP	15,479			40,838
Total distributions	$76,118	(1)		$118,625
Source of distributions (2)
Paid from cash flows provided by operations	$60,639		80%	$77,787	66%
Offering proceeds from issuance of common stock pursuant to the DRP	15,479		20%	40,838	34%
Total sources	$76,118	(3)	100%	$118,625	100%

Net cash provided by operating activities	$88,283			$120,859

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of June 30, 2019 were $17.1 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2019, we paid and declared cash distributions of approximately $63.2 million to common stockholders including shares issued pursuant to the DRP and approximately $9.1 million to the limited partners of our Current Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the six months ended June 30, 2019 of approximately $88.2 million and $71.7 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2019, we paid approximately $666.7 million of cumulative distributions (excluding preferred distributions), including approximately $272.6 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $401.6 million.
Off-Balance Sheet Arrangements
As of June 30, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 16, Subsequent Events, to the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of our KeyBank Loans, AIG, AIG II, BOA, BOA/KeyBank loans and property secured mortgages. These instruments were not entered into for trading purposes.
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

On July 9, 2015, we (through the EA-1 Operating Partnership) executed three interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR-based, variable rate debt. The remaining effective interest rate swap is for the period from July 9, 2015 to July 1, 2020 and has a notional amount of $425.0 million, which hedges our KeyBank Loans.
On August 31, 2018, we executed four interest rate swap agreements to hedge future variable cash flows associated with LIBOR. The forward-starting interest rate swaps with a total notional amount of $425.0 million become effective on July 1, 2020 and have a term of five years.
As of June 30, 2019, our debt consisted of approximately $1.4 billion, in fixed rate debt (including the interest rate swap) and approximately $500.9 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.2 million). As of December 31, 2018, our debt consisted of approximately $1.1 billion in fixed rate debt (including the interest rate swaps) and approximately $290.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $8.6 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. An increase of 100 basis points in interest rates on our variable-rate debt, assuming a LIBOR floor of 0%, including our KeyBank Loans, AIG, AIG II, BOA, BOA/KeyBank loans and our mortgage loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $3.6 million annually.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Securities and Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Unregistered Sales of Equity Securities
In connection with the Company Merger, on April 30, 2019, we issued 5,000,000 shares of our Series A Preferred Shares to holders of EA-1’s Series A cumulative perpetual convertible preferred stock.  The Series A Preferred Shares were issued pursuant to an exemption from the registration requirements provided under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). We relied on this exemption from registration based in part on representations made by the holders of the EA-1 Series A cumulative perpetual convertible preferred stock. The shares of our common stock issuable upon conversion of the Series A Preferred Shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from the registration requirements.
On April 30, 2019, we issued 4,017 shares of restricted stock to Gregory M. Cazel and 3,668 shares of restricted stock to Ranjit M. Kripalani, in each case in exchange for their shares of restricted stock in EA-1 that remained unvested as of the effective time of the Company Merger, pursuant to the terms of the Merger Agreement. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
On May 1, 2019, we issued the following restricted stock unit awards to our executive officers: 732,218 restricted stock units to Michael J. Escalante; 104,603 restricted stock units to Javier F. Bitar; 67,992 restricted stock units to Howard S. Hirsch; 52,301 restricted stock units to Louis K. Sohn; and 52,301 restricted stock units to Scott Tausk. The issuance of these securities was effected without registration in reliance on Section 4(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
Share Redemption Program
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances. The SRP was previously suspended as of January 19, 2019, due to our then-pending Mergers with EA-1 and the EA-1 Operating Partnership. On June 12, 2019, our Board reinstated the SRP effective as of July 13, 2019. Under the SRP, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of our common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
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
On August 8, 2019, the Board amended and restated the SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of our common stock such that stockholders in each class may redeem at least 5% of the aggregate

NAV of such class; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.
During the quarter ended June 30, 2019, no shares were redeemed under the SRP.
Company Offer
On May 6, 2019, we commenced the Company Offer for up to $100 million in shares of our Class A, Class AA, Class AAA, Class T, Class D, Class S, Class I and Class E shares, collectively, par value $0.001 per share, for cash at a purchase price equal to $9.56 per Class A, Class AA or Class AAA share, $9.66 per Class T share, $9.64 per Class D share, $9.65 per Class S share, $9.64 per Class I share, and $9.56 per Class E share. The Company Offer expired on Monday, June 10, 2019. At the conclusion of the Company Offer, we accepted for purchase 1,046,024 Class A shares, 2,060,669 Class AA shares, 23,879 Class AAA shares, and 7,217,570 Class E shares, properly tendered and not properly withdrawn prior to the expiration of the Company Offer, at a purchase price equal to $9.56 per Class A, Class AA, Class AAA and Class E share, for an aggregate purchase price of $98.9 million, excluding fees and expenses related to the Company Offer. No Class T shares, Class D shares, Class S shares, or Class I shares were tendered for purchase. The 1,046,024 Class A shares, 2,060,669 Class AA shares, 23,879 Class AAA shares, and 7,217,570 Class E shares represent 36.7%, 76.2%, 100.0%, and 28.2%, respectively, of all shares tendered for such share classes, and approximately 4.1% of our issued and outstanding shares of common stock as of the purchased date.
During the quarter ended June 30, 2019, we purchased shares as part of the Company Offer as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Pursuant to the Program (1)
April 30, 2019	—	$—	—	—
May 31, 2019	—	—	—	—
June 30, 2019	10,348,142	9.56	10,348,142	—
Total	10,348,142	$9.56	10,348,142	—

(1)
Redemptions and repurchases are limited under the SRP as described above and pursuant to the terms of any self tender offers announced from time to time. We purchased Class A, Class AA, Class AAA and Class E shares during the three months ended June 30, 2019 pursuant to the Company Offer. As of June 30, 2019, the SRP was temporarily suspended. On June 12, 2019, our Board reinstated the SRP effective as of July 13, 2019.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended June 30, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended June 30, 2019, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement dated June 24, 2019
10.1*	Employment Agreement with Nina Momtazee Sitzer effective June 10, 2019
10.2	Registration Rights Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.4 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.3	Contribution Agreement dated December 14, 2018, incorporated by reference to Exhibit 2.2 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.4
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to EA-1's Quarterly Report on Form 10-Q, filed on December 10, 2009, SEC File No. 333-159167

10.5
Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.1 to EA-1's Quarterly Report on Form 10-Q, filed on August 13, 2018, SEC File No. 000-54377

10.6
Administrative Services Agreement dated December 14, 2018, by and among EA-1, the EA-1 Operating Partnership, Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.35 to EA-1's Annual Report on Form 10-K, filed on March 15, 2019, SEC File No. 000-54377

10.7	Limited Partner Interest Redemption Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.3 to EA-1's current report on Form 8-K, filed on December 20, 2018, SEC File No.000-54377
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 14, 2019	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)