Form 10-Q
period 2019-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2019-11-12
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
(310) 469-6100
(Registrant’s telephone number)
N/A
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

As of November 6, 2019 there were 362,241 shares of Class T common stock, 291 shares of Class S common stock, 25,754 shares of Class D common stock, 1,129,901 shares of Class I common stock, 24,477,117 shares of Class A common stock, 47,716,361 of Class AA common stock, 914,942 shares of Class AAA common stock, and 162,173,233 of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Cash and cash equivalents	$50,262	$48,478
Restricted cash	31,913	15,807
Real estate:
Land	473,709	350,470
Building and improvements	3,092,799	2,165,016
Tenant origination and absorption cost	752,012	530,181
Construction in progress	14,785	27,697
Total real estate	4,333,305	3,073,364
Less: accumulated depreciation and amortization	(638,464)	(538,412)
Total real estate, net	3,694,841	2,534,952
Real estate assets and other assets held for sale, net	29,804	—
Investments in unconsolidated entities	20,795	30,565
Intangible assets, net	14,199	17,099
Deferred rent receivable	63,565	55,163
Deferred leasing costs, net	50,114	29,958
Goodwill	229,948	229,948
Due from affiliates	1,523	19,685
Right of use asset	41,705	—
Other assets	34,127	31,120
Total assets	$4,262,796	$3,012,775
LIABILITIES AND EQUITY
Debt, net	$1,930,141	$1,353,531
Restricted reserves	16,508	8,201
Interest rate swap liability	29,981	6,962
Redemptions payable	100,361	—
Distributions payable	15,585	12,248
Due to affiliates	14,867	42,406
Intangible liabilities, net	33,554	23,115
Lease liability	44,867	—
Accrued expenses and other liabilities	91,370	80,616
Liabilities of real estate assets held for sale	184	—
Total liabilities	2,277,418	1,527,079
Commitments and contingencies (Note 15)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	15,861	11,523
Noncontrolling interests subject to redemption; 558,662 and 531,161 units as of September 30, 2019 and December 31, 2018, respectively	4,887	4,887
Stockholders’ equity:
Common stock, $0.001 par value; 700,000,000 shares authorized; 235,382,622 and 174,278,341 shares outstanding in the aggregate as of September 30, 2019 and December 31, 2018, respectively (1)	236	174
Additional paid-in capital	2,137,112	1,556,770
Cumulative distributions	(676,890)	(570,977)
Accumulated earnings	157,005	128,525
Accumulated other comprehensive loss	(27,008)	(2,409)
Total stockholders’ equity	1,590,455	1,112,083
Noncontrolling interests	249,175	232,203
Total equity	1,839,630	1,344,286
Total liabilities and equity	$4,262,796	$3,012,775
(1) See Note 10, Equity, for the number of shares outstanding of each class of common stock as of September 30, 2019.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Rental income	$97,435	$85,041	$277,276	$251,431
Expenses:
Property operating expense	14,717	13,055	39,091	36,060
Property tax expense	10,050	11,301	27,722	33,460
Asset management fees to affiliates	—	6,015	—	17,670
Property management fees to affiliates	—	2,503	—	7,049
Property management fees to non-affiliates	822	—	2,620	—
General and administrative expenses	7,519	2,111	17,708	5,042
Corporate operating expenses to affiliates	729	948	1,453	2,630
Depreciation and amortization	41,440	30,096	112,311	89,258
Total expenses	75,277	66,029	200,905	191,169
Income before other income and (expenses)	22,158	19,012	76,371	60,262
Other income (expenses):
Interest expense	(19,560)	(14,161)	(53,642)	(41,251)
Management fee revenue from affiliates	—	—	6,368	—
Other (loss) income, net	(1,850)	57	(370)	217
Gain (loss) from investment in unconsolidated entities	3,027	(579)	1,919	(1,617)
Gain from disposition of assets	8,441	—	8,441	1,158
Net income	12,216	4,329	39,087	18,769
Distributions to redeemable preferred shareholders	(2,047)	(1,228)	(6,141)	(1,228)
Net income attributable to noncontrolling interests	(1,149)	(157)	(4,226)	(671)
Net income attributable to controlling interest	9,020	2,944	28,720	16,870
Distributions to redeemable noncontrolling interests attributable to common stockholders	(81)	(90)	(240)	(266)
Net income attributable to common stockholders	$8,939	$2,854	$28,480	$16,604
Net income attributable to common stockholders per share, basic and diluted	$0.04	$0.02	$0.13	$0.10
Weighted average number of common shares outstanding, basic and diluted	245,579,526	167,037,629	216,344,938	169,430,447
Cash distributions declared per common share	$0.13	$0.17	$0.46	$0.51
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$12,216	$4,329	$39,087	$18,769
Other comprehensive income (loss):
Equity in other comprehensive (loss) income of unconsolidated joint venture	(73)	(12)	(251)	224
Change in fair value of swap agreements	(7,318)	3,297	(28,080)	7,276
Total comprehensive income	4,825	7,614	10,756	26,269
Distributions to redeemable preferred shareholders	(2,047)	(1,228)	(6,141)	(1,228)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(81)	(90)	(240)	(266)
Comprehensive income attributable to noncontrolling interests	(314)	(232)	(494)	(895)
Comprehensive income attributable to common stockholders	$2,383	$6,064	$3,881	$23,880
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance December 31, 2017	179,121,568	$179	$1,561,686	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	—	—	20	—	—	—	20	—	20
Distributions to common stockholders	—	—	—	(17,875)	—	—	(17,875)	—	(17,875)
Issuance of shares for distribution reinvestment plan	1,193,568	1	11,433	(11,434)	—	—	—	—	—
Repurchase of common stock	(1,116)	—	(11)	—	—	—	(11)	—	(11)
Reduction of common stock subject to redemption	—	—	(11,423)	—	—	—	(11,423)	—	(11,423)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,077)	(1,077)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Net income	—	—	—	—	6,319	—	6,319	234	6,553
Other comprehensive income	—	—	—	—	—	3,344	3,344	122	3,466
Balance as of March 31, 2018	180,314,020	$180	$1,561,705	$(483,835)	$117,226	$5,804	$1,201,080	$30,381	$1,231,461
Deferred equity compensation	8,035	—	16	—	—	—	16	—	16
Distributions to common stockholders	—	—	—	(17,831)	—	—	(17,831)	—	(17,831)
Issuance of shares for distribution reinvestment plan	1,171,214	1	11,218	(11,219)	—	—	—	—	—
Repurchase of common stock	(7,022,985)	(7)	(64,257)	—	—	—	(64,264)	—	(64,264)
Reduction of common stock subject to redemption	—	—	53,045	—	—	—	53,045	—	53,045
Redemptions in excess of distribution reinvestment plan	—	—	(17,001)	—	—	—	(17,001)	—	(17,001)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,089)	(1,089)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Net income	—	—	—	—	7,431	—	7,431	280	7,711
Other comprehensive income	—	—	—	—	—	722	722	27	749
Balance as of June 30, 2018	174,470,284	$174	$1,544,726	$(512,885)	$124,657	$6,526	$1,163,198	$29,595	$1,192,793
Deferred equity compensation	—	—	1	—	—	—	1	—	1
Distributions to common stockholders	—	—	—	(18,014)	—	—	(18,014)	—	(18,014)
Issuance of shares for distribution reinvestment plan	1,149,687	1	11,012	(11,014)	—	—	(1)	—	(1)
Repurchase of common stock	(1,374,631)	(1)	(12,636)	—	—	—	(12,637)	—	(12,637)
Reduction of common stock subject to redemption	—	—	1,624	—	—	—	1,624	—	1,624
Redemptions in excess of distribution reinvestment plan	—	—	17,001	—	—	—	17,001	—	17,001
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(1,101)	(1,101)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(3)	(3)
Offering costs on preferred shares	—	—	(4,727)	—	—	—	(4,727)	—	(4,727)
Net income	—	—	—	—	2,854	—	2,854	157	3,011
Other comprehensive income	—	—	—	—	—	3,210	3,210	75	3,285
Balance as of September 30, 2018	174,245,340	$174	$1,557,001	$(541,913)	$127,511	$9,736	$1,152,509	$28,723	$1,181,232
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Deferred equity compensation	7,336	—	75	—	—	—	75	—	75
Distributions to common stockholders	—	—	—	(21,803)	—	—	(21,803)	—	(21,803)
Issuance of shares for distribution reinvestment plan	695,872	1	6,672	(6,673)	—	—	—	—	—
Reduction of common stock subject to redemption	—	—	(6,673)	—	—	—	(6,673)	—	(6,673)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,585)	(4,585)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs on preferred shares	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	5,333	—	5,333	1,197	6,530
Other comprehensive loss	—	—	—	—	—	(6,729)	(6,729)	(1,408)	(8,137)
Balance as of March 31, 2019	174,981,549	$175	$1,556,835	$(599,453)	$133,858	$(9,138)	$1,082,277	$227,394	$1,309,671
Deferred equity compensation	349	—	648	—	—	—	648	—	648
Distributions to common stockholders	—	—	—	(26,296)	—	—	(26,296)	—	(26,296)
Issuance of shares for distribution reinvestment plan	921,864	1	8,805	(8,806)	—	—	—	—	—
Repurchase of common stock	(10,348,142)	(10)	(98,918)	—	—	—	(98,928)	—	(98,928)
Reduction of common stock subject to redemption	—	—	(19,175)	—	—	—	(19,175)	—	(19,175)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Distributions of units to noncontrolling interest	—	—	—	—	—	—	—	269	269
Issuance of stock dividends	—	—	—	(2,067)	—	—	(2,067)	—	(2,067)
Mergers	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,903)	(4,903)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs on preferred shares	—	—	(181)	—	—	—	(181)	—	(181)
Net income	—	—	—	—	14,208	—	14,208	1,880	16,088
Other comprehensive loss	—	—	—	—	—	(11,314)	(11,314)	(1,489)	(12,803)
Balance as of June 30, 2019	243,610,554	$244	$2,194,174	$(636,622)	$148,066	$(20,452)	$1,685,410	$253,179	$1,938,589
Gross proceeds from issuance of common stock	264,624	—	2,576	—	—	—	2,576	—	2,576
Deferred equity compensation	—	—	950	—	—	—	950	—	950
Cash distributions to common stockholders	—	—	—	(21,204)	—	—	(21,204)	—	(21,204)
Issuance of shares for distribution reinvestment plan	1,377,885	1	13,140	(12,899)	—	—	242	—	242
Repurchase of common stock	(10,524,436)	(10)	(100,351)	—	—	—	(100,361)	—	(100,361)
Reclassification of common stock subject to redemption	—	—	21,510	—	—	—	21,510	—	21,510
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	800	800
Issuance of stock dividends	653,995	1	6,219	(6,165)	—	—	55	—	55
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,108)	(5,108)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Offering costs	—	—	(1,106)	—	—	—	(1,106)	—	(1,106)
Net income	—	—	—	—	8,939	—	8,939	1,149	10,088
Other comprehensive loss	—	—	—	—	—	(6,556)	(6,556)	(835)	(7,391)
Balance as of September 30, 2019	235,382,622	$236	$2,137,112	$(676,890)	$157,005	$(27,008)	$1,590,455	$249,175	$1,839,630
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2019	2018
Operating Activities:
Net income	$39,087	$18,769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	57,473	44,390
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	54,838	44,868
Amortization of (below) above market leases	(2,639)	(135)
Amortization of deferred financing costs and debt premium	4,926	2,293
Amortization of swap interest	94	94
Deferred rent	(9,655)	(10,210)
Deferred rent, ground lease	1,129	—
Termination fee revenue - receivable from tenant, net	(7,501)	(6,304)
Gain from sale of depreciable operating property	(8,441)	(1,158)
Unrealized loss on interest rate swap	—	2
(Gain) loss from investment in unconsolidated entities	(1,919)	1,617
(Gain) loss from investment	457	—
Stock-based compensation	1,673	37
Performance distribution allocation (non-cash)	(2,604)	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(5,380)	1,118
Restricted reserves	(79)	(30)
Accrued expenses and other liabilities	(8,943)	7,441
Due to affiliates, net	6,907	478
Net cash provided by operating activities	119,423	103,270
Investing Activities:
Cash acquired in connection with the Mergers, net of acquisition costs	25,321	—
Acquisition of properties, net	(37,781)	(182,250)
Proceeds from disposition of properties	46,784	1,383
Real estate acquisition deposits	—	(3,350)
Reserves for tenant improvements	2,030	3
Payments for construction in progress	(29,447)	(17,934)
Investment in unconsolidated joint venture	—	(3,266)
Distributions of capital from investment in unconsolidated entities	13,189	5,627
Purchase of investments	(8,353)	—
Net cash provided by (used in) investing activities	11,743	(199,787)
Financing Activities:
Proceeds from borrowings - Term Loan	627,000	—
Proceeds from borrowings - Revolver Loan	215,854	—
Proceeds from borrowings - Revolver Loan - EA-1	—	96,100
Principal payoff of secured indebtedness - Mortgage Debt	—	(18,954)
Principal payoff of secured indebtedness - Revolver Loan	(44,439)	—
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	(715,000)	(106,253)
Principal amortization payments on secured indebtedness	(4,903)	(4,896)
Deferred financing costs	(5,737)	(24)
Offering costs	(1,707)	—
Repurchase of common stock	(98,928)	(76,912)
Issuance of common stock, net of discounts and underwriting costs	2,789	—
Issuance of perpetual convertible preferred shares	—	125,000
Payment of offering costs - preferred shares	—	(4,727)
Distributions to noncontrolling interests	(12,506)	(3,556)
Distributions to preferred units subject to redemption	(6,141)	—
Distributions to common stockholders	(69,558)	(53,817)
Net cash used in financing activities	(113,276)	(48,039)

	Nine Months Ended September 30,
	2019	2018
Net increase (decrease) in cash, cash equivalents and restricted cash	$17,890	$(144,556)
Cash, cash equivalents and restricted cash at the beginning of the period	64,285	214,867
Cash, cash equivalents and restricted cash at the end of the period	$82,175	$70,311
Supplemental Disclosures of Cash Flow Information:
Cash paid for interest	$45,759	$3,721
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase (decrease) in fair value swap agreement	$(28,080)	$7,182
Increase (decrease) in distributions payable to common stockholders	$3,306	$(97)
Increase (decrease) in distributions payable to noncontrolling interests	$1,294	$(13)
Common stock issued pursuant to the distribution reinvestment plan	$28,378	$33,667
Common stock redemptions funded subsequent to period-end	$—	$39,107
Issuance of limited partnership units	$25,000	$—
Increase in redemptions payable	$100,362	$—
Issuance of stock dividends	$6,165	$—
Net assets acquired in Merger in exchange for common shares	$751,278	$—
Implied EA-1 common stock and operating partnership units issued in exchange for net assets acquired in Merger	$751,278	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$25,521	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 subsequent to January 1, 2019	$16,919	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
September 30, 2019
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
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its DRP. Pursuant to the Follow-On Offering, GCEAR offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares, and Class I shares with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees. On August 16, 2018, the board of directors of GCEAR approved the temporary suspension of the primary portion of the Follow-On Offering, effective August 17, 2018. On June 12, 2019, the Board approved the reinstatement of the primary portion of the Follow-On Offering, effective June 18, 2019. Since inception, the Company had issued 6,378,213 shares of common stock for aggregate gross proceeds of approximately $62.0 million in its offerings.
The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of September 30, 2019, the Company owned approximately 88.6% of the limited partnership units of the Current Operating Partnership. As a result of the contribution of five properties to the Company and the Self Administration Transaction, the former sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 9.9% of the limited partnership units of the Current Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of September 30, 2019. The remaining approximately 1.5% limited partnership units are owned by unaffiliated third parties. No limited partnership units of the Current Operating Partnership have been redeemed during the nine months ended September 30, 2019 and the year ended December 31, 2018. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.
Since inception, the Company had issued 279,457,165 shares of common stock. The Company has received aggregate gross offering proceeds of approximately $2.7 billion from the sale of shares in its various private offerings, public offerings, and DRP offerings. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015. There were 235,382,622 shares of common stock outstanding as of September 30, 2019, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP. As of September 30, 2019 and December 31, 2018, the Company had issued approximately $281.2 million and $252.8 million in shares pursuant to the DRP, respectively. As of September 30, 2019, $15.9 million subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2019 and December 31, 2018, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
During the quarter ended September 30, 2019, the Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings per Share ("ASC 260-10"). ASC 260-10 requires the computations of basic and diluted earnings per share to be adjusted retroactively for all periods presented to reflect the change in capital structure if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per share computations for those and any prior period consolidated financial statements presented shall be based on the new number of shares.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performs its annual assessment on October 1st.
Recently Issued Accounting Pronouncements
On February 25, 2016, the FASB issued ASU 2016-02, Leases ("ASU 2016-02"), which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. ASU 2016-02 was subsequently amended by the following updates: (i) ASU 2018-10, Leases: Codification Improvements to Topic 842, (ii) ASU 2018-11, Leases: Targeted Improvements, (iii) ASU 2018-20, Leases: Narrow Scope Improvements for Lessors and (iv) ASU 2019-01,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Upon adoption of ASC 842, the Company elected the “package of practical expedients,” which allowed the Company to not reassess (a) whether expired or existing contracts as of January 1, 2019 are or contain leases, (b) the lease classification for any expired or existing leases as of January 1, 2019, and (c) the treatment of initial direct costs relating to any existing leases as of January 1, 2019. The package of practical expedients was made as a single election and was consistently applied to all leases that commenced before January 1, 2019.
Lessor
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. As the Company elected the package of practical expedients, the Company's existing leases as of January 1, 2019 continue to be accounted for as operating leases.
Upon adoption of ASC 842, the Company elected the practical expedient permitting lessors to elect by class of underlying asset to not separate nonlease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to the Company's operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented all rental income earned pursuant to operating leases, including property expense recovery, as a single line item, “Rental income,” in the consolidated statement of operations for the three and nine months ended September 30, 2019. Prior to the adoption of ASC 842, the Company presented rental income, property expense recovery and other income related to leases separately in the Company's consolidated statements of operations. For comparability, the Company adjusted the comparative consolidated statement of operations for the three and nine months ended September 30, 2018 to conform to the 2019 financial statement presentation.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

2.	Basis of Presentation and Summary of Significant Accounting Policies (continued)

On January 1, 2019, the Company was the lessee on two ground leases, which were classified as operating leases under ASC 840. As the Company elected the packages of practical expedients, the Company is not required to reassess the classification of these existing leases and, as such, these leases continue to be accounted for as operating leases. In the event the Company modifies existing leases or enters into new leases in the future, such leases may be classified as finance leases.
On January 1, 2019, the Company recognized ROU assets and lease liabilities for these leases on the Company's consolidated balance sheets, and on a go-forward basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. On January 1, 2019, the Company recorded a ROU asset of $25.5 million and a corresponding liability of approximately $27.6 million relating to the Company's existing ground lease arrangements. These operating leases were recognized based on the present value of the future minimum lease payments over the lease term. As these leases do not provide an implicit rate, the Company used its incremental borrowing rate based on the information available in determining the present value of future payments. The discount rate used to determine the present value of these operating leases’ future payments was 5.36%. There was no impact to beginning equity as a result of the adoption related to the lessee accounting as the difference between the asset and liability is attributed to derecognition of pre-existing straight-line rent balances.
On March 1, 2019. the Company entered into an office lease located in Chicago, Illinois. The Company recorded a ROU asset of $0.6 million and a corresponding liability to the Company's lease agreements (see Note 14, Operating Leases, for details). The discount rate used to determine the present value of these operating leases’ future payments was 3.94%.
On September 20, 2019, the Company acquired the McKesson II property (defined in Note 4, Real Estate) and assumed a ground lease from the seller. The Company recorded a ROU asset of $16.3 million and a corresponding liability to the Company's existing ground lease agreements (see Note 14, Operating Leases, for details). The discount rate used to determine the present value of these operating leases’ future payments was 4.36%.
Upon adoption of ASC 842, the Company also elected the practical expedient to not separate non-lease components, such as common area maintenance, from associated lease components for the Company's ground and office space leases.
Reclassification of the Prior Year Presentation of Rental Income and Property Expense Recovery
As described below, rental income, termination income and property expense recovery related to the Company's operating leases for which the Company is the lessor qualified for the single component practical expedient and was classified as rental income in the Company's consolidated statements of operations. Prior to the adoption of the new lease accounting standard, the Company classified rental income, termination income and property expense recovery separately in the Company's consolidated statements of operations, in accordance with the guidance in effect prior to January 1, 2019. Upon adoption of the new lease accounting standard, the Company's comparative statements of operations from the prior period have been reclassified to conform to the new single component presentation of rental income, termination income and property expense recovery, classified within "Rental Income" in the Company's consolidated statements of operations.
The table below provides a reconciliation of the prior period presentation of the statement of operations line items that were reclassified in the Company's consolidated statement of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Presentation prior to January 1, 2019
Lease income	$66,028	$187,601
Lease termination income	84	9,090
Property expense recovery	18,929	54,740
Rental income	$85,041	$251,431

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
As part of the Self Administration Transaction, the Company issued 20.4 million limited partnership units with an estimated fair value per unit of $10.03. The terms of the Self Administration Transaction included two earn-outs structured with an estimated fair value obligation of approximately $29.4 million.
Assets Acquired and Liabilities Assumed
The Self Administration Transaction was accounted for using the acquisition method of accounting under ASC 805, Business Combinations ("ASC 805"), which requires, among other things, the assets acquired and liabilities assumed to be recognized at their fair values as of the acquisition date.
During the nine months ended September 30, 2019, the Company finalized the purchase price allocation for the Self Administration Transaction. The following table summarizes the finalized purchase price allocation:

Amount
Assets:
Accounts receivable from affiliates and other assets	$19,878
Management contract intangibles	4,239
Goodwill	229,948
Total assets acquired	254,065
Liabilities:
Earn-outs (due to affiliates)	29,380
Executive deferred compensation plan	7,795
Other liabilities	11,890
Total liabilities assumed	49,065
Net assets acquired	$205,000
The intangible assets acquired primarily consist of property management and advisory contracts that the Company, as advisor and property manager through certain subsidiaries, had with GCEAR. The value of the contracts was determined based on a discounted cash flow valuation of the projected revenues of the acquired contracts. The contracts are subject to an estimated useful life of approximately three months. As of September 30, 2019, the management and advisory contracts were fully amortized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Pro Forma Financial Information
The following condensed pro forma operating information is presented as if the Self Administration Transaction occurred in 2018 and had been included in operations as of January 1, 2018. The pro forma operating information excludes certain nonrecurring adjustments, such as acquisition fees and expenses incurred, to reflect the pro forma impact the acquisition would have on earnings on a continuous basis:

Nine Months Ended September 30, 2018
Revenue	$251,431
Net income	$47,304
Net income attributable to noncontrolling interests	$7,171
Net income attributable to common stockholders (1)	$38,639
Net income attributable to common stockholders per share, basic and diluted	$0.23

(1)
Amount is net of net income attributable to noncontrolling interests, distributions to redeemable noncontrolling interests attributable to common stockholders and distributions to preferred shareholders.

4.     Real Estate
As of September 30, 2019, the Company’s real estate portfolio consisted of 101 properties in 25 states consisting substantially of office, warehouse, and manufacturing facilities and one land parcel held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above- and below-market lease valuation.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2019 was $57.5 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2019 was $54.8 million.
2019 Acquisitions
The purchase price and other acquisition items for the properties acquired during the nine months ended September 30, 2019 are shown below (in thousands except square footage):

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Expenses (1)	Year of Lease Expiration
McKesson II	Scottsdale, AZ	McKesson Corporation	9/20/2019	$37,674	124,900	$1,059	2029

(1)	The former advisor is entitled to receive acquisition fees equal to 2.5%. In addition, the Company incurred third-party costs associated with the acquisition.
Mergers
The Mergers were accounted for as an asset acquisition under ASC 805, with EA-1 treated as the accounting acquirer and the Mergers accounted for as a reverse acquisition. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 350, Intangibles. Based on an evaluation of the relevant factors and the guidance in ASC 805 requiring significant management judgment, the entity considered the acquirer for accounting purposes is not the legal acquirer. In order

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the board of directors, management composition, existence of a premium as it applies to the exchange ratio, relative size, transaction initiation, operational structure, relative composition of employees, surviving brand and name, and other factors. The strongest factor identified was the relative size of EA-1 and GCEAR. Based on financial measures, EA-1 was a significantly larger entity than GCEAR and its stockholders hold the majority of the voting shares of the Company.
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

As of April 30, 2019
GCEAR's common shares outstanding	78,054,934
Exchange ratio	1.04807
Implied EA-1 common stock issued in consideration	74,474,924

GCEAR's operating partnership units outstanding	527,045
Exchange ratio	1.04807
Implied EA-1 operating partnership units issued in consideration	502,872
EA-1's net asset value per share	$10.02
Total consideration	$751,278

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

The following table summarizes the final purchase price allocation based on a valuation report prepared by the Company's third-party valuation specialist that was subject to management's review and approval:

As of April 30, 2019
Assets:
Cash assumed	$35,659
Land	135,875
Building and improvements	913,739
Tenant origination and absorption cost	214,428
Intangibles	3,627
Construction in progress	263
Other assets	5,964
Total assets	1,309,555
Liabilities:
Debt (net of $1.1 million premium)	498,906
Below market leases	12,476
Due to Affiliates	8,804
Distribution payable	1,854
Restricted reserves	11,050
Accounts payable and other liabilities	14,849
Total liabilities	547,939
Fair value of net assets acquired	761,616
Less: EA-1's Merger expenses	10,338
Fair value of net assets acquired, less EA-1's Merger expenses	$751,278
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
The following is a breakdown of the Company's costs incurred during the nine months ended September 30, 2019 related to the Mergers:

Amount
Advisory and valuation fees	$8,592
Legal, accounting and tax fees	1,384
Other fees	362
Total Merger-related fees	$10,338
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the nine months ended September 30, 2019, the Company used a discount rate of 5.75% to 11.75%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
The following summarizes the purchase price allocations of the properties acquired during the nine months ended September 30, 2019:

Acquisition	Land	Building	Improvements	Tenant origination and absorption costs	In-place lease valuation - above market	In-place lease valuation - (below) market	Land Leasehold Value (Above Market)	Total (1)	2019 Revenue (2)
Mergers	$135,875	$850,811	$62,928	$214,428	$3,627	$(12,476)	$—	$1,255,193	$44,124
McKesson II (3)	$—	$25,446	$4,681	$11,513	$239	$—	$(3,072)	$38,807	$107

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

(2)	The operating results of the properties acquired have been included in the Company's consolidated statement of operations since the acquisition date.

(3)
The Company recorded a ROU asset of $16.3 million and a corresponding liability to the Company's existing ground lease agreements as part of the acquisition (see Note 14, Operating Leases, for details).

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles, as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
In-place lease valuation (above market)	$45,398	$42,736
In-place lease valuation (above market) - accumulated amortization	(33,296)	(31,995)
In-place lease valuation (above market), net	12,102	10,741

Ground leasehold interest (below market)	2,254	2,255
Ground leasehold interest (below market) - accumulated amortization	(157)	(137)
Ground leasehold interest (below market), net	2,097	2,118
Intangibles - other	—	4,240
Intangible assets, net	$14,199	$17,099

In-place lease valuation (below market)	$(67,622)	$(55,147)
Land leasehold interest (above market)	(3,072)	—
In-place lease valuation (below market) - accumulated amortization	37,140	32,032
Intangible liabilities, net	$(33,554)	$(23,115)

Tenant origination and absorption cost	$752,012	$530,181
Tenant origination and absorption cost - accumulated amortization	(343,018)	(296,201)
Tenant origination and absorption cost, net	$408,994	$233,980

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of September 30, 2019 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
Remaining 2019	$(901)	$17,415	$(3)	$998
2020	$(1,777)	$65,548	$(10)	$4,852
2021	$(1,864)	$57,564	$(10)	$5,624
2022	$(2,359)	$53,980	$(10)	$5,630
2023	$(2,379)	$49,383	$(10)	$5,530
Tenant and Portfolio Risk
The Company monitors the credit of all tenants to stay abreast of any material changes in credit quality. The Company monitors tenant credit by (1) reviewing the credit ratings of tenants (or their parent companies) that are rated by nationally recognized rating agencies; (2) reviewing financial statements and related metrics and information that are publicly available or required to be provided pursuant to the lease; (3) monitoring news reports and press releases regarding the tenants and their underlying business and industry; and (4) monitoring the timeliness of rent collections.
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

	Balance as of
	September 30, 2019	December 31, 2018
Cash reserves	$24,604	$12,945
Restricted lockbox	7,309	2,862
Total	$31,913	$15,807
Assets Held for Sale
As of September 30, 2019, the 10 Commerce Parkway property located in West Jefferson, Ohio, met the criteria for classification as held for sale. Therefore, the Company classified the property as held for sale, net, on the consolidated balance sheets at the carrying amount as of September 30, 2019. The 10 Commerce Parkway property is included in continuing operations in the consolidated statements of operations, as the property did not meet the prerequisite requirements to be classified as a discontinued operation (see Note 17, Subsequent Events, for details).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Real Estate (continued)

The following summary presents the major components of assets and liabilities related to the real estate held for sale as of September 30, 2019:

Balance as of September 30, 2019
Land	$1,407
Building and improvements	26,224
Tenant origination and absorption cost	2,937
Total real estate	30,568
Less: accumulated depreciation and amortization	(802)
Total real estate, net	29,766
Intangible assets, net	37
Other assets	1
Total assets	$29,804

Accrued expenses and other liabilities	$184
Total liabilities	$184
Sale of Properties
Lynnwood Land
On July 30, 2019, the Company sold the Lynnwood IV land parcel located in Lynnwood, WA for total proceeds of $1.8 million, less closing costs and other closing credits. The carrying value of the land parcel was approximately $1.3 million. Upon the sale, the Company recognized a gain of approximately $0.3 million.
7601 Technology Way
On September 5, 2019, the Company sold the 7601 Technology Way property located in Denver, Colorado for total proceeds of $48.8 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $37.6 million. Upon the sale of the property, the Company recognized a gain of approximately $8.1 million.

5.	Investments in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through a special purpose entity, wholly owned by the Current Operating Partnership, formed a joint venture (the "Heritage Common X") for the construction and ownership of a four-story, Class "A" office building with a net rentable area of approximately 200,000 square feet located in Fort Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property was completed in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA.
On July 17, 2019, the Heritage Common X Ltd. sold the Heritage Trace Parkway property located in Fort Worth, TX. The net cash to the Company from the sale was approximately $8.2 million after repayment of approximately $41.4 million of debt, along with closing costs, credits, and distributions to its joint venture partners in accordance with the provisions of the governing documents. Upon the sale, the Company recognized a equity in earnings of approximately $3.6 million. At the time of the sale, the Company had an ownership interest of approximately 45% in the joint venture. The remaining balance as of September 30, 2019 represents approximately $0.4 million of escrow holdback deposit.
Digital Realty Trust, Inc.
In September 2014, the Company, through an SPE, wholly owned by the Current Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5.	Investments in Unconsolidated Entities (continued)

which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately three years.
The joint venture currently uses an interest rate swap to manage its interest rate risk associated with its variable rate debt. The interest rate swap is designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture records changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.3 million of other comprehensive loss for the nine months ended September 30, 2019.
The interests discussed above are deemed to be variable interests in variable interest entities ("VIE") and, based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs are recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its carrying value in the investments.
As of September 30, 2019, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Common X		Total
Balance as of December 31, 2018	$27,291	$3,274		$30,565
Net income	(1,690)	3,609	(1)	1,919
Distributions	(5,000)	(6,438)	(1)	(11,438)
Other comprehensive loss	(251)	—		(251)
Balance as of September 30, 2019	$20,350	$445		$20,795

(1)
Includes approximately $0.6 million in disposition and other fees owed to the Company's former advisor. In addition, approximately $1.1 million of third party fees and taxes were incurred as part of the outside basis of the investment.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt
As of September 30, 2019 and December 31, 2018, the Company’s debt consisted of the following:

	September 30, 2019	December 31, 2018		Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$20,849	$21,219		4.18%	April 2023	4.61%
Midland Mortgage Loan	100,760	102,262		3.94%	April 2023	4.11%
Emporia Partners Mortgage Loan	2,219	2,554		5.88%	September 2023	5.98%
Samsonite	21,392	22,085		6.08%	September 2023	5.15%
Highway 94 loan	15,835	16,497		3.75%	August 2024	4.71%
AIG Loan II	126,970	—		4.15%	November 2025	4.93%
BOA Loan	375,000	375,000		3.77%	October 2027	3.92%
BOA/KeyBank Loan	250,000	—		4.32%	May 2028	4.16%
AIG Loan	106,220	107,562		4.96%	February 2029	5.08%
Total Mortgage Debt	1,019,245	647,179
Revolving Credit Facility	171,500	—		LIBO Rate +1.30% (4)	June 2023(4)	3.54%
2023 Term Loan	200,000	—		LIBO Rate +1.25%	June 2023	3.46%
2024 Term Loan	400,000	—		LIBO Rate +1.25%	April 2024	3.45%
2026 Term Loan	150,000	—		LIBO Rate +1.65%	April 2026	3.82%
Term Loan	—	715,000	(3)	—	—	—
Total Debt	1,940,745	1,362,179
Unamortized Deferred Financing Costs and Discounts, net	(10,604)	(8,648)
Total Debt, net	$1,930,141	$1,353,531

(1)
Including the effect of one interest rate swap agreement with a total notional amount of $425.0 million, the weighted average interest rate as of September 30, 2019 was 3.81% for both the Company’s fixed-rate and variable-rate debt combined and 3.89% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of September 30, 2019 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	Represents the Company's Term Loan (defined below), which was fully repaid on May 1, 2019. See discussion below.

(4)
The LIBO rate as of September 30, 2019 was 2.05%.The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

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
Pursuant to the Second Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of $750.0 million (the "Revolving Commitment"), a five-year term loan (the "2023 Term Loan") in an initial commitment amount of $200.0 million (the "2023 Term Commitment"), a five-year term loan (the "2024 Term Loan") in an initial commitment amount of $400.0 million (the "2024

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt (continued)

Term Commitment"), and a seven-year term loan (the "2026 Term Loan") in an initial commitment amount of $150.0 million (the "2026 Term Commitment"), which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25.0 million, and increases of $25.0 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50.0 million, provided that at no time will the Revolving Credit Facility be less than $150.0 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
The Revolving Credit Facility also provides for same day swingline advances to be provided by KeyBank, Bank of America, N.A., and Wells Fargo Bank, N.A., on a pro rata basis, up to $125.0 million in the aggregate. Such swingline advances will reduce dollar for dollar the availability under the Revolving Credit Facility, and must be repaid within 10 business days.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Debt (continued)

Furthermore, the activities of the KeyBank Borrower, the Company, and the Company's subsidiaries must be focused principally on the acquisition, operation, and maintenance of income-producing office and industrial real estate properties. The Second Amended and Restated Credit Agreement contains certain restrictions with respect to the investment activities of the KeyBank Borrower, including, without limitation, the following: (i) unimproved land may not exceed 5% of total asset value; (ii) developments that are pre-leased assets under development may not exceed 20% of total asset value; (iii) investments in unconsolidated affiliates may not exceed 10% of total asset value; (iv) investments in mortgage notes receivable may not exceed 15% of total asset value; and (v) leased assets under renovation may not exceed 10% of total asset value. These investment limitations cannot exceed 25% in the aggregate, based on total asset value, as defined in the Second Amended and Restated Credit Agreement.
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
As of September 30, 2019, there was approximately $250.0 million outstanding pursuant to the BofA/KeyBank Loan.
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
As of September 30, 2019, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
Term Loan
On July 20, 2015, the Company, through the EA-1 Operating Partnership, entered into an amended and restated credit agreement, as amended by that certain first amendment to amended and restated credit agreement dated as of February 12, 2016 with a syndicate of lenders, co-led by KeyBank National Association ("KeyBank"). Pursuant to the unsecured credit agreement,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Current Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2019.

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
The following table sets forth a summary of the interest rate swaps at September 30, 2019 and December 31, 2018:

				Fair Value (1)		Current Notional Amounts (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$90	$5,245	$425,000	$425,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(8,768)	(1,987)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,034)	(1,628)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(7,048)	(1,636)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(7,131)	(1,711)	100,000	100,000
Total				$(29,891)	$(1,717)	$850,000	$850,000

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2019, derivatives in an asset or liability position are included in the line item "Other assets" or "Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7.	Interest Rate Contracts (continued)

(2)	Represents the notional amount of swaps as of the balance sheet date of September 30, 2019 and December 31, 2018.
The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2019	2018
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(25,849)	$(8,458)
Amount of (gain) reclassified from AOCI into earnings under “Interest expense”	$(2,231)	$1,182
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$53,642	$41,251
During the 12 months subsequent to September 30, 2019, the Company estimates that an additional $1.4 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2019 and December 31, 2018, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $31.0 million and $1.7 million, respectively. As of September 30, 2019 and December 31, 2018, the Company had not posted any collateral related to these agreements.

8.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Prepaid rent	$14,847	$15,204
Deferred compensation	8,637	—
Accrued CIP	4,855	4,662
Real estate taxes payable	19,509	23,258
Interest payable	12,266	9,310
Property operating expense payable	7,054	9,159
Other liabilities	24,202	19,023
Total	$91,370	$80,616

9.	Fair Value Measurements
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted)

9.	Fair Value Measurements (continued)

the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2019 and the year ended December 31, 2018.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2019 and December 31, 2018:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2019
Interest Rate Swap Asset	$90	$—	$90	$—
Interest Rate Swap Liability	$(29,981)	$—	$(29,981)	$—
Earn-out Liability (due to affiliates)	$(4,380)	$—	$—	$(4,380)
Corporate Owned Life Insurance Asset	$2,022	$—	$2,022	$—
Mutual Funds Asset	$6,483	$6,483	$—	$—
Deferred Compensation Liability	$(8,568)	$—	$(8,568)	$—

December 31, 2018
Interest Rate Swap Asset	$5,245	$—	$5,245	$—
Interest Rate Swap Liability	$(6,962)	$—	$(6,962)	$—
Earn-out Liability (due to affiliates)	$(29,380)	$—	$—	$(29,380)
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
The Company estimates the fair value of the Cash Earn-Out liability using a discounted cash flow. The estimate requires the Company to make various assumptions about future equity raised, capitalization rates and annual net operating income growth. The liability is considered a Level 3 input in the fair value hierarchy. As of September 30, 2019, the fair value of the liability was estimated to be $4.4 million. As of September 30, 2019, no payments on the estimated liability have occurred.
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2019 and December 31, 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 6, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2019 and December 31, 2018. The fair value of the six mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted)

9.	Fair Value Measurements (continued)

	September 30, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Samsonite	$22,662	$21,392	$22,440	$22,085
Highway 94 loan	$15,356	$15,835	$15,601	$16,497
AIG Loan II	$122,791	$126,970	$—	$—
BOA Loan	$374,336	$375,000	$361,917	$375,000
BOA/KeyBank Loan	$268,318	$250,000	$—	$—
AIG Loan	$104,131	$106,220	$108,032	$107,562

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2019 and December 31, 2018. See Note 6, Debt, for details.

10.	Equity
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
As of September 30, 2019, there were 323,816 shares of Class T common stock, 287 shares of Class S common stock, 24,414 shares of Class D common stock, 986,564 shares of Class I common stock, 24,324,950 shares of Class A common stock, 47,419,337 of Class AA common stock, 946,134 shares of Class AAA common stock, and 161,357,120 of Class E common stock outstanding.
Common Equity
As of September 30, 2019, the Company had received aggregate gross offering proceeds of approximately $2.7 billion from the sale of shares in the private offering, the public offerings, and the DRP offerings, as discussed in Note 1, Organization. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the Mergers) in April 2019 upon the consummation of the Mergers. As of September 30, 2019, there were 235,382,622 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Extension of the Follow-On Offering
On August 8, 2019, the Company's Board extended the termination date of the Company's Follow-On Offering from September 20, 2019 to September 20, 2020, which is three years after the effective date of the Company's Follow-On Offering. The Company's Board reserved the right to further extend the Follow-On Offering, in certain circumstances, or terminate the Company's Follow-On Offering at any time prior to September 20, 2020.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10.	Equity (continued)

As of September 30, 2019 and December 31, 2018, the Company had issued approximately $281.2 million and $252.8 million in shares pursuant to the DRP, respectively. As of September 30, 2019, $15.9 million were subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.
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
On August 8, 2019, the Company's Board amended and restated its SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or received their shares from the Company (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of common stock such that the Company may redeem up to 5% of the aggregate NAV of each class of common stock; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.
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
There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter, subject to the further limitations as indicated in the August 8, 2019 amendments discussed above. See Note 17, Subsequent Events, for details.
As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of September 30, 2019, the quarterly cap was approximately $116.2 million.
During the three months ended September 30, 2019, the Company received redemption requests under the SRP for Class A, Class AA, Class AAA, Class I, and Class E shares of common stock, as summarized in the following table:

	Class
	T	S	D	E	I	A	AA	AAA	Total
Redemption Requests - Shares	—	—	—	11,362,476	10,406	837,000	1,231,604	20,363	13,461,849
Redemption Requests - Amount	$—	$—	$—	$108,398	$100	$7,968	$11,725	$194	$128,385
During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during the quarter, or 25% of the shares submitted, will be treated as redemption requests for the quarter ending December 31, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10.	Equity (continued)

The following table summarizes share redemption (excluding the self-tender offer) activity during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Shares of common stock redeemed	10,589,361	1,311,582	10,589,361	8,013,521
Weighted average price per share	$9.54	$9.63	$9.54	$9.60
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
Deferred Compensation Plan
The Company maintains a voluntary, contributory, nonqualified deferred compensation plan which, for each year, permits key employees to defer a percentage of their compensation. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants as of September 30, 2019 was $8.6 million and is included in "Accrued expenses and other liabilities" in the consolidated balance sheet. The Company has certain investments, including corporate-owned life insurance policies ("COLI"), which had a market value that offset the participant liabilities.

11.	Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Current Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the Current Operating Partnership were issued as part of the initial capitalization of the EA-1 Operating Partnership and GCEAR II Operating Partnership, in

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

11.	Noncontrolling Interests (continued)

conjunction with members of management's contribution of certain assets, other contributions, and in connection with the Self-Administration Transaction as discussed in Note 1, Organization.
As of September 30, 2019, noncontrolling interests were approximately 11.71% of total shares and 12.15% of weighted average shares outstanding (both measures assuming limited partnership units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Current Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The Current Operating Partnership issued 31.6 million limited partnership units, including stock distributions, to affiliated parties and unaffiliated third parties in exchange for certain properties and in connection with the Self Administration Transaction. The limited partnership units issued to affiliates as part of the Self Administration Transaction have a mandatory hold period until December 2020 and have no voting rights until the units are converted to common shares. In addition, 0.2 million limited partnership units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Current Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its limited partnership units in the respective transaction.
The limited partners of the Current Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Current Operating Partnership, the Company, to redeem their limited partnership units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their limited partnership units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no unit redemptions during the nine months ended September 30, 2019 and year ended December 31, 2018.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2019 and year ended December 31, 2018:

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
Beginning balance	$232,203		$31,105
Contributions/issuance of noncontrolling interests	30,039	(1)	205,000	(1)
Distributions of units to noncontrolling interest	1,069		—
Distributions to noncontrolling interests	(14,596)		(4,368)
Allocated distributions to noncontrolling interests subject to redemption	(34)		(13)
Net Income	4,226		789
Other comprehensive income (loss)	(3,732)		(310)
Ending balance	$249,175		$232,203

(1)	The issuance of noncontrolling units was the result of the Self Administration Transaction and Mergers. See Note 3, Self Administration Transaction, and Note 4, Real Estate, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

i.
an initial annual distribution rate of 6.55%, or if the Company's Board decides to proceed with the Second Issuance, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date (the “Reset Date”), subject to paragraphs (iii) and (iv) below;

ii.	6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;

iii.
if a listing (“Listing”) of the Company's shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the “First Triggering Event”), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to certain conditions as set forth in the articles supplementary; or

iv.	if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12.	Perpetual Convertible Preferred Shares (continued)

Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of the Company's assets legally available for distribution to the stockholders, after payment of or provision for the Company's debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Company's Board, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of the Company's remaining assets.
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
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

13.	Related Party Transactions
Summarized below are the related party costs incurred by the Company for the nine months ended September 30, 2019 and 2018, respectively, and any related amounts payable and receivable as of September 30, 2019 and December 31, 2018:

	Incurred for the Nine Months		Payable as of
	Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018
Expensed
Operating expenses	$—	$2,630	$—	$74
Asset management fees	—	17,628	—	—
Property management fees	—	6,992	—	875
Disposition fees	641	—	641	—
Costs advanced by the Advisor	2,571	396	1,271	341
Consulting fee - shared services	1,874	—	377	—
Capitalized
Acquisition fees (1)	942	5,331	942	—
Leasing commissions	596	—	—	—
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	4,380	29,380
Other Fees	20	—	—	11,734
Stockholder Servicing Fee	693	—	5,938	—
Other
Distributions	10,089	—	1,318	2
Total, net of real estate assets held for sale	$17,426	$32,977	$14,867	$42,406
Asset management fees related to real estate held for sale	—	42	—	—
Property management fees related to real estate held for sale	—	57	—	—
Total	$17,426	$33,076	$14,867	$42,406

(1)	Acquisition fees related to the acquisition of McKesson II during the quarter ended September 30, 2019 were capitalized as the acquisition did not meet the business combination criteria.

	Incurred for the Nine Months		Receivable as of
	Ended September 30,		September 30,	December 31,
	2019	2018	2019	2018
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$658	$—	$—	$7,951
Other fees	—	—	1,202	11,734
Due from GCC
Payroll/Expense Allocation	321	—	321	—
Due from Affiliates
Payroll/Expense Allocation	1,217	—	—	—
O&O Costs (including payroll allocated to O&O)	157	—	—	—
Other Fees (1)	6,375	—	—	—
Total	$8,728	$—	$1,523	$19,685

(1)	Includes Payroll/Expense allocation, Offering Costs, Advisory Fee, Performance Distribution, LP Distributions & Employee Reimbursements.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

14.	Operating Leases
Lessor
The Company leases commercial and industrial space to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum lease payments are recognized in rental income on a straight-line basis over the term of the related lease and estimated reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses are recognized in rental income in the period that the expenses are incurred.
The Company recognized $80.3 million and $212.8 million of lease income related to operating lease payments for the three and nine months ended September 30, 2019, respectively.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2019. The Company's current leases have expirations ranging from 2019 to 2044.

As of September 30, 2019
Remaining 2019	$74,253
2020	290,724
2021	294,220
2022	293,720
2023	285,232
Thereafter	1,338,973
Total	$2,577,122
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of September 30, 2019, the Company leased three parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102, December 2095, and September 2102 with no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately six years and no option to renew.
On January 1, 2019, the Company recognized ROU assets and lease liabilities for these leases on the Company's consolidated balance sheets, and on a go-forward basis, lease expense will be recognized on a straight-line basis over the remaining term of the lease. On January 1, 2019, the Company recorded a ROU asset of $25.5 million and a corresponding liability $27.6 million relating to the Company's existing ground lease arrangements.
On March 1, 2019. the Company entered into an office lease located in Chicago, Illinois. The Company recorded a ROU asset of $0.6 million and a corresponding liability to the Company's lease agreements (see Note 14, Operating Leases, for details). The discount rate used to determine the present value of these operating leases’ future payments was 3.94%.
On September 20, 2019, the Company acquired the McKesson II property, and assumed a ground lease from the seller. The Company recorded a ROU asset of $16.3 million and a corresponding liability to the Company's existing ground lease agreement.
The Company incurred operating lease costs of approximately $0.7 million, and $1.9 million for the three and nine months ended September 30, 2019, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.3 million and $0.8 million for the three and nine months ended September 30, 2019, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

14.	Operating Leases (continued)

Maturities of lease liabilities as of September 30, 2019 were as follows:

September 30, 2019
Remaining 2019	$408
2020	1,633
2021	1,636
2022	1,644
2023	1,735
Thereafter	288,541
Total undiscounted lease payments	295,597
Less imputed interest	(250,730)
Total lease liabilities	$44,867
As the Company elected to apply the provisions of ASC 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with ASC 840. The future minimum commitments under the Company's ground leases as of December 31, 2018 were as follows:

December 31, 2018
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
On August 1, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from July 1, 2019 to July 31, 2019.
On September 3, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2019
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

16.	Declarations of Distributions (continued)

and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from August 1, 2019 to August 31, 2019.
On October 1, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from September 1, 2019 to September 30, 2019.
On September 23, 2019, the Board declared cash distributions in the amount of $0.001506849 per day, subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period commencing on October 1, 2019 and ending on December 31, 2019.  Such distributions payable to each stockholder of record during a month will be paid on such date of the following month as the Company’s Chief Executive Officer may determine.

17.	Subsequent Events
Offering Status
As of November 6, 2019, the Company has issued 1,480,865 shares of the Company's common stock, pursuant to the primary portion of the Follow-On Offering for approximately $14.3 million (includes historical amounts sold by GCEAR prior to the Mergers).
As of November 6 2019, the Company had issued 29,859,562 shares of the Company’s common stock pursuant to the DRP offerings for approximately $289.6 million.
Cash and Stock Distributions
On November 2, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day of the period from October 1, 2019 to October 31, 2019.
Share Redemption Program
During the quarter ended September 30, 2019, the Company received redemption requests under the SRP for Class A, Class AA, Class AAA, Class I, and Class E shares of common stock. The following table summarizes shares redeemed on October 2, 2019:

	Class
	T	S	D	E	I	A	AA	AAA	Total
Redeemed - Shares	—	—	—	8,489,988	10,406	837,000	1,231,604	20,363	10,589,361
Redeemed - Amount	$—	$—	$—	$80,993	$100	$7,968	$11,725	$194	$100,980
On November 7, 2019, Board amended and restated the SRP, effective as of December 12, 2019, in order to (i) provide for redemption sought upon a stockholder’s determination of incompetence or incapacitation; (ii) clarify the circumstances under which a determination of incompetence or incapacitation will entitle a stockholder to such redemption; and (iii) make certain other clarifying changes.
Sale of Properties
On October 14, 2019, the Company sold the FedEx Freight property located in West Jefferson, Ohio for total proceeds of $30.3 million, less closing costs and other closing credits. The property sold for an approximate amount equal to the carrying value.
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
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As a result of the Self Administration Transaction, we are now self-managed and we acquired the advisory, asset management and property management business of GRECO. As of September 30, 2019, we have 42 employees.
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
As of September 30, 2019, our real estate portfolio consisted of 101 properties in 25 states and 118 lessees consisting substantially of office, warehouse, and manufacturing facilities and 1 land parcel held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to September 30, 2019 was approximately $278.5 million with approximately 61.5% generated by properties leased to tenants and/or guarantors or whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 91.6% leased as of September 30, 2019, with a weighted average remaining lease term of 7.5 years, average annual rent increases of approximately 2.2%, and a net debt to total real estate acquisition value of 48.8%.
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
Set forth below are the components of our daily NAV as of September 30, 2019 and June 30, 2019, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	September 30, 2019	June 30, 2019
Gross Real Estate Asset Value	$4,437,125	$4,374,392
Investments in Unconsolidated Entities	72,185	79,726
Management Comp. Value	230,000	230,000
Interest Rate Swap (Unrealized Gain/Loss)	(30,882)	(23,760)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets (Liabilities), net	16,583	23,105
Total Debt at Fair Value	(1,952,467)	(1,931,477)
NAV	$2,647,544	$2,626,986

Total Shares Outstanding	277,666,517	275,300,122
NAV per share	$9.53	$9.54
Our independent valuation firm utilized the discounted cash flow approach for 98 properties and the direct capitalization approach for the remaining three properties in our portfolio with a weighted average of approximately 7.5 years remaining on their existing leases. The following summarizes the range of overall capitalization rates for the 98 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.25%	6.75%	5.47%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	10.00%	6.95%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	11.75%	7.61%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO	OP Units	Total

NAV as of June 30, 2019 before share/unit sale/redemption activity	$2,209	$3	$188	$7,817	$1,608,469	$705,780	$302,520	$2,626,986
Fund level changes to NAV
Realized/unrealized gain on net assets	50	—	4	164	31,547	13,849	5,915	51,529
Interest Rate Swap (Unrealized Gain/Loss)	(7)	—	(1)	(22)	(4,360)	(1,914)	(818)	(7,122)
Dividend accrual	(37)	—	(3)	(141)	(27,788)	(12,219)	(5,207)	(45,395)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(6)	—	—	—	—	(997)	(7)	(1,010)
NAV as of September 30, 2019 before share/unit sale/redemption activity	2,209	3	188	7,818	1,607,868	704,499	302,403	2,624,988

Unit sale/redemption activity- Dollars
Amount sold	912	—	47	1,462	12,558	6,754	1,068	22,801
Amount redeemed and to be paid	—	—	—	—	(53)	—	(192)	(245)
NAV as of September 30, 2019	$3,121	$3	$235	$9,280	$1,620,373	$711,253	$303,279	$2,647,544

NAV as of June 30, 2019	229,119	283	19,500	812,166	168,520,207	74,028,832	31,690,014	275,300,121
Shares/units sold	94,696	5	4,915	152,176	1,319,362	708,902	111,923	2,391,979
Shares/units redeemed	—	—	—	—	(5,607)	24	(20,000)	(25,583)
Shares/units outstanding as of September 30, 2019	323,815	288	24,415	964,342	169,833,962	74,737,758	31,781,937	277,666,517	(1)

NAV per share as of June 30, 2019	$9.64	$9.64	$9.62	$9.62	$9.54	$9.53
Change in NAV per share/unit	—	(0.01)	—	—	—	(0.02)
NAV per share as of September 30, 2019	$9.64	$9.63	$9.62	$9.62	$9.54	$9.51

(1)	Shares exclude redeemed shares in the Consolidated Statements of Equity and Class I shares sold on September 30, 2019 which were processed on October 1 & 2, 2019.

Revenue Concentration
No lessee or property, based on net rent for the 12-month period subsequent to September 30, 2019, pursuant to the respective in-place leases, was greater than 3.5% as of September 30, 2019.
The percentage of net rent for the 12-month period subsequent to September 30, 2019 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
California	$31,412	8	11.3%
Texas	29,144	11	10.5
Ohio	28,320	12	10.2
Arizona	25,719	8	9.2
Illinois	22,516	9	8.1
Georgia	21,962	5	7.9
New Jersey	16,317	5	5.9
Colorado	14,029	5	5.0
South Carolina	11,250	3	4.0
North Carolina	11,183	5	4.0
All Others (1)	66,617	30	23.9
Total	$278,469	101	100.0%

(1)	All others account for less than 3.8% of total net rent on an individual basis.
The percentage of net rent for the 12-month period subsequent to September 30, 2019, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$37,801	19	13.6%
Health Care Equipment & Services	26,588	10	9.5
Insurance	21,854	10	7.8
Consumer Services	21,688	7	7.8
Retailing	19,739	7	7.1
Diversified Financials	19,155	6	6.9
Telecommunication Services	19,035	6	6.8
Technology Hardware & Equipment	18,334	7	6.6
Consumer Durables & Apparel	15,015	6	5.4
Energy	15,008	5	5.4
Utilities	13,620	3	4.9
Banks	12,031	5	4.3
Software & Services	11,673	8	4.2
All others (2)	26,928	19	9.7
Total	$278,469	118	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 2.1% of total net rent on an individual basis.

The percentage of net rent for the 12-month period subsequent to September 30, 2019, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
General Electric Company	$9,750	3.5%
Wood Group Mustang, Inc.	$9,544	3.4%
Southern Company Services, Inc.	$8,650	3.1%
McKesson Corporation	$8,533	3.1%
LPL Holdings, Inc.	$8,106	2.9%
State Farm Mutual Automobile Insurance Company	$7,115	2.6%
Digital Globe, Inc.	$7,041	2.5%
Restoration Hardware	$6,935	2.5%
Wyndham Worldwide Operations	$6,906	2.5%
American Express Travel Related Services Company, Inc.	$6,844	2.5%
The tenant lease expirations by year based on net rent for the 12-month period subsequent to September 30, 2019 are as follows (dollars in thousands):

Year of Lease Expiration	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2020	$3,886	8	831,300	1.4%
2021	17,296	8	1,779,500	6.2
2022	11,916	5	965,500	4.3
2023	19,073	10	1,354,800	6.9
2024	43,875	16	3,846,900	15.8
2025	34,808	18	2,842,000	12.5
2026	26,048	9	2,308,900	9.4
>2027	121,567	44	10,938,200	43.5
Vacant	—	—	2,276,100	—
Total	$278,469	118	27,143,200	100.0%
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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 1.4% of our base rental revenue will expire during the period from October 1, 2019 to September 30, 2020. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from October 1, 2019 to September 30, 2020, thereby resulting in revenue that may differ from the current in-place rents.
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
Same Store Analysis
For the three months ended September 30, 2019, our "Same Store" portfolio consisted of 73 properties, encompassing approximately 19.7 million square feet, with an acquisition value of $3.0 billion. In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 4, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 73 properties for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$71,062	$83,397	$(12,335)	(15)%
Property operating expense	12,822	12,671	151	1%
Property tax expense	8,312	10,990	(2,678)	(24)%
Depreciation and amortization	26,219	29,564	(3,345)	(11)%
Interest expense	2,091	2,144	(53)	(2)%
Rental Income
Rental income for the three months ended September 30, 2019 decreased by approximately $12.3 million compared to the same period a year ago primarily as a result of (1) approximately $9.7 million in expirations and termination of leases in the current year; and (2) $3.0 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (3) approximately $0.3 million of write-offs/expirations of intangibles in the prior period.
Property Tax Expense
The decrease in property tax expense of approximately $2.7 million compared to the same period a year ago is primarily the result of approximately $3.0 million related to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at 21 of our properties, offset by $0.3 million as a result of an increase in tax liability at two properties.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2019 decreased by approximately $3.3 million primarily as a result of of early lease terminations in the prior year and assets fully depreciated in the current year.

For the nine months ended September 30, 2019, our "Same Store" portfolio consisted of 70 properties, encompassing approximately 17.8 million square feet, with an acquisition value of $2.8 billion. The following table provides a comparative summary of the results of operations for the 70 properties for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$221,311	$237,980	$(16,669)	(7)%
Property operating expense	33,576	33,747	(171)	(1)%
Property tax expense	23,770	31,863	(8,093)	(25)%
Depreciation and amortization	76,646	84,522	(7,876)	(9)%
Interest expense	6,300	6,699	(399)	(6)%
Rental Income
The decrease in rental income of approximately $16.7 million compared to the same period a year ago is primarily the result of (1) approximately $17.5 million in lease expirations, net of leases signed during the year ($5.3 million); (2) $8.5 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (3) an increase in termination income in the same period of approximately $8.0 million, primarily the result of a termination at the 30 Independence Boulevard property, and approximately (4) $1.2 million in write offs of intangibles as a result of expirations and termination of leases in the current year.
Property Tax Expense
The decrease in property tax expense of approximately $8.1 million compared to the same period a year ago is primarily the result of approximately $8.5 million related to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis at 20 of our properties, offset by approximately $0.4 million as a result of an increase in tax liability at two properties.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2019 decreased by approximately $7.9 million as a result of early lease terminations in the prior year and assets fully depreciated in the current year.
Interest Expense
The decrease of approximately $0.4 million in interest expense as compared to the same period in the prior year is primarily the result of a mortgage loan payoff in March 2018.
Comparison of the Three Months Ended September 30, 2019 and 2018
In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 4, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.

The following table provides summary information about our results of operations for the three months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$97,435	$85,041	$12,394	15%
Property operating expense	14,717	13,055	1,662	13%
Property tax expense	10,050	11,301	(1,251)	(11)%
Asset management fees to affiliates	—	6,015	(6,015)	(100)%
Property management fees to affiliates	—	2,503	(2,503)	(100)%
Property management fees to non-affiliates	822	—	822	100%
General and administrative expenses	7,519	2,111	5,408	256%
Corporate operating expenses to affiliates	729	948	(219)	(23)%
Depreciation and amortization	41,440	30,096	11,344	38%
Interest expense	19,560	14,161	5,399	38%
Rental Income
The increase in rental income of approximately $12.4 million compared to the same period a year ago is primarily the result of (1) approximately $26.7 million in rental income from the merged properties and other properties acquired after September 30, 2018; offset by (2) approximately $9.7 million more in expirations and termination of leases in the current year; and (3) $4.6 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period.
Property Operating Expense
The increase in property operating expense of approximately $1.7 million was primarily as a result of the Mergers.
Property Tax Expense
The decrease in property tax expense of approximately $1.3 million compared to the same period a year ago is primarily the result of (1) approximately $4.6 million of property tax expense primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (2) approximately $3.1 million related to the Mergers; and (3) $0.2 million due to an increase in property value at one property.
Property & Asset Management Fees to Affiliates
The decrease in property and asset management fees to affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
General and Administrative Expenses
General and administrative expenses for the three months ended September 30, 2019 increased by approximately $5.4 million compared to the same period a year ago primarily the result of (1) approximately $0.9 million in restricted stock unit expense as a result of RSUs issued to our executive officers in May 2019; and (2) an increase in corporate payroll as a result of the Self Administration Transaction. See Note 1, Organization, for details.

Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended September 30, 2019 decreased by approximately $0.2 million as a result of a decrease in corporate salary allocation from our former advisor related to the Self Administration Transaction. See Note 1, Organization, for details.
Depreciation and Amortization
Depreciation and amortization for the three months ended September 30, 2019 increased by approximately $11.3 million as a result of approximately (1) $14.8 million related to the Mergers; offset by (2) approximately $3.3 million in amortization of intangibles as a result of early lease terminations, renewals and assets fully depreciated in the prior year; and (3) $0.2 million related to the sale of the 7601 Technology Way property.
Interest Expense
The increase of approximately $5.4 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $4.2 million as a result of the assumption of the AIG Loan II and BOA/KeyBank Loans; and (2) approximately $1.7 million in higher LIBO rates in the current quarter; offset by (3) approximately $0.2 million as a result of favorable swap positions during the current period.
Comparison of the Nine Months Ended September 30, 2019 and 2018
The following table provides summary information about our results of operations for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$277,276	$251,431	$25,845	10%
Management fee revenue from affiliates	6,368	—	6,368	100%
Property operating expense	39,091	36,060	3,031	8%
Property tax expense	27,722	33,460	(5,738)	(17)%
Asset management fees to affiliates	—	17,670	(17,670)	(100)%
Property management fees to affiliates	—	7,049	(7,049)	(100)%
Property management fees to non-affiliates	2,620	—	2,620	100%
General and administrative expenses	17,708	5,042	12,666	251%
Corporate operating expenses to affiliates	1,453	2,630	(1,177)	(45)%
Depreciation and amortization	112,311	89,258	23,053	26%
Interest expense	53,642	41,251	12,391	30%
Rental Income
The increase in rental income of approximately $25.8 million compared to the same period a year ago is primarily the result of (1) approximately $48.7 million as a result of the Mergers and four properties acquired subsequent to January 2018, (2) a termination income increase in the same period a year ago of approximately $6.3 million, primarily the result of a termination at the 30 Independence Boulevard property, and (3) approximately $1.2 million in expirations and termination of leases in the current year; offset by (4) approximately $18.1 million in lease expirations, net of leases signed during the year ($5.3 million), (5) $11.4 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period, and (6) approximately $0.9 million related to two properties sold subsequent to September 30, 2018.
Management Fee Revenue from Affiliates
The increase in management fee revenue from affiliates of approximately $6.4 million related to property management and advisor fees earned by EA-1 from GCEAR from January 2019 through April 2019. Subsequent to the Mergers, property management and advisor fees related to GCEAR are eliminated upon consolidation.

Property Operating Expense
The increase in property operating expense of approximately $3.0 million compared to the same period a year ago is primarily the result of approximately $3.6 million primarily related to the Mergers and four properties acquired subsequent to January 2018, offset by approximately $0.5 million due to the termination of the lease for the 30 Independence Boulevard property.
Property Tax Expense
The decrease in property tax expense of approximately $5.7 million compared to the same period a year ago is primarily the result of (1) $11.4 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (2) approximately $5.0 million related to the Mergers, and (3) approximately $0.6 million as a result of an increase in tax liability at three properties.
Property & Asset Management Fees to Affiliates
The decrease in property and asset management fees to affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates is a result of the Self Administration Transaction. See Note 1, Organization, for details.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2019 increased by approximately $12.7 million compared to the same period a year ago primarily due to an increase of (1) approximately $9.0 million in corporate payroll as a result of the Self Administration Transaction (see Note 1, Organization, for details); and (2) approximately $1.6 million in restricted stock unit expense as a result of RSUs issued to our executive officers in May 2019.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the nine months ended September 30, 2019 decreased by approximately $1.2 million as a result of a decrease in corporate salary allocation from our former advisor related to the Self Administration Transaction. See Note 1, Organization, for details.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2019 increased by approximately $23.1 million as a result of approximately $30.9 million related to the Mergers, properties acquired during 2018 and the amortization of the management contract intangible; offset by approximately $7.8 million in fully depreciated/terminated assets during the current year.
Interest Expense
The increase of approximately $12.4 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $6.9 million as a result of the assumption of the AIG Loan II and BofA/KeyBank Loans, (2) approximately $2.5 million as a result of write-offs of deferred financing costs related to EA-1's revolving credit facility, and (3) approximately $4.4 million in increased interest expense due to higher facility borrowing and higher LIBOR rates in the current period; offset by (4) approximately $1.0 million as a result of favorable swap positions in the current period.
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
Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$12,216	$4,329	$39,087	$18,769
Adjustments:
Depreciation of building and improvements	22,843	15,991	57,473	44,390
Amortization of leasing costs and intangibles	18,590	14,098	54,817	44,847
Equity interest of depreciation of building and improvements - unconsolidated entities	712	656	2,076	1,933
Equity interest of amortization of intangible assets - unconsolidated entities	1,158	1,162	3,474	3,486
Gain from sale of depreciable operating property	(8,441)	—	(8,441)	(1,158)
Company's share of gain on sale of unconsolidated entity	(3,609)	—	(3,609)	—
FFO	43,469	36,236	144,877	112,267
Distribution to redeemable preferred shareholders	(2,047)	(1,228)	(6,141)	(1,228)
Cash distributions to noncontrolling interest	(4,402)	(1,194)	(13,549)	(3,543)
FFO, net of noncontrolling interest and redeemable preferred distributions	$37,020	$33,814	$125,187	$107,496
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest and redeemable preferred distributions	$37,020	$33,814	$125,187	$107,496
Adjustments:
Revenues in excess of cash received, net	(5,067)	(4,762)	(9,655)	(10,210)
Amortization of share-based compensation	950	—	1,589	—
Deferred rent - ground lease	293	290	879	551
Amortization of above/(below) market rent	(871)	(663)	(2,639)	(135)
Amortization of debt premium/(discount)	109	8	191	24
Amortization of ground leasehold interests	7	7	21	21
Non-cash lease termination income	—	—	(10,150)	(6,304)
Financed termination fee payments received	1,500	7,686	3,008	11,122
Company's share of revenues in excess of cash received (straight-line rents)- unconsolidated entity	233	77	295	39
Company's share of amortization of above market rent- unconsolidated entity	924	739	2,772	2,217
Performance fee adjustment	—	—	(2,604)	—
Implementation of lease accounting guidance	2,052	—	—	—
AFFO	$37,150	$37,196	$108,894	$104,821
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
Pursuant to the Second Amended and Restated Credit Agreement, the Company was provided with a Revolving Credit Facility in an initial commitment amount of $750.0 million, the 2023 Term Loan in an initial commitment amount of $200.0 million, the 2024 Term Loan in an initial commitment amount of $400.0 million, and the 2026 Term Loan in an initial commitment amount of $150.0 million which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25.0 million, and increases of $25.0 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50.0 million, provided that at no time will the Revolving Credit Facility be less than $150.0 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
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

LIBOR is expected to be discontinued after 2021. As of September 30, 2019, our KeyBank Loans and $425.0 million in notional value of derivatives are indexed to LIBOR which mature after 2021. The agreement governing our KeyBank Loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure that any transition away from LIBOR will have minimal impact on our financial condition, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.
As of September 30, 2019, the remaining capacity pursuant to the Revolving Credit Facility was $397.0 million.
Derivative Instruments
As discussed in Note 7, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in AOCI and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at September 30, 2019 and December 31, 2018 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts (2)
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$90	$5,245	$425,000	$425,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(8,768)	(1,987)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,034)	(1,628)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(7,048)	(1,636)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(7,131)	(1,711)	100,000	100,000
Total				$(29,891)	$(1,717)	$850,000	$850,000

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2019, derivatives in an asset or liability position are included in the line item "Other assets" or "Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps as of the balance sheet date of September 30, 2019 and December 31, 2018.
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

i.
an initial annual distribution rate of 6.55%, or if our board of directors decides to proceed with the Second Issuance, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date, subject to paragraphs (iii) and (iv) below;

ii.	6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;

iii.
if a listing (“Listing”) of our shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020. 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to certain conditions as set forth in the articles supplementary; or

iv.	if a Listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2019 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2019	2020-2021	2022-2023	Thereafter
Outstanding debt obligations (1)	$1,940,745	$1,672	$16,270	$328,032	$1,594,771
Interest on outstanding debt obligations (2)	465,622	19,341	147,544	139,671	159,066
Interest rate swaps (3)	14,182	—	3,242	6,108	4,832
Ground lease obligations	296,890	378	3,021	3,452	290,039
Total	$2,717,439	$21,391	$170,077	$477,263	$2,048,708

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at September 30, 2019. Projected interest payments on the Revolving Credit Facility and Term Loan are based on the contractual interest rates in effect at September 30, 2019.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of September 30, 2019.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with remaining proceeds raised in our Follow-On offering, DRP offering, operating cash flows generated from our properties, and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $17.9 million during the nine months ended September 30, 2019 and were primarily used in or provided by the following:
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2019, we generated $119.4 million of net cash provided by operating activities compared to $103.3 million for the nine months ended September 30, 2018. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2019 increased by approximately $32.6 million to approximately $126.9 million compared to approximately $94.3 million for the nine months ended September 30, 2018 as primarily as a result of the Mergers.
Investing Activities. During the nine months ended September 30, 2019, we generated approximately $11.7 million in cash for investing activities compared to approximately $199.8 million used by investing activities during the same period in 2018. The $211.5 million change in cash provided by investing activities compared to prior period is primarily related to the following:
•$144.5 million decrease in cash paid for property acquisitions;
•$25.3 million increase in cash acquired in connection with the Mergers, net of acquisitions costs;
•$45.4 million increase in cash received on proceeds from disposition of properties;
•$7.6 million increase in proceeds from distributions of capital from investment in unconsolidated entities;
•$3.4 million decrease in cash paid for acquisition deposits;
•$3.3 million decrease in cash paid for investment in an unconsolidated joint venture; and
•$2.0 million increase in reserves for tenant improvements;
offset by
•$11.5 million increase in cash paid for payments for construction in progress; and
•$8.4 million increase in cash paid for purchases of investments.
Financing Activities. During the nine months ended September 30, 2019, we used approximately $113.3 million in cash for financing activities compared to approximately $48.0 million in cash used in financing activities during the same period in 2018. The increase in cash used in financing activities of $65.2 million is primarily comprised of the following:
•$125.0 million decrease in issuance of perpetual convertible preferred shares;
•$96.1 million decrease in proceeds from borrowings under the Unsecured Credit Facility, due to a partial paydown of the loan in prior year;
•$30.8 million increase in distributions to common stockholders, preferred unit holders and noncontrolling interest holders;
•$22.0 million increase in repurchases of common stock; and
•$653.2 million increase in principal payoff of the Term Loan and Revolving Credit Facility;
offset by
•$627.0 million increase in proceeds due to the borrowing of the Term Loans (excluding $77.0 million which was included as part of the Mergers);
•$215.9 million increase in proceeds due to the borrowing of the Revolving Credit Facility;
•$19.0 million decrease in principal payoff of mortgage debt;
•$4.7 million decrease in payment of offering costs as a result of the perpetual convertible preferred shares issuance; and

•$2.8 million increase in issuance of common stock.
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
Distributions may be funded with operating cash flow from our properties, offering proceeds raised in the Follow-On Offering or any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions declared, distributions paid, and cash flow provided by operating activities during the nine months ended September 30, 2019 and year ended December 31, 2018 (dollars in thousands):

	Nine Months Ended September 30, 2019			Year Ended December 31, 2018
Distributions paid in cash — noncontrolling interests	$12,506			$4,737
Distributions paid in cash — common stockholders	69,558			71,822
Distributions paid in cash — preferred stockholders	6,141			1,228
Distributions of DRP	28,620			40,838
Total distributions	$116,825	(1)		$118,625
Source of distributions (2)
Paid from cash flows provided by operations	$88,205		76%	$77,787	66%
Offering proceeds from issuance of common stock pursuant to the DRP	28,620		24%	40,838	34%
Total sources	$116,825	(3)	100%	$118,625	100%

Net cash provided by operating activities	$119,423			$120,859

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of September 30, 2019 were $15.6 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2019, we paid and declared cash distributions of approximately $97.2 million to common stockholders including shares issued pursuant to the DRP and approximately $13.5 million to the limited partners of our Current Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the nine months ended September 30, 2019 of approximately $125.2 million and $108.9 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through September 30, 2019, we paid approximately $703.2 million of cumulative distributions (excluding preferred distributions), including approximately

$281.4 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $437.0 million.
Off-Balance Sheet Arrangements
As of September 30, 2019, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 17, Subsequent Events, to the consolidated financial statements.
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
As of September 30, 2019, our debt consisted of approximately $1.4 billion in fixed rate debt (including the interest rate swap) and approximately $496.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.6 million). As of December 31, 2018, our debt consisted of approximately $1.1 billion in fixed rate debt (including the interest rate swaps) and approximately $290.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $8.6 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. An increase of 100 basis points in interest rates on our variable-rate debt, assuming a LIBOR floor of 0%, including our KeyBank Loans, AIG, AIG II, BOA, BOA/KeyBank loans and our mortgage loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $6.1 million annually.
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
Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, we will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of our shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter, subject to the further limitations as indicated in the August 8, 2019 amendment discussed below. The Board has the right to modify or suspend the SRP upon 30 days' notice at any time if it deems such action to be in our best interest. Any such modification or suspension will be communicated to stockholders through our filings with the SEC.

On August 8, 2019, the Board amended and restated the SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or received their shares from us (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of our common stock such that we may redeem up to 5% of the aggregate NAV of each class of common stock; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.
The following table summarizes the total number of redemption requests under the SRP for Class A, Class AA, Class AAA, Class I, and Class E shares of common stock, and the total shares redeemed, during the three months ended September 30, 2019 (dollars in thousands, except share amounts):

	Class
	T	S	D	E	I	A	AA	AAA	Total
Redemption request - Shares	—	—	—	11,362,476	10,406	837,000	1,231,604	20,363	13,461,849
Redemption request - Amount	$—	$—	$—	$108,398	$100	$7,968	$11,725	$194	$128,385
Redeemed - Shares (1)	—	—	—	8,489,988	10,406	837,000	1,231,604	20,363	10,589,361
Redeemed Amount (1)	$—	$—	$—	$80,993	$100	$7,968	$11,725	$194	$100,980

(1)	Shares redeemed during the quarter were subsequently paid on October 2, 2019 for an aggregate amount of approximately $101.0 million.
During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during the quarter, or 25% of the shares submitted, will be treated as redemption requests for the quarter ending December 31, 2019.
During the quarter ended September 30, 2019, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
July 31, 2019	—	—	—
August 31, 2019	—	—	—
September 30, 2019	10,589,361	$9.54	(1)

(1)	A description of the maximum number of shares that may be purchased under our Share Redemption program is included in the narrative above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended September 30, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended September 30, 2019, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

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
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 12, 2019	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)