Form 10-K
period 2019-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2020-03-04
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
There is currently no established public market for the Company's shares of common stock. Based on the Company's published net asset value ("NAV") as of June 30, 2019, the last business day of the Company's most recent completed second fiscal quarter, the market value was as follows (dollars in thousands, except share amounts):

Class	Outstanding			Non-Affiliate
	Shares @ 6/30/19	NAV	Market Value	Market Value
T	229,120	$9.64	$2,209	$2,206
S	283	$9.64	$3	$—
D	19,499	$9.62	$188	$185
I	822,666	$9.62	$7,914	$5,150
A	24,925,347	$9.53	$237,539	$234,758
AA	48,180,929	$9.53	$459,164	$459,164
AAA	959,152	$9.53	$9,141	$9,141
E	168,473,558	$9.54	$1,607,238	$1,607,238

As of February 27, 2020 there were 551,959 shares of Class T common stock, 1,797 shares of Class S common stock, 40,379 shares of Class D common stock, 1,847,480 shares of Class I common stock, 24,190,291 shares of Class A common stock, 46,979,600 shares of Class AA common stock, 917,024 shares of Class AAA common stock, and 155,033,020 shares of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-K, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
Unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean EA-1 and one or more of EA-1’s subsidiaries for periods prior to the Mergers, and GCEAR and one or more of GCEAR’s subsidiaries for periods following the Mergers. Certain historical information of GCEAR is included for background purposes. All forward-looking statements should be read in light of the risks identified in "Item 1A. Risk Factors" of this Form 10-K.
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

PART I
ITEM 1. BUSINESS

Overview
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
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its distribution reinvestment plan (“DRP”). Pursuant to the Follow-On Offering, GCEAR offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares, and Class I shares with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees. On August 16, 2018, the board of directors of GCEAR approved the temporary suspension of the primary portion of the Follow-On Offering, effective August 17, 2018. On June 12, 2019, the board of directors (the “Board”) of the Company approved the reinstatement of the primary portion of the Follow-On Offering, effective June 18, 2019. Since September 20, 2017, we have issued 8,412,006 shares of common stock for aggregate gross proceeds of approximately $80.7 million in our Follow-On Offering as of December 31, 2019.
In connection with a potential strategic transaction, on February 26, 2020, the Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our share redemption program ("SRP"), effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. For the first quarter of 2020 only, those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation will be honored in accordance with the terms of the SRP, and the SRP shall be officially suspended as of March 28, 2020. The DRP shall be officially suspended as of March 8, 2020. All subsequent distributions, other than the stock distribution declared by the Board on December 18, 2019, to be paid on April 1, 2020, will be paid in cash. The SRP and DRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP and DRP. The Board reserves the right to recommence the Follow-On Offering, if appropriate and at the appropriate time.
The Current Operating Partnership owns, directly or indirectly, all of the properties that we have acquired. As of December 31, 2019, we owned approximately 87.7% OP Units of the Current Operating Partnership. As a result of the contribution of five properties to us and the Self Administration Transaction, the former sponsor and certain of its affiliates, including certain officers of our Company, owned approximately 10.6% of the OP Units of the Current Operating Partnership, including approximately 2.4 million OP Units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of December 31, 2019. The remaining approximately 1.7% OP Units are owned by unaffiliated third parties. 6,000 OP Units of the Current Operating Partnership have been redeemed during the years ended December 31, 2019 and 2018. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.
As of December 31, 2019, our real estate portfolio consisted of 99 properties in 25 states and 118 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to December 31, 2019 is approximately $276.7 million with approximately 65.5% to be generated by properties leased to tenants and/or guarantors or entities whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 91.3% leased as of December 31, 2019, with a weighted average remaining lease term of 7.36 years, weighted average annual rent increases of approximately 2.2%, and a debt to total real estate acquisition value of 48.6% as defined in our credit agreement.
Major Tenants

As of December 31, 2019, our ten largest tenants represented 28.5% of the total net rents generated by our properties.
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
Primary Investment and Portfolio Management Objectives
Our primary investment and portfolio management objectives are to:

•	invest in income-producing real property in a manner that allows us to qualify as a REIT for federal income tax purposes;

•	provide regular cash distributions to achieve an attractive distribution yield;

•	preserve and protect invested capital;

•	realize appreciation in NAV from proactive portfolio and asset management; and

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
Investment Strategy
We seek to acquire a portfolio consisting primarily of single tenant business essential properties throughout the United States diversified by corporate credit, physical geography, product type and lease duration. Although we have no current intention to do so, we may also invest a portion of the net investment proceeds in single tenant business essential properties outside the United States. We acquire assets consistent with our single tenant acquisition philosophy by focusing primarily on properties:

•	essential to the business operations of the tenant;

•	located in primary, secondary and certain select tertiary metropolitan statistical areas, or MSAs;

•	leased to tenants with strong credit quality;

•	subject to long-term leases with defined rental rate increases or with short-term leases with high-probability renewal and potential for increasing rent; and

•	of new or recent, Class A construction quality and condition.
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

Each acquisition will be approved by our Board. In selecting a potential property for acquisition, we consider a number of factors, including, but not limited to, the following:

•	strong tenant creditworthiness;

•	whether a property is essential to the business operations of the tenant;

•
lease terms, including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, exclusive and permitted use provisions, co-tenancy requirements and termination options;

•	projected demand in the area;

•	a property’s geographic location and type;

•	proposed purchase price, terms and conditions;

•	historical financial performance;

•	projected net cash flow yield and internal rates of return;

•	a property’s physical location, visibility, curb appeal and access;

•	new or recent, Class A construction quality and condition;

•	potential for capital appreciation;

•	demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;

•	potential capital and tenant improvements and reserves required to maintain the property;

•	prospects for liquidity through sale, financing or refinancing of the property;

•	the potential for the construction of new properties in the area;

•	treatment under applicable federal, state and local tax and other laws and regulations;

•	evaluation of title and obtaining of satisfactory title insurance; and

•	evaluation of any reasonable ascertainable risks such as environmental contamination.
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
To the extent we acquire multi-tenant properties, we expect to have a variety of lease arrangements with the tenants of these properties. Since each lease is an individually negotiated contract between two or more parties, each lease will have different obligations of both the landlord and tenant and we cannot predict at this time the exact terms of any future leases into which we will enter. We will weigh many factors when negotiating specific lease terms, including, but not limited to, the rental rate, strong creditworthiness of the tenant, location of the property and type of property. Many large national tenants have standard lease forms that generally do not vary from property to property. We will have limited ability to revise the terms of leases with those tenants. Some of these limited negotiable terms include lease duration and special provisions on the recovery of operating expenses. In certain instances, we may be responsible for normal operating expenses up to a certain amount, which will reduce the amount of operating cash flow available for future investments.
Most of our acquisitions have lease terms of 5 to 15 years at the time of the property acquisition. We may acquire properties under which the lease term has partially expired. We also may acquire properties with shorter lease terms if the property is located in a desirable location, is difficult to replace, or has other significant favorable real estate attributes. Generally, the leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. As a precautionary measure, we obtain, to the extent available, contingent liability and property insurance and flood insurance, as well as loss of rents insurance that covers one or more years of annual rent in the event of a rental loss. In addition, we maintain a pollution insurance policy for all of our properties to insure against the risk of environmental contaminants; however, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk.
Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property manager.
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
There is no limitation on the amount we can borrow for the purchase of any property. Our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our Board at least quarterly. We anticipate that we will utilize approximately 50% leverage in connection with our acquisition strategy. However, our charter currently limits our borrowing to 300% of our net assets (equivalent to 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess.
We may borrow amounts from our affiliates only if such loan is approved by a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, as fair, competitive, commercially reasonable and no less favorable to us than comparable loans between unaffiliated parties under the circumstances.
Except as set forth in our charter regarding debt limits, we may re-evaluate and change our debt strategy and policies in the future without a stockholder vote. Factors that we could consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies. As of December 31, 2019, our leverage ratio was approximately 48.6% as defined in our credit agreement.
Acquisition Structure
Although we are not limited as to the form our investments may take, our investments in real estate will generally constitute acquiring fee title or interests in joint ventures or similar entities that own and operate real estate. We may also acquire ground leases.

We will make acquisitions of our real estate investments directly through our Current Operating Partnership or indirectly through limited liability companies or limited partnerships, or through investments in joint ventures, partnerships, co-tenancies or other co-ownership arrangements with other owners of properties, affiliates of us or other persons.
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
Joint Venture Investments
We have acquired and may continue to acquire some of our properties in joint ventures, some of which may be entered into with our affiliates. We may also enter into joint ventures, general partnerships, co-tenancies and other participations with real estate developers, owners and others for the purpose of owning and leasing real properties. Among other reasons, we may want to acquire properties through a joint venture with third parties or affiliates in order to diversify our portfolio of properties in terms of geographic region or property type. Joint ventures may also allow us to acquire an interest in a property without requiring that we fund the entire purchase price. In addition, certain properties may be available to us only through joint ventures. In determining whether to invest in a particular joint venture, we will evaluate the real property which such joint venture owns or is being formed to own under the same criteria that we use to evaluate other real estate investments.
We may enter into joint ventures with affiliates for the acquisition of properties, but only provided that:

•	a majority of our directors, including a majority of our independent directors, not otherwise interested in the transaction, approve the transaction as being fair and reasonable to us; and

•	the investment by us and such affiliate are on substantially the same terms and conditions otherwise dictated by the market.
To the extent possible and if approved by our Board, including a majority of our independent directors, we will attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for our Current Operating Partnership’s units or to sell their interest to us in its entirety. In the event that the venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Entering into joint ventures with our affiliates will result in certain conflicts of interest.
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
We and any operating subsidiaries that we may form may be subject to state and local tax in states and localities in which they or we do business or own property. The tax treatment of us, our Current Operating Partnership, any operating subsidiaries we may form and the holders of our shares in local jurisdictions may differ from our federal income tax treatment.
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
The determination of whether a particular property should be sold or otherwise disposed of will generally be made after consideration of relevant factors, including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property. In connection with our sales of properties, we may lend the purchaser all or a portion of the purchase price. In these instances, our taxable income may exceed the cash received in the sale. As of December 31, 2019, we have sold 12 properties and one land parcel, including three properties during the year ended December 31, 2019, for an average hold time of 3.5 years.

We may sell assets to third parties or to our affiliates. Our nominating and corporate governance committee of our Board, which is comprised solely of independent directors, must review and approve all transactions between us and our affiliates.
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
Investment Company Act and Certain Other Policies
We intend to operate in such a manner that we will not be subject to regulation under the Investment Company Act of 1940, as amended (the "1940 Act"). We will continually review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, we will attempt to monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an "investment company" under the 1940 Act. If at any time the character of our investments could cause us to be deemed as an investment company for purposes of the 1940 Act, we will take all necessary actions to attempt to ensure that we are not deemed to be an "investment company." In addition, we do not intend to underwrite securities of other issuers or actively trade in loans or other investments.
Subject to the restrictions we must follow in order to qualify to be taxed as a REIT, we may make investments other than as previously described in this Report, although we do not currently intend to do so. We have authority to purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention of repurchasing any of our shares of common stock except pursuant to our SRP and we would only take such action in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"). See Note 18, Subsequent Events, for status of our SRP.
Exchange Listing and Other Strategic Transactions
While we are currently operating as a perpetual-life REIT, we may consider a liquidity event at any time in the future (such as a merger, listing, or sale of assets) (a "Strategic Transaction"). We are not prohibited by our charter or otherwise from engaging in such a Strategic Transaction at any time. We believe this perpetual-life REIT structure allows us to weather real estate cycles and provides for maximum flexibility to execute an exit strategy when it is in the best interests of our stockholders. Subject to certain significant transactions that require stockholder approval, such as dissolution, merger into another entity in which we are not the surviving entity, consolidation or the sale or other disposition of all or substantially all of our assets, our Board maintains sole discretion to change our current strategy as circumstances change if it believes such a change is in the best interest of our stockholders. If our Board determines that a Strategic Transaction is in the best interests of us and our stockholders, we expect that the Board will take all relevant factors at that time into consideration when making a Strategic Transaction decision, including prevailing market conditions.
Employees
As of December 31, 2019, we employed 42 people.
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
In addition, we make available on the “SEC Filings” subpage of our website free of charge our annual reports on Form 10-K, including this Report, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.
ITEM 1A. RISK FACTORS
Below are risks and uncertainties that could adversely affect our operations that we believe are material to stockholders. Other risks and uncertainties may exist that we do not consider material based on the information currently available to us at this time.
Risks Related to an Investment in Griffin Capital Essential Asset REIT, Inc.
There is currently no public trading market for our shares and there may never be one; therefore, it will be difficult for stockholders to sell their shares.
There is currently no public market for our shares and there may never be one. Stockholders may not sell their shares unless the buyer meets applicable suitability and minimum purchase standards. Our charter also prohibits the ownership by any one individual of more than 9.8% in value of the aggregate of our outstanding stock or more than 9.8% in value or number of shares, whichever is more restrictive, of the aggregate of our outstanding common stock, unless waived by our Board, which may inhibit large investors from desiring to purchase a stockholder’s shares. Moreover, our share redemption program includes numerous restrictions that would limit a stockholder’s ability to sell their shares to us. Our Board could choose to amend, suspend or terminate our share redemption program upon 30 days' notice. Therefore, it may be difficult for stockholders to sell their shares promptly or at all. If stockholders are able to sell their shares, they will likely have to sell them at a substantial discount to the price they paid for the shares. It also is likely that a stockholder’s shares would not be accepted as the primary collateral for a loan. Stockholders should purchase the shares only as a long-term investment because of the illiquid nature of the shares.
Stockholders may be unable to sell their shares because their ability to have their shares redeemed pursuant to our share redemption program is subject to significant restrictions and limitations and if stockholders are able to sell their shares under the share redemption program, they may not be able to recover the amount of their investment in our shares.
Even though our share redemption program may provide stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year, stockholders should be fully aware that our share redemption program contains significant restrictions and limitations. Further, our Board may limit, suspend, terminate or amend any provision of the share redemption program upon 30 days' notice. Generally, our share redemption program imposes a quarterly cap on aggregate redemptions of our shares equal to a value (based on the applicable redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter; provided, however, that every quarter each class of our common stock will be allocated capacity within such aggregate limit to allow us to redeem shares equal to a value of up to 5% of the aggregate NAV of each class of common stock as of the last calendar day of the previous quarter.
The vast majority of our assets will consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. Therefore, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. As a result, a stockholder’s ability to have their shares redeemed by us may be limited, and our shares should be considered as having only limited liquidity and at times may be illiquid.
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. For the first quarter of 2020 only, those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation will be honored in accordance with the terms of the SRP, and the SRP shall be officially suspended as of March 28, 2020. The SRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP.
Valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are estimates of value and may not necessarily correspond to realizable value.
The valuation methodologies used to value our properties and certain real estate-related assets involve subjective judgments regarding such factors as comparable sales, rental revenue and operating expense data, the capitalization or discount rate, and projections of future rent and expenses based on appropriate analysis. As a result, valuations and appraisals of our properties, real estate-related assets and real estate-related liabilities are only estimates of current market value. Ultimate realization of the value of an asset or liability depends to a great extent on economic and other conditions beyond our control and the control of the independent valuation management firm and other parties involved in the valuation of our assets and liabilities. Further, these valuations may not necessarily represent the price at which an asset or liability would sell, because market prices of assets and liabilities can only be determined by negotiation between a willing buyer and seller. Valuations used for determining our NAV also may be made without consideration of the expenses that would be incurred in connection with disposing of assets and liabilities. Therefore, the valuations of our properties, our investments in real estate-related assets and our liabilities may not correspond to the timely realizable value upon a sale of those assets and liabilities. Our NAV does not reflect fees that may become payable after the date of determination of the NAV, which fees may not ultimately be paid in certain circumstances, including if we are liquidated or if there is a listing of our common stock. Our NAV does not currently represent enterprise value and may not accurately reflect the actual prices at which our assets could be liquidated on any given day, the value a third party would pay for all or substantially all of our shares, or the price that our shares would trade at on a national stock exchange. There will be no retroactive adjustment in the valuation of such assets or liabilities, the price of our shares of common stock, the price we paid to redeem shares of our common stock or NAV-based fees we paid to our dealer manager to the extent such valuations prove to not accurately reflect the true estimate of value and are not a precise measure of realizable value.
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
Our NAV is not subject to Generally Accepted Accounting Principles (“GAAP”), will not be independently audited and will involve subjective judgments by the Independent Valuation Management Firm and other parties involved in valuing our assets and liabilities.
Our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity (net assets) reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of us, such as whether the Independent Valuation Management Firm should be notified of events specific to our properties that could affect their valuations, as well as of the Independent Valuation Management Firm and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, stockholders must rely entirely on our Board to adopt appropriate valuation procedures and on the Independent Valuation Management Firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets.
No rule or regulation requires that we calculate our NAV in a certain way, and our Board, including a majority of our independent directors, may adopt changes to the valuation procedures.
There are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. As a result, it is important that stockholders pay particular attention to the specific methodologies and assumptions we use to calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our Board, including a majority of our independent directors, will review the appropriateness of our valuation procedures and may, at any time, adopt changes to the valuation procedures. For example, we do not currently include any enterprise value or real estate acquisition costs in our assets calculated for purposes of our NAV. If we acquire real property assets as a portfolio, we may pay a premium over the amount that we would pay for the assets individually. Our Board may change this or other aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which stockholders may sell shares to us under our share redemption program.
We have paid, and may continue to pay distributions from sources other than cash flow from operations, including out of net proceeds from our offering and borrowings; therefore, we will have fewer funds available for the acquisition of properties, and our stockholders' overall return may be reduced.
In the event we do not have enough cash from operations to fund our distributions, we may borrow, issue additional securities, or sell assets in order to fund the distributions or make the distributions out of net proceeds from our Follow-On Offering. We are not prohibited from undertaking such activities by our charter, bylaws, or investment policies, and we may use an unlimited amount from any source to pay our distributions. Through December 31, 2019, we funded 5% of our cash distributions using offering proceeds and 95% of our cash distributions using cash flows from operations as shown on the statement of cash flows. Through December 31, 2019, we funded 41% of our total distributions using offering proceeds, which include DRP and 59% using cash flows from operations as shown on the statement of cash flows. If we continue to pay distributions from sources other than cash flow from operations, we will have fewer funds available for acquiring properties and investing in the existing portfolio, which may reduce our stockholders' overall returns. Additionally, to the extent distributions exceed cash flow from operations, a stockholder's basis in our stock may be reduced and, to the extent distributions exceed a stockholder's basis, the stockholder may recognize a capital gain.
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
Our stockholders are subject to the risk that our offering, business and operating plans may change.
Although we intend to operate as a perpetual-life REIT, this is not a requirement of our charter. Even if we are able to raise substantial funds in our offering, if circumstances change such that our Board believes it is in the best interest of our stockholders to terminate our offering or to terminate our share redemption program, we may do so without stockholder approval. Our Board may also change our investment objectives, targeted investments, borrowing policies or other corporate policies without stockholder approval. In addition, we may change the way our fees and expenses are incurred and allocated to different classes of stockholders. Our Board may decide that certain significant transactions such as listing our shares on a national securities exchange, dissolution, merger into another entity, consolidation or the sale or other disposition of all or substantially all of our assets, are in the best interests of our stockholders. For any transaction requiring stockholder approval, holders of all classes of our common stock have equal voting rights and will vote as a single group rather than on a class-by-class basis. Accordingly, investors in our common stock are subject to the risk that our offering, business and operating plans may change.
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
If we lose or are unable to obtain key personnel, our ability to implement our investment objectives could be delayed or hindered, which could adversely affect our ability to make distributions at our current level and the value of a stockholder’s investment.
Our success depends to a significant degree upon the contributions of our executive officers and other key personnel, including Kevin A. Shields, Michael J. Escalante, Javier F. Bitar, Howard S. Hirsch, Louis K. Sohn and Scott Tausk, each of whom would be difficult to replace. We do not have an employment agreement with Mr. Shields. While we have employment agreements with Messrs. Escalante, Bitar, Hirsch, Sohn and Tausk; we cannot guarantee that all, or any particular one, will remain affiliated with us. If any of our key personnel were to cease their affiliation with us, our operating results could suffer. We believe that our future success depends, in large part, upon our ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for such personnel is intense, and we cannot assure you that we will be successful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of key personnel or do not establish or maintain appropriate strategic relationships, our ability to implement our investment strategies could be delayed or hindered, and the value of a stockholder’s investment may decline.
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
We use and we disclose to investors FFO, and AFFO which are non-GAAP financial measures. FFO and AFFO are not equivalent to our net income or loss or cash flow from operations as determined in accordance with GAAP, and investors may consider GAAP measures to be more relevant in evaluating our operating performance and ability to pay distributions. FFO and AFFO and GAAP net income differ because FFO and AFFO exclude gains or losses from sales of property and asset impairment write-downs, and add back depreciation and amortization and adjustments for unconsolidated partnerships and joint ventures. AFFO further adjusts for revenues in excess of cash received, amortization of in-place lease valuation, acquisition-related costs, unrealized gains or losses on derivative instruments, gain or loss from extinguishment of debt and performance participation allocation not paid in cash.
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
Our future results will suffer if we do not effectively manage our expanded operations that occurred as a result of the Mergers.
Following the Mergers, we expect to continue to expand our operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expanded operations, which may pose substantial challenges for us to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our efforts to manage our expanded operations or pursue new acquisition opportunities will be successful, or that we will realize our expected operating efficiencies, cost savings, revenue enhancements, or other benefits.
We are newly self-managed.
As a result of the Mergers, we are a newly self-managed REIT. We no longer bear the costs of the various fees and expense reimbursements previously paid to the former external advisors of EA-1 and us and their affiliates; however, our expenses include the compensation and benefits of our officers, employees and consultants, as well as overhead previously paid by the former external advisors of EA-1 and us and their affiliates. Our employees provide services historically provided by the external advisors and their affiliates. We are subject to potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes, and other employee-related liabilities and grievances, and we bear the cost of the establishment and maintenance of any employee compensation plans. In addition, we have not previously operated as a self-managed REIT and may encounter unforeseen costs, expenses, and difficulties associated with providing these services on a self-advised basis. If we incur unexpected expenses as a result of our self-management, our results of operations could be lower than they otherwise would have been.
In connection with the Mergers, we assumed certain potential liabilities relating to EA-1.
In connection with the Mergers we assumed certain potential liabilities relating to EA-1. These liabilities could have a material adverse effect on our business to the extent we have not identified such liabilities or have underestimated the amount of such liabilities.

We may need to incur additional indebtedness in the future.
In connection with executing our business strategies, we expect to evaluate the possibility of acquiring additional properties making strategic investments, and retenanting/repositioning properties and we may elect to finance these endeavors by incurring additional indebtedness. The amount of such indebtedness could have material adverse consequences for us, including: (i) hindering our ability to adjust to changing market, industry or economic conditions; (ii) limiting our ability to access the capital markets to refinance maturing debt or to fund acquisitions or emerging businesses; (iii) limiting the amount of free cash flow available for future operations, acquisitions, dividends, stock repurchases or other uses; (iv) making us more vulnerable to economic or industry downturns, including interest rate increases; and (v) placing us at a competitive disadvantage compared to less leveraged competitors.
If and when we have a potential liquidity event in the future (such as a merger, listing or sale of assets) (a "Strategic Transaction"), the market value ascribed to the shares of our common stock upon the Strategic Transaction may be significantly lower than our NAV per share.
Our NAV per share does not necessarily reflect the market value of our common stock in a Strategic Transaction. In the event that we complete a Strategic Transaction, such as a listing of our shares on a national securities exchange, a merger in which our stockholders receive securities that are listed on a national securities exchange, or a sale of us for cash, the market value of our shares upon consummation of such Strategic Transaction may be significantly lower than the current NAV per share of our common stock and our NAV per share that may be reflected on the account statements of our stockholders. For example, if our shares are listed on a national securities exchange at some point, the trading price of the shares may be significantly lower than our current NAV per share of $9.33 (as of December 31, 2019). There can be no assurance, however, that any such Strategic Transaction will occur.
We have issued Series A Preferred Shares that rank senior to all common stock and grant the holder superior or additional rights compared to common stockholders (including with respect to distributions), and may have the effect of diluting our stockholders’ interests in us.
We have issued Series A Preferred Shares that rank senior to all other shares of our stock, including our common stock, and grant the holder certain rights that are superior or additional to the rights of common stockholders, including with respect to the payment of distributions, liquidation preference, redemption rights, and conversion rights. Distributions on the Series A Preferred Shares are cumulative and are declared and payable quarterly in arrears. We are obligated to pay the holder of the Series A Preferred Shares its current distributions and any accumulated and unpaid distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution is used first to pay distributions to the holder. The Series A Preferred Shares also have a liquidation preference in the event of our voluntary or involuntary liquidation, dissolution, or winding up of our affairs (a “liquidation”) which could negatively affect any payments to the common stockholders in the event of a liquidation. Our right to redeem the Series A Preferred Shares could have a negative effect on our ability to operate profitably and our ability to pay distributions to our common stockholders. Further, under certain limited circumstances, we could be forced to redeem the Series A Preferred Shares at a time that is not ideal to our business or other needs.
The holder of the Series A Preferred Shares has, upon the occurrence of certain events, the right to convert any or all of the Series A Preferred Shares held by the holder into shares of our common stock. The issuance of common stock upon conversion of the Series A Preferred Shares would result in immediate and substantial dilution to the interests of other stockholders. As of December 31, 2019, we had $125.0 million worth of Series A Preferred Shares outstanding, which would represent approximately 5.2% of our common stock on an as converted, fully diluted basis. See Note 12, Perpetual Convertible Preferred Shares, of the Notes to the Consolidated Financial Statements, for more information.
If we fail to pay distributions on the Series A Preferred Shares for six quarters (whether or not consecutive), the holder will be entitled to elect two additional directors of the Company (the “Preferred Shares Directors”).  The election will take place at the next annual meeting of stockholders, or at a special meeting of the holder of Series A Preferred Shares called for that purpose, and such right to elect Preferred Stock Directors shall continue until all distributions accumulated on the Series A Preferred Shares have been paid in full for all past distribution periods and the accumulated distribution for the then current distribution period shall have been authorized, declared and paid in full or authorized, declared and a sum sufficient for the payment thereof irrevocably set apart for payment in trust.

Risks Related to Our Conflicts of Interest
The chairman of our Board is a controlling person of an entity that has received limited partnership interests in our Operating Partnership, and therefore may face conflicts with regard to his fiduciary duties to us and that entity related to that entity making investments in or redeeming our common stock or the limited partnership interests.
The chairman of our Board is a controlling person of an entity that has received limited partnership interests in our Operating Partnership which may be exchanged for our common stock in the future. The chairman of our Board may also make decisions on behalf of that entity related to investments in and redemptions of our common stock, which may result in that entity making an investment in or disposition of our common stock which may be to the detriment of our stockholders.
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
Our charter permits our Board to issue up to 1,000,000,000 shares of capital stock. In addition, our Board, without any action by our stockholders, may amend our charter from time to time to increase or decrease the aggregate number of shares or the number of shares of any class or series of stock that we have authority to issue. Our Board may classify or reclassify any unissued common stock or preferred stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to distributions, qualifications and terms or conditions of redemption of any such stock. Thus, our Board has and could authorize the issuance of additional preferred stock with terms and conditions that have a priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (consisting, in this instance, of actions such as a merger, tender offer or sale of all or substantially all of our assets) that might otherwise provide a premium price for holders of our common stock.
We are not afforded the protection of Maryland law relating to business combinations.
Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•	any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

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
Our stockholders’ investment return may be reduced if we are required to register as an investment company under the Investment Company Act of 1940 (the “1940 Act”). If we lose our exemption from registration under the 1940 Act, we will not be able to continue our business unless and until we register under the 1940 Act.
We do not intend to register as an investment company under the 1940 Act. As of December 31, 2019, we owned 99 properties, and our intended investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the 1940 Act. In order to maintain an exemption from regulation under the 1940 Act, we must engage primarily in the business of buying real estate.
To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forgo opportunities to acquire interests in companies that we would otherwise want to acquire. If we are required to register as an investment company but fail to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of us and liquidate our business.
Our stockholders are bound by the majority vote on matters on which our stockholders are entitled to vote and, therefore, a stockholder’s vote on a particular matter may be superseded by the vote of other stockholders.
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
Our Board determines our major policies, including our policies regarding investments, operations, capitalization, financing, growth, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of our stockholders. Under the Maryland General Corporation Law (the “MGCL”) and our charter, our stockholders have a right to vote only on the following:

•	the election or removal of directors;

•
any amendment of our charter, except that our Board may amend our charter without stockholder approval to increase or decrease the aggregate number of our shares, to increase or decrease the number of our shares of any class or series that we have the authority to issue, or to classify or reclassify any unissued shares by setting or changing the preferences, conversion or other rights, restrictions, limitations as to distributions, qualifications or terms and conditions of redemption of such shares, provided however, that any such amendment does not adversely affect the rights, preferences and privileges of the stockholders;

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
Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation's best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors and officers to the maximum extent permitted under Maryland law. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. The former directors and officers of EA-1 also have indemnification agreements that we assumed in the Mergers for claims relating to such person's status as a former director or officer of EA-1. Further, our charter permits us, with the approval of our Board, to provide such indemnification and advancement of expenses to any of our employees or agents. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to stockholders.
Our Board may change any of our investment objectives, including our focus on single tenant business essential properties.
Our Board may change any of our investment objectives, including our focus on single tenant business essential properties. If stockholders do not agree with a decision of our Board to change any of our investment objectives, they only have limited control over such changes. Additionally, we cannot assure stockholders that we would be successful in attaining any of these investment objectives, which may adversely impact our financial performance and ability to make distributions to stockholders at our current level.
Our stockholders’ interest in us will be diluted as we issue additional shares.
Our stockholders do not have preemptive rights to any shares issued by us in the future. Subject to any limitations set forth under Maryland law, our Board may increase the number of authorized shares of stock (currently 1,000,000,000 shares), increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without the necessity of obtaining stockholder approval. All of such shares may be issued in the discretion of our Board. Further, our Series A preferred shares may be converted into our common stock under certain circumstances. Therefore, as we (1) sell shares in our offering or sell additional shares in the future, including those issued pursuant to our DRP, (2) sell securities that are convertible into shares of our common stock, (3) issue shares of our common stock in a private offering of securities to institutional investors, (4) issue shares of restricted common stock or stock options to our independent directors, (5) issue shares of our common stock in connection with an exchange of limited partnership interests of our Operating Partnership, existing stockholders and investors purchasing shares in our public offering will experience dilution of their equity investment in us, or (6) convert shares of our Series A Preferred Shares into shares of our common stock. Because the limited partnership interests of our Operating Partnership may, in the discretion of our Board, be exchanged for shares of our common stock, any merger, exchange or conversion between our Operating Partnership and another entity ultimately could result in the issuance of a substantial number of shares of our common stock, thereby diluting the percentage ownership interest of other stockholders. Because of these and other reasons described in this "Risk Factors" section, stockholders should not expect to be able to own a significant percentage of our shares.
Payment of fees and expenses to third parties will reduce cash available for investment and distribution.
Certain third parties will perform services for us in connection with the management of our properties. They will be paid fees and expense reimbursements for these services, which will reduce the amount of cash available for investment in properties or distribution to stockholders.
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
Risks Related to Investments in Single Tenant Real Estate
Many of our properties depend upon a single tenant for all or a majority of their rental income, and our financial condition and ability to make distributions may be adversely affected by the bankruptcy or insolvency, a downturn in the business, or a lease termination of a single tenant.

Most of our properties are occupied by only one tenant or will derive a majority of their rental income from one tenant and, therefore, the success of those properties is materially dependent on the financial stability of such tenants. The nation as a whole and our local economies are currently experiencing economic uncertainty affecting companies of all sizes and industries. A tenant at one or more of our properties may be negatively affected by the current economic climate. Lease payment defaults by tenants, including those caused by the current economic climate, could cause us to reduce the amount of distributions we pay. A default of a tenant on its lease payments to us and the potential resulting vacancy would cause us to lose the revenue from the property and force us to find an alternative source of revenue to meet any mortgage payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations or other premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have an adverse effect on our financial condition and our ability to pay distributions at our current level.
As of December 31, 2019, our five largest tenants represented approximately 16.1% of net rental income; therefore, we currently rely on these five tenants for a meaningful amount of revenue and adverse effects to their business could negatively affect our performance.
As of December 31, 2019, our five largest tenants, based on net rents, were General Electric Company - GE, located in Georgia, Ohio and Texas (approximately 3.5%), Wood Group Mustang, Inc., located in Texas (approximately 3.5%), Southern Company Services, Inc., located in Alabama (approximately 3.1%), McKesson Corporation, located in Arizona (approximately 3.1%) and LPL Holdings, Inc., located in South Carolina (approximately 2.9%). The revenues generated by the properties these tenants occupy are substantially reliant upon the financial condition of these tenants and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant's rental payments which may have a substantial adverse effect on our financial performance.
A high concentration of our properties in a particular geographic area, or that have tenants in a similar industry, would magnify the effects of downturns in that geographic area or industry.
We expect that our properties will be diverse according to geographic area and industry of our tenants. However, in the event that we have a concentration of properties in any particular geographic area, any adverse situation that disproportionately affects that geographic area would have a magnified adverse effect on our portfolio. Similarly, if our tenants are concentrated in a certain industry or industries, any adverse effect to that industry generally would have a disproportionately adverse effect on our portfolio. As of December 31, 2019, approximately 10.8%, 10.7%, and 9.3% of our net rents for the 12-month period subsequent to December 31, 2019 was concentrated in the states of California, Texas, and Ohio, respectively. Additionally, as of December 31, 2019, approximately 13.8%, 9.7% and 8.1% of our net rents for the 12-month period subsequent to December 31, 2019 was concentrated in the Capital Goods, Health Care Equipment & Services, and Insurance industries, respectively.

A significant portion of our leases are due to expire around the same period of time, which may (i) cause a loss in the value of our stockholders’ investment until the affected properties are re-leased, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space, and (iii) increase our capital expenditure requirements during the releasing period.
The tenant lease expirations by year based on net rent subsequent to December 31, 2019 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Net Rent (unaudited) (2)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2020	$1,222	7	822,000	0.4%
2021	13,158	9	1,625,700	4.8
2022	11,960	5	964,400	4.3
2023	22,208	10	1,354,800	8.0
2024	40,789	14	3,584,600	14.7
2025	36,816	20	2,941,300	13.3
2026	26,211	9	2,308,900	9.5
2027	21,332	8	1,189,100	7.7
>2028	103,024	36	9,688,000	37.3
Vacant	—	—	2,329,000	—
Total	$276,720	118	26,807,800	100.0%

(1)	Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

(2)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to December 31, 2019 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

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
Any of our tenants, or any guarantor of a tenant’s lease obligations, could be subject to a bankruptcy proceeding pursuant to Title 11 of the bankruptcy laws of the United States. Such a bankruptcy filing would bar all efforts by us to collect pre-bankruptcy debts from these entities or their properties, unless we receive an enabling order from the bankruptcy court. Post-bankruptcy debts would be paid currently. If a lease is assumed, all pre-bankruptcy balances owing under it must be paid in full. If a lease is rejected by a tenant in bankruptcy, we would have a general unsecured claim for damages. If a lease is rejected, it is unlikely we would receive any payments from the tenant because our claim is capped at the rent reserved under the lease, without acceleration, for the greater of one year or 15% of the remaining term of the lease, but not greater than three years, plus rent already due but unpaid. This claim could be paid only in the event funds were available, and then only in the same percentage as that realized on other unsecured claims.
A tenant or lease guarantor bankruptcy could delay efforts to collect past due balances under the relevant leases, and could ultimately preclude full collection of these sums. Such an event could cause a decrease or cessation of rental payments that would mean a reduction in our cash flow and the amount available for distributions to our stockholders. In the event of a bankruptcy, we cannot assure our stockholders that the tenant or its trustee will assume our lease. If a given lease, or guaranty of a lease, is not assumed, our cash flow and the amounts available for distributions to our stockholders may be adversely affected. Further, our lenders may have a first priority claim to any recovery under the leases, any guarantees and any credit support, such as security deposits and letters of credit.

If a sale-leaseback transaction is recharacterized in a tenant’s bankruptcy proceeding, our financial condition could be adversely affected.
We may enter into sale-leaseback transactions, whereby we would purchase a property and then lease the same property back to the person from whom we purchased it. In the event of the bankruptcy of a tenant, a transaction structured as a sale-leaseback may be recharacterized as either a financing or a joint venture, either of which outcomes could adversely affect our business. If the sale-leaseback were recharacterized as a financing, we might not be considered the owner of the property, and as a result would have the status of a creditor in relation to the tenant. In that event, we would no longer have the right to sell or encumber our ownership interest in the property. Instead, we would have a claim against the tenant for the amounts owed under the lease, with the claim arguably secured by the property. The tenant/debtor might have the ability to propose a plan restructuring the term, interest rate and amortization schedule of its outstanding balance. If confirmed by the bankruptcy court, we could be bound by the new terms, and prevented from foreclosing our lien on the property. If the sale-leaseback were recharacterized as a joint venture, our lessee and we could be treated as co-venturers with regard to the property. As a result, we could be held liable, under some circumstances, for debts incurred by the lessee relating to the property. Either of these outcomes could adversely affect our cash flow and the amount available for distributions to our stockholders.
Net leases may not result in fair market lease rates over time.
A large portion of our rental income is derived from net leases. Net leases are typically characterized by (1) longer lease terms; and (2) fixed rental rate increases during the primary term of the lease, and, thus, there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases.
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
General Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.
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
The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements may contain only limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, most sellers of large commercial properties are special purpose entities without significant assets other than the property itself. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property.
Our inability to sell a property when we desire to do so could adversely impact our ability to pay cash distributions to our stockholders at our current level.
The real estate market is affected by many factors, such as general economic conditions, availability of financing, interest rates and other factors, including supply and demand, that are beyond our control. We cannot predict whether we will be able to sell any property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. Real estate generally cannot be sold quickly. Also, the tax laws applicable to REITs require that we hold our properties for investment, rather than for sale in the ordinary course of business, which may cause us to forgo or defer sales of properties that otherwise would be in our best interest. Therefore, we may not be able to dispose of properties promptly, or on favorable terms, in response to economic or other market conditions, and this may adversely impact our ability to make distributions to stockholders at our current level.
In addition, we may be required to expend funds to correct defects or to make improvements before a property can be sold. We cannot assure our stockholders that we will have funds available to correct such defects or to make such improvements.
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
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. Such provisions are typically provided for by the Code or the terms of the agreement underlying a loan. Lock-out provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders. Lock-out provisions may prohibit us from reducing the outstanding indebtedness with respect to any properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Any mortgage debt that we place on our properties may also impose prepayment penalties upon the sale of the mortgaged property. If a lender invokes these penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to us to sell the property could increase substantially.
Lock-out provisions could impair our ability to take actions during the lock-out period that would otherwise be in our stockholders’ best interests and, therefore, may have an adverse impact on the value of the shares, relative to the value that would result if the lock-out provisions did not exist. In particular, lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests.

Adverse economic conditions may negatively affect our returns and profitability.
The following market and economic challenges may adversely affect our property values or operating results:

•	poor economic times may result in a tenant’s failure to meet its obligations under a lease or bankruptcy;

•	re-leasing may require reduced rental rates under the new leases;

•	increase in the cost of supplies and labor that impact operating expenses; and

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
Material losses may occur in excess of insurance proceeds with respect to any property, as insurance may not be sufficient to fund the losses. However, there are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high even in instances where it may otherwise be available. Insurance risks associated with potential terrorist acts could sharply increase the premiums we pay for coverage against property and casualty claims. Additionally, mortgage lenders in some cases have begun to insist that commercial property owners purchase specific coverage against terrorism as a condition for providing mortgage loans. It is uncertain whether such insurance policies will be available, or available at reasonable cost, which could inhibit our ability to finance or refinance our potential properties. In these instances, we may be required to provide other financial support, either through financial assurances or self-insurance, to cover potential losses. We cannot assure stockholders that we will have adequate coverage for such losses. The Terrorism Risk Insurance Act of 2002 is designed for a sharing of terrorism losses between insurance companies and the federal government and requires that insurers make terrorism insurance available under their property and casualty insurance policies, but this legislation does not regulate the pricing of such insurance. We cannot be certain how this act will impact us or what additional cost to us, if any, could result. If such an event damaged or destroyed one or more of our properties, we could lose both our invested capital and anticipated profits from such property.
We are subject to risks from natural disasters such as earthquakes and severe weather conditions.
Our properties are located in areas that may be subject to natural disasters, such as earthquakes, and severe weather conditions. Natural disasters and severe weather conditions may result in significant damage to our properties. The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake, especially in California, Oregon or Washington) affecting a region may have a significant negative effect on our financial condition and results of operations. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from natural disasters or severe weather conditions.
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
Our properties are subject to the Americans with Disabilities Act of 1990, or ADA. Under the ADA, all places of public accommodation are required to comply with federal requirements related to access and use by disabled persons. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities” that generally require that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We will attempt to acquire properties that comply with the ADA or place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. If we cannot, our funds used for ADA compliance may affect cash available for distribution and the amount of distributions to our stockholders.
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
Risks Associated with Debt Financing
If we breach covenants under our unsecured credit agreement with KeyBank, National Association ("KeyBank") and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date and materially adversely affect the value of our stockholders’ investment in us.
We entered into a Second Amended and Restated Credit Agreement with KeyBank and other syndication partners under which we, through the Current Operating Partnership, as the Borrower, were provided with a revolving credit facility in an initial commitment amount of up to $750 million and three term loans as follows: a five-year term loan in the initial commitment amount of $200 million, a five-year term loan in the initial commitment amount of $400 million and a seven-year term loan in the initial commitment amount of $150 million. Such commitments may be increased under certain circumstances up to a maximum total commitment of $2 billion.
In addition to customary representations, warranties, covenants, and indemnities, the Second Amended and Restated Credit Agreement contains a number of financial covenants and requires us and the Borrower to comply with the following at all times, which will be tested on a quarterly basis: (i) a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition; (ii) a minimum consolidated tangible net worth of 75% of our consolidated tangible net worth at closing of the revolving credit facility, or approximately $2 billion, plus 75% of net future equity issuances (including units of Operating Partnership interests in the Borrower), minus 75% of the amount of any payments used to redeem our stock or the Borrower's stock or our Operating Partnership units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H); (iii) a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00; (iv) a minimum unsecured interest coverage ratio of not less than 2.00:1.00; (v) a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt; (vi) a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value (as defined); (vii) aggregate maximum unhedged variable rate debt of not greater than 30% of our total asset value; and (viii) a maximum payout ratio (as defined) of not greater than 95%.
If we were to default under the Second Amended and Restated Credit Agreement, the lenders could accelerate the date for our repayment of the loans, and could sue to enforce the terms of the loans.
We have broad authority to incur debt, and high debt levels could hinder our ability to make distributions and could decrease the value of our stockholders’ investment.
Although, technically, our Board may approve unlimited levels of debt, our charter generally limits us to incurring debt no greater than 300% of our net assets before deducting depreciation or other non-cash reserves (equivalent to 75% leverage), unless any excess borrowing is approved by a majority of our independent directors and disclosed to our stockholders in our next quarterly report, along with a justification for such excess borrowing. High debt levels would cause us to incur higher interest charges, which would result in higher debt service payments, and could be accompanied by restrictive covenants. These factors could limit the amount of cash we have available to distribute and could result in a decline in the value of our stockholders’ investment.
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
If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investment.
We may have a significant amount of acquisition indebtedness secured by first priority mortgages on our properties. In addition, some of our properties contain, and any future acquisitions we make will likely contain, mortgage financing. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt. In any such event, we could lose some or all of our investment in these properties, which would reduce the amount of distributions we pay to our stockholders and decrease the value of our stockholders’ investment.
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to stockholders at our current level.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders at our current level.
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
Disruptions in the credit markets and real estate markets could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders at our current level.
Approximately 10 years ago, domestic and international financial markets experienced significant disruptions which were brought about in large part by failures in the U.S. banking system. These disruptions severely impacted the availability of credit and contributed to rising costs associated with obtaining credit. If debt financing is not available on terms and conditions we find acceptable, we may not be able to obtain financing for investments. If these disruptions in the credit markets resurface, our ability to borrow monies to finance the purchase of, or other activities related to, real estate assets will be negatively impacted. If we are unable to borrow monies on terms and conditions that we find acceptable, we may be forced to use a greater proportion of our offering proceeds to finance our acquisitions, reduce the number of properties we can purchase, and/or dispose of some of our assets. These disruptions could also adversely affect the return on the properties we do purchase. In addition, if we pay fees to lock in a favorable interest rate, falling interest rates or other factors could require us to forfeit these fees. All of these events would have a material adverse effect on our results of operations, financial condition and ability to pay distributions to stockholders at our current level.
A substantial portion of our indebtedness bears interest at variable interest rates based on US Dollar (USD) London Interbank Offered Rate ("LIBOR") and certain of our financial contracts are also indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
In July 2017, the Financial Conduct Authority, the authority that regulates LIBOR, announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee, or

ARRC, in the U.S. has proposed that the Secured Overnight Financing Rate, or SOFR, is the rate that represents best practice as the alternative to the U.S. dollar, or USD, LIBOR for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to USD LIBOR. We have certain financial contracts, including our KeyBank Loans and our interest rate swaps, that are indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could adversely affect our financial condition and results of operations.
Federal Income Tax Risks
Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions at our current level as we would incur additional tax liabilities.
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
To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds (including our Follow-On Offering), use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations.
To obtain the favorable tax treatment accorded to REITs, we normally will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for distributions paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which distributions we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.
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
If the Current Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status would be terminated.
We intend to maintain the status of the Current Operating Partnership as a partnership for federal income tax purposes. However, if the Internal Revenue Service ("IRS") were to successfully challenge the status of the Current Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the Current Operating Partnership could make to us. This would also result in our losing REIT status and becoming subject to a corporate level tax on our own income. This would substantially reduce our cash available to pay distributions and the return on our stockholders' investment. In addition, if any of the entities through which the Current Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to the Current Operating Partnership and jeopardizing our ability to maintain REIT status.
Stockholders may have tax liability on distributions they elect to reinvest in our common stock.
If stockholders participate in our DRP, they will be deemed to have received, and for income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless stockholders are a tax-exempt entity, they may have to use funds from other sources to pay their tax liability on the value of the common stock received.
In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to stockholders.
Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to stockholders.
We may be required to pay some taxes due to actions of our taxable REIT subsidiaries which would reduce our cash available for distribution to stockholders.
Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS II, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT's customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to stockholders.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary or capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income (UBTI) to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

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

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities.
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

Employee Retirement Income Security Act of 1974 (“ERISA”) Risks
Persons investing the assets of employee benefit plans, Individual Retirement Accounts (“IRAs”), tax-qualified retirement plans, and other tax-favored benefit accounts should consider ERISA and related risks of investing in our shares.
If stockholders are investing the assets of a pension, profit-sharing, 401(k), Keogh or other tax-qualified retirement plan, the assets of an IRA, or the assets of another employee benefit plan or tax-favored benefit account in our common stock, they should satisfy themselves that, among other things:

•	their investment is consistent with their fiduciary obligations under ERISA and the Code;

•	their investment is made in accordance with the documents and instruments governing their plan or account, including any investment policy;

•	their investment satisfies the prudence and diversification requirements of ERISA;

•	their investment will not impair the liquidity of the plan or account;

•	their investment will not produce UBTI for the plan or account; and

•	they will be able to value the assets of the plan annually in accordance with the ERISA requirements.
There are special considerations that apply to employee benefit plans, IRAs, tax-qualified retirement plans, or other tax-favored benefit accounts investing in our shares which could cause an investment in our shares to be a prohibited transaction which could result in additional tax consequences.
ERISA and Code Section 4975 prohibit certain transactions that involve (1) certain pension, profit-sharing, 401(k), Keogh or other tax-qualified retirement plans, employee benefit plans, IRAs or other tax-favored benefit accounts, and (2) any person who is a "party-in-interest" or "disqualified person" with respect to such a plan or account. Consequently, the fiduciary of a plan or owner of an account contemplating an investment in the shares should consider whether we, any other person associated with the issuance of the shares, or any of our or their affiliates is or might become a "party-in-interest" or "disqualified person" with respect to the plan or account and, if so, whether an exemption from such prohibited transaction rules is applicable. In addition, the Department of Labor plan asset regulations provide that, subject to certain exceptions, the assets of an entity in which a plan holds an equity interest may be treated as assets of the investing plan, in which event investment made by and certain other transactions entered into by such entity would be subject to the prohibited transaction rules. We intend to take such steps as may be necessary to qualify us for one or more of the exemptions available, and thereby prevent our assets as being treated as assets of any investing plan.
ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2019, we owned a fee simple interest and a leasehold interest in 96 and 3 properties, respectively, encompassing approximately 26.8 million rentable square feet and an 80% interest in an unconsolidated joint venture. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties.
Revenue Concentration
No lessee or property, based on net rents for the 12-month period subsequent to December 31, 2019, pursuant to the respective in-place leases, was greater than 3.5% as of December 31, 2019.
The percentage of net rents for the 12-month period subsequent to December 31, 2019, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent (unaudited)	Number of Properties	Percentage of Net Rent
California	$29,968	7	10.8%
Texas	29,550	11	10.7
Ohio	25,686	11	9.3
Arizona	25,070	8	9.1
Georgia	22,935	5	8.3
Illinois	22,614	9	8.2
New Jersey	16,692	5	6.0
Colorado	14,113	5	5.1
South Carolina	11,290	3	4.1
North Carolina	11,238	5	4.1
All Others (1)	67,564	30	24.3
Total	$276,720	99	100.0%

(1)	All others account for less than 4% of total net rents on an individual basis.
The percentage of net rents for the 12-month period subsequent to December 31, 2019, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$38,230	20	13.8%
Health Care Equipment & Services	26,882	10	9.7
Insurance	22,517	10	8.1
Consumer Services	21,854	8	7.9
Retailing	20,519	7	7.4
Diversified Financials	18,523	6	6.7
Technology Hardware & Equipment	18,455	7	6.7
Telecommunication Services	17,533	5	6.3
Consumer Durables & Apparel	15,103	6	5.5
Energy	14,362	5	5.2
All others (2)	62,742	34	22.7
Total	$276,720	118	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 5% of total net rents on an individual basis.
The percentage of net rent for the 12-month period subsequent to December 31, 2019, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
General Electric Company - GE	$9,804	3.5%
Wood Group Mustang, Inc.	$9,595	3.5%
Southern Company Services, Inc.	$8,692	3.1%
McKesson Corporation	$8,585	3.1%
LPL Holdings, Inc.	$8,141	2.9%
State Farm	$7,159	2.6%
Digital Globe, Inc.	$7,084	2.6%
Restoration Hardware	$6,969	2.5%
Wyndham Hotel Group, LLC	$6,937	2.5%
American Express Travel Related Services Company, Inc.	$6,076	2.2%

The tenant lease expirations by year based on net rents for the 12-month period subsequent to December 31, 2019 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
2020	$1,222	7	822,000	0.4%
2021	13,158	9	1,625,700	4.8
2022	11,960	5	964,400	4.3
2023	22,208	10	1,354,800	8.0
2024	40,789	14	3,584,600	14.7
2025	36,816	20	2,941,300	13.3
2026	26,211	9	2,308,900	9.5
2027	21,332	8	1,189,100	7.7
>2028	103,024	36	9,688,000	37.3
Vacant	—	—	2,329,000	—
Total	$276,720	118	26,807,800	100.0%

(1)	Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
As of February 27, 2020, we had approximately 551,959 of Class T shares, 1,797 of Class S shares, 40,379 of Class D shares, 1,847,480 of Class I shares, 24,190,291 of Class A shares, 46,979,600 of Class AA shares, 917,024 of Class AAA shares and 155,033,020 of Class E shares of common stock outstanding, including common stock issued pursuant to our DRP and stock distributions held by a total of approximately 48,000 stockholders of record. There is currently no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
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

Set forth below are the components of our daily NAV as of December 31, 2019 and September 30, 2019, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	December 31, 2019	September 30, 2019
Gross Real Estate Asset Value	$4,348,529	$4,437,125
Investments in Unconsolidated Entities	7,549	72,185
Management Comp. Value	230,000	230,000
Interest Rate Swap (Unrealized Gain/Loss)	(25,888)	(30,882)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets (Liabilities), net	60,500	16,583
Total Debt at Fair Value	(1,978,361)	(1,952,467)
NAV	$2,517,329	$2,647,544

Total Shares Outstanding	269,752,377	277,666,517
NAV per share	$9.33	$9.53
Our independent valuation firm utilized the discounted cash flow approach for 95 properties and the direct capitalization approach for three properties in our portfolio with a weighted average of approximately 7.36 years remaining on their existing leases. Since McKesson II was acquired in September 2019, we did not obtain a valuation and used purchase price in our NAV. The following summarizes the range of overall capitalization rates for the 98 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.25%	5.75%	5.51%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.75%	7.03%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	11.75%	7.72%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO	(1)	OP Units	Total

NAV as of September 30, 2019 before share/unit sale/redemption activity	$3,121	$3	$235	$9,280	$1,620,373	$711,253		$303,279	$2,647,544
Fund level changes to NAV
Unrealized loss on net assets	(28)	—	(1)	(98)	(8,872)	(3,993)		(1,728)	(14,720)
Interest Rate Swap (Unrealized Gain)	8	—	—	22	3,017	1,355		592	4,994
Dividend accrual	(53)	—	(4)	(199)	(26,559)	(11,960)		(5,215)	(43,990)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(9)	—	—	—	—	(1,042)		(7)	(1,058)
NAV as of December 31, 2019 before share/unit sale/redemption activity	3,039	3	230	9,005	1,587,959	695,613		296,921	2,592,770

Unit sale/redemption activity- Dollars
Amount sold	934	14	14	5,585	11,803	6,534		793	25,677
Amount redeemed and to be paid	—	—	—	(100)	(81,062)	(19,903)		(53)	(101,118)
NAV as of December 31, 2019	$3,973	$17	$244	$14,490	$1,518,700	$682,244		$297,661	$2,517,329

NAV as of September 30, 2019	323,815	288	24,415	964,342	169,833,962	74,737,758		31,781,937	277,666,517
Shares/units sold	97,127	1,504	1,445	584,046	1,237,360	685,659		82,975	2,690,116
Shares/units redeemed	—	—	—	(10,406)	(8,497,191)	(2,090,659)		(6,000)	(10,604,256)
Shares/units outstanding as of December 31, 2019	420,942	1,792	25,860	1,537,982	162,574,131	73,332,758		31,858,912	269,752,377

NAV per share as of September 30, 2019	$9.64	$9.63	$9.62	$9.62	$9.54	$9.51
Change in NAV per share/unit	(0.20)	(0.20)	(0.20)	(0.20)	(0.20)	(0.21)
NAV per share as of December 31, 2019	$9.44	$9.43	$9.42	$9.42	$9.34	$9.30
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Equity Compensation Plans
This information is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
Recent Sales of Unregistered Securities
On March 14, 2019, we issued 7,000 shares of restricted stock to each of Kathleen S. Briscoe, J. Grayson Sanders and Samuel Tang for their services as our independent directors. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
In connection with the Company Merger, on April 30, 2019, we issued 5,000,000 shares of our Series A Preferred Shares to the holder of EA-1’s Series A cumulative perpetual convertible preferred stock.  The Series A Preferred Shares were issued pursuant to an exemption from the registration requirements provided under Regulation S of the Securities Act of 1933, as amended (the "Securities Act"). We relied on this exemption from registration based in part on representations made by the holders of the EA-1 Series A cumulative perpetual convertible preferred stock. The shares of our common stock issuable upon conversion of the Series A Preferred Shares have not been registered under the Securities Act and may not be offered or sold in the United States in the absence of an effective registration statement or an applicable exemption from the registration requirements.

On April 30, 2019, we issued 4,017 shares of restricted stock to Gregory M. Cazel and 3,668 shares of restricted stock to Ranjit M. Kripalani, in each case in exchange for their shares of restricted stock in EA-1 that remained unvested as of the effective time of the Company Merger, pursuant to the terms of the Merger Agreement. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
On May 1, 2019, we entered into Time-Based Restricted Stock Unit Agreements with each of Messrs. Escalante, Bitar, Hirsch, Sohn and Tausk in accordance with the terms of their respective employment agreement for the issuance of each of their respective initial equity awards (collectively, the "Restricted Stock Unit Award Agreements"), pursuant to which we issued restricted stock units to such executive officers under the Employee and Director Long-Term Incentive Plan in the following amounts (the "RSUs"): 732,218 RSUs to Mr. Escalante; 104,603 RSUs to Mr. Bitar; 67,992 RSUs to Mr. Hirsch; 52,301 RSUs to Mr. Sohn; and 52,301 RSUs to Mr. Tausk. Each RSU represents a contingent right to receive one share of the Company’s Class E Common Stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements. The shares of Class E Common Stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The issuance of these securities was effected without registration in reliance on Section 4(a)(2) of the Securities Act as a sale by the Company not involving a public offering. No underwriters were involved with the issuance of such securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program
As noted in Note 10, Equity – Share Redemption Program, we adopted the SRP that enables stockholders to sell their stock to us in limited circumstances. The SRP was previously suspended as of January 19, 2019, due to our then-pending Mergers with EA-1 and the EA-1 Operating Partnership. On June 12, 2019, our Board reinstated the SRP effective as of July 13, 2019. Under the SRP, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end. Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of our common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
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
On November 7, 2019, the Board amended and restated the SRP, effective as of December 12, 2019, in order to (i) provide for redemption sought upon a stockholder's determination of incompetence or incapacitation; (ii) clarify the circumstances under which a determination of incompetence or incapacitation will entitle a stockholder to such redemption; and (iii) make certain other clarifying changes.

During the quarter ended December 31, 2019, we redeemed shares under the SRP as follows:

For the Month Ended	Total Number of Shares Redeemed	Average Price Paid per Share	Total Number of Shares Redeemed as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 31, 2019	1,948	$9.52	1,948	(1)
November 30, 2019	—	—	—	(1)
December 31, 2019	10,342,013	$9.35	10,342,013	(1)

(1)	A description of the maximum number of shares that may be redeemed under the SRP is included in the narrative above.
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. For the first quarter of 2020 only, those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation will be honored in accordance with the terms of the SRP, and the SRP shall be officially suspended as of March 28, 2020. The SRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP.
Since July 31, 2014, and through December 31, 2019, we redeemed 24,230,565 shares (excluding the self-tender offer) of common stock for approximately $228.7 million at a weighted average price per share of $9.44 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, we have honored all redemption requests. We have funded all redemptions using proceeds from the sale of shares pursuant to the DRP.
Performance Graph
The information below shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.
The performance graph below is a comparison of the cumulative return of our shares of Class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), and the FTSE NAREIT Equity REITs Index. Performance is shown both with and without “Sales Load” and net of all other fees and expenses. Sales Load is defined as upfront selling commissions, dealer manager fees, and estimated issuer and organizational offering expenses, in conformity with the definition of “Net Investment” amount set forth in FINRA Rule 2231. We disclosed our initial estimate of our net asset value per share on February 13, 2017, which estimate was as of December 31, 2016. Therefore, performance for periods prior to this date is based off our Net Investment amount. Performance reflects the sum of cumulative distributions paid during the measurement period, assuming distribution reinvestment. We currently have Class T, Class S, Class D, Class I, Class A, Class AA, Class AAA, and Class E common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

ITEM 6. SELECTED FINANCIAL DATA
The following selected financial and operating information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the financial statements and related notes thereto included elsewhere in this annual report on Form 10-K (in thousands, except per share data):

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Operating Data
Total revenue (1)	$387,108	$336,359	$346,490	$344,274	$292,853
Income before other income and (expenses)	$78,262	$77,980	$82,294	$73,531	$35,109
Net income	$37,044	$22,038	$146,133	$26,555	$15,621
Net income (loss) attributable to common stockholders	$24,787	$17,618	$140,657	$25,285	$(3,750)
Net income (loss) attributable to common stockholders per share, basic and diluted (2)	$0.11	$0.10	$0.80	$0.14	$(0.02)
Cash distributions declared per common share	$0.60	$0.68	$0.68	$0.68	$0.69
Balance Sheet Data
Total real estate, net	$3,610,329	$2,534,952	$2,442,576	$2,685,837	$2,760,049
Total assets	$4,175,502	$3,012,775	$2,803,410	$2,894,803	$3,037,390
Total debt, net	$1,969,104	$1,353,531	$1,386,084	$1,447,535	$1,473,427
Total liabilities	$2,303,589	$1,527,079	$1,512,835	$1,574,274	$1,636,859
Perpetual convertible preferred shares	$125,000	$125,000	$—	$—	$—
Redeemable noncontrolling interests	$4,831	$4,887	$4,887	$4,887	$4,887
Redeemable common stock	$20,565	$11,523	$33,877	$92,058	$86,557
Total stockholders’ equity	$1,476,477	$1,112,083	$1,220,706	$1,193,470	$1,287,769
Total equity	$1,721,517	$1,344,286	$1,251,811	$1,223,584	$1,309,087
Cash flow data
Net cash provided by operating activities	$160,849	$120,859	$142,097	$137,457	$99,972
Net cash provided by (used in) investing activities	$85,818	$(194,496)	$254,568	$9,496	$(401,524)
Net cash (used in) provided by financing activities	$(197,692)	$(76,945)	$(238,660)	$(183,814)	$274,942

(1)	Property expense recovery reimbursements are presented gross on the statement of operations for all periods presented.

(2)	Amounts were retroactively adjusted to reflect stock dividends. (See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this report.
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
Overview
We are a public, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As a result of the Self Administration Transaction, we are now self-managed and we acquired the advisory, asset management and property management business of GRECO. As of December 31, 2019, we have 42 employees.
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
As of December 31, 2019, our real estate portfolio consisted of 99 properties in 25 states and 118 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to December 31, 2019 is approximately $276.7 million with approximately 65.5% generated by properties leased to tenants and/or guarantors or entities whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 91.3% leased as of December 31, 2019, with a weighted average remaining lease term of 7.36 years, weighted average annual rent increases of approximately 2.2%, and a debt to total real estate acquisition value of 48.6% as defined in our credit agreement.
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
Critical Accounting Policies and Estimates
We have established accounting policies which conform to GAAP in the United States as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion on our significant accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this report.
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
We allocate the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on our assumptions about the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions.
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
For acquisitions that do not meet the accounting criteria of an asset acquisition, acquisition costs are expensed as incurred.
Impairment of Real Estate and Related Intangible Assets and Liabilities
We continually monitor events and changes in circumstances that could indicate that the carrying amounts of real estate and related intangible assets may not be recoverable. When indicators of potential impairment are present that indicate that the carrying amounts of real estate and related intangible assets may not be recoverable, management will assess the recoverability of the assets by determining whether the carrying value of the assets will be recovered through the undiscounted future operating cash flows expected from the use of the assets and the eventual disposition. If, based on this analysis, we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent the carrying value exceeds the estimated fair value of the asset.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2019, we recorded an impairment provision related to the building and land on two properties. See Note 4 Real Estate for details.
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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 0.4% of our base rental revenue will expire during the period from January 1, 2020 to December 31, 2020. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from January 1, 2020 to December 31, 2020 thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management, and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Same Store Analysis
For the year ended December 31, 2019, our "Same Store" portfolio consisted of 69 properties, encompassing approximately 17.6 million square feet, with an acquisition value of $2.7 billion and net rents of $181.0 million (for the 12-month period subsequent to December 31, 2019). Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 69 properties for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$285,999	$313,216	$(27,217)	(9)%
Property operating expense	46,851	46,149	702	2%
Property tax expense	30,880	41,980	(11,100)	(26)%
Impairment provision	30,734	—	30,734	100%
Depreciation and amortization	99,348	110,452	(11,104)	(10)%
Interest expense	8,364	8,830	(466)	(5)%
Rental Income
The decrease in rental income of approximately $27.2 million compared to the same period a year ago primarily is a result of (1) approximately $21.5 million in expirations and termination of leases in the current year; and (2) $11.2 million of property expense recoveries primarily the result of the adoption of ASC 842, resulting in the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (3) approximately $2.0 million of write-offs/expirations of intangibles in the prior period; and (4) an approximately $1.6 million increase in termination income in the current period.

Property Tax Expense
The decrease in property tax expense of approximately $11.1 million compared to the same period a year ago is primarily the result of approximately $11.2 million related to the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis for 21 of our properties.
Impairment Provision
The increase in impairment provision of approximately $30.7 million compared to the same period a year ago is the result of two impairment provisions recorded during the current year at the 2200 Channahon Road and Houston Way I properties.
Depreciation and Amortization
The decrease in depreciation and amortization of approximately $11.1 million is primarily as a result of of early lease terminations in the prior year and assets fully depreciated in the current year.
Interest Expense
The decrease in interest expense of approximately $0.5 million as compared to the same period in the prior year is primarily the result of one mortgage loan payoff during the year ended December 31, 2018 and principal payments.
Portfolio Analysis
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

Comparison of the Years Ended December 31, 2019 and 2018
The following table provides summary information about our results of operations for the years ended December 31, 2019 and 2018 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2019	2018
Rental income	$387,108	$336,359	$50,749	15%
Property operating expense	55,301	49,509	5,792	12%
Property tax expense	37,035	44,662	(7,627)	(17)%
Asset management fees to affiliates	—	23,668	(23,668)	(100)%
Property management fees to affiliates	—	9,479	(9,479)	(100)%
Property management fees to non-affiliates	3,528	—	3,528	100%
Self administration transaction expense	—	1,331	(1,331)	100%
General and administrative expenses	26,078	6,968	19,110	274%
Corporate operating expenses to affiliates	2,745	3,594	(849)	(24)%
Depreciation and amortization	153,425	119,168	34,257	29%
Gain from disposition of assets	29,938	1,231	28,707	2,332%
Impairment provision	30,734	—	30,734	100%
Interest expense	73,557	55,194	18,363	33%
Rental Income
The increase in rental income of approximately $50.7 million compared to the same period a year ago is primarily the result of (1) approximately $75.3 million as a result of the Mergers and four properties acquired subsequent to January 2018, (2) a termination income increase in the same period a year ago of approximately $11.1 million, primarily the result of a termination at the 30 Independence Boulevard property, and (3) approximately $2.0 million in write-offs/expiring of above/below market intangibles; offset by (4) approximately $22.0 million in lease expirations, net of leases signed during the year ($8.1 million), (5) $14.9 million of property expense recoveries primarily the result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period, and (6) approximately $3.1 million related to three properties sold subsequent to January 1, 2019.
Property Operating Expense
The increase in property operating expense of approximately $5.8 million compared to the same period a year ago is primarily the result of approximately $5.9 million primarily related to the Mergers and four properties acquired subsequent to January 2018.
Property Tax Expense
The decrease in property tax expense of approximately $7.6 million compared to the same period a year ago is primarily the result of (1) $14.9 million of property expense recoveries excluded from the current year as a result of the adoption of ASC 842 and the change in reporting for real estate taxes that are paid directly by a lessee to a third party, from a gross basis to a net basis recorded in the current period; offset by (2) an increase of approximately $7.6 million related to the Mergers.
Property & Asset Management Fees to Affiliates
The decrease in property and asset management fees to affiliates is a result of the Self Administration Transaction. As part of the Self Administration Transaction, we became self-managed and acquired the advisory, asset management and property management business of GRECO. Thus, no affiliated property and asset management fees were incurred during 2019. See Note 1, Organization, for details.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates is a result of the Self Administration Transaction. As part of the Self Administration Transaction, we became self-managed and responsible to pay property management fees to non-affiliates. See Note 1, Organization, for details.

Self Administration Transaction
Self Administration Transaction expenses for the year ended December 31, 2019 decreased by approximately $1.3 million compared to the same period a year ago primarily as a result of legal and professional service fees incurred in connection with the Self Administration Transaction. See Note 3, Self Administration Transaction, for additional details.
General and Administrative Expenses
The increase in general and administrative expenses of approximately $19.1 million compared to the same period a year ago is primarily the result of (1) approximately $13.8 million in corporate payroll as a result of the Self Administration Transaction (see Note 1, Organization, for details); and (2) approximately $2.6 million in restricted stock unit expense as a result of RSUs issued to our executive officers in May 2019.
Corporate Operating Expenses to Affiliates
The decrease in corporate operating expenses to affiliates of approximately $0.8 million is a result of a decrease in corporate salary allocation from our former advisor related to the Self Administration Transaction. See Note 1, Organization, for details.
Depreciation and Amortization
The increase in depreciation and amortization of approximately $34.3 million compared to the same period a year ago is primarily the result of (1) approximately $46.0 million related to the Mergers, properties acquired during 2018 and the amortization of the management contract intangible; and (2) approximately $1.7 million in fixed assets additions during the current year; partially offset by (3) approximately $12.7 million in fully depreciated/terminated assets during the current year; and (4) approximately $0.7 million in property sales.
Gain from Disposition of Assets
The increase in gain from disposition of assets of approximately $28.7 million compared to the same period a year ago is primarily the result of the sale of the 7601 Technology Way and 2160 Grand Avenue properties.
Impairment Provision
The increase in impairment provision of approximately $30.7 million compared to the same period a year ago is primarily the result of two impairment provisions recorded during the current year at the 2200 Channahon Road and 11210 Equity Drive properties. See Note 4, Real Estate for details.
Interest Expense
The increase of approximately $18.4 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $13.3 million as a result of the assumption of the AIG Loan II and BOA/KeyBank Loans and write offs of deferred financing costs related to the Mergers; and (2) approximately $6.0 million in higher LIBOR in the current quarter; offset by (3) approximately $1.0 million as a result of favorable swap positions during the current period and principal mortgage loan payments.
For additional information related to a comparison of the Company's results for the years ended December 31, 2018 and 2017, please see the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 14, 2019, which information under that section is incorporated herein by reference.
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

•
Amortization of in-place lease valuation. Acquired in-place leases are valued as above-market or below-market as of the date of acquisition based on the present value of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management's estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and are amortized as an adjustment to rental income over the remaining terms of the respective leases. As this item is a non-cash adjustment and is included in historical earnings, FFO is adjusted for the effect of the amortization of in-place lease valuation to arrive at AFFO as a means of determining operating results of our portfolio.

•
Acquisition-related costs. We were organized primarily with the purpose of acquiring or investing in income-producing real property in order to generate operational income and cash flow that will allow us to provide regular cash distributions to our stockholders. In the process, we incur non-reimbursable affiliated and non-affiliated acquisition-related costs, which in accordance with GAAP, are capitalized and included as part of the relative fair value when the property acquisition meets the definition of an asset acquisition or are expensed as incurred and are included in the determination of income (loss) from operations and net income (loss), for property acquisitions accounted for as a business combination. By excluding acquisition-related costs, AFFO may not provide an accurate indicator of our operating performance during periods in which acquisitions are made. However, it can provide an indication of our on-going ability to generate cash flow from operations and continue as a going concern after we cease to acquire properties on a frequent and regular basis, which can be compared to AFFO of other non-listed REITs that have completed their acquisition activity and have similar operating characteristics to ours. Management believes that excluding these costs from AFFO provides investors with supplemental performance information that is consistent with the performance models and analyses used by management.

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

•
Gain or loss from the extinguishment of debt. We primarily use debt as a partial source of capital to acquire properties in our portfolio and fund redemptions. As a term of obtaining this debt, we will pay financing costs to the respective lender. Financing costs are presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and amortized into interest expense on a straight-line basis over the term of the debt. We consider the amortization expense to be a component of operations if the debt was used to acquire properties. From time to time, we may cancel certain debt obligations and replace these canceled debt obligations with new debt at more favorable terms to us. In doing so, we are required to write-off the remaining capitalized financing costs associated with the canceled debt, which we consider to be a cost, or loss, on extinguishing such debt. Management believes that this loss is considered an event not associated with our operations, and therefore, deems this write-off to be an exclusion from AFFO.

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

For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to income (loss) from operations, net income (loss) and cash flows from operating activities, as defined by GAAP, are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. The use of AFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. AFFO is useful in assisting management and investors in assessing our ongoing ability to generate cash flow from operations and continue as a going concern in future operating periods, and in particular, after the offering and acquisition stages are complete. However, FFO and AFFO are not useful measures in evaluating NAV because impairments are taken into account in determining NAV but not in determining FFO and

AFFO. Therefore, FFO and AFFO should not be viewed as a more prominent measure of performance than income (loss) from operations, net income (loss) or cash flows from operating activities and each should be reviewed in connection with GAAP measurements.
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
Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net income	$37,044	$22,038	$146,133
Adjustments:
Depreciation of building and improvements	80,393	60,120	55,982
Amortization of leasing costs and intangibles	73,084	59,020	60,573
Impairment provision	30,734	—	8,460
Equity interest of depreciation of building and improvements - unconsolidated entities	2,800	2,594	2,496
Equity interest of amortization of intangible assets - unconsolidated entities	4,632	4,644	4,674
Gain from sale of depreciable operating property	(29,938)	(1,231)	(116,382)
Equity interest of impairment - unconsolidated entities	6,927	—	—
Equity interest of gain on sale - unconsolidated entities	(4,128)	—	—
FFO	$201,548	$147,185	$161,936
Distributions to redeemable preferred shareholders	(8,188)	(3,275)	—
Distributions to noncontrolling interests	(17,959)	(4,737)	(4,737)
FFO, net of noncontrolling interest and redeemable preferred distributions	$175,401	$139,173	$157,199
Reconciliation of FFO to AFFO:
FFO, net of noncontrolling interest and redeemable preferred distributions	$175,401	$139,173	$157,199
Adjustments:
Acquisition fees and expenses to non-affiliates	—	1,331	—
Non-cash earn-out adjustment	(1,461)	—	—
Revenues in excess of cash received, net	(19,519)	(8,571)	(11,372)
Amortization of share-based compensation	2,614	—	—
Deferred rent - ground lease	1,353	841	—
Amortization of above/(below) market rent	(3,201)	(685)	1,689
Amortization of debt premium/(discount)	300	32	(414)
Amortization of ground leasehold interests	(52)	28	28
Non-cash lease termination income	(10,150)	(12,532)	(12,845)
Financed termination fee payments received	6,065	15,866	11,783
Equity interest of revenues in excess of cash received (straight-line rents) - unconsolidated entities	528	116	(311)
Unrealized gains on investments (DCP)	307	—	—
Equity interest of amortization of above market rent - unconsolidated entities	3,696	2,956	2,968
Performance fee adjustment	(2,604)	—	—
Unrealized (gain) loss on derivatives	—	—	(28)
Dead deal costs	252	—	—
AFFO	$153,529	$138,555	$148,697

Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, including preferred equity distributions and redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from operations and our Revolving Credit Facility. As of See Part I, Item 1. “Business" of this Annual Report on Form 10-K for status on Follow-On Offering and DRP. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.
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
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. For the first quarter of 2020 only, those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation will be honored in accordance with the terms of the SRP, and the SRP shall be officially suspended as of March 28, 2020. The DRP shall be officially suspended as of March 8, 2020. All subsequent distributions, other than the stock distribution declared by the Board on December 18, 2019, to be paid on April 1, 2020, will be paid in cash. The SRP and DRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP and DRP. The Board reserves the right to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.
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
LIBOR is expected to be discontinued after 2021. As of December 31, 2019, our KeyBank Loans and $425.0 million in notional value of derivatives are indexed to LIBOR which mature after 2021. The agreement governing our KeyBank Loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure that any transition away from LIBOR will have minimal impact on our financial condition, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.
As of December 31, 2019, the remaining capacity pursuant to the Revolving Credit Facility was $260.5 million.
Derivative Instruments
As discussed in Note 7, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at December 31, 2019 and December 31, 2018 (dollars in thousands):

				Fair Value (1)		Current Notional Amount
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2019	2018	2019	2018
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(43)	$5,245	$425,000	$425,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,038)	(1,987)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(5,651)	(1,628)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(5,665)	(1,636)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(5,749)	(1,711)	100,000	100,000
Total				$(24,146)	$(1,717)	$850,000	$850,000

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2019, derivatives in an asset or liability position are included in the line item "Other assets" or "Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

Perpetual Convertible Preferred Shares
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
See Note 12, Perpetual Convertible Preferred Shares, for further discussion regarding the Series A Preferred Shares.
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or OP Units of our Current Operating Partnership, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations. As of See Part I, Item 1. “Business" of this Annual Report on Form 10-K for status on Follow-On Offering.
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$1,979,072	$6,881	$19,216	$776,321	$1,176,654
Interest on outstanding debt obligations (2)	446,764	74,683	147,234	114,807	110,040
Interest rate swaps (3)	24,527	2,041	9,815	9,815	2,856
Ground lease obligations	296,512	1,510	3,062	3,833	288,107
Total	$2,746,875	$85,115	$179,327	$904,776	$1,577,657

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at December 31, 2019. Projected interest payments on the Revolving Credit Facility and Term Loan are based on the contractual interest rates in effect at December 31, 2019.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of December 31, 2019.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans. See Part I, Item 1. “Business" of this Annual Report on Form 10-K for status on Follow-On Offering and DRP.
Our cash, cash equivalents and restricted cash balances increased by approximately $49.0 million during the year ended December 31, 2019 and were primarily used in or provided by the following (in thousands):
:

	Year Ended December 31,
	2019	2018	Change
Net cash provided by operating activities	$160,849	$120,859	$39,990
Net cash provided by (used in) investing activities	$85,818	$(194,496)	$280,314
Net cash used in financing activities	$(197,692)	$(76,945)	$(120,747)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2019, we generated $160.8 million in cash from operating activities compared to $120.9 million for the year ended December 31, 2018. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2019 increased by approximately $40.9 million to approximately $174.0 million compared to approximately $133.1 million for the year ended December 31, 2018.
Investing Activities. Cash provided by investing activities for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	Increase (decrease)
Sources of cash provided by investing activities:
Disposition of properties	$139,446	$11,442	$128,004
Cash acquired in connection with the Mergers, net of acquisitions costs	25,320	—	25,320
Distributions of capital from investment in unconsolidated entities	14,603	7,691	6,912
Restricted reserves	1,039	(357)	1,396
Total sources of cash provided by investing activities	$180,408	$18,776	$161,632
Uses of cash for investing activities:
Property acquisitions, and payments for construction in progress	$(85,121)	$(206,648)	$121,527
Investment in unconsolidated joint venture	—	(3,274)	3,274
Real estate acquisition deposits	(1,047)	(3,350)	2,303
Purchase of investments	(8,422)	—	(8,422)
Total uses of cash provided by investing activities	$(94,590)	$(213,272)	$118,682
Net cash provided by investing activities	$85,818	$(194,496)	$280,314

Financing Activities. Cash used in financing activities for the years ended December 31, 2019 and 2018 consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings under the KeyBank Loans	$942,854	$—	$942,854
Issuance of common stock, net of discounts and underwriting costs	8,826	—	8,826
Principal payoff of mortgage loans	—	(18,954)	18,954
Total sources of cash provided by financing activities	$951,680	$(18,954)	$970,634
Uses of cash provided by financing activities:
Principal repayments under the Unsecured Credit Facility - EA-1	$(715,000)	$(106,253)	$(608,747)
Principal payoff of Revolver Loan	(104,439)	—	(104,439)
Principal amortization payments on secured indebtedness	(6,577)	(6,494)	(83)
Borrowings under the Unsecured Credit Facility	—	96,100	(96,100)
Issuance of perpetual convertible preferred shares, net of offering costs	—	120,041	(120,041)
Repurchase of common stock	(200,013)	(83,574)	(116,439)
Distributions paid to common stockholders, preferred unit holders and noncontrolling interest holders	(115,169)	(77,787)	(37,382)
Deferred financing costs	(5,737)	(24)	(5,713)
Acquisition deposits	(2,384)	—	(2,384)
Repurchase of noncontrolling interest	(53)	—	(53)
Total sources of cash used by financing activities	$(1,149,372)	$(57,991)	$(1,091,381)
Net cash used by financing activities	$(197,692)	$(76,945)	$(120,747)
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

Distributions may be funded with operating cash flow from our properties, offering proceeds raised in the Follow-On Offering or any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the year ended December 31, 2019 and year ended December 31, 2018 (dollars in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018
Distributions paid in cash — noncontrolling interests	$16,865			$4,737
Distributions paid in cash — common stockholders	90,116			71,822
Distributions paid in cash — preferred stockholders	8,188			1,228
Distributions of DRP	41,060			40,838
Total distributions	$156,229	(1)		$118,625
Source of distributions (2)
Paid from cash flows provided by operations	$115,169		74%	$77,787	66%
Offering proceeds from issuance of common stock pursuant to the DRP	41,060		26%	40,838	34%
Total sources	$156,229	(3)	100%	$118,625	100%

Net cash provided by operating activities	$160,849			$120,859

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of December 31, 2019 were $15.5 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2019, we paid and declared cash distributions of approximately $130.1 million to common stockholders including shares issued pursuant to the DRP, and approximately $17.9 million to the limited partners of our Current Operating Partnership, as compared to FFO, net of noncontrolling interest distributions and AFFO for the year ended December 31, 2019 of approximately $175.4 million and $153.5 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through December 31, 2019, we paid approximately $740.5 million of cumulative distributions (excluding preferred distributions), including approximately $293.8 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $464.0 million.
Off-Balance Sheet Arrangements
As of December 31, 2019, we had approximately $8.2 million in an outstanding letter of credit which is not reflected on our balance sheet.
Subsequent Events
See Note 18, Subsequent Events, to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of December 31, 2019, our debt consisted of approximately $1.4 billion in fixed rate debt and approximately $536.5 million in variable rate debt (including the interest rate swaps and excluding unamortized deferred financing cost and discounts, net, of approximately $10.0 million). As of December 31, 2018, our debt consisted of approximately $1.1 billion in fixed rate debt and approximately $290.0 million in variable rate debt (including the interest rate swaps and excluding unamortized deferred financing cost and discounts, net, of approximately $8.6 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no impact on interest incurred or cash flows. A change in interest rates on variable rate debt could impact the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR Rate. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR Rate floor of 0%, on our variable-rate debt, including our KeyBank Loans, AIG, AIG II, BOA, BOA/KeyBank loans and our mortgage loans, after considering the effect of our interest rate swap agreements would decrease our future earnings and cash flows by approximately $8.8 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2019, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
PART III
We expect to file a definitive proxy statement for our 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2020 Proxy Statement. Only those sections of the 2020 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2019.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2020 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2019.
PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The list of the financial statements contained herein is set forth on page F-1 hereof.
2. Schedule III — Real Estate and Accumulated Depreciation is set forth beginning on page S-1 hereof. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
3. The Exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index below.
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2019 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1
Dealer Manager Agreement and Participating Dealer Agreement dated September 18, 2017, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

1.2
Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement dated June 24, 2019, incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

2.1
Agreement and Plan of Merger, dated as of December 14, 2018, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Essential Asset Operating Partnership II, L.P., Globe Merger Sub, LLC, Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to the Registrant's current report on Form 8-K, filed on December 20, 2018, SEC File No. 000-55605

3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3	Amendment No. 1 to Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
3.4
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.5
Articles of Amendment to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.6
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.7
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2019, SEC File No. 000-55605

3.8
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

3.9
Second Articles of Amendment to the First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 13, 2019, SEC File No. 000-55605

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on June 18, 2019, SEC File No. 333-217223

4.2
Form of Additional Investment Subscription Agreement, incorporated by reference to Appendix B of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on June 18, 2019, SEC File No. 333-217223

4.3
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Appendix C of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on June 18, 2019, SEC File No. 333-217223

4.4
Enrollment Form for Distribution Reinvestment Plan, incorporated by reference to Appendix A to the prospectus contained in Post-Effective Amendment No. 1 to the Registrant's Registration Statement on Form S-3D, filed on April 18, 2019, SEC File No. 333-217178

4.5
Amended and Restated Share Redemption Program effective as of December 12, 2019, incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on November 12, 2019, SEC File No. 000-55605

4.6*	Description of Securities
10.1+	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280
10.2+
Griffin Capital Essential Asset REIT II, Inc.’s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605

10.3+	Director Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605
10.4
Master Property Management, Leasing, and Construction Management Agreement, dated March 17, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015, SEC File No. 333-194280

10.5
Fifth Amended and Restated Limited Partnership Agreement of the Current Operating Partnership dated April 30, 2019, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.6
Certificate of Amendment to Certificate of Limited Partnership of Current Operating Partnership dated April 30, 2019, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.7
Promissory Note dated February 27, 2013 issued to Midland National Life Insurance Company, incorporated by reference to Exhibit 10.1 to EA-1’s Current Report on Form 8-K, filed on March 5, 2013, SEC File No. 000-54377

10.8	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.9	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.2 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.10	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.3 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.11	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.4 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.12	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.13	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.6 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.14	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.7 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.15	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.16	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.17	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.18	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.19	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.20	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.21	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.22	Loan Agreement with Bank of America, N.A. dated September 29, 2017, incorporated by reference to Exhibit 10.1 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.23	Guaranty Agreement, dated September 29, 2017, incorporated by reference to Exhibit 10.2 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377

10.24	Promissory Note A-1-1, incorporated by reference to Exhibit 10.3 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.25
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, incorporated by reference to Exhibit 10.4 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377

10.26	Schedule of Omitted Documents for Bank of America Loan, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.27
Loan Agreement with Bank of America, N.A. and KeyBank N.A. dated April 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.28	Guaranty Agreement dated April 27, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.29	Promissory Note A-1-1 dated April 27, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.30
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the Southern Company Services, Inc. Property dated April 27, 2018, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.31	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.32
Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.33	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.34
Amended and Restated 2023 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.35	2024 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.36	2026 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.37
Second Amended and Restated Revolving Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.38	Swingline Note with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.39	Schedule of Omitted Documents for KeyBank Loan, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.40	Registration Rights Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.4 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.41	Contribution Agreement dated December 14, 2018, incorporated by reference to Exhibit 2.2 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.42
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to EA-1's Quarterly Report on Form 10-Q, filed on December 10, 2009, SEC File No. 333-159167

10.43
Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.1 to EA-1's Quarterly Report on Form 10-Q, filed on August 13, 2018, SEC File No. 000-54377

10.44
Administrative Services Agreement dated December 14, 2018, by and among EA-1, the EA-1 Operating Partnership, Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.35 to EA-1's Annual Report on Form 10-K, filed on March 15, 2019, SEC File No. 000-54377

10.45	Form of Indemnification Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.46+	Escalante Employment Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.6 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377

10.47+
Form of Employment Agreement for Other Officers dated December 14, 2018, incorporated by reference to Exhibit 10.7 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377

10.48+
Employment Agreement with Nina Momtazee Sitzer effective June 10, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

14.1
Amended and Restated Code of Ethics and Business Conduct of the Registrant effective as of August 8, 2019, incorporated by reference to Exhibit 14.1 to the Registrant’s Current Report on Form 8-K, filed on August 13, 2019, SEC File No. 000-55605

21.1*	Subsidiaries of Griffin Capital Essential Asset REIT, Inc.
23.1*	Consent of Ernst & Young, LLP, Independent Registered Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended December 31, 2019 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Instructions to Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 3, 2020.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Director (Principal Executive Officer)	March 3, 2020
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 3, 2020
Javier F. Bitar

/s/ Bryan K. Yamasawa	Chief Accounting Officer (Principal Accounting Officer)	March 3, 2020
Bryan K. Yamasawa

/s/ Kevin A. Shields	Executive Chairman and Chairman of the Board of Directors	March 3, 2020
Kevin A. Shields

/s/ Gregory M. Cazel	Independent Director	March 3, 2020
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Director	March 3, 2020
Ranjit M. Kripalani

/s/ Kathleen S. Briscoe	Independent Director	March 3, 2020
Kathleen S. Briscoe

/s/ J. Grayson Sanders	Independent Director	March 3, 2020
J. Grayson Sanders

/s/ Samuel Tang	Independent Director	March 3, 2020
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Capital Essential Asset REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Los Angeles, California
March 3, 2020

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$54,830	$48,478
Restricted cash	58,430	15,807
Real estate:
Land	458,339	350,470
Building and improvements	3,043,527	2,165,016
Tenant origination and absorption cost	744,773	530,181
Construction in progress	31,794	27,697
Total real estate	4,278,433	3,073,364
Less: accumulated depreciation and amortization	(668,104)	(538,412)
Total real estate, net	3,610,329	2,534,952
Investments in unconsolidated entities	11,028	30,565
Intangible assets, net	12,780	17,099
Deferred rent receivable	73,012	55,163
Deferred leasing costs, net	49,390	29,958
Goodwill	229,948	229,948
Due from affiliates	837	19,685
Right of use asset	41,347	—
Other assets	33,571	31,120
Total assets	$4,175,502	$3,012,775
LIABILITIES AND EQUITY
Debt, net	$1,969,104	$1,353,531
Restricted reserves	14,064	8,201
Interest rate swap liability	24,146	6,962
Redemptions payable	96,648	—
Distributions payable	15,530	12,248
Due to affiliates	10,883	42,406
Intangible liabilities, net	31,805	23,115
Lease liability	45,020	—
Accrued expenses and other liabilities	96,389	80,616
Total liabilities	2,303,589	1,527,079
Commitments and contingencies (Note 15)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	20,565	11,523
Noncontrolling interests subject to redemption; 554,110 and 531,161 units as of December 31, 2019 and December 31, 2018, respectively	4,831	4,887
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 227,853,720 and 174,278,341 shares outstanding in the aggregate as of December 31, 2019 and December 31, 2018, respectively (1)	228	174
Additional paid-in-capital	2,060,604	1,556,770
Cumulative distributions	(715,792)	(570,977)
Accumulated earnings	153,312	128,525
Accumulated other comprehensive loss	(21,875)	(2,409)
Total stockholders’ equity	1,476,477	1,112,083
Noncontrolling interests	245,040	232,203
Total equity	1,721,517	1,344,286
Total liabilities and equity	$4,175,502	$3,012,775
(1) See Note 10, Equity, for the number of shares outstanding of each class of common stock as of December 31, 2019.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Revenue:
Rental income	$387,108	$336,359	$346,490
Expenses:
Property operating expense	55,301	49,509	50,918
Property tax expense	37,035	44,662	44,980
Property management fees to non-affiliates	3,528	—	—
Asset management fees to affiliates	—	23,668	23,499
Property management fees to affiliates	—	9,479	9,782
Self administration transaction expense	—	1,331	—
General and administrative expenses	26,078	6,968	7,322
Corporate operating expenses to affiliates	2,745	3,594	2,652
Impairment provision	30,734	—	8,460
Depreciation and amortization	153,425	119,168	116,583
Total expenses	308,846	258,379	264,196
Income before other income and (expenses)	78,262	77,980	82,294
Other income (expenses):
Interest expense	(73,557)	(55,194)	(51,015)
Management fee revenue from affiliates	6,368	—	—
Other income, net	1,340	275	537
Loss from investment in unconsolidated entities	(5,307)	(2,254)	(2,065)
Gain from disposition of assets	29,938	1,231	116,382
Net income	37,044	22,038	146,133
Distributions to redeemable preferred shareholders	(8,188)	(3,275)	—
Net income attributable to noncontrolling interests	(3,749)	(789)	(5,120)
Net income attributable to controlling interest	25,107	17,974	141,013
Distributions to redeemable noncontrolling interests attributable to common stockholders	(320)	(356)	(356)
Net income attributable to common stockholders	$24,787	$17,618	$140,657
Net income attributable to common stockholders per share, basic and diluted	$0.11	$0.10	$0.80
Weighted average number of common shares outstanding, basic and diluted	222,116,812	169,492,659	175,611,890
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$37,044	$22,038	$146,133
Other comprehensive income (loss):
Equity in other comprehensive (loss) income of unconsolidated joint venture	(217)	122	465
Change in fair value of swap agreements	(22,303)	(5,301)	6,891
Total comprehensive income	14,524	16,859	153,489
Distributions to redeemable preferred shareholders	(8,188)	(3,275)	—
Distributions to redeemable noncontrolling interests attributable to common stockholders	(320)	(356)	(356)
Comprehensive income attributable to noncontrolling interests	(695)	(479)	(5,373)
Comprehensive income attributable to common stockholders	$5,321	$12,749	$147,760
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share data)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2016	184,494,771	$184	$1,561,508	$(333,829)	$(29,750)	$(4,642)	$1,193,470	$30,113	$1,223,584
Deferred equity compensation	13,625	—	173	—	—	—	173	—	173
Distributions to common stockholders	—	—	—	(71,156)	—	—	(71,156)	—	(71,156)
Issuance of shares for distribution reinvestment plan	5,021,811	5	49,536	(49,541)	—	—	—	—	—
Repurchase of common stock	(10,408,640)	(10)	(98,895)	—	—	—	(98,905)	—	(98,905)
Reduction of common stock subject to redemption	—	—	49,365	—	—	—	49,365	—	49,365
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,369)	(4,369)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Net income	—	—	—	—	140,657	—	140,657	5,120	145,777
Other comprehensive income	—	—	—	—	—	7,102	7,102	254	7,356
Balance December 31, 2017	179,121,568	$179	$1,561,686	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	8,035	—	38	—	—	—	38	—	38
Distributions to common stockholders	—	—	—	(75,613)	—	—	(75,613)	—	(75,613)
Issuance of shares for distribution reinvestment plan	4,262,336	4	40,834	(40,838)	—	—	—	—	—
Repurchase of common stock	(9,113,598)	(9)	(83,565)	—	—	—	(83,574)	—	(83,574)
Reduction of common stock subject to redemption	—	—	42,736	—	—	—	42,736	—	42,736
Redemptions in excess of distribution reinvestment plan	—	—	—	—	—	—	—	—	—
Issuance of limited partnership units	—	—	—	—	—	—	—	205,000	205,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,368)	(4,368)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs on preferred shares	—	—	(4,959)	—	—	—	(4,959)	—	(4,959)
Net income	—	—	—	—	17,618	—	17,618	789	18,407
Other comprehensive income	—	—	—	—	—	(4,869)	(4,869)	(310)	(5,179)
Balance December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Gross proceeds from issuance of common stock	973,490	—	9,383	—	—	—	9,383	—	9,383
Deferred equity compensation	260,039	—	2,623	—	—	—	2,623	—	2,623
Cash distributions to common stockholders	—	—	—	(89,836)	—	—	(89,836)	—	(89,836)
Issuance of shares for distribution reinvestment plan	4,298,420	4	41,056	(40,840)	—	—	220	—	220
Repurchase of common stock	(31,290,588)	(30)	(296,629)	—	—	—	(296,659)	—	(296,659)
Reclassification of common stock subject to redemption	—	—	(9,042)	—	—	—	(9,042)	—	(9,042)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	1,861	1,861
Issuance of stock dividends	1,279,084	2	12,189	(14,139)	—	—	(1,948)	—	(1,948)
Mergers	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,716)	(19,716)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(45)	(45)
Offering costs	—	—	(1,906)	—	—	—	(1,906)	—	(1,906)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	3	3
Net income	—	—	—	—	24,787	—	24,787	3,749	28,536
Other comprehensive loss	—	—	—	—	—	(19,466)	(19,466)	(3,054)	(22,520)
Balance December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating Activities:
Net income	$37,044	$22,038	$146,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	80,394	60,120	55,982
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	73,031	59,048	60,601
Amortization of (below) above market leases	(3,201)	(685)	1,689
Amortization of deferred financing costs and debt premium	5,562	3,071	2,444
Amortization of swap interest	126	126	—
Deferred rent	(19,519)	(8,571)	(11,372)
Deferred rent, ground lease	1,640	—	—
Termination fee revenue - receivable from tenant, net	(6,000)	(3,114)	(12,845)
Gain from sale of depreciable operating property	(29,940)	(1,231)	(116,382)
(Gain) loss on fair value of earn-out	(1,461)	—	—
Unrealized loss on interest rate swap	—	2	68
(Gain) loss from investment in unconsolidated entities	5,307	2,254	2,065
(Gain) loss from investments	307	—	—
Impairment provision	30,734	—	8,460
Performance distribution allocation (non-cash)	(2,604)	—	—
Stock-based compensation	2,623	38	173
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(7,775)	(13,503)	3,332
Restricted reserves	14	57	(175)
Accrued expenses and other liabilities	(9,505)	3,463	1,098
Due to affiliates, net	4,072	(2,254)	826
Net cash provided by operating activities	160,849	120,859	142,097
Investing Activities:
Cash acquired in connection with the Mergers, net of acquisition costs	25,320	—	—
Acquisition of properties, net	(38,775)	(182,250)	(134,130)
Proceeds from disposition of properties	139,446	11,442	394,502
Real estate acquisition deposits	(1,047)	(3,350)	(1,350)
Reserves for tenant improvements	1,039	(357)	—
Improvements to real estate	—	—	(760)
Payments for construction in progress	(46,346)	(24,398)	(11,293)
Investment in unconsolidated joint venture	—	(3,274)	—
Distributions of capital from investment in unconsolidated entities	14,603	7,691	7,599
Purchase of investments	(8,422)	—	—
Net cash provided by (used in) investing activities	85,818	(194,496)	254,568
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Financing Activities:
Proceeds from borrowings - BOA Loan	$—	$—	$375,000
Proceeds from borrowings - Term Loan	627,000	—	—
Proceeds from borrowings - Revolver Loan	315,854	—	—
Proceeds from borrowings - Revolver Loan - EA-1	—	96,100	54,000
Principal payoff of secured indebtedness - Revolver Loan	(104,439)	—	—
Principal payoff of secured indebtedness - Mortgage Debt	—	(18,954)	(41,493)
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	(715,000)	(106,253)	(441,256)
Partial principal payoff of TW Telecom loan	—	—	(324)
Principal amortization payments on secured indebtedness	(6,577)	(6,494)	(6,491)
Deferred financing costs	(5,737)	(24)	(3,329)
Offering costs	(2,384)	—	—
Issuance of perpetual convertible preferred shares	—	125,000	—
Repurchase of common stock	(200,013)	(83,574)	(98,906)
Repurchase of noncontrolling interest	(53)	—	—
Issuance of common stock, net of discounts and underwriting costs	8,826	—	—
Payment of offering costs - preferred shares	—	(4,959)	—
Dividends paid on preferred units subject to redemption	(8,188)	(1,228)	—
Distributions to noncontrolling interests	(16,865)	(4,737)	(4,737)
Distributions to common stockholders	(90,116)	(71,822)	(71,124)
Net cash used in financing activities	(197,692)	(76,945)	(238,660)
Net increase (decrease) in cash, cash equivalents and restricted cash	48,975	(150,582)	158,005
Cash, cash equivalents and restricted cash at the beginning of the period	64,285	214,867	56,862
Cash, cash equivalents and restricted cash at the end of the period	$113,260	$64,285	$214,867

Supplemental disclosure of cash flow information:
Cash paid for interest	$65,040	$50,736	$48,253
Supplemental disclosures of non-cash investing and financing transactions:
Goodwill -Self Administration Transaction	$—	$229,948	$—
Affiliates - receivables and other related party assets acquired in Self Administration Transaction	$—	$19,878	$—
Increase in distributions payable to common stockholders	$3,293	$3,792	$32
Increase in distributions payable to noncontrolling interests	$1,355	$—	$—
Common stock issued pursuant to the distribution reinvestment plan	$41,060	$40,838	$49,541
Increase in redemptions payable	$96,648	$—	$20,382
Issuance of stock dividends	$14,139	$—	$—
Limited partnership units issued in exchange for net assets acquired in Self Administration Transaction	$25,000	$205,000	$—
Due to affiliates- Self Administration Transaction	$—	$41,114	$—
Other liabilities assumed in Self Administration Transaction	$—	$7,951	$—
Decrease in fair value swap agreement	$(22,303)	$(5,427)	$(6,795)
Net assets acquired in Merger in exchange for common shares	$751,277	$—	$—
Implied EA-1 common stock and operating partnership units issued in exchange for net assets acquired in Merger	$751,277	$—	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$25,521	$—	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 subsequent to January 1, 2019	$16,919	$—	$—
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$—	$355	$356

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
On December 12, 2018, in connection with the Mergers, the board of directors (the “Board”) of the Company approved the temporary suspension of the distribution reinvestment plan (“DRP”) and share redemption program (“SRP”) (the board of directors of EA-1 also approved the temporary suspension of its distribution reinvestment plan and share redemption program on such date). During the quarter ended September 30, 2018, the Company reached the 5% annual limitation of the SRP for 2018 and, therefore, redemptions submitted for the fourth quarter of 2018 were not processed. The DRP was officially suspended as of December 30, 2018, and the SRP was officially suspended as of January 19, 2019. All December 2018 distributions were paid in cash only. On February 15, 2019, the Board determined it was in the best interests of the Company to

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

reinstate the DRP effective with the February distributions paid on or around March 1, 2019. On June 12, 2019, the Board approved, effective as of July 13, 2019, (i) the reinstatement of the SRP; and (ii) the inclusion of the Company’s Class E shares in the SRP, such that holders of the Company’s Class E shares may utilize the SRP and redeem their shares under the SRP subject to certain limitations and conditions as described in the SRP. Stockholders of EA-1 who were enrolled in EA-1’s distribution reinvestment plan were automatically enrolled in the Company’s DRP, unless such stockholder requested to not be enrolled in the Company’s DRP.
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its DRP. Pursuant to the Follow-On Offering, GCEAR offered to the public four new classes of shares of common stock: Class T shares, Class S shares, Class D shares, and Class I shares with net asset value (“NAV”) based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees. On August 16, 2018, the board of directors of GCEAR approved the temporary suspension of the primary portion of the Follow-On Offering, effective August 17, 2018. On June 12, 2019, the Board approved the reinstatement of the primary portion of the Follow-On Offering, effective June 18, 2019. Since September 20, 2017, the Company had issued 8,412,006 shares of common stock for aggregate gross proceeds of approximately $80.7 million in its offerings December 31, 2019. See Note 18, Subsequent Events, for the status of the Follow-on Offering, DRP and SRP.
The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of December 31, 2019, the Company owned approximately 87.7% of the OP Units of the Current Operating Partnership. As a result of the contribution of five properties to the Company and the Self Administration Transaction, the former sponsor and certain of its affiliates, including certain officers of the Company, owned approximately 10.6% of the OP Units of the Current Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of December 31, 2019. The remaining approximately 1.7% OP Units are owned by unaffiliated third parties. 6,000 OP Units of the Current Operating Partnership have been redeemed during the years ended December 31, 2019 and 2018. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.
Since November 9, 2009, the Company had issued 281,468,830 shares of common stock as of December 31, 2019. The Company has received aggregate gross offering proceeds of approximately $2.7 billion from the sale of shares in its various private offerings, public offerings, and DRP offerings (shares and gross offering proceeds include EA-1 amounts). The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015. There were 227,853,720 shares of common stock outstanding as of December 31, 2019, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and self-tender offer. As of December 31, 2019 and December 31, 2018, the Company had issued approximately $293.7 million and $252.8 million in shares pursuant to the DRP, respectively. As of December 31, 2019, 20.6 million subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2019 and 2018.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Principles of Consolidation
The Company's financial statements, and the financial statements of the Current Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.
Consolidation Considerations
Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interest at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. See Note 5, Investments, for more detail.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2019 and 2018.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2019.
Restricted Cash
In conjunction with acquisitions of certain assets, as required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, or credits received by the seller of certain assets, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. As of December 31, 2019, the Company had approximately $28.7 million restricted cash held at qualified intermediaries for the purpose of facilitating Section 1031 Exchanges.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Depreciation and Amortization
The purchase price of real estate acquired and costs related to development, construction, and property improvements are capitalized. Repairs and maintenance costs include all costs that do not extend the useful life of the real estate asset and are expensed as incurred. The Company considers the period of future benefit of an asset to determine the appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of estimated useful life or remaining contractual lease term
Tenant Origination and Absorption Cost	Remaining contractual lease term
In-place Lease Valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
If a lease is terminated or amended prior to its scheduled expiration, the Company will accelerate/extend the remaining useful life of the unamortized lease-related costs.
Assets Held for Sale
The Company accounts for properties held for sale in accordance with ASC 360, Property, Plant, and Equipment, ("ASC 360"), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and ASU No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment: Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). Under ASU No. 2014-08, a discontinued operation is (i) a component of an entity or group of components that has been disposed of by sale, that has been disposed of other than by sale, or that is classified as held for sale that represents a strategic shift that has or will have a major effect on an entity's operations and financial results or (ii) an acquired business or nonprofit activity that is classified as held for sale on the date of the acquisition.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

In accordance with ASC 205, a component of an entity or a group of components of an entity, or a business or nonprofit activity (the entity to be sold) shall be classified as held for sale in the period in which all of the required criteria are met.
In accordance with ASC 360, upon being classified as held for sale, a property is carried at the lower of (i) its carrying amount or (ii) fair value less costs to sell. In addition, a property being held for sale ceases to be depreciated.
Impairment of Real Estate and Related Intangible Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, the Company assess the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review real estate assets for recoverability, the Company considers current market conditions as well as the Company's intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage the Company's underlying business. If the Company analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company performs its annual assessment on October 1st. The Company did not record any impairment of goodwill during the year ended December 31, 2019.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes (excluding taxes paid by a lessee directly to a third party on behalf of the lessor) and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of the Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
In a situation in which a lease associated with a significant tenant has been, or is expected to be, terminated early, or extended, the Company evaluates the remaining useful life of amortizable assets in the asset group related to the lease that will be terminated (i.e., above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination or extension, the Company may write-off or accelerate the amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and amortization for the remaining lease related asset groups in the consolidated statements of operations.

Derivative Instruments and Hedging Activities

ASC 815, Derivatives and Hedging ("ASC 815") provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, ASC 815 requires qualitative disclosures regarding the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See Note 7, Interest Rate Contracts, for more detail.
Income Taxes
The Company has elected to be taxed as a REIT under the Code. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2019, the Company satisfied the REIT requirements and distributed all of its taxable income.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a TRS. In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non real estate-related business. The TRS will be subject to corporate federal and state income tax. On June 27, 2018, the Company converted the Griffin Capital JVMB (Fort Worth), LLC entity which holds the Heritage Common X (defined in Note 5, Investments) investment into a taxable subsidiary.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2019 and December 31, 2018, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
During the year ended December 31, 2019, the Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings per Share ("ASC 260-10"). ASC 260-10 requires the computations of basic and diluted earnings per share to be adjusted retroactively for all periods presented to reflect the change in capital structure if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per share computations for those and any prior period consolidated financial statements presented shall be based on the new number of shares.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Recoverable state tax expenses have been reclassified from general and administrative expenses to property operating expenses on the statement of operations for all periods presented.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board ("PCAOB").
Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. The Company consider the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not recently issued any other ASUs that the Company expect to be applicable and have a material impact on the Company's financial statements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Adoption of New Accounting Pronouncements
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
Upon adoption of ASC 842, the Company elected the practical expedient permitting lessors to elect by class of underlying asset to not separate nonlease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to the Company's operating leases and determined that they qualify for the non-separation practical expedient. As a result, the Company has accounted for and presented all rental income earned pursuant to operating leases, including property expense recovery, as a single line item, “Rental income,” in the consolidated statement of operations for the year ended December 31, 2018. Prior to the adoption of ASC 842, the Company presented rental income, property expense recovery and other income related to leases separately in the Company's consolidated statements of operations. For comparability, the Company adjusted the comparative consolidated statement of operations for the year ended December 31, 2018 and 2017 to conform to the 2019 financial statement presentation.
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
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
The table below provides a reconciliation of the prior period presentation of the statement of operations line items that were reclassified in the Company's consolidated statement of operations to conform to the current period presentation, pursuant to the adoption of the new lease accounting standard and election of the single component practical expedient (in thousands):

	Year Ended December 31,
	2018	2017
Presentation prior to January 1, 2019
Lease income	$247,442	$257,465
Lease termination income	15,671	14,604
Property expense recoveries	73,246	74,421
Rental income	$336,359	$346,490

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
As part of the Self Administration Transaction, the Current Operating Partnership issued 20.4 million OP Units with an estimated fair value per unit of $10.03. The terms of the Self Administration Transaction included two earn-outs structured with an estimated fair value obligation of approximately $29.4 million.
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
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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

Year Ended December 31,
2018
Revenue	$336,359
Net income	$61,362
Net income attributable to noncontrolling interests	$9,309
Net income attributable to common stockholders (1)	$48,423
Net income attributable to common stockholders per share, basic and diluted	$0.29

(1)
Amount is net of net income (loss) attributable to noncontrolling interests, distributions to redeemable noncontrolling interests attributable to common stockholders and distributions to preferred shareholders.

4.     Real Estate
As of December 31, 2019, the Company’s real estate portfolio consisted of 99 properties in 25 states consisting substantially of office, warehouse, and manufacturing facilities and one land parcel held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2019, 2018, and 2017 was $80.4 million, $60.1 million, and $56.0 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2019, 2018, and 2017 was $73.0 million, $59.0 million, and $60.6 million, respectively.
2019 Acquisitions
The purchase price and other acquisition items for the property acquired during the year ended December 31, 2019 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Approx. Square Feet	Acquisition Fees and Expenses (1)	Year of Lease Expiration
McKesson II	Scottsdale, AZ	McKesson Corporation	9/20/2019	$37,674	124,900	$1,059	2029

(1)	The former advisor received acquisition fees equal to 2.5%. In addition, the Company incurred third-party costs associated with the acquisition.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
December 31, 2019
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
The following is a breakdown of the Company's costs incurred during the the year ended December 31, 2019 related to the Mergers:

Amount
Advisory and valuation fees	$8,592
Legal, accounting and tax fees	1,384
Other fees	362
Total Merger-related fees	$10,338
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for acquisitions completed during the year ended December 31, 2019, the Company used a discount rate of 5.75% to 11.75%.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
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
The following summarizes the purchase price allocations of the properties acquired during the year ended December 31, 2019:

Acquisition	Land	Building	Improvements	Tenant origination and absorption costs	In-place lease valuation - above market	In-place lease valuation - (below) market	Land Leasehold Value (Above Market)	Total (1)	2019 Revenue (2)
Mergers	$135,875	$850,811	$62,928	$214,428	$3,627	$(12,476)	$—	$1,255,193	$66,004
McKesson II (3)	$—	$25,446	$4,681	$11,513	$239	$—	$(3,072)	$38,807	$958

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

(2)	The operating results of the properties acquired have been included in the Company's consolidated statement of operations since the acquisition date.

(3)
The Company recorded a ROU asset of $16.3 million and a corresponding liability to the Company's existing ground lease agreements as part of the acquisition (see Note 14, Operating Leases, for details).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles for the years ended December 31, 2019 and 2018.
The following summarizes a list of the Company's intangibles as of December 31, 2019 and 2018:

	December 31,
	2019	2018
In-place lease valuation (above market)	$44,012	$42,736
In-place lease valuation (above market) - accumulated amortization	(33,322)	(31,995)
In-place lease valuation (above market), net	10,690	10,741

Ground leasehold interest (below market)	2,254	2,255
Ground leasehold interest (below market) - accumulated amortization	(164)	(137)
Ground leasehold interest (below market), net	2,090	2,118
Intangibles - other	—	4,240
Intangible assets, net	$12,780	$17,099

In-place lease valuation (below market)	$(67,622)	$(55,147)
Land Leasehold interest (above market)	(3,073)	—
In-place lease valuation (below market) - accumulated amortization	38,890	32,032
Intangible liabilities, net	$(31,805)	$(23,115)

Tenant origination and absorption cost	$744,773	$530,181
Tenant origination and absorption cost - accumulated amortization	(354,379)	(296,201)
Tenant origination and absorption cost, net	$390,394	$233,980
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.36 years and 6.6 years as of December 31, 2019 and 2018, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2019	2018	2017
Above and below market leases, net	$(3,201)	$(685)	$1,689
Tenant origination and absorption cost	$69,502	$55,464	$59,046
Ground leasehold amortization (below market)	$(52)	$27	$27
Other leasing costs amortization	$3,581	$3,557	$1,527
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of December 31, 2019 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
2020	$(2,150)	$64,739	$(291)	$4,911
2021	$(2,066)	$57,151	$(290)	$5,668
2022	$(2,467)	$54,050	$(290)	$5,673
2023	$(2,415)	$49,246	$(290)	$5,571
2024	$(1,593)	$41,479	$(291)	$5,533

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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

	December 31,
	2019	2018
Cash reserves (1)	$48,129	$12,945
Restricted Lockbox	10,301	2,862
Total	$58,430	$15,807

(1)
Approximately $28.7 million is held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code, with the sale of 10 Commerce Center Parkway property.

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
10 Commerce Center Parkway
On October 14, 2019, the Company sold the FedEx Freight property located in West Jefferson, Ohio for total proceeds of $30.3 million, less closing costs and other closing credits. The property sold for an approximate amount equal to the carrying value.
2160 East Grand Avenue
On November 20, 2019, the Company sold the 2160 East Grand Avenue property located in El Segundo, California for total proceeds of $63.5 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $41.5 million. Upon the sale of the property, the Company recognized a gain of approximately $21.5 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Impairments
2200 Channahon Road & Houston Way I
During the year ended December 31, 2019, the Company recorded an impairment provision of approximately $30.7 million as it was determined that the carrying value of the real estate would not be recoverable on two properties. This impairment resulted from changes in projected cash flows the property was expected to generate. In determining the fair value of property, the Company considered Level 3 inputs. See Note 9, Fair Value Measurements, for details.

5.	Investments
Investment in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through an a SPE, wholly-owned by the Current Operating Partnership, formed a joint venture (the "Heritage Common X") for the construction and ownership of a four-story Class "A" office building with a net rentable area of approximately 200,000 square feet located in Fort Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property was completed in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA.
On July 17, 2019, the Heritage Common X Ltd. sold the Heritage Trace Parkway property located in Fort Worth, TX. The net cash to the Company from the sale was approximately $8.2 million after repayment of approximately $41.4 million of debt, along with closing costs, credits, and distributions to its joint venture partners in accordance with the provisions of the governing documents. Upon the sale, the Company recognized an equity in earnings of approximately $4.1 million, net of estimated taxes of $0.6 million. At the time of the sale, the Company had an ownership interest of approximately 45% in the joint venture. The remaining balance as of December 31, 2019 represents approximately $0.4 million of escrow holdback deposit.
Digital Realty Trust, Inc.
In September 2014, the Company, through an SPE wholly-owned by the Current Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately three years.
The joint venture used an interest rate swap to manage its interest rate risk associated with its variable rate debt, which expired in September 2019. The interest rate swap was designated as an interest rate hedge of its exposure to the volatility associated with interest rates. As a result of the hedge designation and in satisfying the requirement for cash flow hedge accounting, the joint venture recorded changes in the fair value in accumulated other comprehensive income. In conjunction with the investment in the joint venture discussed above, the Company recognized its 80% share, or approximately $0.2 million of other comprehensive loss for the year ended December 31, 2019.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Impairment
During the year ended December 31, 2019, the Company recognized an other-than-temporary impairment loss on its investments in the unconsolidated Digital Realty Trust, Inc. joint venture. The impairment loss is a result of revised market rental rate expectations and tenant rents. The impairment loss is included in "(Loss) gain from investment in unconsolidated entities" on the Company's consolidated statements of operations. In determining the fair value of property, the Company considered Level 3 inputs. See Note 9, Fair Value Measurements, for details.
As of December 31, 2019, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Common X		Total
Balance as of December 31, 2018	$27,291	$3,274		$30,565
Net (loss) income	(2,509)	4,128	(1)	1,619
Distributions	(7,055)	(6,958)		(14,013)
Other comprehensive loss	(217)	—		(217)
Impairment	(6,926)	—		(6,926)
Balance as of December 31, 2019	$10,584	$444		$11,028

(1)
Includes approximately $0.6 million in disposition and other fees owed to the Company's former advisor. In addition, approximately $1.2 million of third party fees and taxes were incurred as part of the outside basis of the investment

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

6.     Debt
As of December 31, 2019 and December 31, 2018, the Company’s debt consisted of the following:

	December 31,			Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
	2019	2018
HealthSpring Mortgage Loan	$20,723	$21,219		4.18%	April 2023	4.61%
Midland Mortgage Loan	100,249	102,262		3.94%	April 2023	4.10%
Emporia Partners Mortgage Loan	2,104	2,554		5.88%	September 2023	5.98%
Samsonite	21,154	22,085		6.08%	September 2023	5.14%
Highway 94 loan	15,610	16,497		3.75%	August 2024	4.73%
AIG Loan II	126,970	—		4.15%	November 2025	4.91%
BOA Loan	375,000	375,000		3.77%	October 2027	3.92%
BOA/KeyBank Loan	250,000	—		4.32%	May 2028	4.16%
AIG Loan	105,762	107,562		4.96%	February 2029	5.08%
Total Mortgage Debt	1,017,572	647,179
2023 Term Loan	200,000	—		LIBO Rate +1.40%	June 2023	3.28%
2024 Term Loan	400,000	—		LIBO Rate +1.40%	April 2024	3.27%
2026 Term Loan	150,000	—		LIBO Rate +1.75%	April 2026	3.59%
Revolving Credit Facility (4)	211,500	—		LIBO Rate +1.45%	June 2023(4)	3.35%
Term Loan	—	715,000	(3)	—	—	—
Total Debt	1,979,072	1,362,179
Unamortized Deferred Financing Costs and Discounts, net	(9,968)	(8,648)
Total Debt, net	$1,969,104	$1,353,531

(1)
Including the effect of one interest rate swap agreement with a total notional amount of $425.0 million, the weighted average interest rate as of December 31, 2019 was 3.72% for both the Company’s fixed-rate and variable-rate debt combined and 3.89% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of December 31, 2019 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)	Represents the Company's Term Loan (defined below), which was fully repaid on May 1, 2019. See discussion below.

(4)
The LIBO rate as of December 31, 2019 was 1.69%. The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Pursuant to the Second Amended and Restated Credit Agreement, the Company was provided with a revolving credit facility (the "Revolving Credit Facility") in an initial commitment amount of $750.0 million (the "Revolving Commitment"), a five-year term loan (the "2023 Term Loan") in an initial commitment amount of $200.0 million (the "2023 Term Commitment"), a five-year term loan (the "2024 Term Loan") in an initial commitment amount of $400.0 million (the "2024 Term Commitment"), and a seven-year term loan (the "2026 Term Loan") in an initial commitment amount of $150.0 million (the "2026 Term Commitment"), which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the KeyBank Borrower and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25.0 million, and increases of $25.0 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The KeyBank Borrower may also reduce the amount of the Revolving Commitment in increments of $50.0 million, provided that at no time will the Revolving Credit Facility be less than $150.0 million, and such a reduction will preclude the KeyBank Borrower's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
As of December 31, 2019, there was approximately $250.0 million outstanding pursuant to the BofA/KeyBank Loan.
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
As of December 31, 2019, there was approximately $127.0 million outstanding pursuant to the AIG Loan.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Current Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2019.
The following summarizes the future principal repayments of all loans as of December 31, 2019 per the loan terms discussed above:

As of December 31, 2019
2020	$6,882
2021	9,390
2022	9,826
2023	337,019
2024	439,302
Thereafter	1,176,653
Total principal	1,979,072
Unamortized debt premium/(discount)	(1,099)
Unamortized deferred loan costs	(8,869)
Total	$1,969,104
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at December 31, 2019 and 2018:

				Fair Value (1)		Current Notional Amount
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2019	2018	2019	2018
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(43)	$5,245	$425,000	$425,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,038)	(1,987)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(5,651)	(1,628)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(5,665)	(1,636)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(5,749)	(1,711)	100,000	100,000
Total				$(24,146)	$(1,717)	$850,000	$850,000

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2019, derivatives in a liability position are included in the line item "Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

(2)	Represents the notional amount of swaps as of the balance sheet date of December 31, 2019 and 2018.
The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2019	2018
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(19,944)	$(3,483)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(2,359)	$(1,818)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$73,557	$55,194
During the next twelve months subsequent to December 31, 2019, the Company estimates that an additional $2.8 million of income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision where if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2019 and 2018, the fair value of interest rate swaps in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately 24.1 million and 1.7 million, respectively. As of December 31, 2019 and December 31, 2018, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

8.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31,
	2019	2018
Real estate taxes payable	$13,385	$23,258
Prepaid tenant rent	20,510	15,204
Deferred compensation	9,209	—
Interest payable	12,264	9,310
Property operating expense payable	7,752	9,159
Accrued CIP	16,596	4,662
Other liabilities	16,673	19,023
Total	$96,389	$80,616
Deferred Compensation Plan
The Company maintains a voluntary, contributory, nonqualified deferred compensation plan which, for each year, permits key employees to defer a percentage of their compensation. The retirement benefit to be provided under the plan is a function of the participant's deferred compensation and earnings thereupon. The plan is designed to primarily fund the retirement benefit liability through maintenance of certain investments, including participant cash deferrals. The liability to the deferred compensation plan participants as of December 31, 2019 was $9.2 million and is included in "Accrued expenses and other liabilities" in the consolidated balance sheet. The Company has certain investments, including corporate-owned life insurance policies ("COLI"), which had a market value that offset the participant liabilities.

9.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2019 and 2018.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2019 and 2018:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2019
Interest Rate Swap Liability	$(24,146)	$—	$(24,146)	$—
Earn-out Liability (due to affiliates)	$(2,919)	$—	$—	$(2,919)
Corporate Owned Life Insurance Asset	$2,134	$—	$2,134	$—
Mutual Funds Asset	$6,983	$6,983	$—	$—
Deferred Compensation Liability	$(9,209)	$—	$(9,209)	$—

December 31, 2018
Interest Rate Swap Asset	$5,245	$—	$5,245	$—
Interest Rate Swap Liability	$(6,962)	$—	$(6,962)	$—
Earn-out Liability (due to affiliates)	$(29,380)	$—	$—	$(29,380)
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
The Company estimates the fair value of the Cash Earn-Out liability using a discounted cash flow. The estimate requires the Company to make various assumptions about future equity raised, capitalization rates and annual net operating income growth. The liability is considered a Level 3 input in the fair value hierarchy. During the year ended December 31, 2019, the Company recorded an adjustment of approximately $1.5 million as a reduction in the Company's liability. As of December 31, 2019, the fair value of the liability was estimated to be $2.9 million. As of December 31, 2019, no payments on the estimated liability have occurred.
Real Estate
For the year ended December 31, 2019, the Company determined that two of the Company's properties were impaired based upon discounted cash flow analyses where the most significant inputs were the market rental rates, terminal capitalization rate and discount rate. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties as of December 31, 2019.

	Range of Inputs or Inputs
	December 31, 2019
Unobservable Inputs	2200 Channahon Road	Houston Westway I
Market rent per square foot	$2.00 to $3.00	$15.00 to $17.00
Terminal capitalization rate	9.25%	7.75%
Discount rate	10.50%	9.00%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Investment in Unconsolidated Entities
For the year ended December 31, 2019, the Company determined that its investment in the Digital Realty Trust, Inc. joint venture was other-than-temporarily impaired. The estimation of value for the Digital Realty Trust, Inc. includes an analysis of the Company’s share of net assets, after consideration of the fair value of the Digital Realty Trust, Inc's. assets and liabilities, pursuant to the distribution provisions provided for in the operating agreement. The value of the underlying real estate asset was determined using discounted cash flow analyses where the most significant inputs were market rental rates, terminal capitalization rate and discount rate.
The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment on the Company's investment in unconsolidated entities as of December 31, 2019:

Range of Inputs or Inputs
Unobservable Inputs	December 31, 2019
Market rent per kilowatt-hour (kWh)	$80.00 to $90.00
Terminal capitalization rate	6.00%
Discount rate	6.75%

Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2019 and December 31, 2018 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 6, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2019 and December 31, 2018. The fair value of the five mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	December 31, 2019		December 31, 2018
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
Samsonite	$22,103	$21,154	$22,440	$22,085
Highway 94 loan	$15,101	$15,610	$15,601	$16,497
AIG Loan II	$122,258	$126,970	$—	$—
BOA/KeyBank Loan	$264,101	$250,000	$—	$—
AIG Loan	$101,663	$105,762	$108,032	$107,562

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2019 and December 31, 2018. See Note 6, Debt, for details.
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
As of December 31, 2019, there were 407,773 shares of Class T common stock, 1,790 shares of Class S common stock, 25,860 shares of Class D common stock, 1,607,399 shares of Class I common stock, 24,035,934 shares of Class A common

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

stock, 46,675,314 of Class AA common stock, 947,992 shares of Class AAA common stock, and 154,151,658 of Class E common stock outstanding.
Common Equity
As of December 31, 2019, the Company had received aggregate gross offering proceeds of approximately $2.7 billion from the sale of shares in the private offering, the public offerings, and the DRP offerings, as discussed in Note 1, Organization. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the Mergers) in April 2019 upon the consummation of the Mergers. As of December 31, 2019, there were 227,853,720 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
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
As of December 31, 2019 and December 31, 2018, the Company had issued approximately $293.7 million and $252.8 million in shares pursuant to the DRP, respectively. As of December 31, 2019, $20.6 million which was subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
There are several restrictions under the SRP. Stockholders generally have to hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter, subject to the further limitations as indicated in the August 8, 2019 amendments discussed above. See Note 18, Subsequent Events, for the status of the Follow-On Offering, DRP and SRP.
As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of December 31, 2019, the quarterly cap was approximately $117.2 million.
The following table summarizes share redemption (excluding the self-tender offer) activity during the years ended December 31, 2019 and 2018:

	December 31,
	2019	2018
Shares of common stock redeemed	20,933,322	8,695,600
Weighted average price per share	$9.44	$9.61
Since July 31, 2014 and through December 31, 2019, the Company had redeemed 24,230,565 shares (excluding the self-tender offer) of common stock for approximately $228.7 million at a weighted average price per share of $9.44 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company has honored all redemption requests. The Company has funded all redemptions using proceeds from the sale of shares pursuant to the DRP.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

104,603 RSUs to Mr. Bitar; 67,992 RSUs to Mr. Hirsch; 52,301 RSUs to Mr. Sohn; and 52,301 RSUs to Mr. Tausk. Each RSU represents a contingent right to receive one share of the Company’s Class E Common Stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements. The shares of Class E Common Stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The fair value of grants issued was approximately $9.7 million. Total vested RSUs shares as of December 31, 2019 were 252,353. Total forfeited shares during the year ended December 31, 2019 were 9,124.
Total compensation expense related to the RSUs for the year ended December 31, 2019 was approximately $2.4 million. As of December 31, 2019, there was $7.2 million of unrecognized compensation expense remaining over three years.
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
The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2019, 2018, and 2017 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Internal Revenue Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

		Year Ended December 31,
	2019		2018		2017
Ordinary income	$0.22	37%	$0.32	47%	$0.40	59%
Capital gain	0.08	13%	—	—%	0.18	26%
Return of capital	0.30	50%	0.36	53%	0.10	15%
Total distributions paid	$0.60	100%	$0.68	100%	$0.68	100%

11.	Noncontrolling Interests
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
As of December 31, 2019, noncontrolling interests were approximately 12.08% of total shares and 12.02% of weighted average shares outstanding (both measures assuming OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Current Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
The Current Operating Partnership issued 31.6 million OP Units, including stock distributions, to affiliated parties and unaffiliated third parties in exchange for certain properties and in connection with the Self Administration Transaction. The OP Units were issued to affiliates as part of the Self Administration Transaction have a mandatory hold period until December 2020

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

and have no voting rights until the units are converted to common shares. In addition, 0.2 million OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Current Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its OP Units in the respective transaction.
The limited partners of the Current Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Current Operating Partnership, the Company, to redeem their OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their OP Units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were 6,000 unit redemptions during the year ended year ended December 31, 2019 and none in 2018.
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2019 and 2018:

	December 31,
	2019		2018
Beginning balance	$232,203		$31,105
Contributions/issuance of noncontrolling interests	30,039	(1)	205,000	(1)
Issuance of stock dividend for noncontrolling interest	1,861		—
Distributions to noncontrolling interests	(19,716)		(4,368)
Allocated distributions to noncontrolling interests subject to redemption	(42)		(13)
Net Income	3,749		789
Other comprehensive income (loss)	(3,054)		(310)
Ending balance	$245,040		$232,203

(1)	The issuance of noncontrolling units was the result of the Self Administration Transaction and Mergers. See Note 3, Self Administration Transaction, and Note 4, Real Estate, respectively.
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
On August 8, 2018, EA-1 entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of EA-1 Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the "EA-1 Series A Preferred Shares") in two tranches, each comprising 5,000,000 EA-1 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), EA-1 issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125.0 million (the "First Issuance"). EA-1 paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to unaffiliated third parties. EA-1's former external advisor incurred transaction-related expenses of approximately $0.2 million, which was reimbursed by EA-1.
Upon consummation of the Mergers, the Company issued 5,000,000 Series A Preferred Shares to the Purchaser. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

"Second Issuance") at a later date (the "Second Issuance Date") for an additional purchase price of $125.0 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of the conditions in the Purchase Agreement, including, but not limited to, the execution of an Ownership Limit Exemption Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the closing date.
The Company's Series A Preferred Shares are not registered under the Securities Act and are not listed on a national securities exchange. The articles supplementary filed by the Company related to the Series A Preferred Shares set forth the key terms of such shares as follows:
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
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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

13.     Related Party Transactions
Summarized below are the related-party costs incurred by the Company for the years ended December 31, 2019, 2018 and 2017, respectively, and any related amounts payable and receivable as of December 31, 2019 and 2018:

	Incurred for the Year Ended December 31,			Payable as of December 31,
	2019	2018	2017	2019	2018
Expensed
Operating expenses	$—	$3,594	$2,652	$—	$74
Asset management fees	—	23,668	23,499	—	—
Property management fees	—	9,479	9,782	—	875
Disposition fees	641	177	1,950	—	—
Costs advanced by the advisor	3,771	546	587	1,164	341
Consulting fee - shared services	2,500	—	—	441	—
Capitalized
Acquisition fees (1)	942	5,331	3,791	—	—
Leasing commissions	2,540	2,289	1,752	—	—
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	—	2,919	29,380
Other Fees	20	—	—	—	11,734
Stockholder Servicing Fee	692	—	—	4,994	—
Other
Distributions	14,138	—	—	1,365	2
Total	$25,244	$45,084	$44,013	$10,883	$42,406
(1) Acquisition fees related to the acquisition of McKesson II during the year ended ended December 31, 2019 were capitalized as the acquisition did not meet the business combination criteria.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Year Ended December 31,			Receivable as of December 31,
	2019	2018	2017	2019	2018
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$658	$—	$—	$—	$7,951
Other fees	—	—	—	352	11,734
Due from Griffin Capital Company
Payroll/Expense Allocation	481	—	—	481	—
Reimbursable Expense Allocation	4	—	—	4	—
Due from Affiliates
Payroll/Expense Allocation	1,217	—	—	—	—
O&O Costs (including payroll allocated to O&O)	157	—	—	—	—
Other Fees (1)	6,375	—	—	—	—
Total	$8,892	$—	$—	$837	$19,685
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Conflicts of Interest
Affiliated Dealer Manager
Since Griffin Capital Securities, LLC, the Company's dealer manager, is an affiliate of the Company's former sponsor, the Company does not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. ("GAHR III"), and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund") both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager for various private offerings, which will result in competing demands for the Company's dealer manager's time and efforts relating to the distribution of the Company's shares and shares/interests of GAHR III, GAHR IV, GIA Real Estate Fund, GIA Credit Fund, and the private offerings.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
The Company recognized $291.4 million, $247.4 million and $257.5 million of lease income related to operating lease payments for the year ended December 31, 2019, 2018 and 2017, respectively.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2019. The Company's current leases have expirations ranging from 2020 to 2044.

As of December 31, 2019
2020	$288,579
2021	296,570
2022	298,582
2023	284,369
2024	248,114
Thereafter	1,089,718
Total	$2,505,932
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of December 31, 2019, the Company leased three parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102, December 2095, and September 2102 with no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately six years and no option to renew.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
On March 1, 2019, the Company entered into an office lease located in Chicago, Illinois. The Company recorded a ROU asset of $0.6 million and a corresponding liability to the Company's lease agreements (see Note 14, Operating Leases, for details). The discount rate used to determine the present value of these operating leases’ future payments was 3.94%.
On September 20, 2019, the Company acquired the McKesson II property, and assumed a ground lease from the seller. The Company recorded a ROU asset of $16.3 million and a corresponding liability to the Company's existing ground lease agreement.
The Company incurred operating lease costs, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations, of approximately $2.8 million, for the year ended December 31, 2019. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for the years ended December 31, 2019.

Lease Term and Discount Rate	December 31, 2019
Weighted-average remaining lease term in years.	80.9
Weighted-average discount rate (1)	4.98%
(1) Because the rate implicit in each of the Company's leases was not readily determinable, the Company used incremental borrowing rate. In determining the Company's incremental borrowing rate for each lease, the Company considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness, the impact of collateralization and the term of each of the Company's lease agreements.

Maturities of lease liabilities as of December 31, 2019 were as follows:

December 31, 2019
2020	$1,629
2021	1,632
2022	1,675
2023	1,741
2024	1,776
Thereafter	286,739
Total undiscounted lease payments	295,192
Less imputed interest	(250,172)
Total lease liabilities	$45,020
As the Company elected to apply the provisions of ASC 842 on a prospective basis, the following comparative period disclosure is being presented in accordance with ASC 840. The future minimum commitments under the Company's ground leases as of December 31, 2018 were as follows:

December 31, 2018
2019	$1,032
2020	1,032
2021	1,032
2022	1,072
2023	1,422
Thereafter	199,024
Total	$204,614

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
16.     Declaration of Distributions
During the quarter ended December 31, 2019, the Company paid cash distributions in the amount of $0.001506849 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock and stock distributions in the amount of $0.000273973 worth of shares per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of business on each day during the period from October 1, 2019 through December 31, 2019. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.
On December 18, 2019, the Board declared cash distributions in the amount of $0.001502732 per day, subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of business on each day during the period from January 1, 2020 through March 31, 2020.
The Board also declared a stock distribution at a monthly rate of $0.008333333 worth of shares per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, $0.001 par value per share, (equivalent to a $0.10 per share annualized stock distribution), for stockholders of record at the close of business on February 3, 2020, March 2, 2020, and April 1, 2020. The Company will pay such stock distributions to each stockholder of record at such time after each record date as determined by the Company's Chief Executive Officer.
17.     Selected Quarterly Financial Data (Unaudited)
Presented below is a summary of the unaudited quarterly financial information for the years ended December 31, 2019, and 2018:

	2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue	$76,485	$103,356	$97,435	$109,832
Income before other income and (expenses)	$16,579	$37,634	$22,158	$1,891
Net income (loss)	$8,656	$18,215	$12,216	$(2,043)	(1)
Net income (loss) attributable to common stockholders	$5,333	$14,208	$8,939	$(3,693)	(1)
Net income (loss) attributable to common stockholders per share	$0.03	$0.06	$0.04	$(0.02)	(1)
	2018
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Total revenue (2)	$80,399	$85,991	$85,041	$84,927
Income before other income and (expenses)	$20,442	$20,808	$19,012	$17,716
Net income	$6,641	$7,799	$4,329	$3,267
Net income attributable to common stockholders	$6,319	$7,431	$2,854	$1,012
Net income attributable to common stockholders per share	$0.04	$0.04	$0.02	$0.01

(1)	Primarily the result of impairment charges on the Company's real estate and investment in unconsolidated entities. See Note 4 & 5, Real Estate and Investments, respectively for additional detail.

(2)	Amounts were reclassified to conform to the current period presentation. See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for additional detail.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2019
(Dollars in thousands unless otherwise noted and excluding per share amounts)

18.     Subsequent Events
Offering Status
As of February 27, 2020, the Company has issued 2,400,777 shares of the Company's common stock, pursuant to the primary portion of the Follow-On Offering for approximately $23.1 million (includes historical amounts sold by GCEAR prior to the Mergers).
As of February 27, 2020 , the Company had issued 31,171,505 shares of the Company’s common stock pursuant to the DRP offerings for approximately $302.0 million (includes historical amounts sold by EA-1 prior to the Mergers).
In connection with a potential strategic transaction, on February 26, 2020, the Company’s Board approved the temporary suspension of (i) the primary portion of the Company’s Follow-On Offering, effective February 27, 2020; (ii) the Company’s SRP, effective March 28, 2020; and (iii) the Company’s DRP, effective March 8, 2020. For the first quarter of 2020 only, those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation will be honored in accordance with the terms of the SRP, and the SRP shall be officially suspended as of March 28, 2020. The DRP shall be officially suspended as of March 8, 2020. All subsequent distributions, other than the stock distribution declared by the Board on December 18, 2019, to be paid on April 1, 2020, will be paid in cash. The SRP and DRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP and DRP. The Board reserves the right to recommence the Follow-On Offering, if appropriate and at the appropriate time.
Acquisition of the Pepsi Bottling Ventures Property
On February 5, 2020, the Company, through the Current Operating Partnership, acquired a 526,320 square-foot industrial property, fully occupied by Pepsi Bottling Ventures and located at 390 Business Park Drive, Winston-Salem, North Carolina. The purchase price for the property was approximately $34.9 million, as part of a 1031 exchange associated with the recent sale of a property located in West Jefferson, Ohio.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (2)		Total Adjustment to Basis	Gross Carrying Amount at December 31, 2019						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Plainfield	Office	IL	$—		$3,709	$22,209	$7,344	$3,709	$29,553	$33,262	$14,206	N/A	6/18/2009	5-40 years
Renfro	Industrial	SC	12,816		1,400	18,182	2,012	1,400	20,194	21,594	8,757	N/A	6/18/2009	5-40 years
Emporia Partners	Industrial	KS	2,104		274	7,567	—	274	7,567	7,841	3,025	N/A	8/27/2010	5-40 years
AT&T	Office	WA	24,683		6,770	32,420	718	6,770	33,138	39,908	10,234	N/A	1/31/2012	5-40 years
Westinghouse	Office	PA	20,885		2,650	26,745	—	2,650	26,745	29,395	8,430	N/A	3/22/2012	5-40 years
TransDigm	Industrial	NJ	4,367		3,773	9,030	411	3,773	9,441	13,214	2,839	N/A	5/31/2012	5-40 years
Atrium II	Office	CO	9,019		2,600	13,500	8,087	2,600	21,587	24,187	6,393	N/A	6/29/2012	5-40 years
Zeller Plastik	Industrial	IL	8,543		2,674	13,229	651	2,674	13,880	16,554	3,710	N/A	11/8/2012	5-40 years
Northrop Grumman	Office	OH	10,324		1,300	16,188	39	1,300	16,227	17,527	6,542	N/A	11/13/2012	5-40 years
Health Net	Office	CA	12,815		4,182	18,072	324	4,182	18,396	22,578	7,730	N/A	12/18/2012	5-40 years
Comcast	Office	CO	14,105	(4)	3,146	22,826	1,593	3,146	24,419	27,565	9,578	N/A	1/11/2013	5-40 years
500 Rivertech	Office	WA	—		3,000	9,000	6,982	3,000	15,982	18,982	4,920	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	28,735		2,800	47,752	829	2,800	48,581	51,381	11,624	N/A	5/1/2013	5-40 years
UTC	Office	NC	22,712		1,330	37,858	—	1,330	37,858	39,188	9,973	N/A	5/3/2013	5-40 years
Avnet	Industrial	AZ	18,984		1,860	31,481	47	1,860	31,528	33,388	7,341	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	39,000	(4)	8,600	48,102	133	8,600	48,235	56,835	12,717	N/A	6/20/2013	5-40 years
Nokia	Office	IL	—		7,697	21,843	—	7,697	21,843	29,540	4,894	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	25,007		5,300	36,768	5,681	5,300	42,449	47,749	16,429	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—		3,672	23,230	—	3,672	23,230	26,902	5,090	N/A	10/29/2013	5-40 years
2500 Windy Ridge	Office	GA	—		5,000	50,227	17,824	5,000	68,051	73,051	14,882	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—		5,050	51,396	148	5,050	51,544	56,594	10,959	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—		4,241	23,414	5,445	4,241	28,859	33,100	9,008	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—		1,177	22,323	—	1,177	22,323	23,500	5,188	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—		850	8,892	175	850	9,067	9,917	2,808	N/A	11/5/2013	5-40 years

					Initial Cost to Company (2)		Total Adjustment to Basis	Gross Carrying Amount at December 31, 2019						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
JPMorgan Chase	Office	OH	—		5,500	39,000	586	5,500	39,586	45,086	9,696	N/A	11/5/2013	5-40 years
Sterling Commerce Center	Office	OH	—		4,750	32,769	4,307	4,750	37,076	41,826	12,021	N/A	11/5/2013	5-40 years
Aetna.	Office	TX	36,199	(4)	3,000	12,330	624	3,000	12,954	15,954	4,518	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—		1,950	46,922	357	1,950	47,279	49,229	13,580	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—		875	11,375	2,449	875	13,824	14,699	3,593	N/A	11/5/2013	5-40 years
Parkland Center	Office	WI	—		3,100	26,348	10,825	3,100	37,173	40,273	16,544	N/A	11/5/2013	5-40 years
1200 Morris	Office	PA	—		2,925	18,935	2,278	2,925	21,213	24,138	7,724	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—		2,920	23,510	6,764	2,920	30,274	33,194	7,431	N/A	11/5/2013	5-40 years
Intermec (Northpointe Corporate Center II)	Office	WA	—		1,109	6,066	4,576	1,109	10,642	11,751	3,221	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	39,650	(4)	2,292	16,930	2,324	2,292	19,254	21,546	4,829	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—		2,750	17,106	816	2,750	17,922	20,672	5,366	N/A	12/27/2013	5-40 years
2200 Channahon Road	Industrial	IL	—		6,000	46,511	(15,695)	3,537	33,279	36,816	14,276	N/A	1/7/2014	5-40 years
Digital Globe	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	19,091	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—		—	16,515	82	—	16,597	16,597	4,607	N/A	1/16/2014	5-40 years
			—		—	—	—	—	—	—
Wyndham Worldwide	Office	NJ	—		6,200	91,153	1,171	6,200	92,324	98,524	16,350	N/A	4/23/2014	5-40 years
ACE Hardware Corporation HQ	Office	IL	22,750	(4)	6,900	33,945	—	6,900	33,945	40,845	7,392	N/A	4/24/2014	5-40 years
Equifax	Office	MO	—		1,850	12,709	194	1,850	12,903	14,753	3,913	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—		15,000	45,893	375	15,000	46,268	61,268	18,300	N/A	5/22/2014	5-40 years
Circle Star	Office	CA	—		22,789	68,950	4,231	22,789	73,181	95,970	22,758	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—		2,230	31,062	—	2,230	31,062	33,292	7,152	N/A	6/19/2014	5-40 years
Parallon	Office	FL	7,120		1,000	16,772	—	1,000	16,772	17,772	3,828	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	—		10,554	35,817	1,474	10,554	37,291	47,845	9,166	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	70	2,200	12,825	15,025	3,288	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,777	18,489	—	4,777	18,489	23,266	2,380	N/A	11/7/2014	5-40 years
Wells Fargo.	Office	NC	26,975	(4)	2,150	40,806	46	2,150	40,852	43,002	8,128	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—		4,400	61,681	—	4,400	61,681	66,081	14,077	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—		3,209	75,937	—	3,209	75,937	79,146	13,333	N/A	4/1/2015	5-40 years
2275 Cabot Drive	Office	IL	—		2,788	16,200	53	2,788	16,253	19,041	6,276	N/A	6/10/2015	5-40 years
			—		—	—	—	—	—	—

					Initial Cost to Company (2)		Total Adjustment to Basis	Gross Carrying Amount at December 31, 2019						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Franklin Center	Office	MD	—		6,989	46,875	1,386	6,989	48,261	55,250	8,403	N/A	6/10/2015	5-40 years
4650 Lakehurst Court	Office	OH	—		2,943	22,651	808	2,943	23,459	26,402	6,781	N/A	6/10/2015	5-40 years
Miramar	Office	FL	—		4,488	19,979	2,221	4,488	22,200	26,688	4,268	N/A	6/10/2015	5-40 years
Royal Ridge V	Office	TX	21,385	(4)	1,842	22,052	3,622	1,842	25,674	27,516	4,373	N/A	6/10/2015	5-40 years
Duke Bridges	Office	TX	27,475	(4)	8,239	51,395	7,458	8,239	58,853	67,092	9,221	N/A	6/10/2015	5-40 years
Houston Westway II	Office	TX	—		3,961	78,668	507	3,961	79,175	83,136	17,452	N/A	6/10/2015	5-40 years
Houston Westway I	Office	TX	—		6,540	30,703	(15,039)	3,382	18,822	22,204	6,104	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	69,461	(4)	8,382	96,718	679	8,382	97,397	105,779	25,393	N/A	6/10/2015	5-40 years
South Lake at Dulles	Office	VA	—		9,666	74,098	2,814	9,666	76,912	86,578	15,410	N/A	6/10/2015	5-40 years
Four Parkway	Office	IL	—		4,339	37,298	2,692	4,339	39,990	44,329	10,514	N/A	6/10/2015	5-40 years
Highway 94	Industrial	MO	15,610		5,637	25,280	—	5,637	25,280	30,917	5,080	N/A	11/6/2015	5-40 years
Heritage III	Office	TX	—		1,955	15,540	1,362	1,955	16,902	18,857	3,395	N/A	12/11/2015	5-40 years
Heritage IV	Office	TX	—		2,330	26,376	—	2,330	26,376	28,706	5,328	N/A	12/11/2015	5-40 years
Samsonite	Industrial	FL	21,154		5,040	42,490	—	5,040	42,490	47,530	6,183	N/A	12/11/2015	5-40 years
Restoration Hardware	Industrial	CA	78,000	(4)	15,463	36,613	37,693	15,463	74,306	89,769	14,996	N/A	1/14/2016	5-40 years
HealthSpring	Office	TN	20,723		8,126	31,447	—	8,126	31,447	39,573	5,478	N/A	4/27/2016	5-40 years
LPL	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	5,283	N/A	11/30/2017	5-40 years
LPL	Office	SC	—		1,274	41,509	—	1,274	41,509	42,783	2,541	N/A	11/30/2017	5-40 years
Quaker	Industrial	FL	—		5,433	55,341	—	5,433	55,341	60,774	3,060	N/A	3/13/2018	5-40 years
McKesson	Office	AZ	—		312	69,760	—	312	69,760	70,072	6,252	N/A	4/10/2018	5-40 years
Shaw Industries	Industrial	GA	—		5,465	57,116	—	5,465	57,116	62,581	2,957	N/A	5/3/2018	5-40 years
GEAR Entities	Land	WA	—		1,584	—	—	1,584	—	1,584	—	N/A	3/17/2016	5-40 years
Owens Corning	Industrial	NC	3,300		867	4,418	555	867	4,973	5,840	200	N/A	5/1/2019	5-40 years
Westgate II	Office	TX	34,200		7,716	48,422	870	7,716	49,292	57,008	2,023	N/A	5/1/2019	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	6,070		1,246	9,626	498	1,246	10,124	11,370	390	N/A	5/1/2019	5-40 years
American Express Center	Office	AZ	54,900		10,595	82,098	3,109	10,595	85,207	95,802	3,962	0	5/1/2019	5-40 years
MGM Corporate Center	Office	NV	18,180		4,546	25,825	1,076	4,546	26,901	31,447	1,123	0	5/1/2019	5-40 years
American Showa	Industrial	OH	10,320		1,214	16,538	2,427	1,214	18,965	20,179	637	N/A	5/1/2019	5-40 years

					Initial Cost to Company (2)		Total Adjustment to Basis	Gross Carrying Amount at December 31, 2019						Life on which depreciation in latest income statement is computed
Property	Property Type	ST	Encumbrances (1)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Huntington Ingalls	Industrial	VA	—		6,213	29,219	2,651	6,213	31,870	38,083	1,087	0	5/1/2019	5-40 years
Wyndham	Office	NJ	—		9,677	71,316	1,742	9,677	73,058	82,735	2,276	N/A	5/1/2019	5-40 years
Exel	Industrial	OH	—		978	14,137	2,568	978	16,705	17,683	778	N/A	5/1/2019	5-40 years
Morpho Detection	Office	MA	—		2,006	10,270	484	2,006	10,754	12,760	406	N/A	5/1/2019	5-40 years
			—		—	—	—	—	—	—
Aetna	Office	AZ	—		2,332	18,486	1,598	2,332	20,084	22,416	803	N/A	5/1/2019	5-40 years
Bank of America I	Office	CA	—		5,737	22,479	1,318	5,737	23,797	29,534	1,332	N/A	5/1/2019	5-40 years
Bank of America II	Office	CA	—		5,735	15,461	2,217	5,735	17,678	23,413	2,498	N/A	5/1/2019	5-40 years
Atlas Copco	Office	MI	—		1,156	18,297	1,505	1,156	19,802	20,958	693	N/A	5/1/2019	5-40 years
Toshiba TEC	Office	NC	—		1,916	36,374	2,423	1,916	38,797	40,713	1,301	N/A	5/1/2019	5-40 years
NETGEAR	Office	CA	—		22,600	28,859	1,700	22,600	30,559	53,159	1,521	N/A	5/1/2019	5-40 years
Nike	Office	OR	—		8,186	41,184	2,164	8,186	43,348	51,534	3,132	0	5/1/2019	5-40 years
Zebra Technologies	Office	IL	—		5,927	58,688	1,234	5,927	59,922	65,849	2,472	N/A	5/1/2019	5-40 years
WABCO	Industrial	SC	—		1,226	13,902	779	1,226	14,681	15,907	345	N/A	5/1/2019	5-40 years
IGT	Office	NV	45,300	(4)	5,673	67,610	2,021	5,673	69,631	75,304	1,804	0	5/1/2019	5-40 years
3M	Industrial	IL	43,600	(4)	5,802	75,758	6,391	5,802	82,149	87,951	1,759	N/A	5/1/2019	5-40 years
Amazon	Industrial	OH	61,500	(4)	4,773	95,475	11,546	4,773	107,021	111,794	2,725	N/A	5/1/2019	5-40 years
Zoetis	Office	NJ	—		3,718	44,082	735	3,718	44,817	48,535	1,310	N/A	5/1/2019	5-40 years
Southern Company	Office	AL	99,600	(4)	7,794	157,724	1,457	7,794	159,181	166,975	3,051	N/A	5/1/2019	38 years
Allstate	Office	CO	—		3,109	13,096	553	3,109	13,649	16,758	487	N/A	5/1/2019	5-40 years
MISO	Office	IN	—		3,725	25,848	971	3,725	26,819	30,544	831	N/A	5/1/2019	5-40 years
McKesson II	Office	AZ	—		—	36,959	4,681	—	41,640	41,640	561	N/A	9/20/2019	5-40 years
Others			—		—	—	95	—	95	95	10
Total all properties (3)			$1,017,571		$463,960	$3,622,552	$191,921	$458,339	$3,820,094	$4,278,433	$668,104

(1)
Amount does not include the net loan valuation discount of $1.1 million related to the debt assumed in the Highway 94, Samsonite and HealthSpring, Owens Corning, Westgate II, AOPC, IPC/TRWC (AMEX), MGM, American Showa and BAML properties.

(2)	Building and improvements include tenant origination, absorption costs and construction in progress.

(3)	As of December 31, 2019, the aggregate cost of real estate the Company and consolidated subsidiaries own for federal income tax purposes was approximately $4.2 billion (unaudited).

(4)	The Bank of America Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.

	Activity for the Year Ended December 31,
	2019	2018	2017
Real estate facilities
Balance at beginning of year	$3,073,364	$2,869,328	$3,024,389
Acquisitions	1,305,998	193,430	133,747
Improvements	47,566	6,264	12,479
Construction-in-progress	3,874	20,619	1,752
Other adjustments	—	—	(2,785)
Impairment Write Down	(30,734)	—	(2,352)
Sale of real estate assets	(121,635)	(16,277)	(297,902)
Balance at end of year	$4,278,433	$3,073,364	$2,869,328

Accumulated depreciation
Balance at beginning of year	$538,412	$426,752	$338,552
Depreciation and amortization expense	153,425	119,168	116,583
Less: Non-real estate assets depreciation expense	(7,769)	(3,584)	(1,554)
Less: Sale of real estate assets depreciation expense	(15,964)	(3,924)	(26,829)
Balance at end of year	$668,104	$538,412	$426,752
Real estate facilities, net	$3,610,329	$2,534,952	$2,442,576