Form 10-Q
period 2020-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2020-05-12
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

As of May 8, 2020 there were 554,112 shares of Class T common stock, 1,802 shares of Class S common stock, 40,585 shares of Class D common stock, 1,890,912 shares of Class I common stock, 24,245,556 shares of Class A common stock, 47,108,812 shares of Class AA common stock, 915,611 shares of Class AAA common stock, and 155,120,500 shares of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Form 10-Q of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Such forward-looking statements may discuss, among other things, our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, epidemics and pandemics, including the outbreak of novel coronavirus (COVID-19), military actions, and terrorist attacks. The occurrence or severity of any such event or circumstance is difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations and provide distributions to stockholders, our ability to find suitable investment properties, and our ability to be in compliance with certain debt covenants, may be significantly hindered. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “anticipate,” “estimate,” “believe,” “continue,” or other similar words. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the Securities and Exchange Commission (the "SEC"). We cannot guarantee the accuracy of any such forward-looking statements contained in this Form 10-Q, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise, except as required by applicable securities laws and regulations.
See the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$50,829	$54,830
Restricted cash	44,764	58,430
Real estate:
Land	461,745	458,339
Building and improvements	3,081,397	3,043,527
Tenant origination and absorption cost	749,743	744,773
Construction in progress	33,455	31,794
Total real estate	4,326,340	4,278,433
Less: accumulated depreciation and amortization	(708,369)	(668,104)
Total real estate, net	3,617,971	3,610,329
Investments in unconsolidated entities	8,250	11,028
Intangible assets, net	12,085	12,780
Deferred rent receivable	76,773	73,012
Deferred leasing costs, net	49,379	49,390
Goodwill	229,948	229,948
Due from affiliates	635	837
Right of use asset	40,991	41,347
Other assets	34,304	33,571
Total assets	$4,165,929	$4,175,502
LIABILITIES AND EQUITY
Debt, net	$2,076,817	$1,969,104
Restricted reserves	13,805	14,064
Interest rate swap liability	55,004	24,146
Redemptions payable	5,238	96,648
Distributions payable	15,130	15,530
Due to affiliates	7,471	10,883
Intangible liabilities, net	30,987	31,805
Lease liability	45,174	45,020
Accrued expenses and other liabilities	98,688	96,389
Total liabilities	2,348,314	2,303,589
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	105,745	20,565
Noncontrolling interests subject to redemption; 555,602 and 554,110 units as of March 31, 2020 and December 31, 2019 respectively.	4,831	4,831
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 229,671,555 and 227,853,720 shares outstanding in the aggregate as of March 31, 2020 and December 31, 2019(1), respectively	230	228
Additional paid-in capital	1,992,717	2,060,604
Cumulative distributions	(753,129)	(715,792)
Accumulated earnings	154,049	153,312
Accumulated other comprehensive loss	(48,993)	(21,875)
Total stockholders’ equity	1,344,874	1,476,477
Noncontrolling interests	237,165	245,040
Total equity	1,582,039	1,721,517
Total liabilities and equity	$4,165,929	$4,175,502
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of March 31, 2020.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenue:
Rental income	$95,728	$76,485
Expenses:
Property operating expense	14,971	11,516
Property tax expense	9,548	7,890
Property management fees to non-affiliates	909	916
General and administrative expenses	7,665	4,533
Corporate operating expenses to affiliates	625	274
Depreciation and amortization	41,148	34,777
Total expenses	74,866	59,906
Income before other income and (expenses)	20,862	16,579
Other income (expenses):
Interest expense	(19,961)	(13,807)
Other income, net	2,700	1,791
Loss from investment in unconsolidated entities	(627)	(648)
Management fee revenue from affiliates	—	4,741
Net income	2,974	8,656
Distributions to redeemable preferred shareholders	(2,047)	(2,047)
Net income attributable to noncontrolling interests	(111)	(1,197)
Net income attributable to controlling interest	816	5,412
Distributions to redeemable noncontrolling interests attributable to common stockholders	(79)	(79)
Net income attributable to common stockholders	$737	$5,333
Net income attributable to common stockholders per share, basic and diluted	$—	$0.03
Weighted average number of common shares outstanding, basic and diluted	229,810,621	168,505,898
Cash distributions declared per common share	$0.14	$0.17
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Net income	$2,974	$8,656
Other comprehensive income (loss):
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(89)
Change in fair value of swap agreements	(30,826)	(8,048)
Total comprehensive (loss) income	(27,852)	519
Distributions to redeemable preferred shareholders	(2,047)	(2,047)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(79)	(79)
Comprehensive loss attributable to noncontrolling interests	3,596	211
Comprehensive loss attributable to common stockholders	$(26,382)	$(1,396)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Deferred equity compensation	7,336	—	75	—	—	—	75	—	75
Cash distributions to common stockholders	—	—	—	(21,803)	—	—	(21,803)	—	(21,803)
Issuance of shares for distribution reinvestment plan	695,872	1	6,672	(6,673)	—	—	—	—	—
Reclassification of common stock subject to redemption	—	—	(6,673)	—	—	—	(6,673)	—	(6,673)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,585)	(4,585)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	5,333	—	5,333	1,197	6,530
Other comprehensive loss	—	—	—	—	—	(6,729)	(6,729)	(1,408)	(8,137)
Balance as of March 31, 2019	174,981,549	$175	$1,556,835	$(599,453)	$133,858	$(9,138)	$1,082,277	$227,394	$1,309,671

Balance as of December 31, 2019	227,853,720	228	2,060,604	(715,792)	153,312	(21,875)	1,476,477	245,040	1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	17,836	—	984	—	—	—	984	—	984
Cash distributions to common stockholders	—	—	—	(23,627)	—	—	(23,627)	—	(23,627)
Issuance of shares for distribution reinvestment plan	1,297,656	1	12,116	(7,962)	—	—	4,155	—	4,155
Repurchase of common stock	(548,312)	—	(5,110)	—	—	—	(5,110)	—	(5,110)
Reclass of common stock subject to redemption	—	—	(85,180)	—	—	—	(85,180)	—	(85,180)
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	802	802
Issuance of stock dividends	617,327	1	5,766	(5,748)	—	—	19	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,069)	(5,069)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(604)	—	—	—	(604)	—	(604)
Net income	—	—	—	—	737	—	737	111	848
Other comprehensive loss	—	—	—	—	—	(27,118)	(27,118)	(3,708)	(30,826)
Balance as of March 31, 2020	229,671,555	$230	$1,992,717	$(753,129)	$154,049	$(48,993)	$1,344,874	$237,165	$1,582,039
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2020	2019
Operating Activities:
Net income	$2,974	$8,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	22,673	14,766
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	18,475	20,376
Amortization of below market leases, net	(763)	(915)
Amortization of deferred financing costs and debt premium	632	733
Amortization of swap interest	32	39
Deferred rent	(3,761)	(1,954)
Deferred rent, ground lease	510	—
Gain on fair value of earn-out	(2,581)	—
Loss from investment in unconsolidated entities	627	648
Loss from investments	136	293
Stock-based compensation	984	75
Performance distribution allocation (non-cash)	—	(1,920)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(4,010)	(1,533)
Restricted reserves	190	181
Accrued expenses and other liabilities	4,364	(3,106)
Due to affiliates, net	(928)	4,717
Net cash provided by operating activities	39,554	41,056
Investing Activities:
Acquisition of properties, net	(16,584)	—
Real estate acquisition deposits	1,047	500
Reserves for tenant improvements	(330)	—
Payments for construction in progress	(12,587)	(7,821)
Distributions of capital from investment in unconsolidated entities	2,151	1,779
Improvements to real estate	—	(47)
Purchase of investments	(810)	—
Net cash used in investing activities	(27,113)	(5,589)
Financing Activities:
Proceeds from borrowings - KeyBank Loans	90,000	—
Principal amortization payments on secured indebtedness	(1,722)	(1,619)
Offering costs	(303)	—
Repurchase of common stock	(96,520)	—
Issuance of common stock, net of discounts and underwriting costs	4,699	—
Payment of offering costs - preferred shares	—	(9)
Distributions to noncontrolling interests	(4,362)	(3,469)
Distributions to preferred units subject to redemption	(2,047)	(2,047)
Distributions to common stockholders	(19,853)	(25,280)
Net cash used in financing activities	(30,108)	(32,424)

	Three Months Ended March 31,
	2020	2019
Net (decrease) increase in cash, cash equivalents and restricted cash	$(17,667)	$3,043
Cash, cash equivalents and restricted cash at the beginning of the period	113,260	64,285
Cash, cash equivalents and restricted cash at the end of the period	$95,593	$67,328
Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease in fair value swap agreement	$(30,826)	$(8,079)
Distributions payable to common stockholders	$12,692	$6,322
Distributions payable to noncontrolling interests	$1,753	$1,609
Common stock issued pursuant to the distribution reinvestment plan	$12,117	$6,673
Common stock redemptions funded subsequent to period-end	$5,238	$—
Issuance of stock dividends	$5,747	$—
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $109	$18,884	$—
Payable for construction in progress	$15,919	$2,222
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$27,573

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.	Organization

Griffin Capital Essential Asset REIT, Inc. (“GCEAR”), is a self-managed real estate investment trust ("REIT") organized primarily with the purpose of acquiring single tenant net lease properties essential to the business operations of the tenant. GCEAR’s year-end date is December 31.
On December 14, 2018, GCEAR, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”), GCEAR’s wholly-owned subsidiary Globe Merger Sub, LLC (“Merger Sub”), the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“EA-1”), and Griffin Capital Essential Asset Operating Partnership, L.P. (the “EA-1 Operating Partnership”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On April 30, 2019, pursuant to the Merger Agreement, (i) EA-1 merged with and into Merger Sub, with Merger Sub surviving as GCEAR’s direct, wholly-owned subsidiary (the “Company Merger”) and (ii) the GCEAR II Operating Partnership merged with and into the EA-1 Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the EA-1 Operating Partnership (and now known as the “Current Operating Partnership”) surviving the Partnership Merger. In addition, on April 30, 2019, following the Mergers, Merger Sub merged into GCEAR. In connection with the Mergers, the Company converted EA-1’s Series A cumulative perpetual convertible preferred stock into GCEAR’s newly created Series A cumulative perpetual convertible preferred stock (the “Series A Preferred Shares”). Also on April 30, 2019, the Company converted each EA-1 Operating Partnership unit outstanding into 1.04807 Class E units in the Current Operating Partnership and each unit outstanding in the GCEAR II Operating Partnership converted into one unit of like class in the Current Operating Partnership (the “OP Units”). Griffin Capital Real Estate Company, LLC (“GRECO”) is the Company's subsidiary and is the entity through which the Company conducts advisory, asset management, and property management businesses.
In addition, on December 14, 2018, EA-1 and the EA-1 Operating Partnership entered into a series of transactions, agreements, and amendments to EA-1’s existing agreements and arrangements with EA-1’s former sponsor, Griffin Capital Company, LLC (“GCC”), and Griffin Capital, LLC (“GC LLC”), pursuant to which GCC and GC LLC contributed all of the membership interests of Griffin Capital Real Estate Company, LLC (“GRECO”) (including the GRECO employees) and certain assets related to the business of GRECO to the EA-1 Operating Partnership (the "Self-Administration Transaction). As a result of the Self-Administration Transaction, EA-1 became self-managed and acquired the advisory, asset management and property management business of GRECO. In connection with the Mergers, many of the agreements and amendments entered into by EA-1 as part of the Self-Administration Transaction were assumed by GCEAR pursuant to the Mergers.
In connection with the Mergers, GCEAR was the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 3, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Unless the context requires otherwise, all references to the “Company,” “we,” “our,” and “us” herein mean EA-1 and one or more of EA-1’s subsidiaries for periods prior to the Mergers, and GCEAR and one or more of GCEAR’s subsidiaries, including GRECO and the Current Operating Partnership, for periods following the Mergers. Certain historical information of GCEAR is included for background purposes.
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its distribution reinvestment plan ("DRP"). Since September 20, 2017, the Company had issued 10,142,991 shares of common stock for aggregate gross proceeds of approximately $96.9 million in its offerings. See Note 9 Equity, for the status of the Follow-On Offering and DRP.
The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of March 31, 2020, the Company owned approximately 87.8% of the OP Units of the Current Operating Partnership. As a result of the contribution of five properties to the Company and the Self-Administration Transaction, the former sponsor and certain of its affiliates owned approximately 10.6% of the limited partnership units of the Current Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of March 31, 2020. The remaining approximately 1.6% OP Units are owned by unaffiliated third parties. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
1.    Organization (continued)

As of March 31, 2020, the Company had issued 283,199,815 shares of common stock since November 9, 2009. The Company has received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in its various private offerings, public offerings, and DRP offerings (shares and gross offering proceeds include EA-1 amounts). The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015. There were 229,671,555 shares of common stock outstanding as of March 31, 2020, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of March 31, 2020 and December 31, 2019, the Company had issued approximately $305.8 million and $293.7 million in shares pursuant to the DRP, respectively. As of March 31, 2020, $105.7 million in shares submitted for redemption subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.

2.	Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC.
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, see the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2019.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
During the quarter ended March 31, 2020, the Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings Per Share ("ASC 260-10"). ASC 260-10 requires the computations of basic and diluted earnings per share to be adjusted retroactively for all periods presented to reflect the change in capital structure if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per share computations for those and any prior period consolidated financial statements presented shall be based on the new number of shares.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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
Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of ASUs to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not recently issued any other ASUs that the Company expects to be applicable and have a material impact on the Company's financial statements.
Adoption of New Accounting Pronouncements
During the first quarter of 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3.     Real Estate
As of March 31, 2020, the Company’s real estate portfolio consisted of 100 properties in 25 states consisting substantially of office, warehouse, and manufacturing facilities and one land parcel held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above- and below-market lease valuation.
Depreciation expense for buildings and improvements for the three months ended March 31, 2020 was $22.7 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the three months ended March 31, 2020 was $18.5 million.
2020 Acquisitions
The purchase price and other acquisition items for the property acquired during the three months ended March 31, 2020 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Expenses	Year of Lease Expiration
Pepsi Bottling Ventures	North Carolina	PepsiCo	2/5/2020	$34,937	526,320	$386	2032

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the acquisition completed during the three months ended March 31, 2020, the Company used a discount rate of 5.50% to 6.25%.
In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such property that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with asset acquisitions are capitalized during the period they are incurred.
The following table summarizes the purchase price allocation of the property acquired during the three months ended March 31, 2020.

Acquisition	Land Value	Building	Improvements	Tenant origination and absorption costs	In-place lease valuation - (below) market	Debt discount (premium)	Total (1)
Pepsi Bottling Ventures	$3,407	$26,813	$954	$4,970	$(712)	$(109)	$35,323

(1)	The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate (continued)
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles, as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
In-place lease valuation (above market)	$44,012	$44,012
In-place lease valuation (above market) - accumulated amortization	(34,011)	(33,322)
In-place lease valuation (above market), net	10,001	10,690

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(170)	(164)
Ground leasehold interest (below market), net	2,084	2,090
Intangible assets, net	$12,085	$12,780

In-place lease valuation (below market)	$(68,335)	$(67,622)
Land Leasehold interest (above market)	(3,072)	(3,073)
In-place lease valuation & land leasehold interest - accumulated amortization	40,420	38,890
Intangible liabilities, net	$(30,987)	$(31,805)

Tenant origination and absorption cost	$749,743	$744,773
Tenant origination and absorption cost - accumulated amortization	(371,971)	(354,379)
Tenant origination and absorption cost, net	$377,772	$390,394
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of March 31, 2020 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
Remaining 2020	$(1,386)	$46,667	$(218)	$3,994
2021	$(2,119)	$57,989	$(290)	$5,923
2022	$(2,519)	$54,886	$(290)	$5,911
2023	$(2,466)	$50,084	$(290)	$5,783
2024	$(1,649)	$37,724	$(291)	$5,514
2025	$(1,182)	$27,447	$(290)	$5,397

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3. Real Estate (continued)
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

	Balance as of
	March 31, 2020	December 31, 2019
Cash reserves(1)	$34,087	$48,129
Restricted Lockbox	10,677	10,301
Total	$44,764	$58,430
(1) Approximately $13.3 million is held in escrow pending a tax-deferred real estate exchange, as permitted by Section 1031 of the Internal Revenue Code with the sale of 10 Commerce Center Parkway property.

4. Investments in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through an SPE, wholly owned by the Current Operating Partnership, formed a joint venture (the "Heritage Common X") for the construction and ownership of a four-story, Class "A" office building with a net rentable area of approximately 200,000 square feet located in Fort Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property was completed in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA.
On July 17, 2019, Heritage Common X sold the Heritage Trace Parkway property located in Fort Worth, TX. The remaining balance as of March 31, 2020 represents approximately $0.4 million of escrow holdback deposit.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4. Investments in Unconsolidated Entities (continued)

As of March 31, 2020, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Common X	Total
Balance as of December 31, 2019	$10,584	$444	$11,028
Net (loss)	(627)	—	(627)
Distributions	(2,151)	—	(2,151)
March 31, 2020	$7,806	$444	$8,250

5.	Debt
As of March 31, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	March 31, 2020	December 31, 2019	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$20,595	$20,723	4.18%	April 2023	4.61%
Midland Mortgage Loan	99,733	100,249	3.94%	April 2023	4.12%
Emporia Partners Mortgage Loan	1,987	2,104	5.88%	September 2023	5.97%
Samsonite	20,912	21,154	6.08%	September 2023	5.13%
Highway 94 loan	15,383	15,610	3.75%	August 2024	4.74%
Pepsi Bottling Ventures Loan	18,855	—	3.69%	October 2024	3.91%
AIG Loan II	126,970	126,970	4.15%	November 2025	4.92%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	105,298	105,762	4.96%	February 2029	5.08%
Total Mortgage Debt	1,034,733	1,017,572
Revolving Credit Facility (3)	301,500	211,500	LIBO Rate + 1.45%	June 2023	3.15%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	3.08%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	3.07%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.75%	April 2026	3.39%
Total Debt	2,086,233	1,979,072
Unamortized Deferred Financing Costs and Discounts, net	(9,416)	(9,968)
Total Debt, net	$2,076,817	$1,969,104

(1)
Including the effect of the interest rate swaps agreements with a total notional amount of $750.0 million, the weighted average interest rate as of March 31, 2020 was 3.66% for both the Company’s fixed-rate and variable-rate debt combined and 3.62% for the Company’s fixed-rate debt only.

(2)	Reflects the effective interest rate as of March 31, 2020 and includes the effect of amortization of discounts/premiums and deferred financing costs.

(3)
The LIBO rate as of March 2, 2020 (effective date) was 1.58%. The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

Second Amended and Restated Credit Agreement
On April 30, 2019, the Company, through the Current Operating Partnership, entered into that certain second amended and restated credit agreement (the "Second Amended and Restated Credit Agreement") related to a revolving credit facility (the "Revolving Credit Facility") and three term loans described below (the "Term Loans" and collectively with the Revolving Credit Facility, the "KeyBank Loans") with a syndicate of lenders, under which KeyBank National Association ("KeyBank") serves as administrative agent.
The KeyBank Loans have an interest rate calculated based on London Interbank Offered Rate (LIBOR) plus the applicable LIBOR margin, as provided in the Second Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the Current Operating Partnership, the Company, and the Company's subsidiaries, as

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5.	Debt (continued)

disclosed in the periodic compliance certificate provided to our administrative agent each quarter. If the Current Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
The Second Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the Current Operating Partnership must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:

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
Guarantors of the KeyBank Loans include us, each special purpose entity that owns a Pool Property, and each of the Current Operating Partnership other subsidiaries which owns a direct or indirect equity interest in a special purpose entity that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the Current Operating Partnership to comply with the following at all times, which will be tested on a quarterly basis:

•	a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;

•
a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including OP Units in the Current Operating Partnership), minus 75% of the amount of any payments used to redeem the Company's stock or the OP Units in the Current Operating Partnership, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in EA-1 in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H);

•
upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth plus 75% of net future equity issuances (including OP Units in the Current Operating Partnership) should we publicly list our shares;

•	a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;

•
a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;

•	a minimum unsecured interest coverage ratio of 2.00:1.00;

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5.	Debt (continued)

•	a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value;

•	aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value; and

•	a maximum payout ratio of not greater than 95% commencing for the quarter ended September 30, 2019.
Furthermore, the activities of the Current Operating Partnership, the Company, and the Company's subsidiaries must be focused principally on the acquisition, operation, and maintenance of income-producing office and industrial real estate properties. The Second Amended and Restated Credit Agreement contains certain restrictions with respect to the investment activities of the Current Operating Partnership, including, without limitation, the following: (i) unimproved land may not exceed 5% of total asset value; (ii) developments that are pre-leased assets under development may not exceed 20% of total asset value; (iii) investments in unconsolidated affiliates may not exceed 10% of total asset value; (iv) investments in mortgage notes receivable may not exceed 15% of total asset value; and (v) leased assets under renovation may not exceed 10% of total asset value. These investment limitations cannot exceed 25% in the aggregate, based on total asset value, as defined in the Second Amended and Restated Credit Agreement.
Pepsi Bottling Ventures Mortgage Loan
On February 5, 2020, as part of the acquisition of the Pepsi Bottling Ventures ("PBV") property, the Company assumed a $18.9 million mortgage loan ("PBV Mortgage Loan") from State Farm Life Insurance Company, as participating holder of the note. The PBV Mortgage Loan matures on October 1, 2024, has a fixed interest rate of 3.69%, and requires monthly payments of principal and interest. The PBV Mortgage Loan is secured by a deed of trust on the PBV property.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Current Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2020.

6.	Interest Rate Contracts
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
Derivative Instruments
On March 10, 2020, the Company entered into three interest rate swap agreements to hedge variable cash flows associated with LIBOR. The swap agreements became effective on March 10, 2020, and have a term of approximately five and half years with notional amounts of $150.0 million, $100.0 million and $75.0 million.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.	Interest Rate Contracts (continued)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at March 31, 2020 and December 31, 2019:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(1,048)	$(43)	$425,000	$425,000
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	(1,761)	—	150,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(1,222)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(992)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(14,647)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(11,744)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(11,753)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(11,837)	(5,749)	100,000	100,000
Total				$(55,004)	$(24,146)	$1,175,000	$850,000

(1)
The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability", in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2020	2019
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) recognized in AOCI on derivatives	$(30,869)	$(7,209)
Amount of loss (gain) reclassified from AOCI into earnings under “Interest expense”	$42	$(870)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$19,961	$13,807
During the twelve months subsequent to March 31, 2020, the Company estimates that an additional $11.0 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision provided that if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2020 and December 31, 2019, the fair value of interest rate swaps that were in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $55.0 million and $24.1 million, respectively. As of March 31, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7.	Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Prepaid tenant rent	$20,871	$20,510
Accrued CIP	15,919	16,596
Interest payable	12,215	12,264
Real estate taxes payable	11,788	13,385
Deferred compensation	7,170	9,209
Property operating expense payable	5,751	7,752
Other liabilities	24,974	16,673
Total	$98,688	$96,389

8.	Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2020 and the year ended December 31, 2019.
The following tables set forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2020 and December 31, 2019:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2020
Interest Rate Swap Liability	$(55,004)	$—	$(55,004)	$—
Earn-out Liability (due to affiliates)	$(338)	$—	$—	$(338)
Corporate Owned Life Insurance Asset	$1,785	$—	$1,785	$—
Mutual Funds Asset	$6,570	$6,570	$—	$—
Deferred Compensation Liability	$(7,170)	$—	$(7,170)	$—

December 31, 2019
Interest Rate Swap Liability	$(24,146)	$—	$(24,146)	$—
Earn-out Liability (due to affiliates)	$(2,919)	$—	$—	$(2,919)
Corporate Owned Life Insurance Asset	$2,134	$—	$2,134	$—
Mutual Funds Asset	$6,983	$6,983	$—	$—
Deferred Compensation Liability	$(9,209)	$—	$(9,209)	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted)

8.	Fair Value Measurements (continued)

Earn-outs
In addition, the Current Operating Partnership will pay GCC in cash earn-out consideration ("Cash Earn-Out") equal to (i) 37.25% of the amounts received by the Company's advisor as advisory fees pursuant to the Company's advisory agreement with respect to the incremental common equity invested in the Company's follow-on public offering from April 30, 2019 through the termination of the Company's follow-on public offering, plus (ii) 37.25% of the amounts that would have been received by the Company's advisor as performance distributions pursuant to the Current Operating Partnership agreement of the Current Operating Partnership with respect to assets acquired by the Company from April 30, 2019 through the termination of the follow-on public offering. The Cash Earn-Out consideration will accrue on an ongoing basis and be paid quarterly; provided that such cash earn-out consideration will in no event exceed an amount equal to 2.5% of the aggregate dollar amount of common equity invested in the Company pursuant to its follow-on public offering from April 30, 2019 through the termination of such follow-on public offering.
The Company estimates the fair value of the Cash Earn-Out liability using a discounted cash flow. The estimate requires the Company to make various assumptions about future equity raised, capitalization rates and annual net operating income growth. The liability is considered a Level 3 input in the fair value hierarchy. During the three months ended March 31, 2020, the Company recorded an adjustment of approximately $2.6 million, which is included in "Other income, net" on the consolidated statement of operations as a reduction of the Company's liability. As of March 31, 2020, the fair value of the liability was estimated to be $0.3 million and no payments on the estimated liability have occurred.
Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2020 and December 31, 2019. The fair value of the six mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	March 31, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
AIG Loan	$99,985	$105,298	$101,663	$105,762
Midland	$98,042	$99,733	$99,318	$100,249
Highway 94 loan	$14,747	$15,383	$15,101	$15,610
BOA	$352,959	$375,000	$369,343	$375,000
AIG Loan II	$117,805	$126,970	$122,258	$126,970
BOA/KeyBank Loan	$256,581	$250,000	$264,101	$250,000

(1)	The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2020 and December 31, 2019. See Note 5, Debt, for details.

9.	Equity
Classes
Class T shares, Class S shares, Class D shares, Class I shares, Class A shares, Class AA shares, Class AAA shares and Class E shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at a meeting of the Company's stockholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common stock, only the holders of such affected class are entitled to vote.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

9.	Equity (continued)

As of March 31, 2020, there were 553,622 shares of Class T common stock, 1,798 shares of Class S common stock, 40,549 shares of Class D common stock, 1,899,735 shares of Class I common stock, 24,223,758 shares of Class A common stock, 47,066,472 shares of Class AA common stock, 950,852 shares of Class AAA common stock, and 154,934,769 shares of Class E common stock outstanding.
Common Equity
As of March 31, 2020, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, and the DRP offerings, as discussed in Note 1, Organization. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the Mergers) in April 2019 upon the consummation of the Mergers. As of March 31, 2020, there were 229,671,555 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Temporary Suspension of Follow-On Offering, SRP and DRP
In connection with a potential strategic transaction, on February 26, 2020, the Company’s Board approved the temporary suspension of (i) the primary portion of the Company’s Follow-On Offering, effective February 27, 2020; (ii) the Company’s SRP, effective March 28, 2020; and (iii) the Company’s DRP, effective March 8, 2020. For the first quarter of 2020 only, those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020. The DRP was officially suspended as of March 8, 2020. The SRP and DRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP and DRP. The Board reserves the right to recommence the Follow-On Offering, if appropriate and at the appropriate time.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fees will be paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP is equal to the net asset value ("NAV") per share applicable to the class of shares purchased, calculated as of the distribution date. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
As of March 31, 2020 and December 31, 2019, the Company had issued approximately $305.8 million and $293.7 million in shares pursuant to the DRP, respectively. As of March 31, 2020, $105.7 million in shares submitted for redemption were subject to the Company's quarterly cap on aggregate redemptions are classified on the consolidated balance sheet as common stock subject to redemption.
Share Redemption Program (SRP)
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

9.	Equity (continued)

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
As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets. As of March 31, 2020, the quarterly cap was approximately $105.7 million.
The following table summarizes share redemption (excluding the self-tender offer) activity during the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
Shares of common stock redeemed	548,312	—
Weighted average price per share	$9.32	$—
Since July 31, 2014 and through March 31, 2020, the Company had redeemed 24,778,877 shares (excluding the self-tender offer) of common stock for approximately $233.8 million at a weighted average price per share of $9.44 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. For the first quarter of 2020, only those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. During the three months ended March 31, 2020, the Company received regular redemption requests (other than those due to death, disability or incapacitation) for 4,664,765 shares of common stock that were not redeemed due to the suspension of the SRP.
Issuance of Restricted Stock Units to Executive Officers and Employees
On January 15, 2020, the Company issued 589,248 RSUs to Company employees, including officers, under the Griffin Capital Essential Asset REIT, Inc. Employee and Director Long-Term Incentive Plan ("LTIP"). Each RSU represents a contingent right to receive one share of the Company’s Class E Common Stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and will vest in equal, 25% installments on each of December 31, 2020, 2021, 2022, and 2023 provided that the employee continuously be employed by the Company on each such date, subject to

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

9.	Equity (continued)

certain accelerated vesting provisions as provided in the respective Restricted Stock Unit Award Agreement. The fair value of grants issued was approximately $5.5 million. Total forfeited shares during the three months ended March 31, 2020 were 535.

10.	Noncontrolling Interests
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
As of March 31, 2020, noncontrolling interests were approximately 12.20% of total shares and 12.03% of weighted average shares outstanding (both measures assuming OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Current Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
As of March 31, 2020, the limited partners of the Current Operating Partnership owned approximately 31.9 million OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for certain properties, and in connection with the Self-Administration Transaction and other services. Approximately 20.4 million OP Units issued to affiliates have a mandatory hold period until December 2020 and have no voting rights until the units are converted to common shares. In addition, 0.2 million OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Current Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its OP Units in the respective transaction.
The limited partners of the Current Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Current Operating Partnership, the Company, to redeem their OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their OP Units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were no redemptions during the three months ended March 31, 2020 and 6,000 units redeemed during the year ended December 31, 2019.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2020 and year ended December 31, 2019:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning balance	$245,040	$232,203
Contributions/issuance of noncontrolling interests	—	30,039
Issuance of stock dividend for noncontrolling interest	802	1,861
Distributions to noncontrolling interests	(5,069)	(19,716)
Allocated distributions to noncontrolling interests subject to redemption	(11)	(42)
Net income	111	3,749
Other comprehensive (loss)	(3,708)	(3,054)
Ending balance	$237,165	$245,040

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
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

11.	Related Party Transactions
Summarized below are the related party costs incurred by the Company for the three months ended March 31, 2020 and 2019, respectively, and any related amounts payable and receivable as of March 31, 2020 and December 31, 2019:

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2020	2019	2020	2019
Expensed
Costs advanced by the advisor	$627	$298	$1,185	$1,164
Consulting fee - shared services	625	562	504	441
Capitalized
Leasing commissions	—	1,791	—	—
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	338	2,919
Stockholder Servicing Fee	—	—	4,083	4,994
Other
Distributions	4,009	3,512	1,361	1,365
Total	$5,261	$6,163	$7,471	$10,883

	Incurred for the Three Months Ended		Receivable as of
	March 31,		March 31, 2020	December 31, 2019
	2020	2019	2020	2019
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$—	$658	$—	$—
Other fees	—	—	51	352
Due from GCC
Reimbursable Expense Allocation	16	—	4	4
Payroll/Expense Allocation	99	112	580	—
Due from Affiliates
Payroll/Expense Allocation	—	—	—	481
Other Fees	—	5,693	—	—
Total	$115	$6,463	$635	$837
Dealer Manager Agreement
GCEAR entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the dealer manager. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from GCEAR's IPO, except as it relates to the share classes offered and the fees to be received by the dealer manager.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

11.	Related Party Transactions (continued)

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
Conflicts of Interest
Affiliated Dealer Manager
Since Griffin Capital Securities, LLC, the Company's dealer manager, is an affiliate of the Company's former sponsor, the Company does not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. ("GAHR III") and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund") both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager for various private offerings, which will result in competing demands for the Company's dealer manager's time and efforts relating to the distribution of the Company's shares.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

11.	Related Party Transactions (continued)

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

12.	Operating Leases
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
The Company recognized $76.8 million and $60.9 million of lease income related to operating lease payments for the three months ended March 31, 2020 and 2019, respectively.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2020. The Company's current leases have expirations ranging from 2020 to 2044.

As of March 31, 2020
Remaining 2020	$218,509
2021	303,655
2022	305,919
2023	292,030
2024	251,518
Thereafter	1,120,512
Total	$2,492,143

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

12.	Operating Leases (continued)

The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of March 31, 2020, the Company leased three parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102, December 2095, and September 2102 with no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately six years and no option to renew.
The Company incurred operating lease costs of approximately $0.9 million, and $0.6 million for the three months ended March 31, 2020 and 2019 respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for the three months ended March 31, 2020 and 2019 respectively.

Lease Term and Discount Rate	As of March 31, 2020
Weighted-average remaining lease term in years.	80.7
Weighted-average discount rate (1)	4.98%
(1) Because the rate implicit in each of the Company's leases was not readily determinable, the Company used an incremental borrowing rate. In determining the Company's incremental borrowing rate for each lease, the Company considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness, the impact of collateralization and the term of each of the Company's lease agreements.
Maturities of lease liabilities as of March 31, 2020 were as follows:

March 31, 2020
Remaining 2020	$1,222
2021	1,632
2022	1,675
2023	1,741
2024	1,776
Thereafter	286,739
Total undiscounted lease payments	294,785
Less: imputed interest	(249,611)
Total lease liabilities	$45,174

13.	Commitments and Contingencies
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

14.	Declaration of Distributions
During the quarter ended March 31, 2020, the Company paid cash distributions in the amount of $0.001502732 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of business on each day during the period from January 1, 2020 through March 31, 2020. Such distributions were paid on a monthly basis, on or about the first day of the month, for the month then-ended.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

14.	Declarations of Distributions (continued)

During the quarter ended March 31, 2020, the Company paid stock distributions at a monthly rate of $0.008333333 worth of shares per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, $0.001 par value per share, (equivalent to a $0.10 per share annualized stock distribution), for stockholders of record at the close of business on February 3, 2020, March 2, 2020, and April 1, 2020. The Company paid such stock distributions on February 3, 2020, March 2, 2020, and April 1,2020, respectively.
On March 30, 2020, the Board elected to change from a quarterly to a monthly declaration of distributions commencing in April 2020 in order to give the Board maximum flexibility due to the current review of a strategic transaction and to monitor and evaluate the situation related to the financial impact of the outbreak of the novel strain of coronavirus ("COVID-19").  As noted elsewhere, the Company is continuing to closely monitor the impact of the COVID-19 outbreak and believes it is prudent to enact a more conservative cash management strategy due to the current environment.  In light of these considerations, on March 30, 2020, the Board declared a cash distribution for the month of April 2020, at a rate based on 366 days in the calendar year, of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on April 1, 2020 and ending on April 30, 2020. The Company paid such distributions to each stockholder of record on or about May 1, 2020.

15.	Subsequent Events
Cash Distributions
On April 28, 2020, the Board a declared cash distributions for the month of May 2020, at a rate based on 366 days in the calendar year, of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on May 1, 2020 and ending on May 31, 2020. The Company will pay such distributions to each stockholder of record at such time in June 2020 as determined by the Registrant’s Chief Executive Office.
On May 1, 2020, the Company paid a cash distribution for the month of April 2020, at a rate based on 366 days in the calendar year, of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on April 1, 2020 and ending on April 30, 2020.
COVID -19
Subsequent to March 31, 2020, the global and U.S. economies continue to be severely impacted by the outbreak of COVID-19. The consequences of the outbreak and its impact on the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The extent to which the COVID-19 outbreak impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 and the actions taken to contain it or treat its impact.
In recent months, the Company has taken certain affirmative steps which the Company believes helps to position the Company in a manner that will assist the Company in withstanding the current uncertainty relating to the COVID-19 outbreak, including the following:

•
Proactively communicating with the Company's tenants and property managers to ensure lines of communication remain open related to operations and safety protocols prior to and related to decisions to return to work in accordance with various jurisdictional guidelines;

•	Monitoring the near-term solvency and liquidity of the Company's tenants and the extent to which COVID-19 may impact their business;

•	Regularly communicating with KeyBank regarding availability under the Company's Revolving Credit Facility, which affords the Company with substantial current liquidity;

•	Entering into a series of interest rate swaps, effectively fixing our rate on $325 million of term debt at a rate sufficiently below the Company's weighted average interest rate;

•
Switching distribution declarations from a quarterly basis to a monthly basis in order to maintain maximum flexibility to monitor and evaluate the situation related to the financial impact of COVID-19;

•	Revising the Company's distribution rate to equal an annualized rate of $0.35 per share, subject to adjustments for class-specific expenses;

•	Continuing to closely monitor the Company's cash flow projections and actively updating its projections based upon current information, as well as testing for future contingencies;

•
Adding seven unencumbered assets to the Company's revolver pool to increase liquidity by an additional $200 million and, in April 2020, withdrawing $125 million from the Company's Revolving Credit Facility for potential upcoming capital expenditure requirements and to provide the Company with a flexible conservative cash management strategy; and

•	Continuing to evaluate a potential strategic transaction, as well as monitoring market opportunities that could enhance our long-term value and performance.
The Company is currently working with certain tenants that have requested rent relief due to the impact of the COVID-19 outbreak to determine appropriate lease concessions. To date, no lease concessions have been granted. On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the outbreak of COVID-19. Consequently, for concessions related to the effects of the COVID-19 outbreak, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 outbreak (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions. See “Item 1A. Risk Factors” within “Part II - Other Information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to the Company's business.
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. See also “Cautionary Note Regarding Forward Looking Statements” preceding Part I. As used herein, “we,” “us,” and “our” mean EA-1 and one or more of EA-1’s subsidiaries for periods prior to the Mergers, and GCEAR and one or more of GCEAR’s subsidiaries for periods following the Mergers.
In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 3, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Overview
We are a public, self-managed, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As of March 31, 2020, we have 44 employees. GRECO is our subsidiary and is the entity through which we conduct our advisory, asset management, and property management businesses. The Current Operating Partnership owns, directly or indirectly, all of the properties that we have acquired
As of March 31, 2020, our real estate portfolio consisted of 100 properties in 25 states and 116 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to March 31, 2020 was approximately $281.1 million with approximately 56.8% generated by properties leased to tenants and/or guarantors or entities whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 89.0% leased as of March 31, 2020, with a weighted average remaining lease term of 7.3 years, weighted average annual rent increases of approximately 2.2%, and a debt to total real estate acquisition value of 50.9% as defined in our credit agreement.
COVID-19
We are closely monitoring the impact of the COVID-19 outbreak on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 outbreak, we are unable to predict the impact that the COVID-19 outbreak will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the outbreak and containment measures, among others. The outbreak of COVID-19 in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including “shelter in place” rules, and restrictions on the types of business that may continue to operate. We cannot predict when restrictions currently in place will expire. As a result, the COVID-19 outbreak is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate.
We cannot predict the impact that the COVID-19 outbreak will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of May 11, 2020, we received April and May rent payments from approximately 98% and 96% of our portfolio, respectively. In addition, we received certain short-term rent relief requests, most often in the form of rent deferral requests, or requests for further discussion from tenants, from approximately 10.6% of our portfolio, as measured by net rents. We believe some of these requests are opportunistic in nature and may not be as a result of a direct financial need due to the outbreak. Not all tenant requests will ultimately result in lease concessions. April and May collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
Our primary focus continues to be protecting the health and well-being of our employees and to ensure that there is limited operational disruption as a result of the COVID-19 outbreak. Some of the primary steps we have taken to accomplish these objectives were: (1) initially instituting elective telework arrangements and then following with mandatory telework arrangements with minor exceptions for certain “essential” business functions, (2) capital investment in technology solutions and hardware, as necessary, to allow for a fully remote workforce, (3) mandatory self-quarantines where necessary, (4) recommendations and FAQs to all employees regarding best practices to avoid infection, as well as steps to take in the event of an infection, (5) temporary prohibition of business travel, other than essential business travel approved by management, and (6) creation of an internal COVID-19 task force that meets weekly to discuss additional safety measures to ensure the safe return of our employees to the office, which plans will be finalized in accordance with applicable local guidelines, when such guidelines are established.
For further discussion regarding risks that COVID-19 directly or indirectly may pose to our business, refer to “Item 1A. Risk Factors” within “Part II - Other Information” of this quarterly report on Form 10-Q.
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
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. Due to the general lack of any purchases or sales of our common stock at this time, and the current levels of economic volatility and uncertainty in the global markets, we have determined that publishing a daily updated estimate of NAV per share is neither necessary nor appropriate at this time. Prior to arriving at this determination, we solicited and considered input from our various third-party valuation providers. As a result, after March 31, 2020, we have ceased publishing a daily updated estimate of our NAV per share. We intend to continue our internal procedures for calculating NAV per share and will continue to publish updated estimates of our NAV per share on a quarterly basis, with the first updated estimates of our NAV per share likely to be disclosed on or around June 30, 2020.
Prior to the temporary suspension of our Follow-On Offering, we were offering to the public four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares with NAV-based pricing. The share classes had different selling commissions, dealer manager fees and ongoing distribution fees. Our NAV is calculated for each of these classes and our Class A shares, Class AA shares, Class AAA shares and Class E shares after the end of each business day that the New York Stock Exchange is open for unrestricted trading, by our NAV Accountant, ALPS Fund Services, Inc., a third-party firm approved by our Board, including a majority of our independent directors. Our Board, including a majority of our independent directors, may replace our NAV Accountant with another party, if it is deemed appropriate to do so. Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV.

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

Set forth below are the components of our daily NAV as of March 31, 2020 and December 31, 2019, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	March 31, 2020	December 31, 2019
Gross Real Estate Asset Value	$4,431,973	$4,348,529
Investments in Unconsolidated Entities	2,652	7,549
Management Comp. Value	230,000	230,000
Interest Rate Swap (Unrealized Gain/Loss)	(56,651)	(25,888)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets (Liabilities), net	38,293	60,500
Total Debt at Fair Value (1)	(2,086,121)	(1,978,361)
NAV	$2,435,146	$2,517,329

Total Shares Outstanding	261,935,169	269,752,377
NAV per share	$9.30	$9.33
(1)     Amount excludes our March 31, 2020 fair value adjustment, as the value is received subsequent to our daily NAV posting.
Our independent valuation firm utilized the discounted cash flow approach for 96 properties and the direct capitalization approach for two properties in our portfolio with a weighted average of approximately 7.3 years remaining on their existing leases. Since McKesson II and Pepsi Bottling Ventures were acquired in September 2019 and February 2020, respectively, we did not obtain a valuation and used purchase price in our NAV. The following summarizes the range of overall capitalization rates for the 98 properties using the cash flow discount rates:

	Range		Weighted Average
Overall Capitalization Rate (direct capitalization approach)	5.25%	5.75%	5.42%
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	11.75%	7.60%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.75%	6.90%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of December 31, 2019 before share/unit sale/redemption activity	$3,973	$17	$244	$14,490	$1,518,700	$682,244	$297,661	$2,517,329
Fund level changes to NAV
Unrealized gain on net assets	123	—	8	435	38,598	17,880	7,958	65,002
Interest Rate Swap (Unrealized Gain)	(60)	—	(4)	(211)	(18,262)	(8,461)	(3,765)	(30,763)
Dividend accrual	(70)	—	(5)	(287)	(24,993)	(11,646)	(5,158)	(42,159)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(12)	—	—	—	—	(1,042)	(8)	(1,062)
NAV as of March 31, 2020 before share/unit sale/redemption activity	3,954	17	243	14,427	1,514,043	678,975	296,688	2,508,347

Unit sale/redemption activity- Dollars
Amount sold	1,381	—	139	3,316	11,309	6,372	802	23,319
Amount redeemed and to be paid	(127)	—	—	—	(80,460)	(15,933)	—	(96,520)
NAV as of March 31, 2020	$5,208	$17	$382	$17,743	$1,444,892	$669,414	$297,490	$2,435,146

NAV as of December 31, 2019	420,942	1,792	25,860	1,537,982	162,574,131	73,332,758	31,858,912	269,752,377
Shares/units sold	146,152	8	14,688	351,253	1,228,896	684,374	85,775	2,511,146
Shares/units redeemed	(13,471)		—	—	(8,605,302)	(1,709,581)	—	(10,328,354)
Shares/units outstanding as of March 31, 2020	553,623	1,800	40,548	1,889,235	155,197,725	72,307,551	31,944,687	261,935,169

NAV per share as of December 31, 2019	$9.44	$9.43	$9.42	$9.42	$9.34	$9.30
Change in NAV per share/unit	(0.03)	(0.03)	(0.03)	(0.03)	(0.03)	(0.04)
NAV per share as of March 31, 2020	$9.41	$9.40	$9.39	$9.39	$9.31	$9.26
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Revenue Concentration
No lessee or property, based on net rents for the 12-month period subsequent to March 31, 2020, pursuant to the respective in-place leases, was greater than 3.6% as of March 31, 2020.
The percentage of net rents for the 12-month period subsequent to March 31, 2020 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent(1) (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$30,919	11	11.0%
California	30,177	7	10.7
Ohio	25,278	11	9.0
Arizona	25,030	8	8.9
Georgia	23,551	5	8.4
Illinois	22,711	9	8.1
New Jersey	17,411	5	6.2
Colorado	14,198	5	5.1
North Carolina	13,107	6	4.7
South Carolina	10,985	3	3.9
All Others (2)	67,749	30	24.0
Total	$281,116	100	100.0%

(1)
Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to March 31, 2020 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.

(2)	All others account for less than 3.8% of total net rent on an individual basis.
The percentage of net rent for the 12-month period subsequent to March 31, 2020, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$38,685	19	13.8%
Health Care Equipment & Services	27,012	10	9.6
Insurance	23,410	10	8.3
Consumer Services	22,047	9	7.8
Retailing	21,603	7	7.7
Technology Hardware & Equipment	18,598	7	6.6
Diversified Financials	18,478	5	6.6
Telecommunication Services	18,409	5	6.5
Consumer Durables & Apparel	14,963	6	5.3
Energy	14,440	4	5.1
All others (2)	63,471	34	22.7
Total	$281,116	116	100.0%

(1)	Industry classification based on the Global Industry Classification Standard.

(2)	All others account for less than 5.0% of total net rents on an individual basis.

The percentage of net rent for the 12-month period subsequent to March 31, 2020, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
General Electric Company	$9,859	3.5%
Wood Group Mustang, Inc.	$9,648	3.4%
Southern Company Services, Inc.	$8,736	3.1%
McKesson Corporation	$8,636	3.1%
LPL Holdings, Inc.	$8,177	2.9%
State Farm	$7,204	2.6%
Digital Globe, Inc.	$7,128	2.5%
Restoration Hardware	$7,004	2.5%
Wyndham Hotel Group, LLC	$6,967	2.5%
SB U.S. LLC	$6,033	2.1%
The tenant lease expirations by year based on net rent for the 12-month period subsequent to March 31, 2020 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
Remaining 2020	$136	1	30,100	—%
2021	7,619	8	1,046,900	2.7
2022	12,005	5	964,400	4.3
2023	23,137	10	1,378,200	8.2
2024	44,535	15	3,851,500	15.8
2025	37,479	21	2,958,200	13.3
>2026	156,205	56	14,054,400	55.7
Vacant	—	—	3,054,300	—
Total	$281,116	116	27,338,000	100.0%
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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2019 included in our Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 2.4% of our base rental revenue will expire during the period from April 1, 2020 to March 31, 2021. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from April 1, 2020 to March 31, 2021, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, Risk Factors included in this current report.
Same Store Analysis
For the three months ended March 31, 2020, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 19.5 million square feet, with an acquisition value of $2.9 billion and net rents of $198.4 million (for the three-month period subsequent to March 31, 2020). Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$69,415	$73,989	$(4,574)	(6)%
Property operating expense	$12,835	$11,133	$1,702	15%
Property tax expense	$7,992	$7,481	$511	7%
Depreciation and amortization	$26,492	$29,766	$(3,274)	(11)%
Interest expense	$2,027	$2,110	$(83)	(4)%
Rental Income
The decrease in rental income of approximately $4.6 million compared to the same period a year ago primarily is a result of (1) approximately $4.6 million in expiring leases, (2) approximately $2.1 million of accelerated amortization of intangibles in the current period and terminated leases; offset by (3) an approximately $1.9 million in current quarter leasing activity and amendments to existing leases.
Property Operating Expense
The increase in property operating expense of approximately $1.7 million compared to the same period a year ago is primarily the result of two vacated properties that were tenant managed and now are managed by us.
Property Tax Expense
The increase in property tax expense of approximately $0.5 million compared to the same period a year ago is primarily the result of refunds in the prior period.
Depreciation and Amortization
The decrease in depreciation and amortization of approximately $3.3 million is due to (1) $4.6 million primarily as a result of early lease terminations/changes in useful life in the prior year and assets fully depreciated subsequent to March 31, 2019; offset by (2) $0.6 million in additions to fixed assets as the result of tenant improvements placed in service subsequent to March 31, 2019.
Portfolio Analysis
In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes, as discussed in Note 3, Real Estate. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
Comparison of the Three Months Ended March 31, 2020 and 2019
The following table provides summary information about our results of operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$95,728	$76,485	$19,243	25%
Property operating expense	14,971	11,516	3,455	30%
Property tax expense	9,548	7,890	1,658	21%
Property management fees to non-affiliates	909	916	(7)	(1)%
General and administrative expenses	7,665	4,533	3,132	69%
Corporate operating expenses to affiliates	625	274	351	128%
Depreciation and amortization	41,148	34,777	6,371	18%
Interest expense	19,961	13,807	6,154	45%
Rental Income
The increase in rental income of approximately $19.2 million compared to the same period a year ago is primarily the result of (1) approximately $26.3 million as a result of the Mergers and two properties acquired subsequent to August 2019, (2) approximately $1.9 million in current quarter leasing activity and amendments to existing leases; offset by (3) approximately $4.6 million in expiring leases; (4) approximately $2.1 million of accelerated amortization of intangibles in the current period and terminated leases, and (5) approximately $2.5 million related to two properties sold subsequent to March 31, 2019.
Property Operating Expense
The increase in property operating expense of approximately $3.5 million compared to the same period a year ago is primarily the result of (1) approximately $2.2 million primarily related to the Mergers and two properties acquired subsequent to March 31, 2019, (2) approximately $1.6 million related to two vacated properties that were tenant managed; offset by (3) approximately $0.3 million related to one property sold subsequent to March 31, 2019.
Property Tax Expense
The increase in property tax expense of approximately $1.7 million compared to the same period a year ago is primarily the result of (1) approximately $1.4 million related to the Mergers, (2) approximately $0.5 million related to refunds in prior period; offset by (3) approximately $0.4 million related to property taxes on two properties sold subsequent to March 31, 2019.
General and Administrative Expenses
General and administrative expenses for the three months ended March 31, 2020 increased by approximately $3.1 million compared to the same period a year ago primarily due to an increase of (1) approximately $1.3 million in corporate payroll as a result of the Self-Administration Transaction (see Note 1, Organization, for details), (2) approximately $0.9 million in restricted stock unit expense as a result of RSUs issued in May 2019 and January 2020, and (3) approximately $0.6 million in professional fees, primarily audit and tax fees related to the Mergers.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the three months ended March 31, 2020 increased by approximately $0.4 million mainly due to estimated amounts owed per the Administrative Services Agreement. See Note 11, Related Party Transactions for details.

Depreciation and Amortization
Depreciation and amortization for the three months ended March 31, 2020 increased by approximately $6.4 million as a result of approximately (1) $14.7 million related to the Mergers, and properties acquired during 2019 and 2020 (2) approximately $0.5 million in fixed asset additions in the current year; offset by (3) approximately $5.3 million in fully depreciated or sold assets during the first quarter of 2020 and 2019, and (4) approximately $4.2 million in amortization of the management contract intangible in prior period.
Interest Expense
The increase of approximately $6.2 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $4.1 million as a result of the assumption of the AIG Loan II and BofA/KeyBank Loans and write offs of deferred financing costs related to the Mergers, and (2) approximately $2.3 million related to an increase in borrowing from our revolver of approximately $301.5 million as of March 31, 2020 compared to $0.1 million in the prior period.
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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation net, deferred rent, amortization of in-place lease valuation, acquisition-related costs, financed termination fee, net of payments received, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments and dead deal costs. FFO and AFFO have been revised to include amounts available to both common stockholders and limits partners for all periods presented.
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

Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income	$2,974	$8,656
Adjustments:
Depreciation of building and improvements	22,673	14,767
Amortization of leasing costs and intangibles	18,547	20,003
Equity interest of depreciation of building and improvements - unconsolidated entities	723	671
Equity interest of amortization of intangible assets - unconsolidated entities	1,158	1,158
FFO	46,075	45,255
Distribution to redeemable preferred shareholders	(2,047)	(2,047)
FFO attributable to common stockholders and limited partners	$44,028	$43,208
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$44,028	$43,208
Adjustments:
Revenues in excess of cash received, net	(3,761)	(1,954)
Amortization of share-based compensation	984	—
Deferred rent - ground lease	516	293
Unrealized gains on investments	136	—
Amortization of above/(below) market rent, net	(763)	(914)
Amortization of debt premium/(discount), net	104	7
Amortization of ground leasehold interests	(72)	7
Non-cash earn-out adjustment	(2,581)	—
Financed termination fee payments received	1,500	—
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	234	95
Company's share of amortization of above market rent - unconsolidated entity	924	924
Dead deal costs	50	—
Performance fee adjustment	—	(1,921)
Implementation of lease accounting guidance	—	(2,052)
AFFO available to common stockholders and limited partners	$41,299	$37,693
FFO per share, basic and diluted	$0.17	$0.22
AFFO per share, basic and diluted	$0.16	$0.19

Weighted-average common shares outstanding - basic EPS	229,810,621	168,505,898
OP Units	31,944,678	27,222,065
Weighted-average common shares outstanding - basic FFO/AFFO	261,755,299	195,727,963
Liquidity and Capital Resources
Long-Term Liquidity and Capital Resources
On a long-term basis, our principal demands for funds will be for the payment of operating and capital expenses, including costs associated with re-leasing a property, distributions, including preferred equity distributions and redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, cash needs for items, other than property acquisitions, will be met from funds from operations and our Revolving Credit Facility. After a purchase contract is executed that contains specific terms, the property will not be purchased until the successful completion of due diligence, which includes review of the title insurance commitment, an appraisal and an environmental analysis. In some instances, the proposed acquisition will require the negotiation of final binding agreements, which may include financing documents. During this period, we may decide to repay debt as allowed under the loan agreements or temporarily invest in certain investments that could yield lower returns than the properties. These lower returns may affect our ability to make distributions.

COVID-19
The COVID-19 outbreak continues to significantly adversely impact global commercial activity and has contributed to significant volatility in financial markets. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 outbreak. Nevertheless, the COVID-19 outbreak presents material uncertainty and risk with respect to our performance and financial results, such as the potential negative impact on occupancy at our properties, financing arrangements, increased costs of operations, changes in law and/or regulations, and uncertainty regarding government and regulatory policy.
While the long-term impact of the COVID-19 outbreak to our business is not yet known, our management believes we are well positioned from a liquidity perspective with $191.7 million of immediate liquidity as of March 31, 2020, consisting of $140.9 million undrawn on our Revolving Credit Facility and $50.8 million of cash on hand. In April 2020, we borrowed an additional $125.0 million from our Revolving Credit Facility for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. See “Item 1A. Risk Factors” within “Part II - Other Information” of this quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.
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
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. For the first quarter of 2020, only those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in accordance with the terms of the SRP, and the SRP was officially suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. The DRP was officially suspended as of March 8, 2020. The SRP and DRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP and DRP. The Board reserves the right to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.
Distribution Rate
On February 27, 2020, we disclosed that our Board was evaluating a strategic transaction. Shortly after our announcement, the rate of the COVID-19 virus began to materially increase in the United States, leading to widespread market volatility and economic uncertainty. During this period, we have focused on ensuring the health and safety of our employees while continuing to actively manage our real estate portfolio.
We remain focused on the future prospects of our Company. In addition to the previously disclosed strategic transaction, the current market environment may present compelling investment opportunities which could serve to enhance our long-term value and performance. Our ability to react quickly and effectively to these opportunities will be closely tied to our cash on hand and access to additional liquidity.
For these reasons, our Board decided that it is prudent to limit the annualized distribution rate to $0.35/share, all-cash, subject to adjustments for class-specific expenses. This change commenced with distributions during the month of April 2020, and paid in early May 2020.
Second Amended and Restated Credit Agreement
On April 30, 2019, we, through the Current Operating Partnership, entered into that certain Second Amended and Restated Credit Agreement related to a Revolving Credit Facility and the Term Loans with a syndicate of lenders, under which KeyBank serves as administrative agent.

Pursuant to the Second Amended and Restated Credit Agreement, we were provided with a Revolving Credit Facility in an initial commitment amount of $750.0 million (the "Revolving Commitment"), a five-year term loan (the "2023 Term Loan") in an initial commitment amount of $200.0 million (the "2023 Term Commitment"), a five-year term loan (the "2024 Term Loan") in an initial commitment amount of $400.0 million (the "2024 Term Commitment"), and a seven-year term loan (the "2026 Term Loan") in an initial commitment amount of $150.0 million (the "2026 Term Commitment"), which commitments may be increased under certain circumstances up to a maximum total commitment of $2.0 billion. Any increase in the total commitment will be allocated to the Revolving Credit Facility and/or the Term Loans in such amounts as the Current Operating Partnership and KeyBank may determine. The KeyBank Loans are evidenced by promissory notes that are substantially similar related to each lender and the amount committed by such lender. Increases in the commitment amount must be made in amounts of not less than $25.0 million, and increases of $25.0 million in increments in excess thereof, provided that such increases do not exceed the maximum total commitment amount of $2.0 billion. The Current Operating Partnership may also reduce the amount of the Revolving Commitment in increments of $50.0 million, provided that at no time will the Revolving Credit Facility be less than $150.0 million, and such a reduction will preclude the Current Operating Partnership's ability to later increase the commitment amount. The Revolving Credit Facility may be prepaid and terminated, in whole or in part, at any time without fees or penalty.
The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022. The Revolving Credit Facility may be extended for a one-year period if certain conditions are met and the Current Operating Partnership pays an extension fee. Payments under the Revolving Credit Facility are interest only and are due on the first day of each quarter. Amounts borrowed under the Revolving Credit Facility may be repaid and reborrowed, subject to the terms of the Second Amended and Restated Credit Agreement.
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
The KeyBank Loans have an interest rate calculated based on LIBOR plus the applicable LIBOR margin, as provided in the Second Amended and Restated Credit Agreement, or the Base Rate plus the applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of our Current Operating Partnership, us, and our subsidiaries, as disclosed in the periodic compliance certificate provided to our administrative agent each quarter. If the Current Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
LIBOR is expected to be discontinued after 2021. As of March 31, 2020, our KeyBank Loans and $750.0 million in notional value of derivatives are indexed to LIBOR which mature after 2021. The agreement governing our KeyBank Loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure that any transition away from LIBOR will have minimal impact on our financial condition, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.
As of March 31, 2020, the remaining capacity pursuant to the Revolving Credit Facility was $140.9 million.

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
The following table sets forth a summary of the interest rate swaps at March 31, 2020 and December 31, 2019 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$(1,048)	$(43)	$425,000	$425,000
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	(1,761)	—	150,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(1,222)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(992)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(14,647)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(11,744)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(11,753)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(11,837)	(5,749)	100,000	100,000
Total				$(55,004)	$(24,146)	$1,175,000	$850,000

(1)
We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.

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
Distributions for Perpetual Convertible Preferred Shares
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$2,086,233	$5,462	$19,982	$796,579	$1,264,210
Interest on outstanding debt obligations (2)	431,934	57,070	150,216	115,090	109,558
Interest rate swaps (3)	26,669	2,348	10,616	10,616	3,089
Ground lease obligations	296,135	1,133	3,062	3,833	288,107
Total	$2,840,971	$66,013	$183,876	$926,118	$1,664,964

(1)	Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.

(2)
Projected interest payments are based on the outstanding principal amounts at March 31, 2020. Projected interest payments on the Revolving Credit Facility and Term Loan are based on the contractual interest rates in effect at March 31, 2020.

(3)	The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of March 31, 2020.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances decreased by approximately $20.7 million during the three months ended March 31, 2020 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Net cash provided by operating activities	$39,554	$41,056	$(1,502)
Net cash used in investing activities	$(27,113)	$(5,589)	$(21,524)
Net cash used in financing activities	$(30,108)	$(32,424)	$2,316
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2020, we generated $39.6 million in cash from operating activities compared to $41.1 million for the three months ended March 31, 2019. Net cash provided by operating activities before changes in operating assets and liabilities for three months ended March 31, 2020 decreased by approximately $0.9 million to approximately $39.9 million compared to approximately $40.8 million for the three months ended March 31, 2019.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019	Increase (decrease)
Sources of cash provided by investing activities:
Real estate acquisition deposits	$1,047	$500	$547
Distributions of capital from investment in unconsolidated entities	2,151	1,779	372
Purchase of investments	(810)	—	(810)
Total sources of cash provided by investing activities	$2,388	$2,279	$109
Uses of cash for investing activities:
Acquisition of properties, net	$(16,584)	$—	$(16,584)
Payments for construction in progress	(12,587)	(7,821)	(4,766)
Reserves for tenant improvements	(330)	—	(330)
Improvements to real estate	—	(47)	47
Total uses of cash provided by investing activities	$(29,501)	$(7,868)	$(21,633)
Net cash provided by investing activities	$(27,113)	$(5,589)	$(21,524)
Financing Activities. Cash used in financing activities for the three months ended March 31, 2020 and 2019 consisted of the following (in thousands).

	Three Months Ended March 31,
	2020	2019	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - KeyBank Loans	$90,000	$—	$90,000
Issuance of common stock, net of discounts and underwriting costs	4,699	—	4,699
Total sources of cash provided by financing activities	$94,699	$—	$94,699
Uses of cash provided by financing activities:
Principal amortization payments on secured indebtedness	$(1,722)	$(1,619)	$(103)
Offering costs	(303)	—	(303)
Repurchase of common stock	(96,520)	—	(96,520)
Distributions to noncontrolling interests	(4,362)	(3,469)	(893)
Distributions to preferred units subject to redemption	(2,047)	(2,047)	—
Distributions to common stockholders	(19,853)	(25,280)	5,427
Payment of offering costs - preferred shares	—	(9)	9
Total sources of cash used by financing activities	$(124,807)	$(32,424)	$(92,383)
Net cash used by financing activities	$(30,108)	$(32,424)	$2,316
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
Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the three months ended March 31, 2020 and year ended December 31, 2019 (dollars in thousands):

	Three Months Ended March 31, 2020			Year Ended December 31, 2019
Distributions paid in cash — noncontrolling interests	$4,362			$16,865
Distributions paid in cash — common stockholders	19,853			90,116
Distributions paid in cash — preferred stockholders	2,047			8,188
Distributions of DRP	12,117			41,060
Total distributions	$38,379	(1)		$156,229
Source of distributions (2)
Paid from cash flows provided by operations	$26,262		68%	$115,169	74%
Offering proceeds from issuance of common stock pursuant to the DRP	12,117		32%	41,060	26%
Total sources	$38,379	(3)	100%	$156,229	100%

Net cash provided by operating activities	$39,554			$160,849

(1)
Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of March 31, 2020 were $12.3 million for common stockholders and noncontrolling interests.

(2)	Percentages were calculated by dividing the respective source amount by the total sources of distributions.

(3)	Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2020, we paid and declared cash distributions of approximately $31.6 million to common stockholders including shares issued pursuant to the DRP and approximately $4.4 million to the limited partners of our Current Operating Partnership, as compared to FFO, attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the three months ended March 31, 2020 of approximately $44.0 million and $41.3 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through March 31, 2020, we paid approximately $776.8 million of cumulative distributions (excluding preferred distributions), including approximately $305.9 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $490.2 million.
Off-Balance Sheet Arrangements
As of March 31, 2020, we had approximately $8.2 million in an outstanding letter of credit which is not reflected on our balance sheet.
Subsequent Events
See Note 15, Subsequent Events, to the consolidated financial statements.

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
On March 10, 2020, we entered into three interest rate swap agreements to hedge variable cash flows associated with LIBOR. Three interest rate swaps became effective on March 10, 2020, and have a term of approximately five and half years with notional amounts of $150.0 million, $100.0 million and $75.0 million.
As of March 31, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $301.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.4 million). As of December 31, 2019, our debt consisted of approximately $1.4 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $536.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.0 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our KeyBank Loans, AIG, AIG II, BOA, BOA/KeyBank loans and our mortgage loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $5.0 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2020.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 3, 2020. Other than the addition of the text below, there have been no material changes from risk factors previously disclosed in our most recent Annual Report on Form 10-K.
The current outbreak of COVID-19, and the future outbreak of other highly infectious or contagious diseases, could adversely impact or disrupt our financial condition, results of operations, cash flows, and performance.
The current outbreak of COVID-19 has had, and another outbreak in the future could have, repercussions across regional and global economies and financial markets. The COVID-19 outbreak in many countries had a significant adverse impact on global economic activity and has contributed to significant volatility and negative pressure in financial markets. As a result, the COVID-19 outbreak is negatively impacting almost every industry in the United States directly or indirectly, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. The significance, extent, and duration of the overall operational and financial impact of the COVID-19 outbreak on our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the actions taken to contain the outbreak or mitigate its impact, and the direct and indirect economic effects of the outbreak and future containment measures, among others. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties, and our financial condition, including our NAV per share, results of operations, cash flows, performance, or our ability to satisfy our debt obligations or to maintain our level of distributions to our stockholders may be adversely impacted or disrupted.
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
During the quarter ended March 31, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
January 31, 2020	—		$—	—
February 29, 2020	—		$—	—
March 31, 2020	548,312	(1)	$9.32	(2)

(1)
534,100 shares redeemed during the quarter ended March 31, 2020, were related to stockholder's death, qualifying disability or determination of incompetence or incapacitation. The remaining shares were missed/correction of the previous quarter redemption requests.

(2)	A description of the maximum number of shares that may be purchased under our SRP is included in the narrative above.
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. For the first quarter of 2020, only those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in accordance with the terms of the SRP, and the SRP was officially suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. The DRP was officially suspended as of March 8, 2020. The SRP and DRP shall remain suspended until such time, if any, as the Board may approve the resumption of the SRP and DRP. The Board reserves the right to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.
Since July 31, 2014, and through March 31, 2020, we redeemed 24,778,877 shares (excluding the self-tender offer) of common stock for approximately $233.8 million at a weighted average price per share of $9.44 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, we have honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020.
For the first quarter of 2020, only those redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. During the three months ended March 31, 2020, we received regular redemption requests (other than those due to death, disability or incapacitation) for 4,664,765 shares of common stock that were not redeemed due to the suspension of the SRP.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION

(a)	During the quarter ended March 31, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.

(b)	During the quarter ended March 31, 2020, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS

The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Form of Time-Based Restricted Stock Unit Agreement (Employees)
10.2*	Form of Time-Based Restricted Stock Unit Agreement (NEOs)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended March 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 11, 2020	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)