Form 10-Q
period 2020-06-30
Griffin Capital Essential Asset REIT, Inc.
filed 2020-08-10
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

As of August 5, 2020, there were 554,920 shares of Class T common stock, 1,802 shares of Class S common stock, 40,688 shares of Class D common stock, 1,892,807 shares of Class I common stock, 24,281,704 shares of Class A common stock, 47,180,973 shares of Class AA common stock, 916,682 shares of Class AAA common stock, and 155,315,836 shares of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.

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
See the risk factors identified in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended  December 31, 2019 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC for a discussion of some, although not all, of the risks and uncertainties that could cause actual results to differ materially from those presented in our forward-looking statements.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$167,535	$54,830
Restricted cash	33,643	58,430
Real estate:
Land	453,826	458,339
Building and improvements	3,084,557	3,043,527
Tenant origination and absorption cost	745,039	744,773
Construction in progress	43,002	31,794
Total real estate	4,326,424	4,278,433
Less: accumulated depreciation and amortization	(743,055)	(668,104)
Total real estate, net	3,583,369	3,610,329
Investments in unconsolidated entities	4,093	11,028
Intangible assets, net	11,267	12,780
Deferred rent receivable	85,431	73,012
Deferred leasing costs, net	49,630	49,390
Goodwill	229,948	229,948
Due from affiliates	799	837
Right of use asset	40,637	41,347
Other assets	36,970	33,571
Total assets	$4,243,322	$4,175,502
LIABILITIES AND EQUITY
Debt, net	$2,175,519	$1,969,104
Restricted reserves	14,032	14,064
Interest rate swap liability	61,318	24,146
Redemptions payable	—	96,648
Distributions payable	6,825	15,530
Due to affiliates	5,852	10,883
Intangible liabilities, net	29,762	31,805
Lease liability	45,329	45,020
Accrued expenses and other liabilities	109,617	96,389
Total liabilities	2,448,254	2,303,589
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	—	20,565
Noncontrolling interests subject to redemption; 556,099 and 554,110 units as of June 30, 2020 and December 31, 2019, respectively	4,579	4,831
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 229,897,937 and 227,853,720 shares outstanding in the aggregate as of June 30, 2020 and December 31, 2019, respectively(1)	230	228
Additional paid-in capital	2,101,492	2,060,604
Cumulative distributions	(773,214)	(715,792)
Accumulated earnings	157,350	153,312
Accumulated other comprehensive loss	(54,521)	(21,875)
Total stockholders’ equity	1,431,337	1,476,477
Noncontrolling interests	234,152	245,040
Total equity	1,665,489	1,721,517
Total liabilities and equity	$4,243,322	$4,175,502
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of June 30, 2020.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Rental income	$105,427	$103,356	$201,155	$179,841
Expenses:
Property operating expense	12,922	12,858	27,893	24,374
Property tax expense	9,413	9,782	18,961	17,672
Property management fees to non-affiliates	839	882	1,748	1,798
General and administrative expenses	7,408	5,656	15,073	10,189
Corporate operating expenses to affiliates	625	450	1,250	724
Impairment provision	12,623	—	12,623	—
Depreciation and amortization	39,881	36,094	81,029	70,871
Total expenses	83,711	65,722	158,577	125,628
Income before other income and (expenses)	21,716	37,634	42,578	54,213
Other income (expenses):
Interest expense	(19,046)	(20,275)	(39,007)	(34,082)
Other income (loss), net	354	(311)	3,054	1,480
Loss from investment in unconsolidated entities	(1,444)	(460)	(2,071)	(1,108)
Management fee revenue from affiliates	—	1,627	—	6,368
Gain from disposition of asset	4,268	—	4,268	—
Net income	5,848	18,215	8,822	26,871
Distributions to redeemable preferred shareholders	(2,047)	(2,047)	(4,094)	(4,094)
Net income attributable to noncontrolling interests	(457)	(1,880)	(568)	(3,077)
Net income attributable to controlling interest	3,344	14,288	4,160	19,700
Distributions to redeemable noncontrolling interests attributable to common stockholders	(43)	(80)	(122)	(159)
Net income attributable to common stockholders	$3,301	$14,208	$4,038	$19,541
Net income attributable to common stockholders per share, basic and diluted	$0.01	$0.06	$0.02	$0.10
Weighted average number of common shares outstanding, basic and diluted	229,879,280	228,226,047	229,844,960	202,507,854
Cash distributions declared per common share	$0.09	$0.16	$0.23	$0.33
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,848	$18,215	$8,822	$26,871
Other comprehensive loss:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(89)	—	(178)
Change in fair value of swap agreements	(6,284)	(12,713)	(37,110)	(20,762)
Total comprehensive income (loss)	(436)	5,413	(28,288)	5,931
Distributions to redeemable preferred shareholders	(2,047)	(2,047)	(4,094)	(4,094)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(43)	(80)	(122)	(159)
Comprehensive (income) loss attributable to noncontrolling interests	299	(391)	3,895	(180)
Comprehensive income ( loss) attributable to common stockholders	$(2,227)	$2,895	$(28,609)	$1,498
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Deferred equity compensation	7,336	—	75	—	—	—	75	—	75
Cash distributions to common stockholders	—	—	—	(21,803)	—	—	(21,803)	—	(21,803)
Issuance of shares for distribution reinvestment plan	695,872	1	6,672	(6,673)	—	—	—	—	—
Reclassification of common stock subject to redemption	—	—	(6,673)	—	—	—	(6,673)	—	(6,673)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,585)	(4,585)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	5,333	—	5,333	1,197	6,530
Other comprehensive loss	—	—	—	—	—	(6,729)	(6,729)	(1,408)	(8,137)
Balance as of March 31, 2019	174,981,549	$175	$1,556,835	$(599,453)	$133,858	$(9,138)	$1,082,277	$227,394	$1,309,671
Deferred equity compensation	349	—	648	—	—	—	648	—	648
Cash distributions to common stockholders	—	—	—	(26,296)	—	—	(26,296)	—	(26,296)
Issuance of shares for distribution reinvestment plan	921,864	1	8,805	(8,806)	—	—	—	—	—
Repurchase of common stock	(10,348,142)	(10)	(98,918)	—	—	—	(98,928)	—	(98,928)
Reclassification of common stock subject to redemption	—	—	(19,175)	—	—	—	(19,175)	—	(19,175)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	269	269
Issuance of stock dividends	—	—	—	(2,067)	—	—	(2,067)	—	(2,067)
Mergers	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,903)	(4,903)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(181)	—	—	—	(181)	—	(181)
Net income	—	—	—	—	14,208	—	14,208	1,880	16,088
Other comprehensive loss	—	—	—	—	—	(11,314)	(11,314)	(1,489)	(12,803)
Balance as of June 30, 2019	243,610,554	$244	$2,194,174	$(636,622)	$148,066	$(20,452)	$1,685,410	$253,179	$1,938,589

Balance as of December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	17,836	—	984	—	—	—	984	—	984
Cash distributions to common stockholders	—	—	—	(23,627)	—	—	(23,627)	—	(23,627)
Issuance of shares for distribution reinvestment plan	1,297,656	1	12,116	(7,962)	—	—	4,155	—	4,155
Repurchase of common stock	(548,312)	—	(5,110)	—	—	—	(5,110)	—	(5,110)
Reclass of common stock subject to redemption	—	—	(85,180)	—	—	—	(85,180)	—	(85,180)
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	802	802
Issuance of stock dividends	617,327	1	5,766	(5,748)	—	—	19	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,069)	(5,069)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(604)	—	—	—	(604)	—	(604)
Net income	—	—	—	—	737	—	737	111	848
Other comprehensive loss	—	—	—	—	—	(27,118)	(27,118)	(3,708)	(30,826)
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of March 31, 2020	229,671,555	$230	$1,992,717	$(753,129)	$154,049	$(48,993)	$1,344,874	$237,165	$1,582,039
Deferred equity compensation	20,138	—	1,139	—	—	—	1,139	—	1,139
Cash distributions to common stockholders	—	—	—	(20,087)	—	—	(20,087)	—	(20,087)
Issuance of shares for distribution reinvestment plan	(220)	—	(2)	2	—	—	—	—	—
Repurchase of common stock	(301)	—	(3)	—	—	—	(3)	—	(3)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	253	253
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(496)	(496)
Reclass of common stock subject to redemption	—	—	105,745	—	—	—	105,745	—	105,745
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	266	266
Issuance of stock dividends	206,765	—	1,922	—	—	—	1,922	—	1,922
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,731)	(2,731)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs	—	—	(26)	—	—	—	(26)	—	(26)
Net income	—	—	—	—	3,301	—	3,301	457	3,758
Other comprehensive loss	—	—	—	—	—	(5,528)	(5,528)	(756)	(6,284)
Balance as of June 30, 2020	229,897,937	$230	$2,101,492	$(773,214)	$157,350	$(54,521)	$1,431,337	$234,152	$1,665,489
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2020	2019
Operating Activities:
Net income	$8,822	$26,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	46,198	34,630
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	34,831	36,241
Amortization of below market leases, net	(1,240)	(1,768)
Amortization of deferred financing costs and debt premium	1,278	4,287
Amortization of swap interest	63	63
Deferred rent	(12,441)	(4,588)
Deferred rent, ground lease	1,033	749
Termination fee revenue - receivable from tenant, net	—	(9,001)
Gain from sale of depreciable operating property	(4,268)	—
Gain on fair value of earn-out	(2,581)	—
Loss from investment in unconsolidated entities	2,071	1,108
Impairment provision	12,623	—
Loss from investments	12	465
Stock-based compensation	2,124	723
Performance distribution allocation (non-cash)	—	(2,604)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(7,213)	10,788
Restricted reserves	188	268
Accrued expenses and other liabilities	3,277	(18,536)
Due to affiliates, net	(2,060)	8,587
Net cash provided by operating activities	82,717	88,283
Investing Activities:
Cash acquired in connection with the Mergers, net of acquisition costs	—	25,321
Acquisition of properties, net	(16,585)	—
Proceeds from disposition of properties	23,480	—
Restricted reserves	155	2,134
Real estate acquisition deposits	1,047	(1,000)
Payments for construction in progress	(37,379)	(20,612)
Distributions of capital from investment in unconsolidated entities	4,863	3,245
Purchase of investments	(885)	(8,287)
Net cash (used in) provided by investing activities	(25,304)	801
Financing Activities:
Proceeds from borrowings - KeyBank Loans	—	627,000
Proceeds from borrowings - Revolver Loan	215,000	175,854
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	(25,000)	(715,000)
Principal amortization payments on secured indebtedness	(3,521)	(3,252)
Offering costs	(328)	—
Repurchase of common stock	(101,761)	(98,928)
Deferred financing costs	(145)	(5,737)

	Six Months Ended June 30,
	2020	2019
Issuance of common stock, net of discounts and underwriting costs	4,699	(1,679)
Repurchase of noncontrolling interest	(496)	—
Distributions to noncontrolling interests	(7,713)	(8,111)
Distributions to preferred units subject to redemption	(6,141)	(4,094)
Distributions to common stockholders	(44,089)	(48,434)
Net cash provided by (used in) financing activities	30,505	(82,381)
Net increase in cash, cash equivalents and restricted cash	87,918	6,703
Cash, cash equivalents and restricted cash at the beginning of the period	113,260	64,285
Cash, cash equivalents and restricted cash at the end of the period	$201,178	$70,988
Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease in fair value swap agreement	$(37,110)	$(20,762)
Distributions payable to common stockholders	$6,622	$13,330
Distributions payable to noncontrolling interests	$916	$1,692
Common stock issued pursuant to the distribution reinvestment plan	$12,115	$15,479
Issuance of limited partnership units	$—	$25,000
Issuance of stock dividends	$5,747	$—
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $109	$18,884	$—
Payable for construction in progress	$27,504	$2,378
Net assets acquired in Merger in exchange for common shares	$—	$751,278
Implied EA-1 common stock and operating partnership units issued in exchange for net assets acquired in Merger	$—	$751,278
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$28,366

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization
Griffin Capital Essential Asset REIT, Inc. (“GCEAR”) is a self-managed real estate investment trust ("REIT") organized primarily with the purpose of acquiring single tenant net lease properties essential to the business operations of the tenant. GCEAR’s year-end date is December 31.
On December 14, 2018, GCEAR, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”), GCEAR’s wholly-owned subsidiary Globe Merger Sub, LLC (“Merger Sub”), the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“EA-1”), and Griffin Capital Essential Asset Operating Partnership, L.P. (the “EA-1 Operating Partnership”) entered into an Agreement and Plan of Merger (the “Merger Agreement”). On April 30, 2019, pursuant to the Merger Agreement, (i) EA-1 merged with and into Merger Sub, with Merger Sub surviving as GCEAR’s direct, wholly-owned subsidiary (the “Company Merger”) and (ii) the GCEAR II Operating Partnership merged with and into the EA-1 Operating Partnership (the “Partnership Merger” and, together with the Company Merger, the “Mergers”), with the EA-1 Operating Partnership (and now known as the “Current Operating Partnership”) surviving the Partnership Merger. In addition, on April 30, 2019, following the Mergers, Merger Sub merged into GCEAR. In connection with the Mergers, the Company converted EA-1’s Series A cumulative perpetual convertible preferred stock into GCEAR’s newly created Series A cumulative perpetual convertible preferred stock (the “Series A Preferred Shares”). Also on April 30, 2019, the Company converted each EA-1 Operating Partnership unit outstanding into 1.04807 Class E units in the Current Operating Partnership and each unit outstanding in the GCEAR II Operating Partnership converted into one unit of like class in the Current Operating Partnership (the “OP Units”). The Current Operating Partnership and Griffin Capital Real Estate Company, LLC ("GRECO") are the subsidiaries of the Company and are the entities through which the Company conducts its business.
In addition, on December 14, 2018, EA-1 and the EA-1 Operating Partnership entered into a series of transactions, agreements, and amendments to EA-1’s existing agreements and arrangements with EA-1’s former sponsor, Griffin Capital Company, LLC ("GCC"), and Griffin Capital, LLC (“GC LLC”), pursuant to which GCC and GC LLC contributed all of the membership interests of GRECO (including the GRECO employees) and certain assets related to the business of GRECO to the EA-1 Operating Partnership (the "Self-Administration Transaction"). As a result of the Self-Administration Transaction, EA-1 became self-managed and acquired the advisory, asset management and property management business of GRECO. In connection with the Mergers, many of the agreements and amendments entered into by EA-1 as part of the Self-Administration Transaction were assumed by GCEAR pursuant to the Mergers.
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
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its distribution reinvestment plan ("DRP"). Since September 20, 2017, the Company had issued 10,142,771 shares of common stock for aggregate gross proceeds of approximately $96.9 million in these offerings. See Note 9, Equity, for the status of the Follow-On Offering and DRP.
The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of June 30, 2020, the Company owned approximately 87.8% of the OP Units of the Current Operating Partnership. As a result of the contribution of five properties to the Company and the Self-Administration Transaction, the former sponsor and certain of its affiliates owned approximately 10.6% of the limited partnership units of the Current Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of June 30, 2020. The remaining approximately 1.6% OP Units are owned by unaffiliated third parties. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
1. Organization (continued)
As of June 30, 2020, the Company had issued 283,199,595 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the Mergers). There were 229,897,937 shares of common stock outstanding as of June 30, 2020, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of June 30, 2020 and December 31, 2019, the Company had issued approximately $305.8 million and $293.7 million in shares pursuant to the DRP, respectively.
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
2. Basis of Presentation and Summary of Significant Accounting Policies (continued)
During the quarter ended June 30, 2020, the Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings Per Share ("ASC 260-10"). ASC 260-10 requires the computations of basic and diluted earnings per share to be adjusted retroactively for all periods presented to reflect the change in capital structure if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per share computations for those and any prior period consolidated financial statements presented shall be based on the new number of shares.
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
Adoption of New Accounting Pronouncements
During the first quarter of 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
3. Real Estate
As of June 30, 2020, the Company’s real estate portfolio consisted of 99 properties in 25 states consisting substantially of office, warehouse, and manufacturing facilities and one land parcel held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above- and below-market lease valuation.
Depreciation expense for buildings and improvements for the six months ended June 30, 2020 was $46.2 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the six months ended June 30, 2020 was $34.8 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
3. Real Estate (continued)
2020 Acquisition
The purchase price and other acquisition items for the property acquired during the six months ended June 30, 2020 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Expenses	Year of Lease Expiration
Pepsi Bottling Ventures	North Carolina	PepsiCo	2/5/2020	$34,937	526,320	$386	2032
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the acquisition completed during the six months ended June 30, 2020, the Company used a discount rate of 6.25%.
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
The following table summarizes the purchase price allocation of the property acquired during the six months ended June 30, 2020.

Property	Land	Building	Improvements	Tenant origination and absorption costs	In-place lease valuation - (below) / market	Debt discount / (premium)	Total (1)
Pepsi Bottling Ventures	$3,407	$26,813	$954	$4,970	$(712)	$(109)	$35,323
(1)The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles, as of June 30, 2020 and December 31, 2019:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
3. Real Estate (continued)

	June 30, 2020	December 31, 2019
In-place lease valuation (above market)	$43,606	$44,012
In-place lease valuation (above market) - accumulated amortization	(34,415)	(33,322)
In-place lease valuation (above market), net	$9,191	$10,690

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(178)	(164)
Ground leasehold interest (below market), net	2,076	2,090
Intangible assets, net	$11,267	$12,780

In-place lease valuation (below market)	$(68,334)	$(67,622)
Land Leasehold interest (above market)	(3,073)	(3,073)
In-place lease valuation & land leasehold interest - accumulated amortization	41,645	38,890
Intangible liabilities, net	$(29,762)	$(31,805)

Tenant origination and absorption cost	$745,039	$744,773
Tenant origination and absorption cost - accumulated amortization	(384,129)	(354,379)
Tenant origination and absorption cost, net	$360,910	$390,394
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of June 30, 2020 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
Remaining 2020	$(1,051)	$29,809	$(146)	$2,659
2021	$(2,118)	$57,995	$(290)	$5,911
2022	$(2,519)	$54,892	$(290)	$5,916
2023	$(2,466)	$50,095	$(290)	$5,788
2024	$(1,649)	$37,730	$(291)	$5,553
2025	$(1,182)	$27,445	$(290)	$5,439
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

	Balance as of
	June 30, 2020	December 31, 2019
Cash reserves	$21,572	$48,129
Restricted Lockbox	12,071	10,301
Total	$33,643	$58,430
Sale of Property
On June 30, 2020, the Company sold the Bank of America II property located at 1800 Tapo Canyon in Simi Valley, California for total proceeds of $24.5 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $19.6 million. Upon the sale of the property, the Company recognized a gain of approximately $4.3 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
3. Real Estate (continued)
Impairments
2200 Channahon Road & Houston Way I
During the six months ended June 30, 2020, the Company recorded an impairment provision of approximately $12.6 million as it was determined that the carrying value of the real estate would not be recoverable on two properties. This impairment resulted from changes in longer absorption periods and lower market rents. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.

4. Investments in Unconsolidated Entities
Heritage Commons X, LTD
In June 2018, the Company, through an SPE, wholly owned by the Current Operating Partnership, formed a joint venture (the "Heritage Commons X") for the construction and ownership of a four-story, Class "A" office building with a net rentable area of approximately 200,000 square feet located in Fort Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property was completed in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA.
On July 17, 2019, Heritage Commons X sold the Heritage Commons Property.
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
The interests discussed above are deemed to be variable interests in variable interest entities ("VIE") and based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its carrying value in the investments and the Company's outstanding letter of credit of approximately $8.2 million.
Impairment
During the six months ended June 30, 2020, the Company recognized an other-than-temporary impairment loss on its investments in the unconsolidated Digital Realty Trust, Inc. joint venture. The impairment loss is a result of revised market rental rate expectations and tenant rents. The impairment loss is included in "Loss from investment in unconsolidated entities" on the Company's consolidated statements of operations. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4. Investments in Unconsolidated Entities (continued)

As of June 30, 2020, the balance of the investments are shown below:

	Digital Realty Joint Venture	Heritage Commons X	Total
Balance as of December 31, 2019	$10,584	$444	$11,028
Net loss	(165)	—	(165)
Distributions	(4,863)	—	(4,863)
Impairment	(1,907)	—	(1,907)
June 30, 2020	$3,649	$444	$4,093
5. Debt
As of June 30, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	June 30, 2020	December 31, 2019	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$20,468	$20,723	4.18%	April 2023	4.61%
Midland Mortgage Loan	99,213	100,249	3.94%	April 2023	4.12%
Emporia Partners Mortgage Loan	1,869	2,104	5.88%	September 2023	5.97%
Samsonite	20,667	21,154	6.08%	September 2023	5.12%
Highway 94 loan	15,154	15,610	3.75%	August 2024	4.76%
Pepsi Bottling Ventures Loan	18,766	—	3.69%	October 2024	3.91%
AIG Loan II	126,970	126,970	4.15%	November 2025	4.92%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	104,828	105,762	4.96%	February 2029	5.08%
Total Mortgage Debt	1,032,935	1,017,572
Revolving Credit Facility (3)	401,500	211,500	LIBO Rate + 1.45%	June 2023	1.74%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	1.67%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	1.66%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.75%	April 2026	1.98%
Total Debt	2,184,435	1,979,072
Unamortized Deferred Financing Costs and Discounts, net	(8,916)	(9,968)
Total Debt, net	$2,175,519	$1,969,104
(1)Including the effect of the interest rate swaps agreements with a total notional amount of $750.0 million, the weighted average interest rate as of June 30, 2020 was 3.26% for both the Company’s fixed-rate and variable-rate debt combined and 3.62% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of June 30, 2020 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of May 28, 2020 (effective date) was 0.17%. The Revolving Credit Facility has an initial term of approximately two years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.
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
The KeyBank Loans have an interest rate calculated based on London Interbank Offered Rate (LIBOR) plus the applicable LIBOR margin, as provided in the Second Amended and Restated Credit Agreement, or the Base Rate plus the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5. Debt (continued)
applicable base rate margin, as provided in the agreement. The applicable LIBOR margin and base rate margin are dependent on the consolidated leverage ratio of the Current Operating Partnership, the Company, and the Company's subsidiaries, as disclosed in the periodic compliance certificate provided to our administrative agent each quarter. If the Current Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will be dependent on such rating.
The Second Amended and Restated Credit Agreement relating to the Revolving Credit Facility provides that the Current Operating Partnership must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
•there must be no less than 15 Pool Properties at any time;
•no greater than 15% of the aggregate pool value may be contributed by a single Pool Property or tenant;
•no greater than 15% of the aggregate pool value may be contributed by Pool Properties subject to ground leases;
•no greater than 20% of the aggregate pool value may be contributed by Pool Properties which are under development or assets under renovation;
•the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%; and
•other limitations as determined by KeyBank upon further due diligence of the Pool Properties.
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
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the Current Operating Partnership to comply with the following at all times, which will be tested on a quarterly basis:
•a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;
•a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including OP Units in the Current Operating Partnership), minus 75% of the amount of any payments used to redeem the Company's stock or the OP Units in the Current Operating Partnership, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in EA-1 in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H);
•upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth plus 75% of net future equity issuances (including OP Units in the Current Operating Partnership) should we publicly list our shares;
•a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;
•a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5. Debt (continued)
•a minimum unsecured interest coverage ratio of 2.00:1.00;
•a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value;
•aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value; and
•a maximum payout ratio of not greater than 95% commencing for the quarter ended September 30, 2019.
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Current Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2020.
6.  Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by expected cash payments principally related to borrowings and interest rates. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
Derivative Instruments
On March 10, 2020, the Company entered into three interest rate swap agreements to hedge variable cash flows associated with LIBOR. The swap agreements became effective on March 10, 2020, and have a term of approximately five years with notional amounts of $150.0 million, $100.0 million and $75.0 million.
The Company also has entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR based variable-rate debt, including the Company's KeyBank Loans. The change in the fair value

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
6.  Interest Rate Contracts (continued)
of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income ("AOCI") and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at June 30, 2020 and December 31, 2019:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Liabilities:
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$—	$(43)	$425,000	$425,000
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	(3,256)	—	150,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(2,223)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(1,737)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(15,859)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(12,714)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(12,722)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(12,807)	(5,749)	100,000	100,000
Total				$(61,318)	$(24,146)	$1,175,000	$850,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability", in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2020	2019
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount recognized in AOCI on derivatives	$(38,723)	$(19,107)
Amount of loss (gain) reclassified from AOCI into earnings under “Interest expense”	$1,613	$(1,655)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$39,007	$34,082
During the twelve months subsequent to June 30, 2020, the Company estimates that an additional $13.7 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision provided that if the Company defaults on any of the Company's indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2020 and December 31, 2019, the fair value of interest rate swaps that were in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $61.3 million and $24.1 million, respectively. As of June 30, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Accrued CIP	$27,504	$16,596
Prepaid tenant rent	19,527	20,510
Real estate taxes payable	14,558	13,385
Interest payable	10,252	12,264
Deferred compensation	8,263	9,209
Property operating expense payable	6,962	7,752
Other liabilities	22,551	16,673
Total	$109,617	$96,389
8. Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2020 and the year ended December 31, 2019.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2020 and December 31, 2019:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2020
Interest Rate Swap Liability	$(61,318)	$—	$(61,318)	$—
Earn-out Liability (due to affiliates)	$(338)	$—	$—	$(338)
Corporate Owned Life Insurance Asset	$4,007	$—	$4,007	$—
Mutual Funds Asset	$5,563	$5,563	$—	$—
Deferred Compensation Liability	$(8,263)	$—	$(8,263)	$—

December 31, 2019
Interest Rate Swap Liability	$(24,146)	$—	$(24,146)	$—
Earn-out Liability (due to affiliates)	$(2,919)	$—	$—	$(2,919)
Corporate Owned Life Insurance Asset	$2,134	$—	$2,134	$—
Mutual Funds Asset	$6,983	$6,983	$—	$—
Deferred Compensation Liability	$(9,209)	$—	$(9,209)	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
8. Fair Value Measurements (continued)
Earn-outs
In connection with the Self-Administration Transaction, the Current Operating Partnership will pay GCC in cash earn-out consideration ("Cash Earn-Out") equal to (i) 37.25% of the amounts received by the Company's advisor as advisory fees pursuant to the Company's advisory agreement with respect to the incremental common equity invested in the Company's follow-on public offering from April 30, 2019 through the termination of the Company's follow-on public offering, plus (ii) 37.25% of the amounts that would have been received by the Company's advisor as performance distributions pursuant to the Current Operating Partnership agreement with respect to assets acquired by the Company from April 30, 2019 through the termination of the follow-on public offering. The Cash Earn-Out consideration will accrue on an ongoing basis; provided that such cash earn-out consideration will in no event exceed an amount equal to 2.5% of the aggregate dollar amount of common equity invested in the Company pursuant to its follow-on public offering from April 30, 2019 through the termination of such follow-on public offering.
The Company estimates the fair value of the Cash Earn-Out liability using a discounted cash flow. The estimate requires the Company to make various assumptions about future equity raised, capitalization rates and annual net operating income growth. The liability is considered a Level 3 input in the fair value hierarchy. During the six months ended June 30, 2020, the Company recorded an adjustment of approximately $2.6 million, which is included in "Other income, net" on the consolidated statement of operations as a reduction of the Company's liability. As of June 30, 2020, the fair value of the liability was estimated to be $0.3 million and no payments on the estimated liability have occurred.
Real Estate
For the three months ended June 30, 2020, the Company determined that two of the Company's properties were impaired based upon discounted cash flow analyses where the most significant inputs were the market rental rates, terminal capitalization rate and discount rate. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties as of June 30, 2020.

	Range of Inputs or Inputs
	June 30, 2020
Unobservable Inputs:	2200 Channahon Road	Houston Westway I
Market rent per square foot	$2.00 to $3.00	$15.00 to $17.00
Terminal capitalization rate	9.75%	7.75%
Discount rate	14.00%	9.00%

Investment in Unconsolidated Entities

For the three months ended June 30, 2020, the Company determined that its investment in the Digital Realty Trust, Inc. joint venture was other-than-temporarily impaired. The estimation of value for the Digital Realty Trust, Inc. joint venture includes an analysis of the Company’s share of net assets, after consideration of the fair value of the Digital Realty Trust, Inc. joint venture's assets and liabilities, pursuant to the distribution provisions provided for in the operating agreement. The value of the joint venture's underlying real estate asset was determined using discounted cash flow analyses where the most significant inputs were market rental rates, terminal capitalization rate and discount rate.

The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment on the Company's investment in unconsolidated entities as of June 30, 2020:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
8. Fair Value Measurements (continued)

Range of Inputs or Inputs
Unobservable Inputs:	June 30, 2020
Market rent per kilowatt-hour (kWh)	$90.00 to $100.00
Terminal capitalization rate	6.00%
Discount rate	6.75%

Financial Instruments Disclosed at Fair Value

Financial instruments as of June 30, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2020 and December 31, 2019. The fair value of the ten mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	June 30, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA	$355,791	$375,000	$369,343	$375,000
BOA/KeyBank Loan	$261,602	$250,000	$264,101	$250,000
AIG Loan II	$122,907	$126,970	$122,258	$126,970
AIG Loan	$102,889	$104,828	$101,663	$105,762
Midland	$98,417	$99,213	$99,318	$100,249
Samsonite	$21,723	$20,667	$22,103	$21,154
HealthSpring	$20,724	$20,468	$20,868	$20,723
Pepsi Bottling Ventures	$19,091	$18,766	$—	$—
Highway 94 loan	$14,901	$15,154	$15,101	$15,610
Emporia Partners	$1,893	$1,869	$2,105	$2,104
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2020 and December 31, 2019. See Note 5, Debt, for details.
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
As of June 30, 2020, there were 554,113 shares of Class T common stock, 1,800 shares of Class S common stock, 40,585 shares of Class D common stock, 1,901,412 shares of Class I common stock, 24,245,556 shares of Class A common stock, 47,108,812 shares of Class AA common stock, 951,675 shares of Class AAA common stock, and 155,093,984 shares of Class E common stock outstanding.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9. Equity (continued)
Common Equity
As of June 30, 2020, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, and the DRP offerings, as discussed in Note 1, Organization. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the Mergers) in April 2019 upon the consummation of the Mergers. As of June 30, 2020, there were 229,897,937 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Temporary Suspension of Follow-On Offering, SRP and DRP
In connection with a potential strategic transaction, on February 26, 2020, the Company’s Board approved the temporary suspension of (i) the primary portion of the Company’s Follow-On Offering, effective February 27, 2020; (ii) the Company’s SRP, effective March 28, 2020; and (iii) the Company’s DRP, effective March 8, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020. The Board reserves the right to recommence the Follow-On Offering, if appropriate and at the appropriate time. See Note 15, Subsequent Events, for the updated status of the DRP and SRP.
Distribution Reinvestment Plan (DRP)

The Company has adopted the DRP, which allows stockholders to have dividends and other distributions otherwise distributable to them invested in additional shares of common stock. No sales commissions or dealer manager fees will be paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP is equal to the net asset value ("NAV") per share applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment.  The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC. See Note 15, Subsequent Events, for the status of the DRP.
As of June 30, 2020 and December 31, 2019, the Company had issued approximately $305.8 million and $293.7 million in shares pursuant to the DRP, respectively.
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
Under the SRP, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end (which will be the most recently published NAV). Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. With

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9. Equity (continued)
respect to any pro rata treatment, redemption requests following the death or qualifying disability of a stockholder will be considered first, as a group, followed by requests where pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, which will be redeemed in full to the extent there are available funds, with any remaining available funds allocated pro rata among all other redemption requests. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.
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
The following table summarizes share redemption (excluding the self-tender offer) activity during the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Shares of common stock redeemed	301	—	548,613	—
Weighted average price per share	$9.33	$—	$9.32	$—
Since July 31, 2014 and through June 30, 2020, the Company had redeemed 24,779,178 shares (excluding the self-tender offer) of common stock for approximately $233.8 million at a weighted average price per share of $9.44 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. During the six months ended June 30, 2020, the Company received redemption requests (including those due to death, disability or incapacitation) for 5,079,176 shares of common stock that were not redeemed due to the suspension of the SRP. See Note 15, Subsequent Events, for the status of the SRP.
Issuance of Restricted Stock Units to Executive Officers and Employees
On January 15, 2020, the Company issued 589,248 RSUs to Company employees, including officers, under the Griffin Capital Essential Asset REIT, Inc. Employee and Director Long-Term Incentive Plan (as amended, the "LTIP"). Each RSU represents a contingent right to receive one share of the Company’s Class E Common Stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and will vest in equal, 25% installments on each of December 31, 2020, 2021, 2022, and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective Restricted Stock Unit Award Agreement. The fair value of grants issued was approximately $5.5 million. A total of 3,209 shares were forfeited during the six months ended June 30, 2020.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9. Equity (continued)
Issuance of Restricted Stock to Directors
On June 15, 2020, the Company issued 8,055 shares of restricted stock to each of the Company's independent directors upon his or her reelection to the Company’s Board. Half of the restricted shares vested upon issuance, and the remaining half will vest upon the first anniversary of the grant date, subject to the independent director’s continued service as a director during such vesting period.
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
As of June 30, 2020, noncontrolling interests were approximately 12.20% of total shares and 12.02% of weighted average shares outstanding (both measures assuming OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Current Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
As of June 30, 2020, the limited partners of the Current Operating Partnership owned approximately 31.9 million OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for certain properties, and in connection with the Self-Administration Transaction and other services. Approximately 20.4 million OP Units issued to affiliates have a mandatory hold period until December 2020 and have no voting rights until the units are converted to common shares. In addition, 0.2 million OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Current Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its OP Units in the respective transaction.
The limited partners of the Current Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Current Operating Partnership, the Company, to redeem their OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their OP Units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were 55,946 OP Units redeemed during the six months ended June 30, 2020 and 6,000 units redeemed during the year ended December 31, 2019.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
10. Noncontrolling Interests (continued)
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2020 and year ended December 31, 2019:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Beginning balance	$245,040	$232,203
Contributions/issuance of noncontrolling interests	—	30,039
Reclass of noncontrolling interest subject to redemption	253	—
Repurchase of noncontrolling interest	(496)	—
Issuance of stock dividend for noncontrolling interest	1,068	1,861
Distributions to noncontrolling interests	(7,800)	(19,716)
Allocated distributions to noncontrolling interests subject to redemption	(17)	(42)
Net income	568	3,749
Other comprehensive loss	(4,464)	(3,054)
Ending balance	$234,152	$245,040
Noncontrolling interests subject to redemption
Operating partnership units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the Current Operating Partnership agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.
11. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the six months ended June 30, 2020 and 2019, respectively, and any related amounts payable and receivable as of June 30, 2020 and December 31, 2019:

	Incurred for the Six Months Ended		Receivable as of
	June 30,		June 30,	December 31,
	2020	2019	2020	2019
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$—	$658	$—	$—
Other fees	64	—	114	352
Due from GCC
Reimbursable Expense Allocation	16	—	5	4
Payroll/Expense Allocation	199	251	680	481
Due from Affiliates
Payroll/Expense Allocation	—	1,217	—	—
O&O Costs (including payroll allocated to O&O)	—	157	—	—
Other Fees	—	6,375	—	—
Total	$279	$8,658	$799	$837

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11. Related Party Transactions (continued)

	Incurred for the Six Months Ended		Payable as of
	June 30,		June 30,	December 31,
	2020	2019	2020	2019
Expensed
Operating expenses	$—	$724	$—	$—
Costs advanced by the advisor	994	2,545	1,029	1,164
Consulting fee - shared services	1,250	—	568	441
Capitalized
Leasing commissions	—	2,540	—	—
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	338	2,919
Stockholder Servicing Fee	—	—	3,205	4,994
Other fees	—	20	—	—
Other
Distributions	6,169	—	712	1,365
Total	$8,413	$5,829	$5,852	$10,883
Dealer Manager Agreement
GCEAR entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the dealer manager. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from GCEAR's initial public offering ("IPO"), except as it relates to the share classes offered and the fees to be received by the dealer manager.
Distribution Fees
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company will pay the dealer manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily and is paid monthly in arrears and is calculated based on the average daily NAV for the applicable month (the “Average NAV”).
Conflicts of Interest
Affiliated Dealer Manager
Since Griffin Capital Securities, LLC, the Company's dealer manager, is an affiliate of the Company's former sponsor, the Company does not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. ("GAHR III") and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund") both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager or master placement agent for various private offerings, which will result in competing demands for the Company's dealer manager's time and efforts relating to the distribution of the Company's shares.
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
June 30, 2020
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
Certain Conflict Resolution Procedures
Every transaction that the Company enters into with the Company's dealer manager or its affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and the Company's dealer manager or any of its affiliates. For detailed list of the various restrictions in the Company's charter, see the Company's 2019 Annual Report on Form 10-K filed on March 4, 2020.
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
The Company recognized $155.7 million and $132.5 million of lease income related to operating lease payments for the six months ended June 30, 2020 and 2019, respectively.
The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2020. The Company's current leases have expirations ranging from 2020 to 2044.

As of June 30, 2020
Remaining 2020	$145,369
2021	303,628
2022	305,905
2023	292,005
2024	251,481
Thereafter	1,137,810
Total	$2,436,198
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of June 30, 2020, the Company leased three parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102, December 2095, and September 2102 with no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately six years and no option to renew.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
12. Operating Leases (continued)
The Company incurred operating lease costs of approximately $0.9 million, and $0.6 million for the three months ended June 30, 2020 and 2019, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for three months ended June 30, 2020 and 2019, respectively.
The Company incurred operating lease costs of approximately $1.8 million, and $1.3 million for the six months ended June 30, 2020 and 2019, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million and $0.5 million for the six months ended June 30, 2020 and 2019, respectively.

Lease Term and Discount Rate	As of June 30, 2020
Weighted-average remaining lease term in years.	80.5
Weighted-average discount rate (1)	4.98%
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
        Maturities of lease liabilities as of June 30, 2020 were as follows:

June 30, 2020
Remaining 2020	$815
2021	1,632
2022	1,675
2023	1,741
2024	1,776
Thereafter	286,738
Total undiscounted lease payments	294,377
Less: imputed interest	(249,048)
Total lease liabilities	$45,329
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
14. Declaration of Distributions
On March 30, 2020, the Board elected to change from a quarterly to a monthly declaration of distributions commencing in April 2020 in order to give the Board maximum flexibility due to the current review of a strategic transaction and to monitor and evaluate the situation related to the financial impact of COVID-19 pandemic.  As noted elsewhere, the Company is continuing to closely monitor the impact of the COVID-19 pandemic and believes it is prudent to enact a more conservative cash management strategy due to the current environment.  In light of these considerations, on March 30, 2020, April 28, 2020, May 28, 2020, and June 15, 2020, the Board declared cash distributions in the amount of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of such classes as of the close of each business day of the period from April 1, 2020 through April 30, 2020, from May 1, 2020 through May 31, 2020, from June 1, 2020 through June 30, 2020, and from July 1, 2020 through July 31, 2020, respectively. The Company paid such distributions to each stockholder of record on May 1, 2020, June 1, 2020, July 1, 2020, and August 3, 2020, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

14. Declaration of Distributions (continued)
On April 1, 2020, the Company paid cash distributions for the month of March 2020 in the amount of $0.001502732 per day, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock for stockholders of such classes as of the close of each business day during the period from March 1, 2020 through March 31, 2020.
On April 1, 2020, the Company paid stock distributions at a monthly rate of $0.008333333 worth of shares per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, (equivalent to a $0.10 per share annualized stock distribution), for stockholders of record at the close of business on April 1, 2020.
15. Subsequent Events
Cash Distributions
On July 28, 2020, the Board declared cash distributions for the month of August 2020 of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on August 1, 2020 and ending on August 31, 2020. The Company will pay such distributions to each stockholder of record at such time in September 2020 as determined by the Company’s Chief Executive Officer.
Amendment and Reinstatement of DRP and Partial Reinstatement of SRP
Because the COVID-19 pandemic continues to have a material adverse impact on global commercial real estate activity, contributing to widespread market volatility and economic uncertainty, the Company's potential strategic transaction seems more uncertain at this time. In light of these considerations, on July 16, 2020, the Board approved the (i) reinstatement of the DRP, effective July 27, 2020; (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class; and (iii) partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter.
COVID-19
Subsequent to June 30, 2020, the global and U.S. economies continue to be severely impacted by the COVID-19 pandemic. The consequences of the pandemic and its impact on the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 pandemic and the actions taken to contain it or treat its impact.
In recent months, the Company continues to take certain affirmative steps which the Company believes helps to position the Company in a manner that will assist the Company in withstanding the current uncertainty relating to the COVID-19 pandemic, including the following:
•Proactively communicating with the Company's tenants and property managers to ensure lines of communication remain open related to operations and safety protocols prior to and related to decisions to return to work in accordance with various jurisdictional guidelines;
•Monitoring the near-term solvency and liquidity of the Company's tenants and the extent to which the COVID-19 pandemic may impact their business;
•Regularly communicating with KeyBank regarding availability under the Company's Revolving Credit Facility, which affords the Company with substantial current liquidity;
•Continuing to closely monitor the Company's cash flow projections and actively updating its projections based upon current information, as well as testing for future contingencies; and
•Continuing to evaluate a potential strategic transaction, as well as monitoring market opportunities that could enhance our long-term value and performance.
The Company is currently working with certain tenants that have requested rent relief due to the impact of the COVID-19 pandemic to determine appropriate lease concessions. To date, two lease concessions have been granted. On April 10, 2020, the FASB issued a Staff Q&A to respond to some frequently asked questions about accounting for lease concessions related to the effects of the outbreak of COVID-19 pandemic. Consequently, for concessions related to the effects of the COVID-19 pandemic, an entity will not have to analyze each contract to determine whether enforceable rights and obligations for concessions exist in the contract and can elect to apply or not apply the lease modification guidance to those contracts. Entities may make the elections for any lessor-provided concessions related to the effects of the COVID-19 pandemic (e.g., deferrals of lease payments, cash payments made to the lessee, reduced future lease payments) as long as the concession does not result in a substantial increase in the rights of the lessor or the obligations of the lessee. The Company will continue to evaluate the impact of lease concessions and the appropriate accounting for those concessions. See “Item 1A. Risk Factors” within “Part II - Other Information” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for a discussion about risks that COVID-19 directly or indirectly may pose to the Company's business.

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
Overview
We are a public, self-managed, non-traded REIT that invests primarily in business essential properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As of June 30, 2020, we have 43 employees. The Current Operating Partnership and GRECO are our subsidiaries and are the entities through which we conduct our business. The Current Operating Partnership owns, directly or indirectly, all of the properties that we have acquired.
As of June 30, 2020, our real estate portfolio consisted of 99 properties in 25 states and 114 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to June 30, 2020 was approximately $284.1 million with approximately 59.0% generated by properties leased to tenants and/or guarantors or entities whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 88.6% leased as of June 30, 2020, with a weighted average remaining lease term of 7.2 years, weighted average annual rent increases of approximately 2.0%, and a Consolidated Leverage Ratio of 52.8% as defined in our credit agreement.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended June 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting various levels of quarantines, business and school closures and travel restrictions. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including various levels of “shelter in place” rules, and restrictions on the types of business that may continue to operate at full capacity. We cannot predict when restrictions currently in place will be lifted to some extent or entirely. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate.
We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of August 1, 2020, we received April-June rent payments from approximately 99% of our portfolio and nearly 100% in July. In addition, we received a number of short-term rent relief inquiries from our tenants, most often in the form of rent deferral inquiries, or requests for further discussion from tenants. We believe some of these inquiries were opportunistic in nature and may not have been as a result of a direct financial need due to the outbreak. As of August 1, 2020, we granted two of these deferral requests that deferred three months of rent to be collected during 2021 without interest and represented less than 1% of total revenue for the six months ended June 30, 2020. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the April-July collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.
Our primary focus continues to be protecting the health and well-being of our employees and ensuring that there is limited operational disruption as a result of the COVID-19 pandemic. Some of the primary steps we have taken to accomplish these objectives were: (1) initially instituting elective telework arrangements and then following with mandatory telework arrangements with minor exceptions for certain “essential” business functions, (2) capital investment in technology solutions and hardware, as necessary, to allow for a fully remote workforce, (3) mandatory self-quarantines where necessary, (4) recommendations and FAQs to all employees regarding best practices to avoid infection, as well as steps to take in the event of an infection, (5) temporary prohibition of business travel, other than essential business travel approved by management, and (6) creation of an internal COVID-19 task force that meets weekly to discuss additional safety measures to ensure the safe return of our employees to the office, which plans will be finalized in accordance with applicable local guidelines, when such guidelines are established.
For further discussion regarding risks that COVID-19 directly or indirectly may pose to our business, refer to “Item 1A. Risk Factors” within “Part II - Other Information” of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP. Because the COVID-19 pandemic continues to have a material adverse impact on global commercial real estate activity, contributing to widespread market volatility and economic uncertainty, the potential strategic transaction seems more uncertain at this time. In light of these considerations, on July 16, 2020, our Board approved the (i) reinstatement of the DRP, effective July 27, 2020; (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class; and (iii) partial reinstatement of the SRP, effective August 17, 2020. After March 31, 2020, we (i) ceased publishing a daily updated estimate of our NAV per share; (ii) are continuing our internal procedures for calculating NAV per share; and (iii) will continue to publish updated estimates of our NAV per share on a quarterly basis. We published our updated June 30, 2020 NAV per share on July 17, 2020.
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
We will include the fair value of our liabilities as part of our NAV calculation. Our liabilities include, without limitation, property-level mortgages, interest rate swaps, accrued distributions, the fees payable to the dealer manager, accounts payable, accrued company-level operating expenses, any company or portfolio-level financing arrangements and other liabilities. Liabilities will be valued using widely accepted methodologies specific to each type of liability. Our mortgage debt and related derivatives, if any, will typically be valued at fair value in accordance with GAAP.
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
Set forth below are the components of our daily NAV as of June 30, 2020 and March 31, 2020, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	June 30, 2020	March 31, 2020
Real Estate Asset Fair Value	$4,295,142	$4,431,973
Investments in Unconsolidated Entities	2,485	2,652
Management Company Value	230,000	230,000
Interest Rate Swap (Unrealized Loss)	(64,515)	(56,651)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets, net	151,250	38,293
Total Debt at Fair Value	(2,171,440)	(2,086,121)
NAV	$2,317,922	$2,435,146

Total Shares and OP Units Outstanding	261,628,173	261,935,169
NAV per share	$8.86	$9.30

Our independent valuation firm utilized the discounted cash flow approach for 98 properties in our portfolio with a weighted average of approximately 7.2 years remaining on their existing leases. Since the Pepsi Bottling Ventures property was acquired in February 2020, we did not obtain a valuation for such property and used purchase price in calculating our NAV, in accordance with our valuation procedures. In light of the impact that the COVID-19 pandemic has had on commercial real estate markets, our independent valuation firm made certain changes to cash flow assumptions for some of our properties, which were the primary reasons for the change in estimated NAV as of June 30, 2020 as compared to March 31, 2020. These changes include a reduction in certain market rent growth assumptions and an increase in downtime for certain vacant properties. The following summarizes the range of overall capitalization rates for the 98 properties using the cash flow discount rates:

	Range		Weighted Average
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	14.00%	7.56%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.75%	6.85%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of March 31, 2020 before share/unit sale/redemption activity	$5,208	$17	$382	$17,743	$1,444,892	$669,414	$297,490	$2,435,146
Fund level changes to NAV
Unrealized gain on net assets	(177)	(1)	(14)	(603)	(48,954)	(22,659)	(10,107)	(82,515)
Interest rate swap (unrealized loss)	(17)	—	(1)	(57)	(4,664)	(2,162)	(963)	(7,864)
Dividend accrual	(35)	—	(3)	(164)	(13,456)	(6,280)	(2,782)	(22,720)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(13)	—	—	—	—	(1,042)	(8)	(1,063)
NAV as of June 30, 2020 before share/unit sale/redemption activity	$4,966	$16	$364	$16,919	$1,377,818	$637,271	$283,630	$2,320,984

Unit sale/redemption activity- Dollars
Amount sold	$5	$—	$—	$16	$1,372	$602	$271	$2,266
Amount redeemed and to be paid	—	—	—	—	(4,373)	(951)	(4)	(5,328)
NAV as of June 30, 2020	$4,971	$16	$364	$16,935	$1,374,817	$636,922	$283,897	$2,317,922

NAV as of March 31, 2020	553,623	1,800	40,548	1,889,235	155,197,725	72,307,551	31,944,687	261,935,169
Shares/units sold	491	2	35	1,677	168,447	64,962	29,062	264,676
Shares/units redeemed	—	—	—	—	(468,671)	(102,532)	(467)	(571,670)
Shares/units outstanding as of June 30, 2020	554,114	1,802	40,583	1,890,912	154,897,501	72,269,981	31,973,282	261,628,175

NAV per share as of March 31, 2020	$9.41	$9.40	$9.39	$9.39	$9.31	$9.26
Change in NAV per share/unit	(0.44)	(0.43)	(0.44)	(0.43)	(0.43)	(0.45)
NAV per share as of June 30, 2020	$8.97	$8.97	$8.95	$8.96	$8.88	$8.81
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Revenue Concentration
No lessee or property, based on net rents for the 12-month period subsequent to June 30, 2020, pursuant to the respective in-place leases, was greater than 4.0% as of June 30, 2020.
The percentage of net rents for the 12-month period subsequent to June 30, 2020 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent(1) (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$32,416	11	11.4%
California	28,803	6	10.1
Ohio	26,686	11	9.4
Arizona	25,169	8	8.9
Georgia	24,386	5	8.6
Illinois	21,860	9	7.7
New Jersey	17,874	5	6.3
Colorado	14,276	5	5.0
North Carolina	13,171	6	4.6
Florida	10,617	4	3.7
All Others (2)	68,871	29	24.3
Total	$284,129	99	100.0%
(1)  Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2020 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.
(2)  On an individual basis, All Others are 3.7% or less of total net rents.
The percentage of net rent for the 12-month period subsequent to June 30, 2020, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$40,371	19	14.2%
Health Care Equipment & Services	27,145	10	9.6
Retailing	25,324	8	8.9
Insurance	24,435	10	8.6
Consumer Services	22,152	9	7.8
Telecommunication Services	19,022	5	6.7
Diversified Financials	18,566	5	6.5
Technology Hardware & Equipment	16,175	6	5.7
Consumer Durables & Apparel	14,913	6	5.2
Energy	14,518	4	5.1
All Others (2)	61,508	32	21.7
Total	$284,129	114	100.0%
(1)  Industry classification based on the Global Industry Classification Standard.
(2)  On an individual basis, All Others are 4.3% or less of total net rents.

The percentage of net rent for the 12-month period subsequent to June 30, 2020, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
General Electric Company	$11,255	4.0%
Wood Group Mustang, Inc.	$9,701	3.4%
Southern Company Services, Inc.	$8,779	3.1%
McKesson Corporation	$8,689	3.1%
LPL Holdings, Inc.	$8,213	2.9%
State Farm	$7,249	2.6%
Digital Globe, Inc.	$7,172	2.5%
Restoration Hardware	$7,038	2.5%
Wyndham Hotel Group, LLC	$6,998	2.5%
SB U.S. LLC	$6,565	2.3%
The tenant lease expirations by year based on net rent for the 12-month period subsequent to June 30, 2020 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Net Rent (unaudited)		Number of Lessees	Approx. Square Feet	Percentage of Net Rent
Remaining 2020	$15	(2)	1	10,000	—%
2021	4,590		7	773,700	1.6%
2022	12,050		5	964,400	4.2%
2023	24,323		10	1,425,300	8.6%
2024	46,786		15	3,996,900	16.5%
2025	33,617		20	2,551,500	11.8%
>2026	162,748		56	14,235,700	57.3%
Vacant	—		—	3,075,900	—%
Total	$284,129		114	27,033,400	100.0%

(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.
(2) Includes a licensing agreement which is expected to expire in September 2020.

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 0.6% of our base rental revenue will expire during the period from July 1, 2020 to June 30, 2021. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from July 1, 2020 to June 30, 2021, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019 and in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
Same Store Analysis
For the three months ended June 30, 2020, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 19.5 million square feet, with an acquisition value of $2.9 billion and net rents of $203.2 million subsequent to June 30, 2020. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$79,170	$84,417	$(5,247)	(6)%
Property operating expense	11,043	11,600	(557)	(5)%
Property tax expense	7,874	8,290	(416)	(5)%
Depreciation and amortization	25,702	25,049	653	3%
Interest expense	2,013	2,099	(86)	(4)%
Rental Income
The decrease in rental income of approximately $5.2 million compared to the same period a year ago primarily is a result of (1) approximately $5.9 million in expiring leases and vacancy; and (2) approximately $4.7 million in termination income in the current year compared to prior year; offset by (3) an approximately $5.7 million increase in current quarter leasing activity and amendments to existing leases.
Property Operating Expense
The decrease in property operating expense of approximately $0.6 million compared to the same period a year ago is primarily the result of two vacated properties that were tenant-managed and now are managed by us.
Property Tax Expense
The decrease in property tax expense of approximately $0.4 million compared to the same period a year ago is primarily the result of property tax adjustments.
For the six months ended June 30, 2020, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 19.5 million square feet, with an acquisition value of $2.9 billion and net rents of $203.2 million subsequent to June 30, 2020. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$148,584	$158,406	$(9,822)	(6)%
Property operating expense	23,878	22,733	1,145	5%
Property tax expense	15,865	15,772	93	1%
Depreciation and amortization	52,194	54,815	(2,621)	(5)%
Interest expense	4,040	4,209	(169)	(4)%

Rental Income
The decrease in rental income of approximately $9.8 million compared to the same period a year ago primarily is a result of (1) approximately $10.7 million in expiring leases; (2) approximately $3.2 million in more termination income in the prior year; and (3) approximately $1.1 million of fully amortized and written off intangibles in the current period due to terminations or amendments to existing leases; offset by (4) an approximately $5.5 million increase in current period leasing activity and amendments to existing tenant leases.
Property Operating Expense
The increase in property operating expense of approximately $1.1 million compared to the same period a year ago is the result of approximately $2.0 million related to two vacated properties that were tenant-managed and now are managed by us; offset by approximately $0.5 million in timing of repair and maintenance services.
Depreciation and Amortization
The decrease in depreciation and amortization of approximately $2.6 million is due to (1) $5.1 million primarily as a result of early lease terminations/changes in useful life in the prior year and assets fully depreciated subsequent to June 30, 2019; offset by (2) $1.7 million in additions to fixed assets as the result of tenant improvements placed in service subsequent to June 30, 2019.
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
Comparison of the Three Months Ended June 30, 2020 and 2019
The following table provides summary information about our results of operations for the three months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$105,427	$103,356	$2,071	2%
Property operating expense	12,922	12,858	64	—%
Property tax expense	9,413	9,782	(369)	(4)%
Property management fees to non-affiliates	839	882	(43)	(5)%
General and administrative expenses	7,408	5,656	1,752	31%
Corporate operating expenses to affiliates	625	450	175	39%
Depreciation and amortization	39,881	36,094	3,787	10%
Impairment provision	12,623	—	12,623	100%
Interest expense	19,046	20,275	(1,229)	(6)%
Loss from investment in unconsolidated entities	1,444	460	984	214%
Gain from disposition of asset	4,268	—	4,268	100%

Rental Income
The increase in rental income of approximately $2.1 million compared to the same period a year ago is primarily the result of (1) approximately $9.1 million as a result of the Mergers and two properties acquired subsequent to June 2019; (2) approximately $5.7 million in current quarter leasing activity and amendments to existing tenant leases; and (3) approximately $0.9 million in common area management reconciliations; offset by (4) approximately $6.4 million in expiring leases; (5) approximately $4.7 million in termination income, and (6) approximately $2.8 million related to two properties sold subsequent to June 30, 2019.
Property Tax Expense
The decrease in property tax expense of approximately $0.4 million compared to the same period a year ago is primarily the result of (1) approximately $0.2 million related to refunds in the current period and (2) approximately $0.2 million related to property taxes on one property sold subsequent to June 30, 2019.
General and Administrative Expenses
General and administrative expenses increased by approximately $1.8 million compared to the same period a year ago primarily due to an increase of (1) approximately $0.9 million in corporate payroll as a result of the Mergers (see Note 1, Organization, for details), and (2) approximately $0.5 million in restricted stock unit expense as a result of RSUs issued in May 2019 and during the first and second quarter of 2020.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates increased by approximately $0.2 million mainly due to estimated amounts owed per the Administrative Services Agreement. See Note 11, Related Party Transactions, for details.
Depreciation and Amortization
Depreciation and amortization increased by approximately $3.8 million as a result of (1) approximately $4.6 million related to the Mergers; and (2) approximately $0.6 million in fixed asset additions in the current year; offset by (3) approximately $2.1 million in fully depreciated or sold assets subsequent to June 30, 2019.
Impairment Provision
The increase in impairment provision of approximately $12.6 million compared to the same period a year ago is the result of two impairment provisions recorded during the current year at the 2200 Channahon Road and Houston Way I properties.
Interest Expense
The decrease of approximately $1.2 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $1.6 million as a result of write offs of deferred financing costs related to the Mergers; netted against the assumption of the AIG Loan II and BofA/KeyBank Loans; and (2) approximately $1.0 million as a result of lower interest rates (net of interest rate swaps); offset by (3) approximately $1.2 million related to an increase in borrowing from our revolver of approximately $401.5 million as of June 30, 2020 compared to $176.0 million in the prior period.
Loss from Investment in Unconsolidated Entities
The increase of approximately $1.0 million in loss from investment in unconsolidated entities as compared to the same period in the prior year is primarily the result of approximately $1.9 million related to an other-than-temporary impairment loss on our investments in the unconsolidated Digital Realty Trust, Inc. joint venture; offset by approximately $0.5 million in income recognized in the current period compared to a loss of approximately $0.5 million in the prior period.
Gain from Disposition of Assets
The increase in gain from disposition of assets of approximately $4.3 million compared to the same period a year ago is primarily the result of the sale of the Bank of America II property.

Comparison of the Six Months Ended June 30, 2020 and 2019
The following table provides summary information about our results of operations for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$201,155	$179,841	$21,314	12%
Property operating expense	27,893	24,374	3,519	14%
Property tax expense	18,961	17,672	1,289	7%
Property management fees to non-affiliates	1,748	1,798	(50)	(3)%
General and administrative expenses	15,073	10,189	4,884	48%
Corporate operating expenses to affiliates	1,250	724	526	73%
Depreciation and amortization	81,029	70,871	10,158	14%
Impairment provision	12,623	—	12,623	100%
Interest expense	39,007	34,082	4,925	14%
Loss from investment in unconsolidated entities	2,071	1,108	963	87%
Gain from disposition of asset	4,268	—	4,268	100%
Rental Income
The increase in rental income of approximately $21.3 million compared to the same period a year ago is primarily the result of (1) approximately $34.8 million as a result of the Mergers and two properties acquired subsequent to June 2019; (2) approximately $5.5 million in current quarter leasing activity and amendments to existing tenant leases; and (3) approximately $0.7 million in common area management reconciliations; offset by (4) approximately $10.7 million in expiring leases; (5) approximately $3.2 million in termination income compared to prior year; (6) approximately $1.1 million of accelerated/fully amortized of intangibles in the current period; and (7) approximately $4.9 million related to two properties sold subsequent to June 30, 2019.
Property Operating Expense
The increase in property operating expense of approximately $3.5 million compared to the same period a year ago is primarily the result of (1) approximately $1.2 million primarily related to the Mergers and two properties acquired subsequent to June 30, 2019; (2) approximately $1.9 million related to two vacated properties that were tenant-managed; and (3) approximately $0.7 million in timing on repair and maintenance services performed; offset by (4) approximately $0.6 million related to one property sold subsequent to June 30, 2019.
Property Tax Expense
The increase in property tax expense of approximately $1.3 million compared to the same period a year ago is primarily the result of (1) approximately $2.0 million related to the Mergers; and (2) approximately $0.3 million related to one vacated property that was tenant-managed; offset by (3) approximately $0.8 million related to property taxes on two properties sold subsequent to June 30, 2019.
General and Administrative Expenses
General and administrative expenses for the six months ended June 30, 2020 increased by approximately $4.9 million compared to the same period a year ago primarily due to an increase of (1) approximately $2.1 million in corporate payroll as a result of the Mergers (see Note 1, Organization, for details); (2) approximately $1.4 million in restricted stock unit expense as a result of RSUs issued in May 2019 and the first and second quarter of 2020; and (3) approximately $0.5 million in professional fees, primarily audit and tax fees related to the Mergers.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the six months ended June 30, 2020 increased by approximately $0.5 million mainly due to estimated amounts owed per the Administrative Services Agreement. See Note 11, Related Party Transactions, for details.

Depreciation and Amortization
Depreciation and amortization for the six months ended June 30, 2020 increased by approximately $10.2 million as a result of approximately (1) $18.9 million related to the Mergers, and properties acquired subsequent to June 30, 2019; and (2) approximately $1.3 million increase as a result of fixed asset additions in the current year; offset by (3) approximately $7.0 million in fully depreciated assets and three assets sold subsequent to June 2019; and (4) approximately $4.2 million in amortization of the management contract intangible in prior period.
Impairment Provision
The increase in impairment provision of approximately $12.6 million compared to the same period a year ago is the result of two impairment provisions recorded during the current year at the 2200 Channahon Road and Houston Way I properties.
Interest Expense
The increase of approximately $4.9 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $2.6 million as a result of the assumption of the AIG Loan II and BofA/KeyBank Loans and write offs of deferred financing costs related to the Mergers, and (2) approximately $3.5 million related to an increase in borrowing from our revolver of approximately $401.5 million as of June 30, 2020 compared to $176.0 million in the prior period; offset by (3) approximately $1.1 million as a result of lower interest rates (net of interest rate swaps).
Loss from Investment in Unconsolidated Entities
The increase of approximately $1.0 million in loss from investment in unconsolidated entities as compared to the same period in the prior year is primarily the result of approximately $1.9 million related to an other-than-temporary impairment loss on our investments in the unconsolidated Digital Realty Trust, Inc. joint venture; offset by approximately $0.2 million in loss recognized in the current period compared to a loss of approximately $1.0 million in the prior period.
Gain from Disposition of Assets
The increase in gain from disposition of assets of approximately $4.3 million compared to the same period a year ago is primarily the result of the sale of the Bank of America II property.

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

Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$5,848	$18,215	$8,822	$26,871
Adjustments:
Depreciation of building and improvements	23,525	19,863	46,198	34,630
Amortization of leasing costs and intangibles	16,428	16,224	34,975	36,227
Impairment provision	12,623	—	12,623	—
Equity interest of depreciation of building and improvements - unconsolidated entities	715	693	1,438	1,364
Equity interest of amortization of intangible assets - unconsolidated entities	593	1,158	1,751	2,316
Gain from disposition of assets	(4,268)	—	(4,268)	—
Impairment on unconsolidated entities	1,906	—	1,906	—
FFO	57,370	56,153	103,445	101,408
Distribution to redeemable preferred shareholders	(2,047)	(2,047)	(4,094)	(4,094)
FFO attributable to common stockholders and limited partners	$55,323	$54,106	$99,351	$97,314
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$55,323	$54,106	$99,351	$97,314
Adjustments:
Revenues in excess of cash received, net	(8,679)	(2,634)	(12,440)	(4,588)
Amortization of share-based compensation	1,140	639	2,124	639
Amortization of above/(below) market rent, net	(477)	(854)	(1,240)	(1,768)
Amortization of debt premium/(discount), net	102	75	206	82
Amortization of ground leasehold interests	(72)	7	(144)	14
Deferred rent - ground lease	516	293	1,032	586
Unrealized gains (loss) on investments	(124)	—	12	—
Non-cash lease termination income	—	(10,150)	—	(10,150)
Financed termination fee payments received	1,500	1,508	3,000	1,508
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	271	(33)	505	62
Company's share of amortization of above market rent - unconsolidated entity	495	924	1,419	1,848
Performance fee adjustment	—	(683)	—	(2,604)
Implementation of lease accounting guidance	—	—	—	(2,052)
Non-cash earn-out adjustment	—	—	(2,581)	—
Dead deal costs	2	—	52	—
AFFO available to common stockholders and limited partners	$49,997	$43,198	$91,296	$80,891
FFO per share, basic and diluted	$0.21	$0.21	$0.38	$0.42
AFFO per share, basic and diluted	$0.19	$0.17	$0.35	$0.35

Weighted-average common shares outstanding - basic EPS	229,879,280	228,226,047	229,844,960	202,507,854
OP Units	31,405,492	30,057,625	31,411,333	29,172,626
Weighted-average common shares and OP Units outstanding - basic FFO/AFFO	261,284,772	258,283,672	261,256,293	231,680,480
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
COVID-19
The COVID-19 pandemic continues to significantly adversely impact global commercial activity and has contributed to significant volatility in financial markets. The rapid development and fluidity of this situation precludes any prediction as to the ultimate adverse impact of COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance and financial results, such as the potential negative impact on occupancy at our properties, financing arrangements, increased costs of operations, changes in law and/or regulations, and uncertainty regarding government and regulatory policy.
While the long-term impact of the COVID-19 pandemic to our business is not yet known, our management believes we are well positioned from a liquidity perspective with $344.2 million of immediate liquidity as of June 30 2020, consisting of $176.7 million undrawn on our Revolving Credit Facility and $167.5 million of cash on hand. In April 2020, we borrowed an additional $125.0 million from our Revolving Credit Facility for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. See “Item 1A. Risk Factors” within “Part II - Other Information” of our March 31, 2020 quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.
Primary Offering
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
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020. The Board reserves the right to recommence the Follow-On Offering in the retail marketplace, if appropriate and at the appropriate time.
Share Redemption Program
In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of our SRP, effective March 28, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP, and the SRP was officially suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020.
Because the COVID-19 pandemic continues to have a material adverse impact on global commercial real estate activity, contributing to widespread market volatility and economic uncertainty, the potential strategic transaction seems more uncertain at this time. In light of these considerations, on July 16, 2020, the Board approved the partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter.

Distribution Reinvestment Plan

In connection with a potential strategic transaction, on February 26, 2020, our Board approved the temporary suspension of our DRP, effective March 8, 2020.

Because the COVID-19 pandemic continues to have a material adverse impact on global commercial real estate activity, contributing to widespread market volatility and economic uncertainty, the potential strategic transaction seems more uncertain at this time. In light of these considerations, on July 16, 2020, the Board approved the (i) reinstatement of the DRP, effective

July 27, 2020; and (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class.

Distribution Rate
On February 27, 2020, we disclosed that our Board was evaluating a potential strategic transaction. Shortly after our announcement, the rate of the COVID-19 virus began to materially increase in the United States, leading to widespread market volatility and economic uncertainty. During this period, we have focused on ensuring the health and safety of our employees while continuing to actively manage our real estate portfolio.
We remain focused on the future prospects of our Company. In addition to the previously disclosed a potential strategic transaction, the current market environment may present compelling investment opportunities which could serve to enhance our long-term value and performance. Our ability to react quickly and effectively to these opportunities will be closely tied to our cash on hand and access to additional liquidity.
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
LIBOR is expected to be discontinued after 2021. As of June 30, 2020, our KeyBank Loans and $750.0 million in notional value of derivatives are indexed to LIBOR which mature after 2021. The agreement governing our KeyBank Loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR. The International Swaps and Derivatives Association is expected to issue protocols to allow swap parties to amend their existing contracts. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to seek to ensure that any transition away from LIBOR will have minimal impact on our financial condition, but we can provide no assurances regarding the impact of the discontinuation of LIBOR.
As of June 30, 2020, the remaining capacity pursuant to the Revolving Credit Facility was $176.7 million.
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
The following table sets forth a summary of the interest rate swaps at June 30, 2020 and December 31, 2019 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Assets/(Liabilities):
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	$—	$(43)	$425,000	$425,000
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	(3,256)	—	150,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(2,223)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(1,737)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(15,859)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(12,714)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(12,722)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(12,807)	(5,749)	100,000	100,000
Total				$(61,318)	$(24,146)	$1,175,000	$850,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.

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
As of June 30, 2020, our annual distribution rate was 6.55% for the Series A Preferred Shares. Since a Listing of our shares did not occur prior to August 1, 2020, our annual distribution rate on the Series A Preferred Shares is 7.55% as of August 1, 2020.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2020 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$2,184,435	$3,663	$19,982	$796,579	$1,364,211
Interest on outstanding debt obligations (2)	359,431	32,275	123,437	97,574	106,145
Interest rate swaps (3)	69,085	6,433	27,347	27,347	7,958
Ground lease obligations	295,757	755	3,062	3,833	288,107
Total	$2,908,708	$43,126	$173,828	$925,333	$1,766,421
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at June 30, 2020. Projected interest payments on the Revolving Credit Facility and Term Loan are based on the contractual interest rates in effect at June 30, 2020.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of June 30, 2020.

Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $81.2 million during the six months ended June 30, 2020 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Six Months Ended June 30,
	2020	2019	Change
Net cash provided by operating activities	$82,717	$88,283	$(5,566)
Net cash (used in) provided by investing activities	$(25,304)	$801	$(26,105)
Net cash provided by (used in) financing activities	$30,505	$(82,381)	$112,886
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2020, we generated $82.7 million in cash from operating activities compared to $88.3 million for the six months ended June 30, 2019. Net cash provided by operating activities before changes in operating assets and liabilities for six months ended June 30, 2020 increased by approximately $1.3 million to approximately $88.5 million compared to approximately $87.2 million for the six months ended June 30, 2019.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase (decrease)
Sources of cash provided by investing activities:
Real estate acquisition deposits	$1,047	$(1,000)	$2,047
Distributions of capital from investment in unconsolidated entities	4,863	3,245	1,618
Proceeds from disposition of properties	23,480	—	23,480
Cash acquired in connection with the Mergers, net of acquisition costs	—	25,321	(25,321)
Total sources of cash provided by investing activities	$29,390	$27,566	$1,824
Uses of cash for investing activities:
Acquisition of properties, net	$(16,585)	$—	$(16,585)
Payments for construction in progress	(37,379)	(20,612)	(16,767)
Purchase of investments	(885)	(8,287)	7,402
Restricted reserves	155	2,134	(1,979)
Total uses of cash provided by investing activities	$(54,694)	$(26,765)	$(27,929)
Net cash (used in) provided by investing activities	$(25,304)	$801	$(26,105)
Financing Activities. Cash used in financing activities for the six months ended June 30, 2020 and 2019 consisted of the following (in thousands):

	Six Months Ended June 30,
	2020	2019	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Revolver Loan	$215,000	$175,854	$39,146
Issuance of common stock, net of discounts and underwriting costs	4,699	(1,679)	6,378
Total sources of cash provided by financing activities	$219,699	$174,175	$45,524
Uses of cash provided by financing activities:
Proceeds from borrowings - KeyBank Loans	$—	$627,000	$(627,000)
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	(25,000)	(715,000)	690,000
Principal amortization payments on secured indebtedness	(3,521)	(3,252)	(269)
Deferred financing costs	(145)	(5,737)	5,592
Offering costs	(328)	—	(328)
Repurchase of common stock	(101,761)	(98,928)	(2,833)
Repurchase of noncontrolling interest	(496)	—	(496)
Distributions to noncontrolling interests	(7,713)	(8,111)	398
Distributions to preferred units subject to redemption	(6,141)	(4,094)	(2,047)
Distributions to common stockholders	(44,089)	(48,434)	4,345
Total sources of cash used by financing activities	$(189,194)	$(256,556)	$67,362
Net cash used by financing activities	$30,505	$(82,381)	$112,886
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

Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the six months ended June 30, 2020 and year ended December 31, 2019 (dollars in thousands):

	Six Months Ended June 30, 2020			Year Ended December 31, 2019
Distributions paid in cash — noncontrolling interests	$7,713			$16,865
Distributions paid in cash — common stockholders	44,089			90,116
Distributions paid in cash — preferred stockholders	6,141			8,188
Distributions of DRP	12,115			41,060
Total distributions	$70,058	(1)		$156,229
Source of distributions (2)
Paid from cash flows provided by operations	$57,943		83%	$115,169	74%
Offering proceeds from issuance of common stock pursuant to the DRP	12,115		17%	41,060	26%
Total sources	$70,058	(3)	100%	$156,229	100%

Net cash provided by operating activities	$82,717			$160,849
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of June 30, 2020 were $7.5 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2020, we paid and declared cash distributions of approximately $51.7 million to common stockholders including shares issued pursuant to the DRP and approximately $7.1 million to the limited partners of our Current Operating Partnership, as compared to FFO, attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the six months ended June 30, 2020 of approximately $99.4 million and $91.3 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2020, we paid approximately $804.4 million of cumulative distributions (excluding preferred distributions), including approximately $305.9 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $521.9 million.
Off-Balance Sheet Arrangements
As of June 30, 2020, we had approximately $8.2 million in an outstanding letter of credit which is not reflected on our balance sheet.
Subsequent Events
See Note 15, Subsequent Events, to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of our credit facility Loans, AIG, AIG II, BOA, BOA/KeyBank loans and property secured mortgages. These instruments were not entered into for trading purposes.
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
As of June 30, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $401.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $8.9 million). As of December 31, 2019, our debt consisted of approximately $1.4 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $536.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.0 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $4.1 million annually.
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

Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2020.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 3, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on May 12, 2020. There have been no material changes from the risk factors set forth in such Annual and Quarterly Reports. However, the risks and uncertainties that we face are not limited to those set forth in such Annual and Quarterly Reports.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Share Redemption Program
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances. As previously disclosed, the SRP was temporarily suspended effective as of March 28, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP. The SRP was partially reinstated effective as of August 17, 2020. See
Note 15, Subsequent Events. Under the SRP, we will redeem shares as of the last business day of each quarter. The redemption price will be equal to the NAV per share for the applicable class generally on the 13th day of the month prior to quarter end (which will be the most recently published NAV). Redemption requests must be received by 4:00 p.m. (Eastern time) on the second to last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis. All unsatisfied redemption requests must be resubmitted after the start of the next quarter, or upon the recommencement of the SRP, as applicable.

During the six months ended June 30, 2020, we received redemption requests (including those due to death, disability or incapacitation) for 5,079,176 shares of common stock that were not redeemed due to the suspension of the SRP.

During the quarter ended June 30, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 30, 2020	301	$9.33	—	—
May 31, 2020	—	$—	—	—
June 30, 2020	—	$—	—	(1)
(1)For a description of the maximum number of shares that may be purchased under our SRP, see Note 15, Subsequent Events.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended June 30, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended June 30, 2020, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

10.1*	Form of Restricted Stock Agreement for Directors
10.2
Griffin Capital Essential Asset REIT, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan (incorporated by reference to Appendix B included in the Registrant’s Definitive Proxy Statement on Schedule 14A filed on April 15, 2020)

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

101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended June 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Loss (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	August 7, 2020	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)