Form 10-Q
period 2020-09-30
Griffin Capital Essential Asset REIT, Inc.
filed 2020-11-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

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

As of November 4, 2020, there were 557,323 shares of Class T common stock, 1,802 shares of Class S common stock, 40,995 shares of Class D common stock, 1,898,261 shares of Class I common stock, 24,297,795 shares of Class A common stock, 47,323,442 shares of Class AA common stock, 919,876 shares of Class AAA common stock, and 155,290,144 shares of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.

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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$181,732	$54,830
Restricted cash	35,831	58,430
Real estate:
Land	451,696	458,339
Building and improvements	3,114,726	3,043,527
Tenant origination and absorption cost	745,039	744,773
Construction in progress	16,167	31,794
Total real estate	4,327,628	4,278,433
Less: accumulated depreciation and amortization	(781,689)	(668,104)
Total real estate, net	3,545,939	3,610,329
Investments in unconsolidated entities	34	11,028
Intangible assets, net	10,651	12,780
Deferred rent receivable	92,433	73,012
Deferred leasing costs, net	48,275	49,390
Goodwill	229,948	229,948
Due from affiliates	987	837
Right of use asset	40,286	41,347
Other assets	37,834	33,571
Total assets	$4,223,950	$4,175,502
LIABILITIES AND EQUITY
Debt, net	$2,174,352	$1,969,104
Restricted reserves	14,115	14,064
Interest rate swap liability	58,852	24,146
Redemptions payable	6,145	96,648
Distributions payable	9,095	15,530
Due to affiliates	5,155	10,883
Intangible liabilities, net	28,548	31,805
Lease liability	45,486	45,020
Accrued expenses and other liabilities	118,257	96,389
Total liabilities	2,460,005	2,303,589
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	1,332	20,565
Noncontrolling interests subject to redemption; 556,099 and 554,110 units as of September 30, 2020 and December 31, 2019, respectively	4,569	4,831
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 229,775,115 and 227,853,720 shares outstanding in the aggregate as of September 30, 2020 and December 31, 2019, respectively(1)	230	228
Additional paid-in capital	2,100,047	2,060,604
Cumulative distributions	(793,546)	(715,792)
Accumulated earnings	148,743	153,312
Accumulated other comprehensive loss	(52,322)	(21,875)
Total stockholders’ equity	1,403,152	1,476,477
Noncontrolling interests	229,892	245,040
Total equity	1,633,044	1,721,517
Total liabilities and equity	$4,223,950	$4,175,502
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of September 30, 2020.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Rental income	$100,002	$97,435	$301,157	$277,276
Expenses:
Property operating expense	14,265	14,717	42,158	39,091
Property tax expense	9,330	10,050	28,291	27,722
Property management fees to non-affiliates	1,032	822	2,780	2,620
General and administrative expenses	8,207	7,519	23,280	17,708
Corporate operating expenses to affiliates	625	729	1,875	1,453
Impairment provision	9,572	—	22,195	—
Depreciation and amortization	39,918	41,440	120,947	112,311
Total expenses	82,949	75,277	241,526	200,905
Income before other income and (expenses)	17,053	22,158	59,631	76,371
Other income (expenses):
Interest expense	(20,314)	(19,560)	(59,321)	(53,642)
Other income (loss), net	238	(1,850)	3,292	(370)
(Loss) Gain from investment in unconsolidated entities	(4,452)	3,027	(6,523)	1,919
Management fee revenue from affiliates	—	—	—	6,368
Gain from disposition of assets	—	8,441	4,268	8,441
Net (loss) income	(7,475)	12,216	1,347	39,087
Distributions to redeemable preferred shareholders	(2,255)	(2,047)	(6,349)	(6,141)
Net loss (income) attributable to noncontrolling interests	1,166	(1,149)	598	(4,226)
Net (loss) income attributable to controlling interest	(8,564)	9,020	(4,404)	28,720
Distributions to redeemable noncontrolling interests attributable to common stockholders	(43)	(81)	(165)	(240)
Net (loss) income attributable to common stockholders	$(8,607)	$8,939	$(4,569)	$28,480
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.04)	$0.04	$(0.02)	$0.13
Weighted average number of common shares outstanding, basic and diluted	230,159,620	246,609,614	229,950,613	217,375,026
Cash distributions declared per common share	$0.09	$0.13	$0.32	$0.46
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(7,475)	$12,216	$1,347	$39,087
Other comprehensive loss:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(73)	—	(251)
Change in fair value of swap agreements	2,498	(7,318)	(34,612)	(28,080)
Total comprehensive (loss) income	(4,977)	4,825	(33,265)	10,756
Distributions to redeemable preferred shareholders	(2,255)	(2,047)	(6,349)	(6,141)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(43)	(81)	(165)	(240)
Comprehensive loss (income) attributable to noncontrolling interests	867	(314)	4,762	(494)
Comprehensive (loss) income attributable to common stockholders	$(6,408)	$2,383	$(35,017)	$3,881
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Deferred equity compensation	7,336	—	75	—	—	—	75	—	75
Cash distributions to common stockholders	—	—	—	(21,803)	—	—	(21,803)	—	(21,803)
Issuance of shares for distribution reinvestment plan	695,872	1	6,672	(6,673)	—	—	—	—	—
Reclassification of common stock subject to redemption	—	—	(6,673)	—	—	—	(6,673)	—	(6,673)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,585)	(4,585)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	5,333	—	5,333	1,197	6,530
Other comprehensive loss	—	—	—	—	—	(6,729)	(6,729)	(1,408)	(8,137)
Balance as of March 31, 2019	174,981,549	$175	$1,556,835	$(599,453)	$133,858	$(9,138)	$1,082,277	$227,394	$1,309,671
Deferred equity compensation	349	—	648	—	—	—	648	—	648
Cash distributions to common stockholders	—	—	—	(26,296)	—	—	(26,296)	—	(26,296)
Issuance of shares for distribution reinvestment plan	921,864	1	8,805	(8,806)	—	—	—	—	—
Repurchase of common stock	(10,348,142)	(10)	(98,918)	—	—	—	(98,928)	—	(98,928)
Reclassification of common stock subject to redemption	—	—	(19,175)	—	—	—	(19,175)	—	(19,175)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	269	269
Issuance of stock dividends	—	—	—	(2,067)	—	—	(2,067)	—	(2,067)
Mergers	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,903)	(4,903)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(181)	—	—	—	(181)	—	(181)
Net income	—	—	—	—	14,208	—	14,208	1,880	16,088
Other comprehensive loss	—	—	—	—	—	(11,314)	(11,314)	(1,489)	(12,803)
Balance as of June 30, 2019	243,610,554	$244	$2,194,174	$(636,622)	$148,066	$(20,452)	$1,685,410	$253,179	$1,938,589
Gross proceeds from issuance of common stock	264,624	—	2,576	—	—	—	2,576	—	2,576
Deferred equity compensation	—	—	950	—	—	—	950	—	950
Cash distributions to common stockholders	—	—	—	(21,204)	—	—	(21,204)	—	(21,204)
Issuance of shares for distribution reinvestment plan	1,377,885	1	13,140	(12,899)	—	—	242	—	242
Repurchase of common stock	(10,524,436)	(10)	(100,351)	—	—	—	(100,361)	—	(100,361)
Reclassification of common stock subject to redemption	—	—	21,510	—	—	—	21,510	—	21,510
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	800	800
Issuance of stock dividends	653,995	1	6,219	(6,165)	—	—	55	—	55
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(5,108)	(5,108)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(10)	(10)
Offering costs	—	—	(1,106)	—	—	—	(1,106)	—	(1,106)
Net income	—	—	—	—	8,939	—	8,939	1,149	10,088
Other comprehensive loss	—	—	—	—	—	(6,556)	(6,556)	(835)	(7,391)
Balance as of September 30, 2019	235,382,622	$236	$2,137,112	$(676,890)	$157,005	$(27,008)	$1,590,455	$249,175	$1,839,630

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	17,836	—	984	—	—	—	984	—	984
Cash distributions to common stockholders	—	—	—	(23,627)	—	—	(23,627)	—	(23,627)
Issuance of shares for distribution reinvestment plan	1,297,656	1	12,116	(7,962)	—	—	4,155	—	4,155
Repurchase of common stock	(548,312)	—	(5,110)	—	—	—	(5,110)	—	(5,110)
Reclass of common stock subject to redemption	—	—	(85,180)	—	—	—	(85,180)	—	(85,180)
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	802	802
Issuance of stock dividends	617,327	1	5,766	(5,748)	—	—	19	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,069)	(5,069)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(604)	—	—	—	(604)	—	(604)
Net income	—	—	—	—	737	—	737	111	848
Other comprehensive loss	—	—	—	—	—	(27,118)	(27,118)	(3,708)	(30,826)
Balance as of March 31, 2020	229,671,555	$230	$1,992,717	$(753,129)	$154,049	$(48,993)	$1,344,874	$237,165	$1,582,039
Deferred equity compensation	20,138	—	1,139	—	—	—	1,139	—	1,139
Cash distributions to common stockholders	—	—	—	(20,087)	—	—	(20,087)	—	(20,087)
Issuance of shares for distribution reinvestment plan	(220)	—	(2)	2	—	—	—	—	—
Repurchase of common stock	(301)	—	(3)	—	—	—	(3)	—	(3)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	253	253
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(496)	(496)
Reclass of common stock subject to redemption	—	—	105,745	—	—	—	105,745	—	105,745
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	266	266
Issuance of stock dividends	206,765	—	1,922	—	—	—	1,922	—	1,922
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,731)	(2,731)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs	—	—	(26)	—	—	—	(26)	—	(26)
Net income	—	—	—	—	3,301	—	3,301	457	3,758
Other comprehensive loss	—	—	—	—	—	(5,528)	(5,528)	(756)	(6,284)
Balance as of June 30, 2020	229,897,937	$230	$2,101,492	$(773,214)	$157,350	$(54,521)	$1,431,337	$234,152	$1,665,489
Deferred equity compensation	—	—	992	—	—	—	992	—	992
Cash distributions to common stockholders	—	—	—	(12,856)	—	—	(12,856)	—	(12,856)
Issuance of shares for distribution reinvestment plan	570,377	1	5,050	(7,476)	—	—	(2,425)	—	(2,425)
Repurchase of common stock	(693,199)	(1)	(6,144)	—	—	—	(6,145)	—	(6,145)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Repurchase of noncontrolling interest	—	—	—		—	—	—	(641)	(641)
Reclass of common stock subject to redemption	—	—	(1,331)	—	—	—	(1,331)	—	(1,331)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,756)	(2,756)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs	—	—	(12)	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(8,607)	—	(8,607)	(1,166)	(9,773)
Other comprehensive income	—	—	—	—	—	2,199	2,199	299	2,498
Balance as of September 30, 2020	229,775,115	$230	$2,100,047	$(793,546)	$148,743	$(52,322)	$1,403,152	$229,892	$1,633,044
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net income	$1,347	$39,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	69,956	57,473
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	50,990	54,838
Amortization of below market leases, net	(1,765)	(2,639)
Amortization of deferred financing costs and debt premium	1,929	4,926
Amortization of swap interest	95	94
Deferred rent	(19,442)	(9,655)
Deferred rent, ground lease	1,548	1,129
Termination fee revenue - receivable from tenant, net	—	(7,501)
Gain from sale of depreciable operating property	(4,268)	(8,441)
Gain on fair value of earn-out	(2,581)	—
Loss (Income) from investment in unconsolidated entities	2,071	(1,919)
Investment in unconsolidated entities valuation adjustment	4,452	—
Impairment provision	22,195	—
(Gain) Loss from investments	(118)	457
Stock-based compensation	3,116	1,673
Performance distribution allocation (non-cash)	—	(2,604)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(3,758)	(5,380)
Restricted reserves	382	(79)
Accrued expenses and other liabilities	5,598	(8,943)
Due to affiliates, net	(2,794)	6,907
Net cash provided by operating activities	128,953	119,423
Investing Activities:
Cash acquired in connection with the Mergers, net of acquisition costs	—	25,321
Acquisition of properties, net	(16,584)	(37,781)
Proceeds from disposition of properties	23,480	46,784
Restricted reserves	159	2,030
Payments for construction in progress	(41,981)	(29,447)
Real estate acquisition deposits	1,047	—
Distributions of capital from investment in unconsolidated entities	8,530	13,189
Contributions of capital for investment in unconsolidated entities	(8,160)	—
Purchase of investments	(950)	(8,353)
Net cash (used in) provided by investing activities	(34,459)	11,743
Financing Activities:
Proceeds from borrowings - KeyBank Loans	—	627,000
Proceeds from borrowings - Revolver Loan	215,000	215,854
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	(25,000)	(715,000)
Principal payoff of secured indebtedness - Revolver Loan	—	(44,439)
Principal amortization payments on secured indebtedness	(5,341)	(4,903)
Offering costs	(490)	(1,707)

	Nine Months Ended September 30,
	2020	2019
Repurchase of common stock	(101,761)	(98,928)
Repurchase of noncontrolling interest	(1,137)	—
Deferred financing costs	(145)	(5,737)
Issuance of common stock, net of discounts and underwriting costs	4,699	2,789
Distributions to noncontrolling interests	(10,521)	(12,506)
Distributions to preferred units subject to redemption	(6,141)	(6,141)
Distributions to common stockholders	(59,354)	(69,558)
Net cash provided by (used in) financing activities	9,809	(113,276)
Net increase in cash, cash equivalents and restricted cash	104,303	17,890
Cash, cash equivalents and restricted cash at the beginning of the period	113,260	64,285
Cash, cash equivalents and restricted cash at the end of the period	$217,563	$82,175
Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease in fair value swap agreement	$(34,612)	$(28,080)
Distributions payable to common stockholders	$6,638	$13,105
Distributions payable to noncontrolling interests	$913	$1,697
Common stock issued pursuant to the distribution reinvestment plan	$17,165	$28,378
Issuance of limited partnership units	$—	$25,000
Issuance of stock dividends	$5,747	$6,165
Common stock redemptions funded subsequent to period-end	$(6,145)	$(100,362)
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $109	$18,884	$—
Payable for construction in progress	$6,902	$4,855
Accrued tenant obligations	$26,891	$—
Net assets acquired in Merger in exchange for common shares	$—	$751,278
Implied EA-1 common stock and operating partnership units issued in exchange for net assets acquired in Merger	$—	$751,278
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$25,521

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization
Griffin Capital Essential Asset REIT, Inc. (“GCEAR”) is a internally managed real estate investment trust ("REIT") organized primarily with the purpose of acquiring single tenant office and industrial net lease properties essential to the business operations of the tenant. GCEAR’s year-end date is December 31.
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
On September 20, 2017, GCEAR commenced a follow-on offering of up to $2.2 billion of shares (the “Follow-On Offering”), consisting of up to $2.0 billion of shares in GCEAR’s primary offering and $0.2 billion of shares pursuant to its distribution reinvestment plan ("DRP"). Since September 20, 2017, the Company had issued 12,250,750 shares of common stock for aggregate gross proceeds of approximately $116.4 million in these offerings. See Note 9, Equity, for the status of the Follow-On Offering and DRP.
The Current Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of September 30, 2020, the Company owned approximately 87.8% of the OP Units of the Current Operating Partnership. As a result of the contribution of five properties to the Company and the Self-Administration Transaction, the former sponsor and certain of its affiliates owned approximately 10.6% of the limited partnership units of the Current Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of September 30, 2020. The remaining approximately 1.6% OP Units are owned by unaffiliated third parties. The Current Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Current Operating Partnership.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization (continued)
As of September 30, 2020, the Company had issued 283,769,972 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the Mergers). There were 229,775,115 shares of common stock outstanding as of September 30, 2020, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of September 30, 2020 and December 31, 2019, the Company had issued approximately $310.8 million and $293.7 million in shares pursuant to the DRP, respectively. As of September 30, 2020, 151,178 shares subject to the Company's quarterly cap on aggregate redemptions were classified on the consolidated balance sheet as common stock subject to redemption.
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In addition, see the risk factors identified in Part II, Item 1A of this Form 10-Q and in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2019 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
2. Basis of Presentation and Summary of Significant Accounting Policies (continued)
During the quarter ended September 30, 2020, the Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings Per Share ("ASC 260-10"). ASC 260-10 requires the computations of basic and diluted earnings per share to be adjusted retroactively for all periods presented to reflect the change in capital structure if the number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per share computations for those and any prior period consolidated financial statements presented shall be based on the new number of shares.
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
3. Real Estate
As of September 30, 2020, the Company’s real estate portfolio consisted of 99 properties in 25 states consisting substantially of office, warehouse, and manufacturing facilities and one land parcel held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above- and below-market lease valuation.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2020 was $70.0 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2020 was $51.0 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
3. Real Estate (continued)
2020 Acquisition
The purchase price and other acquisition items for the property acquired during the nine months ended September 30, 2020 are shown below:

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Expenses	Year of Lease Expiration
Pepsi Bottling Ventures	North Carolina	PepsiCo	2/5/2020	$34,937	526,320	$386	2032
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the acquisition completed during the nine months ended September 30, 2020, the Company used a discount rate of 6.25%.
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
The following table summarizes the purchase price allocation of the property acquired during the nine months ended September 30, 2020:

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
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles, as of September 30, 2020 and December 31, 2019:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
3. Real Estate (continued)

	September 30, 2020	December 31, 2019
In-place lease valuation (above market)	$43,605	$44,012
In-place lease valuation (above market) - accumulated amortization	(35,024)	(33,322)
In-place lease valuation (above market), net	$8,581	$10,690

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(184)	(164)
Ground leasehold interest (below market), net	2,070	2,090
Intangible assets, net	$10,651	$12,780

In-place lease valuation (below market)	$(68,334)	$(67,622)
Land leasehold interest (above market)	(3,073)	(3,073)
In-place lease valuation & land leasehold interest - accumulated amortization	42,859	38,890
Intangible liabilities, net	$(28,548)	$(31,805)

Tenant origination and absorption cost	$745,039	$744,773
Tenant origination and absorption cost - accumulated amortization	(399,005)	(354,379)
Tenant origination and absorption cost, net	$346,034	$390,394
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of September 30, 2020 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
Remaining 2020	$(525)	$14,870	$(73)	$1,372
2021	$(2,118)	$57,846	$(290)	$6,057
2022	$(2,518)	$54,744	$(290)	$6,063
2023	$(2,465)	$50,184	$(290)	$5,934
2024	$(1,648)	$38,006	$(291)	$5,700
2025	$(1,186)	$27,450	$(290)	$5,580
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
Impairments
2200 Channahon Road, Houston Westway I and 2275 Cabot Drive
During the nine months ended September 30, 2020, the Company recorded an impairment provision of approximately $22.2 million as it was determined that the carrying value of the real estate would not be recoverable on three properties. This impairment resulted from changes in longer absorption periods, lower market rents and shorter anticipated hold periods. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

	Balance as of
	September 30, 2020	December 31, 2019
Cash reserves	$22,909	$48,129
Restricted lockbox	12,922	10,301
Total	$35,831	$58,430
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
On July 17, 2019, Heritage Commons X sold the Heritage Commons Property.
Digital Realty Trust, Inc.
In September 2014, the Company, through an SPE, wholly owned by the Current Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. ("Digital") for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Property"). The Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately 3.5 years.
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
In September 2014, the joint venture entered into a secured term loan (the "Loan") in the amount of approximately $102.0 million. The Loan had an original maturity date of September 9, 2019 and included two extension options of 12 additional months each beyond the original maturity date. On March 29, 2019, the joint venture executed the first 12-month loan extension. Based on the executed extension, the new loan maturity date was September 9, 2020. The extension did not change the loan amount, rate or other substantive terms. The Company had approximately $8.2 million in an outstanding letter of credit.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4. Investments in Unconsolidated Entities (continued)
Since the joint venture could not execute a long term extension with the current tenant or sign a new lease, discussions with the lender did not result in a loan additional extension in 2020. As a result, on September 9, 2020, the lender provided a notice of default for non-payment of the unpaid balance of the Loan and exercised its right to draw on the stand-by letter of credit. The Company funded the $8.2 million stand-by letter of credit with cash.

In accordance with the terms of the Digital operating agreement, the Company holds a guaranteed minimum return such that the Digital managing member will pay an amount to the Company in order for the Company to receive a minimum 7% return on investment, subject to a cap on actual cash amounts distributed to the managing member. As part of the wind up of the joint venture, the Company has recorded a receivable from the Digital managing member of $4.1 million that it expects to receive in first quarter of 2021 and has written off its remaining investment in the venture. The Company is not exposed to any future funding obligations and there are no other future losses expected to arise from this investment.
As of September 30, 2020, the balance of the investments are shown below:

	Digital Realty	Heritage Commons X	Total
Balance as of December 31, 2019	$10,584	$444	$11,028
Net loss	(165)	—	(165)
Distributions	(8,120)	(410)	(8,530)
Contributions	8,160	—	8,160
Valuation adjustment (1)	(4,452)	—	(4,452)
Impairment	(1,907)	—	(1,907)
Clawback receivable reclass (2)	(4,100)	—	(4,100)
Balance as of September 30, 2020	$—	$34	$34
(1) Amount represents a charge to arrive at the net realizable value as of September 30, 2020, which is included in the line item "(Loss) Gain from investment in unconsolidated entities" in the consolidated statement of operations.
(2) Amount represents a reclass of the clawback to other assets as disclosed above.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.    Debt
As of September 30, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	September 30, 2020	December 31, 2019	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$20,340	$20,723	4.18%	April 2023	4.62%
Midland Mortgage Loan	98,687	100,249	3.94%	April 2023	4.12%
Emporia Partners Mortgage Loan	1,749	2,104	5.88%	September 2023	5.97%
Samsonite Loan	20,418	21,154	6.08%	September 2023	5.10%
Highway 94 Loan	14,922	15,610	3.75%	August 2024	4.78%
Pepsi Bottling Ventures Loan	18,677	—	3.69%	October 2024	3.92%
AIG Loan II	126,970	126,970	4.15%	November 2025	4.93%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	104,352	105,762	4.96%	February 2029	5.08%
Total Mortgage Debt	1,031,115	1,017,572
Revolving Credit Facility (3)	401,500	211,500	LIBO Rate + 1.60%	June 2023	1.88%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.55%	June 2023	1.80%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.55%	April 2024	1.79%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.85%	April 2026	2.06%
Total Debt	2,182,615	1,979,072
Unamortized Deferred Financing Costs and Discounts, net	(8,263)	(9,968)
Total Debt, net	$2,174,352	$1,969,104
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of September 30, 2020 was 3.56% for both the Company’s fixed-rate and variable-rate debt combined and 3.96% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of September 30, 2020 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of September 1, 2020 (effective date) was 0.16%. The Revolving Credit Facility has an initial term of approximately two years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.
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
September 30, 2020
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
Guarantors of the KeyBank Loans include the Company, each special purpose entity that owns a Pool Property, and each of the Current Operating Partnership other subsidiaries which owns a direct or indirect equity interest in a special purpose entity that owns a Pool Property.
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
•upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth plus 75% of net future equity issuances (including OP Units in the Current Operating Partnership) should the Company publicly list its shares;
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
Furthermore, the activities of the Current Operating Partnership, the Company, and the Company's subsidiaries must be focused principally on the acquisition, operation, and maintenance of income-producing office and industrial real estate properties. The Second Amended and Restated Credit Agreement contains certain restrictions with respect to the investment activities of the Current Operating Partnership, including, without limitation, the following: (i) unimproved land may not exceed 5% of total asset value; (ii) developments that are pre-leased assets under development may not exceed 20% of total asset value; (iii) investments in unconsolidated affiliates may not exceed 10% of total asset value; (iv) investments in mortgage notes receivable may not exceed 15% of total asset value; and (v) leased assets under renovation may not exceed 10% of total asset value. These investment limitations cannot exceed 25% in the aggregate, based on total asset value, as defined in the Second Amended and Restated Credit Agreement. See Note 15, Subsequent Events, for amendments to the Company's Second Amended and Restated Credit Agreement.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Current Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2020.

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
Derivative Instruments
On July 9, 2015, the Company executed one interest rate swap agreement to hedge the variable cash flows associated with LIBOR. The interest rate swap was effective for the period from July 9, 2015 to July 1, 2020 with a notional amount of $425.0 million, which matured during the third quarter of 2020.
On August 31, 2018, the Company executed four interest rate swap agreements to hedge future variable cash flows associated with LIBOR. The forward-starting interest rate swaps with a total notional amount of $425.0 million became effective on July 1, 2020 and have a term of five years.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
6. Interest Rate Contracts (continued)
The following table sets forth a summary of the interest rate swaps at September 30, 2020 and December 31, 2019:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Liabilities:
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(3,374)	$—	$150,000	$—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(2,300)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(1,791)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(15,064)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(12,074)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(12,084)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(12,165)	(5,749)	100,000	100,000
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	—	(43)	—	425,000
Total				$(58,852)	$(24,146)	$750,000	$850,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability" in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2020	2019
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount recognized in AOCI on derivatives	$(39,716)	$(25,849)
Amount of loss (gain) reclassified from AOCI into earnings under “Interest expense”	$5,104	$(2,231)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$59,321	$53,642
During the twelve months subsequent to September 30, 2020, the Company estimates that an additional $13.8 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision providing that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2020 and December 31, 2019, the fair value of interest rate swaps that were in a net liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $58.9 million and $24.1 million, respectively. As of September 30, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued tenant improvements	$26,891	$11,802
Real estate taxes payable	18,899	13,385
Prepaid tenant rent	17,429	20,510
Interest payable	10,011	12,264
Deferred compensation	8,687	9,209
Property operating expense payable	7,667	7,752
Accrued CIP	6,902	4,794
Other liabilities	21,771	16,673
Total	$118,257	$96,389

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2020 and the year ended December 31, 2019.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2020 and December 31, 2019:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2020
Interest Rate Swap Liability	$(58,852)	$—	$(58,852)	$—
Corporate Owned Life Insurance Asset	$4,070	$—	$4,070	$—
Mutual Funds Asset	$6,054	$6,054	$—	$—
Deferred Compensation Liability	$(8,687)	$—	$(8,687)	$—

December 31, 2019
Interest Rate Swap Liability	$(24,146)	$—	$(24,146)	$—
Earn-out Liability (due to affiliates)	$(2,919)	$—	$—	$(2,919)
Corporate Owned Life Insurance Asset	$2,134	$—	$2,134	$—
Mutual Funds Asset	$6,983	$6,983	$—	$—
Deferred Compensation Liability	$(9,209)	$—	$(9,209)	$—

Real Estate
For the nine months ended September 30, 2020, the Company determined that three of the Company's properties were impaired based upon discounted cash flow analyses where the most significant inputs were the market rental rates, terminal capitalization rate and discount rate. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties as of September 30, 2020:

	Range of Inputs or Inputs
Unobservable Inputs:	2200 Channahon Road	Houston Westway I	2275 Cabot Drive
Market rent per square foot	$2.00 to $3.00	$15.00 to $17.00	$11.00 to $12.00
Terminal capitalization rate	9.75%	7.75%	9.00%
Discount rate	14.00%	9.00%	10.25%

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
8.    Fair Value Measurements (continued)
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in
Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2020 and December 31, 2019. The fair value of the ten mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	September 30, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$357,417	$375,000	$369,343	$375,000
BOA/KeyBank Loan	$263,840	$250,000	$264,101	$250,000
AIG Loan II	$120,651	$126,970	$122,258	$126,970
AIG Loan	$103,110	$104,352	$101,663	$105,762
Midland Mortgage Loan	$98,077	$98,687	$99,318	$100,249
Samsonite Loan	$21,418	$20,418	$22,103	$21,154
HealthSpring Mortgage Loan	$20,621	$20,340	$20,868	$20,723
Pepsi Bottling Ventures Loan	$19,054	$18,677	$—	$—
Highway 94 Loan	$14,663	$14,922	$15,101	$15,610
Emporia Partners Mortgage Loan	$1,780	$1,749	$2,105	$2,104
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2020 and December 31, 2019. See Note 5, Debt, for details.
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
As of September 30, 2020, there were 555,730 shares of Class T common stock, 1,800 shares of Class S common stock, 40,791 shares of Class D common stock, 1,894,561 shares of Class I common stock, 24,227,432 shares of Class A common stock, 47,184,766 shares of Class AA common stock, 917,756 shares of Class AAA common stock, and 154,952,279 shares of Class E common stock outstanding.
Common Equity
As of September 30, 2020, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, and the DRP offerings, as discussed in Note 1, Organization. The Company also issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the Mergers) in April 2019 upon the consummation of the Mergers. As of September 30, 2020, there were 229,775,115 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Termination of Follow-On Offering
On February 26, 2020, the Company’s Board approved the temporary suspension of the primary portion of the Company’s Follow-On Offering, effective February 27, 2020. The Follow-On Offering terminated with the expiration of the registration statement on Form S-11 (Registration No. 333-217223), as amended (the "Registration Statement"), on September 20, 2020.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9.    Equity (continued)
Amendment and Reinstatement of DRP and Partial Reinstatement of SRP
On July 16, 2020, the Board approved the (i) reinstatement of the DRP, effective July 27, 2020; (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class; and (iii) partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter. Redemption activity during the quarter is listed below.
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
As of September 30, 2020 and December 31, 2019, the Company had issued approximately $310.8 million and $293.7 million in shares pursuant to the DRP, respectively.
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
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9.    Equity (continued)
As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as the common stock subject to redemption on the accompanying consolidated balance sheets.
The following table summarizes share redemption (excluding the self-tender offer) activity during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Shares of common stock redeemed	693,199	10,589,361	1,241,812	10,589,361
Weighted average price per share	$8.86	$9.54	$9.07	$9.54

Since July 31, 2014 and through September 30, 2020, the Company had redeemed 25,472,376 shares (excluding the self-tender offer) of common stock for approximately $240.0 million at a weighted average price per share of $9.42 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. During the three months ended September 30, 2020, the Company received redemption requests (including those due to death, disability or incapacitation) for 693,199 shares of common stock that were all redeemed during and subsequent to the current quarter.

Issuance of Restricted Stock Units to Executive Officers and Employees
On January 15, 2020, the Company issued 589,248 RSUs to Company employees, including officers, under the Griffin Capital Essential Asset REIT, Inc. Employee and Director Long-Term Incentive Plan (as amended, the "LTIP"). Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and will vest in equal, 25% installments on each of December 31, 2020, 2021, 2022, and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective Restricted Stock Unit Award Agreement. The fair value of grants issued was approximately $5.5 million. A total of 3,209 shares were forfeited during the nine months ended September 30, 2020.
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
As of September 30, 2020, noncontrolling interests were approximately 12.20% of total shares and 12.01% of weighted average shares outstanding (both measures assuming OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the Current Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
The Company evaluates individual noncontrolling interests for the ability to recognize the noncontrolling interest as permanent equity on the consolidated balance sheets at the time such interests are issued and on a continual basis. Any

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
10. Noncontrolling Interests (continued)
noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
As of September 30, 2020, the limited partners of the Current Operating Partnership owned approximately 31.8 million OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for certain properties, and in connection with the Self-Administration Transaction and other services. Approximately 20.4 million OP Units issued to affiliates have a mandatory hold period until December 2020 and have no voting rights until the units are converted to common shares. In addition, 0.2 million OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their Current Operating Partnership units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its OP Units in the respective transaction.
The limited partners of the Current Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners" property) contribution, will have the right to cause the general partner of the Current Operating Partnership, the Company, to redeem their OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their OP Units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were 134,383 OP Units redeemed during the nine months ended September 30, 2020 and 6,000 units redeemed during the year ended December 31, 2019.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2020 and year ended December 31, 2019:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Beginning balance	$245,040	$232,203
Contributions/issuance of noncontrolling interests	—	30,039
Reclass of noncontrolling interest subject to redemption	263	—
Repurchase of noncontrolling interest	(1,137)	—
Issuance of stock dividend for noncontrolling interest	1,068	1,861
Distributions to noncontrolling interests	(10,556)	(19,716)
Allocated distributions to noncontrolling interests subject to redemption	(23)	(42)
Net (loss) income	(598)	3,749
Other comprehensive loss	(4,165)	(3,054)
Ending balance	$229,892	$245,040

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
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the nine months ended September 30, 2020 and 2019, respectively, and any related amounts receivable and payable as of September 30, 2020 and December 31, 2019:

	Incurred for the Nine Months Ended		Receivable as of
	September 30,		September 30,	December 31,
	2020	2019	2020	2019
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$—	$658	$—	$—
Other fees	150	—	201	352
Due from GCC
Reimbursable Expense Allocation	16	—	5	4
Payroll/Expense Allocation	300	321	781	481
Due from Affiliates
Payroll/Expense Allocation	—	1,217	—	—
O&O Costs (including payroll allocated to O&O)	—	157	—	—
Other Fees	—	6,375	—	—
Total	$466	$8,728	$987	$837

	Incurred for the Nine Months Ended		Payable as of
	September 30,		September 30,	December 31,
	2020	2019	2020	2019
Expensed
Costs advanced by the advisor	$1,546	$2,571	$1,120	$1,164
Consulting fee - shared services	1,875	1,874	631	441
Disposition fees	—	641	—	—
Capitalized
Leasing commissions	—	596	—	—
Acquisition fees	—	942	—	—
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	338	2,919
Stockholder Servicing Fee	—	693	2,354	4,994
Other fees	—	20	—	—
Other
Distributions	8,353	10,089	712	1,365
Total	$11,774	$17,426	$5,155	$10,883
Dealer Manager Agreement
GCEAR entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the dealer manager for the Follow-On Offering. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from GCEAR's initial public offering ("IPO"), except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Not 9, Equity.
Distribution Fees
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company will pay the dealer manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month (the “Average NAV”).

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11. Related Party Transactions (continued)
Conflicts of Interest
Affiliated Dealer Manager
Since Griffin Capital Securities, LLC, the Company's dealer manager, is an affiliate of the Company's former sponsor, the Company does not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. ("GAHR III") and Griffin-American Healthcare REIT IV, Inc. ("GAHR IV"), each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”) and Griffin Institutional Access Credit Fund ("GIA Credit Fund") both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager or master placement agent for various private offerings.
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
Certain Conflict Resolution Procedures
Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and affiliates. See the Company's Code of Ethics available at the "Corporate Governance" subpage of the Company's website at www.GCEAR.com for a detailed description of the Company's conflict resolution procedures.
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
The Company recognized $234.9 million and $212.8 million of lease income related to operating lease payments for the nine months ended September 30, 2020 and 2019, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
12. Operating Leases (continued)
The Company's current leases have expirations ranging from 2020 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2020:

As of September 30, 2020
Remaining 2020	$72,450
2021	303,943
2022	305,905
2023	292,005
2024	251,481
Thereafter	1,137,808
Total	$2,363,592
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of September 30, 2020, the Company leased three parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102, December 2095, and September 2102 with no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately five years and no option to renew.
The Company incurred operating lease costs of approximately $0.9 million, and $0.7 million for the three months ended September 30, 2020 and 2019, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.3 million for three months ended September 30, 2020 and 2019, respectively.
The Company incurred operating lease costs of approximately $2.8 million, and $1.9 million for the nine months ended September 30, 2020 and 2019, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million and $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate as of September 30, 2020:

Lease Term and Discount Rate	As of September 30, 2020
Weighted-average remaining lease term in years.	80.3
Weighted-average discount rate (1)	4.98%
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
Maturities of lease liabilities as of September 30, 2020 were as follows:

As of September 30, 2020
Remaining 2020	$407
2021	1,632
2022	1,675
2023	1,741
2024	1,776
Thereafter	286,738
Total undiscounted lease payments	293,969
Less: imputed interest	(248,483)
Total lease liabilities	$45,486

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
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
14.    Declaration of Distributions
On March 30, 2020, the Board elected to change from a quarterly to a monthly declaration of distributions commencing in April 2020 in order to give the Board maximum flexibility due to the review of a prior potential strategic transaction and to monitor and evaluate the situation related to the financial impact of COVID-19 pandemic.  As noted elsewhere, the Company is continuing to closely monitor the impact of the COVID-19 pandemic and believes it is prudent to continue to employ a more conservative cash management strategy due to the current environment. In light of these considerations, on June 15, 2020, July 28, 2020, August 25, 2020 and September 29, 2020, the Board declared cash distributions in the amount of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of such classes as of the close of each business day of the period from July 1, 2020 through July 31, 2020, from August 1, 2020 through August 31, 2020, from September 1, 2020 through September 30, 2020, and October 1, 2020 through October 31, 2020, respectively. The Company paid such distributions to each stockholder of record on August 3, 2020, September 1, 2020, October 1, 2020, and November 2, 2020, respectively.
15.    Subsequent Events
First Amendment to the Second Amended and Restated Credit Agreement
On October 1, 2020, the Company entered into the first amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) which eliminates the requirement to obtain approval of the majority lenders, as defined in the Second Amended and Restated Credit Agreement, to enter into any merger which will result in an increase in total asset value of the Company by 25% or more; allowing for greater flexibility in the acquisition of assets or portfolios of assets.
Cash Distributions
On October 19, 2020, the Board declared cash distributions for the month of November 2020 of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on November 1, 2020 and ending on November 30, 2020. The Company will pay such distributions to each stockholder of record at such time in December 2020 as determined by the Company’s Chief Executive Officer.
Agreement and Plan of Merger with Cole Office & Industrial REIT (CCIT II), Inc.
On October 29, 2020, the Company GRT (Cardinal REIT Merger Sub), LLC, a Maryland limited liability company and a wholly owned subsidiary of the Company ("Cardinal Merger Sub"), the Current Operating Partnership, GRT OP (Cardinal New GP Sub), LLC, a Delaware limited liability company and a wholly owned subsidiary of the Current Operating Partnership ("New GP Sub"), GRT OP (Cardinal LP Merger Sub), LLC, a Delaware limited liability company and a wholly owned subsidiary of the Current Operating Partnership ("LP Merger Sub"), GRT OP (Cardinal OP Merger Sub), LLC, a Delaware limited liability company and a subsidiary of LP Merger Sub and New GP Sub ("OP Merger Sub" and, together with the Company, Cardinal Merger Sub, the Current Operating Partnership, New GP Sub and LP Merger Sub, the "GCEAR Parties"), Cole Office & Industrial REIT (CCIT II), Inc., a Maryland corporation ("CCIT II"), Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership and a wholly owned subsidiary of CCIT II (the "CCIT II Operating Partnership"), and CRI CCIT II LLC, a Delaware limited liability company and a wholly owned subsidiary of CCIT II ("CCIT II LP" and, together with CCIT II and the CCIT II Operating Partnership, the "CCIT II Parties"), entered into an Agreement and Plan of Merger (the "CCIT II Merger Agreement").
The combined company (the "Combined Company") following the "CCIT II Mergers" (as such term is defined herein) will retain the name "Griffin Capital Essential Asset REIT, Inc." The Combined Company, as of October 29, 2020, would have a total asset value of approximately $5.8 billion, and would own 125 properties in 26 states, consisting of approximately
31 million square feet. On a pro forma basis, as of June 30, 2020, the Combined Company portfolio will be approximately 90% leased, on a weighted average basis, with a remaining weighted average lease term of 7.4 years, approximately 58% of the net rent will come from properties leased to tenants and/or guarantors who have, or whose non-guarantor parent companies have, investment grade or what management believes are generally equivalent ratings and no tenant will represent more than 3.3% of the 12-month forward net rents of the Combined Company, with the top ten tenants comprising, collectively, approximately 25% of the net rents of the Combined Company.
Prior to entering into the CCIT II Merger Agreement, CCIT II (a) terminated the Agreement and Plan of Merger, dated as of August 30, 2020, by and among CCIT II, CIM Real Estate Finance Trust, Inc. (“CMFT”), and Thor II Merger Sub, LLC, a wholly owned subsidiary of CMFT (as amended, the "CMFT Merger Agreement"), in accordance with Section 9.1(c)(ii) of the CMFT Merger Agreement, and (b) paid to CMFT the termination fee equal to $7.38 million in accordance with the CMFT Merger Agreement, and will pay to CMFT the amount of CMFT’s Expenses (as defined in the CMFT Merger Agreement), up to $3.69 million, required to be paid pursuant to the terms of the CMFT Merger Agreement (such amounts together, the “CMFT Termination Payment”).
Subject to the terms and conditions of the CCIT II Merger Agreement, at the Closing (as defined in the CCIT II Merger Agreement) (i) CCIT II will merge with and into Cardinal Merger Sub (the “REIT Merger”), with Cardinal Merger Sub being the surviving entity, (ii) OP Merger Sub will merge with and into CCIT II Operating Partnership (the “CCIT II Partnership Merger”), with the CCIT II Operating Partnership being the surviving entity and (iii) CCIT II LP will merge with and into LP Merger Sub (the “LP Merger” and, together with the REIT Merger and the CCIT II Partnership Merger, the “CCIT II Mergers”) with LP Merger Sub being the surviving entity.
At the effective time of the CCIT II Partnership Merger and subject to the terms and conditions of the CCIT II Merger Agreement, each issued and outstanding share of CCIT II’s Class A common stock, $0.01 par value per share (“CCIT II Class A Common Stock”), and Class T common stock, $0.01 par value per share (“CCIT II Class T Common Stock” and together with the CCIT II Class A Common Stock, "CCIT II Common Stock"), will be converted into the right to receive 1.392 shares of the Company's Class E common stock, $0.001 par value per share ("Class E Common Stock"), subject to the treatment of fractional shares in accordance with the CCIT II Merger Agreement (the "REIT Merger Consideration"). At the effective time of the REIT Merger and subject to the terms and conditions of the CCIT II Merger Agreement, each issued and outstanding share of CCIT II Class A Common Stock granted under CCIT II’s 2018 Equity Incentive Plan, whether vested or unvested, will be cancelled in exchange for an amount equal to the REIT Merger Consideration.
At the effective time of the CCIT II Partnership Merger and subject to the terms and conditions of the CCIT II Merger Agreement, (i) each issued and outstanding partnership unit of the CCIT II Operating Partnership (“CCIT II Operating Partnership Units”) held by CCIT II will be converted into the right to receive 1.392 shares of the Current Operating Partnership’s Class E units, subject to the treatment of fractional units in accordance with the CCIT II Merger Agreement, and CCIT II will be admitted as a limited partner of the Current Operating Partnership and (ii) each issued and outstanding CCIT II Operating Partnership Unit held by CCIT II LP will automatically be cancelled and cease to exist, and no consideration shall be paid, in connection with or as a consequence of the CCIT II Partnership Merger.
At the effective time of the LP Merger and subject to the terms and conditions of the CCIT II Merger Agreement, all of the issued and outstanding limited liability company interests in CCIT II LP will automatically be cancelled and cease to exist, and no consideration shall be paid, in connection with or as a consequence of the LP Merger.
For U.S. federal income tax purposes, it is intended that (i) the REIT Merger shall qualify as a “reorganization” under, and within the meaning of, Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and the CCIT II Merger Agreement is intended to be adopted as a “plan of reorganization” for purposes of Sections 354 and 361 of the Code and (ii) the CCIT II Partnership Merger and the LP Merger together shall be treated as a contribution by CCIT II of all of its assets, subject to all of its liabilities, to the Current Operating Partnership in exchange for partnership interests of the Current Operating Partnership pursuant to Section 721 of the Code.
The CCIT II Merger Agreement contains customary representations, warranties and covenants, including covenants relating to the conduct of the Company's and CCIT II's respective businesses during the period between the execution of the
CCIT II Merger Agreement and the completion of the CCIT II Mergers, subject to certain exceptions. The CCIT II Merger Agreement also contains a representation and warranty on behalf of CCIT II that, prior to entering into the CCIT II Merger Agreement, CCIT II terminated the CMFT Merger Agreement (and paid CMFT the CMFT Termination Payment) and entered into the CCIT II Merger Agreement in compliance with the terms of the CMFT Merger Agreement.
Pursuant to the terms of the CCIT II Merger Agreement, CCIT II and its subsidiaries and representatives may not solicit, provide information or enter into discussions concerning proposals relating to alternative business combination transactions, subject to certain limited exceptions set forth in the CCIT II Merger Agreement.
The CCIT II Merger Agreement also provides that prior to the Stockholder Approval (as defined herein), CCIT II's board of directors may, under specified circumstances, make an Adverse Recommendation Change (as defined in the CCIT II Merger Agreement), including withdrawing its recommendation of the REIT Merger, subject to complying with certain conditions set forth in the CCIT II Merger Agreement.
The CCIT II Merger Agreement may be terminated under certain circumstances, including but not limited to, by either the Company or CCIT II if the Mergers have not been consummated on or before 11:59 p.m. New York time on May 30, 2021 (the "Outside Date"), if a final and non-appealable order is entered permanently restraining or otherwise prohibiting the transactions contemplated by the CCIT II Merger Agreement, if the Stockholder Approval has not been obtained at the meeting of CCIT II’s stockholders to be called to consider the REIT Merger or upon a material uncured breach of the respective obligations, covenants or agreements by the other party that would cause the closing conditions in the CCIT II Merger Agreement not to be satisfied.
In addition, CCIT II may terminate the CCIT II Merger Agreement in order to enter into an "Alternative Acquisition Agreement" with respect to a "Superior Proposal" (each as defined in the CCIT II Merger Agreement) at any time prior to receipt by CCIT II of the Stockholder Approval pursuant to and subject to the terms and conditions of the CCIT II Merger Agreement.
The Company may terminate the CCIT II Merger Agreement, in certain limited circumstances, prior to the receipt of the Stockholder Approval, including upon (i) an Adverse Recommendation Change, (ii) a tender offer or exchange offer that is commenced which CCIT II's board of directors fails to recommend against or (iii) a breach by CCIT II, in any material respect, of its obligations under the no solicitation provisions set forth in the CCIT II Merger Agreement.
If the CCIT II Merger Agreement is terminated because the CCIT II Mergers were not consummated before the Outside Date or because the Stockholder Approval was not obtained, and (i) an "Acquisition Proposal" (as defined in the CCIT II Merger Agreement) has been publicly announced or otherwise communicated to CCIT II's stockholders prior to the Stockholders Meeting (as defined in the CCIT II Merger Agreement), and (ii) within 12 months after the date of such termination (A) CCIT II consummates or enters into an agreement (that is thereafter consummated) in respect of an Acquisition Proposal for 50% or more of CCIT II’s equity or assets or (B) the board of directors of CCIT II recommends or fails to recommend against an Acquisition Proposal structured as a tender or exchange offer for 50% or more of CCIT II’s equity and such Acquisition Proposal is actually consummated, then CCIT II must pay the Company a termination fee of $18.45 million and up to $3.69 million as reimbursement for the Company's Expenses (as defined in the CCIT II Merger Agreement).
If the CCIT II Merger Agreement is terminated in connection with CCIT II’s acceptance of a Superior Proposal or making an Adverse Recommendation Change, then CCIT II must pay to the Company a termination fee of $18.45 million and up to $3.69 million as reimbursement for the Company's Expenses.
If the CCIT II Merger Agreement is terminated because any breach of any representation or warranty or failure to perform or comply with any obligation, covenant or agreement on the part of any of the CCIT II Parties set forth in the CCIT II Merger Agreement has occurred that would cause any of the closing conditions not to be satisfied, then CCIT II must pay to the Company up to $3.69 million as reimbursement for the Company’s Expenses.
If the CCIT II Merger Agreement is terminated because any breach of any representation or warranty or failure to perform or comply with any obligation, covenant or agreement on the part of any of the GCEAR Parties set forth in the CCIT II Merger Agreement has occurred that would cause any of the closing conditions not to be satisfied, then the Company must pay to CCIT II (i) an amount equal to the CMFT Termination Payment and (ii) $3.69 million as reimbursement for CCIT II’s Expenses.
The obligation of each party to consummate the CCIT II Mergers is subject to a number of customary conditions, including receipt of the approval of the REIT Merger (and of an amendment to CCIT II’s charter that is required to consummate the REIT Merger) by holders of a majority of the outstanding shares of the CCIT II Common Stock entitled to vote thereon (the “Stockholder Approval”), delivery of certain documents and legal opinions, the truth and correctness of the representations and warranties of the parties (subject to the materiality standards contained in the CCIT II Merger Agreement), the effectiveness of the registration statement on Form S-4 to be filed by the Company to register the shares of the Class E Common Stock to be issued as consideration in the REIT Merger, and the absence of a CCIT II Material Adverse Effect or GCEAR Material Adverse Effect (as each term is defined in the CCIT II Merger Agreement).
The Company's obligation to consummate the CCIT II Mergers is not subject to a financing condition. Until the effective time of the REIT Merger, each of the Company and CCIT II are permitted to declare and pay distributions in an amount less than or equal to an annual rate of five percent of its net asset value as of June 30, 2020, ratably over the calendar year.
The CCIT II Merger Agreement provides that the Company's board of directors will take such action as necessary to cause three (3) Independent Directors (as defined in the charters of each of CCIT II and the Company) serving as members of the board of directors of CCIT II to be elected to the Company's board of directors effective as of the effective time of the REIT Merger to serve until the next annual meeting of stockholders of the Company. In connection with such next annual meeting of stockholders of the Company, the Nominating and Corporate Governance Committee of the Company will recommend to the Company's board of directors at least one (1) of such CCIT directors for election to the Company's board of directors at such annual meeting of stockholders.
The foregoing description of the CCIT II Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the CCIT II Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020.
Termination Agreement
Concurrently with the entry into the CCIT II Merger Agreement, the Company, CCIT II and Cole Corporate Income Management II, LLC (the “CCIT II Advisor”) entered into a letter agreement (the “Termination Agreement”). Pursuant to the Termination Agreement, the Advisory Agreement, dated as of August 27, 2013, by and between CCIT II and the CCIT II Advisor (as amended, the “CCIT II Advisory Agreement”) will be terminated upon consummation of the CCIT II Mergers. Pursuant to the Termination Agreement, (i) upon consummation of the CCIT II Mergers or (ii) termination of the CCIT II Advisory Agreement, if such termination occurs prior to the earlier of the consummation of the CCIT II Mergers and June 30, 2021, for certain reasons other than a material breach of the CCIT II Advisory Agreement by the CCIT II Advisor, CCIT II will pay the CCIT II Advisor the “Subordinated Performance Fee” (as defined in the CCIT II Advisory Agreement) in an amount equal to $26,688,591 and the “Disposition Fee” (as defined in the CCIT II Advisory Agreement) in an amount equal to $1.75 million. The Termination Agreement also provides that the CCIT II Advisor will not terminate the CCIT II Advisory Agreement with effect prior to the earlier of the consummation of the CCIT II Mergers and June 30, 2021, other than in the event of material breach of the CCIT II Advisory Agreement by CCIT II. In the event that the CCIT II Merger Agreement is terminated in accordance with its terms, the Termination Agreement will be automatically terminated.
The foregoing description of the Termination Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the full text of the Termination Agreement, which was filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 2, 2020.
DRP Offering
As of November 4, 2020, the Company had issued 32,707,229 shares of the Company's common stock pursuant to the DRP offerings for approximately $315.8 million.
COVID-19
Subsequent to September 30, 2020, the global and U.S. economies continue to be severely impacted by the COVID-19 pandemic. The consequences of the pandemic and its impact on the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The extent to which the COVID-19 pandemic impacts the Company’s results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of COVID-19 pandemic and the actions taken to contain it or treat its impact. In recent months, the Company continues to take certain affirmative steps which the Company believes helps to position the Company in a manner that will assist the Company in withstanding the current uncertainty relating to the COVID-19 pandemic, including the following:
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
Overview
We are a public, internally managed, non-traded REIT that invests primarily in business essential office and industrial properties significantly occupied by a single tenant, diversified by corporate credit, physical geography, product type and lease duration. As of September 30, 2020, we have 43 employees. The Current Operating Partnership and GRECO are our subsidiaries and are the entities through which we conduct our business. The Current Operating Partnership owns, directly or indirectly, all of the properties that we have acquired.
As of September 30, 2020, our real estate portfolio consisted of 99 properties in 25 states and 114 lessees consisting substantially of office, warehouse, and manufacturing facilities and two land parcels held for future development with a combined acquisition value of approximately $4.2 billion, including the allocation of the purchase price to above and below-market lease valuation. Our net rent for the 12-month period subsequent to September 30, 2020 was approximately $287.8 million with approximately 59.4% generated by properties leased to tenants and/or guarantors or entities whose non-guarantor parent companies have investment grade or what management believes are generally equivalent ratings. Our portfolio, based on square footage, is approximately 88.6% leased as of September 30, 2020, with a weighted average remaining lease term of 7.0 years, weighted average annual rent increases of approximately 2.1%, and a Consolidated Leverage Ratio of 52.1% as defined in our credit agreement.
COVID-19
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. While we did not incur significant disruptions during the three months ended September 30, 2020 from the COVID-19 pandemic, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the outbreak, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting various levels of quarantines, business and school closures and travel restrictions. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including various levels of “shelter in place” rules, and restrictions on the types of business that may continue to operate at full capacity. We cannot predict when restrictions currently in place will be lifted to some extent or entirely. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which the Company and our tenants operate.
We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of November 1, 2020, we received July-October rent payments from 100% of our portfolio. In addition, we have received a number of short-term rent relief inquiries from our tenants, most often in the form of rent deferral inquiries, or requests for further discussion from tenants. We believe some of these inquiries were opportunistic in nature and may not have been as a result of a direct financial need due to the outbreak. As of October 1, 2020, we granted two of these deferral requests that deferred three months of rent to be collected during 2021 without interest and represented less than 1.0% of total revenue for the nine months ended September 30, 2020. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the July-

September collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.
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
On February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP. The Follow-On Offering terminated with the expiration of the Registration Statement on September 20, 2020. On July 16, 2020, our Board approved the (i) reinstatement of the DRP, effective July 27, 2020; (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class; and (iii) partial reinstatement of the SRP, effective August 17, 2020. After March 31, 2020, we (i) ceased publishing a daily updated estimate of our NAV per share; (ii) are continuing our internal procedures for calculating NAV per share; and (iii) will continue to publish updated estimates of our NAV per share on a quarterly basis. We published our updated September 30, 2020 NAV per share on October 20, 2020.
Prior to the suspension (and subsequent expiration) of our Follow-On Offering, we were offering to the public four classes of shares of our common stock, Class T shares, Class S shares, Class D shares and Class I shares with NAV-based pricing. The share classes had different selling commissions, dealer manager fees and ongoing distribution fees. Our NAV is calculated for each of these classes and our Class A shares, Class AA shares, Class AAA shares and Class E shares after the end of each business day that the New York Stock Exchange is open for unrestricted trading, by our NAV Accountant, ALPS Fund Services, Inc., a third-party firm approved by our Board, including a majority of our independent directors. Our Board, including a majority of our independent directors, may replace our NAV Accountant with another party, if it is deemed appropriate to do so. Our Board, including a majority of the independent directors, has adopted valuation procedures that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV.

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

Set forth below are the components of our daily NAV as of September 30, 2020 and June 30, 2020, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	September 30, 2020	June 30, 2020
Real Estate Asset Fair Value	$4,299,301	$4,295,142
Investments in Unconsolidated Entities	4,100	2,485
Goodwill (Management Company Value)	230,000	230,000
Interest Rate Swap (Unrealized Loss)	(62,478)	(64,515)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets, net	158,843	151,250
Total Debt at Fair Value	(2,172,130)	(2,171,440)
NAV	$2,332,636	$2,317,922

Total Shares and OP Units Outstanding	262,064,167	261,628,173
NAV per share	$8.90	$8.86

Our independent valuation firm utilized the discounted cash flow approach for 97 properties and the direct capitalization approach for one property in our portfolio with a weighted average of approximately 7.0 years remaining on their existing leases. The sales comparison approach was utilized for the Lynnwood land parcel. Since the Pepsi Bottling Ventures property was acquired in February 2020, we did not obtain a valuation for such property and used purchase price in calculating our NAV, in accordance with our valuation procedures. The overall capitalization rate for the one property utilizing the direct capitalization approach during the quarter was 5.25%. The following summarizes the range of cash flow discount rates and terminal capitalization rates for the 97 properties using the discounted cash flow approach:

	Range		Weighted Average
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	14.00%	7.53%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	9.75%	6.85%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of June 30, 2020	$4,971	$16	$364	$16,935	$1,374,817	$636,922	$283,897	$2,317,922
Fund level changes to NAV
Unrealized gain on net assets	71	—	5	240	19,492	9,028	4,015	32,851
Unrealized gain (loss) on interest rate swaps	4	—	—	15	1,209	560	249	2,037
Dividend accrual	(36)	—	(3)	(167)	(13,647)	(6,375)	(2,806)	(23,034)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(13)	—	—	—	—	(1,042)	(8)	(1,063)
NAV as of September 30, 2020 before share/unit sale/redemption activity	$4,997	$16	$366	$17,023	$1,381,871	$639,093	$285,347	$2,328,713

Unit sale/redemption activity- Dollars
Amount sold	$15	$—	$2	$33	$3,098	$1,912	$—	$5,060
Amount redeemed and to be paid	—	—	—	—	—	—	(1,137)	(1,137)
NAV as of September 30, 2020	$5,012	$16	$368	$17,056	$1,384,969	$641,005	$284,210	$2,332,636

Shares/units outstanding as of June 30, 2020	554,114	1,802	40,583	1,890,912	154,897,501	72,269,981	31,973,282	261,628,175
Shares/units sold	1,618	—	206	3,735	348,466	216,335	—	570,360
Shares/units redeemed	—	—	—	—	—	15	(134,383)	(134,368)
Shares/units outstanding as of September 30, 2020	555,732	1,802	40,789	1,894,647	155,245,967	72,486,331	31,838,899	262,064,167

NAV per share as of June 30, 2020	$8.97	$8.97	$8.95	$8.96	$8.88	$8.81
Change in NAV per share/unit	0.05	0.04	0.05	0.04	0.04	0.03
NAV per share as of September 30, 2020	$9.02	$9.01	$9.00	$9.00	$8.92	$8.84
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Revenue Concentration
No lessee or property, based on net rents for the 12-month period subsequent to September 30, 2020, pursuant to the respective in-place leases, was greater than 4.0% as of September 30, 2020.
The percentage of net rents for the 12-month period subsequent to September 30, 2020 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Net Rent(1) (unaudited)	Number of Properties	Percentage of Net Rent
Texas	$33,570	11	11.7%
California	29,176	6	10.1
Ohio	25,603	11	8.9
Arizona	25,293	8	8.8
Georgia	25,107	5	8.7
Illinois	22,549	9	7.8
New Jersey	18,262	5	6.3
Colorado	14,343	5	5.0
North Carolina	13,235	6	4.6
Florida	10,666	4	3.7
All Others (2)	70,030	29	24.4
Total	$287,834	99	100.0%
(1)     Net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2020 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.
(2)     On an individual basis, All Others are 3.5% or less of total net rents.
The percentage of net rent for the 12-month period subsequent to September 30, 2020, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Net Rent (unaudited)	Number of Lessees	Percentage of Net Rent
Capital Goods	$39,525	19	13.7%
Retailing	28,447	8	9.9
Health Care Equipment & Services	27,278	10	9.5
Insurance	25,567	10	8.9
Consumer Services	22,322	9	7.8
Telecommunication Services	19,150	5	6.7
Diversified Financials	18,637	5	6.5
Technology Hardware & Equipment	16,317	6	5.7
Consumer Durables & Apparel	14,733	6	5.1
Energy	14,596	4	5.1
All Others (2)	61,262	32	21.1
Total	$287,834	114	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     On an individual basis, All Others are 4.1% or less of total net rents.

The percentage of net rent for the 12-month period subsequent to September 30, 2020, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Net Rent (unaudited)	Percentage of Net Rent
General Electric Company	$10,123	3.5%
Wood Group Mustang, Inc.	$9,755	3.4
Southern Company Services, Inc.	$8,822	3.1
McKesson Corporation	$8,742	3.0
LPL Holdings, Inc.	$8,248	2.9
State Farm	$7,293	2.5
Digital Globe, Inc.	$7,217	2.5
Restoration Hardware	$7,073	2.5
Wyndham Hotel Group, LLC	$7,029	2.4
SB U.S. LLC	$6,614	2.3
The tenant lease expirations by year based on net rent for the 12-month period subsequent to September 30, 2020 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Net Rent
Remaining 2020	$—	—	—	—%
2021	3,861	7	773,700	1.3
2022	12,130	5	964,400	4.2
2023	23,911	10	1,378,200	8.3
2024	46,598	16	3,950,800	16.2
2025	34,778	19	2,644,700	12.1
>2026	166,556	57	14,235,754	57.9
Vacant	—	—	3,093,000	—
Total	$287,834	114	27,040,554	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.
Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 0.4% of our base rental revenue will expire during the period from October 1, 2020 to September 30, 2021. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from October 1, 2020 to September 30, 2021, thereby resulting in revenue that may differ from the current in-place rents.

We are not aware of any other material trends or uncertainties, other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A, Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, in Part II, Item 1A, Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and in Part II, Item 1A, Risk Factors included in this Form 10-Q.
Same Store Analysis
For the three months ended September 30, 2020, our "Same Store" portfolio consisted of 97 properties, encompassing approximately 26.4 million square feet, with an acquisition value of $4.1 billion and net rents of $282.9 million subsequent to September 30, 2020. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$98,607	$93,594	$5,013	5%
Property operating expense	13,937	14,271	(334)	(2)%
Property management fees to non-affiliates	1,023	791	232	29%
Property tax expense	9,326	9,549	(223)	(2)%
Depreciation and amortization	39,144	39,316	(172)	0%
Interest expense	3,566	3,657	(91)	(2)%
Rental Income
The increase in rental income of approximately $5.0 million compared to the same period a year ago primarily is a result of (1) approximately $5.1 million increase in current quarter leasing activity and amendments to existing leases; and (2) approximately $4.7 million in termination income in the current year compared to the prior year; offset by (3) approximately $3.9 million in lease expirations; and (4) approximately $1.0 million in common area management reconciliations.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.2 million is a result of prior periods management fees paid during the quarter.
For the nine months ended September 30, 2020, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 19.5 million square feet, with an acquisition value of $2.9 billion and net rents of $206.3 million subsequent to September 30, 2020. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 97 properties for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$223,327	$228,229	$(4,902)	(2)%
Property operating expense	36,350	35,544	806	2%
Property management fees to non-affiliates	2,291	2,101	190	9%
Property tax expense	23,737	23,885	(148)	(1)%
Depreciation and amortization	78,405	80,570	(2,165)	(3)%
Interest expense	6,041	6,300	(259)	(4)%

Rental Income
The decrease in rental income of approximately $4.9 million compared to the same period a year ago primarily is a result of (1) approximately $20.9 million in expiring and early terminated leases; and (2) approximately $0.4 million in common area management reconciliations; offset by (3) an approximately $13.8 million increase in current period leasing activity and amendments to existing tenant leases; and (4) an approximately $2.9 million increase in termination income in the current year.

Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.2 million is a result of prior periods management fees paid during the quarter.
Depreciation and Amortization
The decrease in depreciation and amortization of approximately $2.2 million is primarily due to (1) approximately $6.6 million primarily as a result of early lease terminations/changes in useful life in the prior year and assets fully depreciated subsequent to September 30, 2019; offset by (2) $3.5 million in additions to fixed assets as the result of tenant improvements placed in service subsequent to September 30, 2019.
Portfolio Analysis
Comparison of the Three Months Ended September 30, 2020 and 2019
The following table provides summary information about our results of operations for the three months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$100,002	$97,435	$2,567	3%
Property operating expense	14,265	14,717	(452)	(3)%
Property tax expense	9,330	10,050	(720)	(7)%
Property management fees to non-affiliates	1,032	822	210	26%
General and administrative expenses	8,207	7,519	688	9%
Corporate operating expenses to affiliates	625	729	(104)	(14)%
Depreciation and amortization	39,918	41,440	(1,522)	(4)%
Impairment provision	9,572	—	9,572	100%
Interest expense	20,314	19,560	754	4%
(Loss) Gain from investment in unconsolidated entities	(4,452)	3,027	(7,479)	(247)%
Gain from disposition of assets	—	8,441	(8,441)	(100)%

Rental Income
The increase in rental income of approximately $2.6 million compared to the same period a year ago is primarily the result of (1) approximately $5.1 million in current quarter leasing activity and amendments to existing tenant leases; (2) an approximately $4.7 million increase in termination income in the current year; and (3) approximately $1.3 million as a result of two properties acquired subsequent to June 30, 2019; offset by (4) approximately $3.7 million related to two properties sold subsequent to September 30, 2019; (5) approximately $3.6 million in expiring leases; and (6) approximately $0.9 million in common area management reconciliations.
Property Tax Expense
The decrease in property tax expense of approximately $0.7 million compared to the same period a year ago is primarily the result of properties sold subsequent to June 30, 2019.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.2 million is a result of prior periods management fees paid during the quarter.
General and Administrative Expenses
General and administrative expenses increased by approximately $0.7 million compared to the same period a year ago primarily due to (1) approximately $0.2 million in timing of hiring of employees; and (2) an approximately $0.3 million increase in transfer agent fees as a result of shareholder account activity compared to prior period.

Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates decreased by approximately $0.1 million primarily as the result of a reconciliation of the estimated shared services fee in the prior period.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $1.5 million as a result of (1) approximately $4.1 million related to fully depreciated or sold assets subsequent to September 30, 2019; offset by (2) approximately $2.1 million related to fixed asset additions subsequent to June 30, 2019 and in the current year.
Impairment Provision
The increase in impairment provision of approximately $9.6 million compared to the same period a year ago is the result of an impairment provision recorded during the current year for the 2275 Cabot Drive property.
Interest Expense
The increase of approximately $0.8 million in interest expense as compared to the same period in the prior year is primarily the result of approximately (1) $4.0 million related to an increase in borrowing on our revolver of approximately $401.5 million as of September 30, 2020 compared to $171.5 million in the prior period; offset by (2) approximately $3.5 million as a result of lower interest rates.
Loss from Investment in Unconsolidated Entities
The increase of approximately $7.5 million in loss from investment in unconsolidated entities as compared to the same period in the prior year is primarily the result of the anticipated liquidation of our unconsolidated investment, as discussed in Note 4, Investments.
Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $8.4 million compared to the same period a year ago is primarily the result of the sale of the 7601 Technology Way property during the third quarter of 2019.
Comparison of the Nine Months Ended September 30, 2020 and 2019
In connection with the Mergers, we were the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the Mergers reflects results of the combined entity, and the financial information set forth herein prior to the Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.
The following table provides summary information about our results of operations for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$301,157	$277,276	$23,881	9%
Property operating expense	42,158	39,091	3,067	8%
Property tax expense	28,291	27,722	569	2%
Property management fees to non-affiliates	2,780	2,620	160	6%
General and administrative expenses	23,280	17,708	5,572	31%
Corporate operating expenses to affiliates	1,875	1,453	422	29%
Depreciation and amortization	120,947	112,311	8,636	8%
Impairment provision	22,195	—	22,195	100%
Interest expense	59,321	53,642	5,679	11%
(Loss) Gain from investment in unconsolidated entities	(6,523)	1,919	(8,442)	(440)%
Gain from disposition of assets	4,268	8,441	(4,173)	(49)%

Rental Income
The increase in rental income of approximately $23.9 million compared to the same period a year ago is primarily the result of an increase of (1) approximately $35.9 million as a result of the Mergers and two properties acquired subsequent to September 2019; (2) approximately $13.8 million in current period leasing activity and amendments to existing tenant leases; and (3) an approximately $2.9 million increase in termination income in the current period; offset by (4) approximately $16.2 million related to expiring leases; (5) approximately $7.8 million related to two properties sold subsequent to September 30, 2019; and (6) approximately $4.7 million in early terminated leases.
Property Operating Expense
The increase in property operating expense of approximately $3.1 million compared to the same period a year ago is primarily the result of (1) approximately $1.8 million related to two vacated properties that were tenant-managed; (2) approximately $0.8 million primarily related to one property acquired subsequent to June 30, 2019; and (3) approximately $0.6 million related to timing of repair and maintenance services performed; offset by (4) approximately $0.8 million related to two properties sold in 2019.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.2 million is a result of prior periods management fees paid during the quarter.
General and Administrative Expenses
General and administrative expenses for the nine months ended September 30, 2020 increased by approximately $5.6 million compared to the same period a year ago primarily due to an increase of (1) approximately $2.5 million in payroll as a result of the Mergers (see Note 1, Organization, for details); (2) approximately $1.5 million in restricted stock unit expense as a result of RSUs issued in 2020; (3) an approximately $0.7 million increase in transfer agent fees as a result of additional shareholder accounts activity compared to prior period; and (4) approximately $0.4 million in professional fees, primarily audit and tax fees related to the Mergers.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the nine months ended September 30, 2020 increased by approximately
$0.4 million mainly due to estimated amounts owed per the Administrative Services Agreement. See Note 11, Related Party Transactions, for details.
Depreciation and Amortization
Depreciation and amortization for the nine months ended September 30, 2020 increased by approximately $8.6 million as a result of approximately (1) $18.2 million related to the Mergers and properties acquired subsequent to June 30, 2019; and (2) an approximately $3.5 million increase as a result of fixed asset additions in the current year; offset by (3) approximately $9.7 million related to fully depreciated assets and three properties sold subsequent to June 30, 2019; and (4) approximately $4.2 million in amortization of the management contract intangible in the prior period.
Impairment Provision
The increase in impairment provision of approximately $22.2 million compared to the same period a year ago is the result of three impairment provisions recorded during the current year at the 2200 Channahon Road, Houston Westway I and 2275 Cabot Drive properties.
Interest Expense
The increase of approximately $5.7 million in interest expense as compared to the same period in the prior year is primarily the result of (1) approximately $2.3 million as a result of the assumption of the AIG Loan II and BofA/KeyBank Loans and write offs of deferred financing costs related to the Mergers, and (2) approximately $3.5 million related to an increase in borrowing on our revolver, the balance of which was $401.5 million as of September 30, 2020 compared to $171.5 million in the prior period.
Loss from Investment in Unconsolidated Entities
The increase of approximately $8.4 million in loss from investment in unconsolidated entities as compared to the same period in the prior year is primarily the result of an other-than-temporary impairment loss and the anticipated liquidation of our unconsolidated investment, as discussed in Note 4, Investments.

Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $4.2 million compared to the same period a year ago is primarily the result of the sale of the 7601 Technology Way property for total gain of approximately $8.1 million compared to the sale of the Bank of America II property for a total gain of $4.3 million.
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

Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$(7,475)	$12,216	$1,347	$39,087
Adjustments:
Depreciation of building and improvements	23,759	22,843	69,957	57,473
Amortization of leasing costs and intangibles	16,232	18,590	51,207	54,817
Impairment provision	9,572	—	22,195	—
Equity interest of depreciation of building and improvements - unconsolidated entities	—	712	1,438	2,076
Equity interest of amortization of intangible assets - unconsolidated entities	—	1,158	1,751	3,474
Gain from disposition of assets	—	(8,441)	(4,268)	(8,441)
Equity interest of gain on sale - unconsolidated entities	—	(3,609)	—	(3,609)
Impairment on unconsolidated entities	—	—	1,906	—
FFO	42,088	43,469	145,533	144,877
Distribution to redeemable preferred shareholders	(2,255)	(2,047)	(6,349)	(6,141)
FFO attributable to common stockholders and limited partners	$39,833	$41,422	$139,184	$138,736
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$39,833	$41,422	$139,184	$138,736
Adjustments:
Revenues in excess of cash received, net	(7,001)	(5,067)	(19,441)	(9,655)
Amortization of share-based compensation	992	950	3,116	1,589
Amortization of above/(below) market rent, net	(525)	(871)	(1,765)	(2,639)
Amortization of debt premium/(discount), net	103	109	309	191
Amortization of ground leasehold interests	(73)	7	(217)	21
Deferred rent - ground lease	516	293	1,548	879
Unrealized gains (loss) on investments	(130)	—	(118)	—
Unconsolidated joint venture valuation adjustment	4,452	—	4,452	—
Non-cash lease termination income	—	—	—	(10,150)
Financed termination fee payments received	1,500	1,500	4,500	3,008
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	233	505	295
Company's share of amortization of above market rent - unconsolidated entity	—	924	1,419	2,772
Performance fee adjustment	—	—	—	(2,604)
Implementation of lease accounting guidance	—	2,052	—	—
Non-cash earn-out adjustment	—	—	(2,581)	—
Dead deal costs	—	—	52	—
AFFO available to common stockholders and limited partners	$39,667	$41,552	$130,963	$122,443
FFO per share, basic and diluted	$0.15	$0.15	$0.53	$0.56
AFFO per share, basic and diluted	$0.15	$0.15	$0.50	$0.49

Weighted-average common shares outstanding - basic EPS	230,159,620	246,609,614	229,950,613	217,375,026
Weighted-average OP Units	31,905,390	31,973,867	31,946,600	30,603,488
Weighted-average common shares and OP Units outstanding - basic FFO/AFFO	262,065,010	278,583,481	261,897,213	247,978,514
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
While the long-term impact of the COVID-19 pandemic to our business is not yet known, our management believes we are well positioned from a liquidity perspective with $399.0 million of immediate liquidity as of September 30, 2020, consisting of $217.2 million undrawn on our Revolving Credit Facility and $181.7 million of cash on hand. In April 2020, we borrowed an additional $125.0 million from our Revolving Credit Facility for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. See “Item 1A. Risk Factors” within “Part II - Other Information” of our March 31, 2020 quarterly report on Form 10-Q for a discussion about risks that COVID-19 directly or indirectly may pose to our business.
Follow-On Offering
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
On February 26, 2020, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective February 27, 2020. The Follow-On Offering terminated with the expiration of the Registration Statement on September 20, 2020.
Distribution Reinvestment Plan
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
Share Redemption Program
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

Distribution Rate
On March 30, 2020, our Board limited the annualized distribution rate to $0.35/share, all-cash, subject to adjustments for class-specific expenses. This change commenced with distributions during the month of April 2020, and paid in early May 2020.
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
LIBOR is expected to be discontinued after 2021. As of September 30, 2020, our KeyBank Loans and $750.0 million in notional value of derivatives are indexed to LIBOR which mature after 2021. The agreement governing our KeyBank Loans provides procedures for determining a replacement or alternative base rate in the event that LIBOR is discontinued. However, there can be no assurances as to whether such replacement or alternative base rate will be more or less favorable than LIBOR.

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
First Amendment to the Second Amended and Restated Credit Agreement
On October 1, 2020, we entered into the first amendment to the Second Amended and Restated Credit Agreement (the “First Amendment”) which eliminates the requirement to obtain approval of the majority lenders, as defined in the Second Amended and Restated Credit Agreement, to enter into any merger which will result in an increase in our total asset value by 25% or more; allowing for greater flexibility in the acquisition of assets or portfolios of assets.
As of September 30, 2020, the remaining capacity pursuant to the Revolving Credit Facility was $217.2 million.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2020 and December 31, 2019 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(3,374)	$—	$150,000	$—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(2,300)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(1,791)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(15,064)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(12,074)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(12,084)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(12,165)	(5,749)	100,000	100,000
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	—	(43)	—	425,000
Total				$(58,852)	$(24,146)	$750,000	$850,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.
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
As of September 30, 2020, our annual distribution rate was 7.55% for the Series A Preferred Shares since a Listing of our shares did not occur prior to August 1, 2020.
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
Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2020 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2020	2021-2022	2023-2024	Thereafter
Outstanding debt obligations (1)	$2,182,615	$1,844	$19,982	$796,579	$1,364,210
Interest on outstanding debt obligations (2)	347,952	15,955	126,384	99,274	106,339
Interest rate swaps (3)	66,518	3,424	27,540	27,540	8,014
Ground lease obligations	295,429	427	3,062	3,833	288,107
Total	$2,892,514	$21,650	$176,968	$927,226	$1,766,670
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at September 30, 2020. Projected interest payments on the Revolving Credit Facility and Term Loan are based on the contractual interest rates in effect at September 30, 2020.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of September 30, 2020.
Short-Term Liquidity and Capital Resources
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $86.4 million during the nine months ended September 30, 2020 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Nine Months Ended September 30,
	2020	2019	Change
Net cash provided by operating activities	$128,953	$119,423	$9,530
Net cash (used in) provided by investing activities	$(34,459)	$11,743	$(46,202)
Net cash provided by (used in) financing activities	$9,809	$(113,276)	$123,085
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2020, we generated $129.0 million in cash from operating activities compared to $119.4 million for the nine months ended September 30, 2019. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2020 increased by approximately $2.6 million to approximately $129.5 million compared to approximately $126.9 million for the nine months ended September 30, 2019.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Distributions of capital from investment in unconsolidated entities	$8,530	$13,189	$(4,659)
Proceeds from disposition of properties	23,480	46,784	(23,304)
Real estate acquisition deposits	1,047	—	1,047
Restricted reserves	159	2,030	(1,871)
Cash acquired in connection with the Mergers, net of acquisition costs	—	25,321	(25,321)
Total sources of cash (used in) provided by investing activities	$33,216	$87,324	$(54,108)
Uses of cash for investing activities:
Acquisition of properties, net	$(16,584)	$(37,781)	$21,197
Payments for construction in progress	(41,981)	(29,447)	(12,534)
Contributions of capital for investment in unconsolidated entities	(8,160)	—	(8,160)
Purchase of investments	(950)	(8,353)	7,403
Total uses of cash (used in) provided by investing activities	$(67,675)	$(75,581)	$7,906
Net cash (used in) provided by investing activities	$(34,459)	$11,743	$(46,202)

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2020 and 2019 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2020	2019	Increase (decrease)
Sources of cash (used in) provided by financing activities:
Proceeds from borrowings - Revolver Loan	$215,000	$215,854	$(854)
Issuance of common stock, net of discounts and underwriting costs	4,699	2,789	1,910
Total sources of cash (used in) provided by financing activities	$219,699	$218,643	$1,056
Uses of cash (used in) provided by financing activities:
Proceeds from borrowings - KeyBank Loans	$—	$627,000	$(627,000)
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	(25,000)	(715,000)	690,000
Principal amortization payments on secured indebtedness	(5,341)	(4,903)	(438)
Deferred financing costs	(145)	(5,737)	5,592
Offering costs	(490)	(1,707)	1,217
Repurchase of common stock	(101,761)	(98,928)	(2,833)
Repurchase of noncontrolling interest	(1,137)	—	(1,137)
Principal payoff of secured indebtedness - Revolver Loan	—	(44,439)	44,439
Distributions to noncontrolling interests	(10,521)	(12,506)	1,985
Distributions to preferred units subject to redemption	(6,141)	(6,141)	—
Distributions to common stockholders	(59,354)	(69,558)	10,204
Total sources of cash (used in) provided by financing activities	$(209,890)	$(331,919)	$122,029
Net cash (used in) provided by financing activities	$9,809	$(113,276)	$123,085
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

Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the nine months ended September 30, 2020 and year ended December 31, 2019 (dollars in thousands):

	Nine Months Ended September 30, 2020			Year Ended December 31, 2019
Distributions paid in cash — noncontrolling interests	$10,521			$16,865
Distributions paid in cash — common stockholders	59,354			90,116
Distributions paid in cash — preferred stockholders	6,141			8,188
Distributions of DRP	17,165			41,060
Total distributions	$93,181	(1)		$156,229
Source of distributions (2)
Paid from cash flows provided by operations	$76,016		82%	$115,169	74%
Offering proceeds from issuance of common stock pursuant to the DRP	17,165		18%	41,060	26%
Total sources	$93,181	(3)	100%	$156,229	100%

Net cash provided by operating activities	$128,953			$160,849
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of September 30, 2020 were $7.6 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2020, we paid and declared cash distributions of approximately $72.0 million to common stockholders including shares issued pursuant to the DRP and approximately $9.9 million to the limited partners of our Current Operating Partnership, as compared to FFO, attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the nine months ended September 30, 2020 of approximately $139.2 million and $131.0 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through September 30, 2020, we paid approximately $827.6 million of cumulative distributions (excluding preferred distributions), including approximately $311.0 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $540.0 million.
Off-Balance Sheet Arrangements
As of September 30, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
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
On July 9, 2015, we executed one interest rate swap agreement to hedge the variable cash flows associated with LIBOR. The interest rate swap was effective for the period from July 9, 2015 to July 1, 2020 with a notional amount of $425.0 million, which matured during the third quarter of 2020.
On August 31, 2018, we executed four interest rate swap agreements to hedge future variable cash flows associated with LIBOR. The forward-starting interest rate swaps with a total notional amount of $425.0 million became effective on July 1, 2020 and have a term of five years.
On March 10, 2020, we entered into three interest rate swap agreements to hedge variable cash flows associated with LIBOR. Three interest rate swaps became effective on March 10, 2020, and have a term of approximately five and half years with notional amounts of $150.0 million, $100.0 million and $75.0 million.
As of September 30, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $401.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $8.3 million). As of December 31, 2019, our debt consisted of approximately $1.4 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $536.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.0 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2020.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 as filed with the SEC on March 4, 2020 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 as filed with the SEC on May 12, 2020. Except as presented below, there have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
The exchange ratio payable in connection with the REIT Merger is fixed and will not be adjusted in the event of any change in the relative values of CCIT II or the Company.
Upon the consummation of the REIT Merger, each issued and outstanding share of CCIT II’s common stock (other than certain excluded shares) will be converted into the right to receive 1.392 shares of the Company’s Class E Common Stock, in accordance with the CCIT II Merger Agreement. Such exchange ratio will not be adjusted, other than in the limited circumstances as expressly contemplated in the CCIT II Merger Agreement in connection with stock splits, combinations, reorganizations, or other similar events affecting the outstanding CCIT II common stock or the Company’s common stock. Except as expressly contemplated in the CCIT II Merger Agreement, no change in the REIT Merger Consideration will be made for any reason, including: (i) changes in the respective businesses, operations, assets, liabilities and prospects of CCIT II or the Company; (ii) changes in the estimated NAV per share of either the shares of CCIT II common stock or the Company's Class E Common Stock; (iii) interest rates, general market and economic conditions and other factors generally affecting the businesses of CCIT II or the Company; (iv) federal, state and local legislation, governmental regulation and legal developments in the businesses in which CCIT II or the Company operate; (v) dissident stockholder activity, including any stockholder litigation challenging the CCIT II Mergers; (vi) other factors beyond the control of CCIT II and the Company, including those described or referred to elsewhere in this “Risk Factors” section; and (vii) acquisitions, dispositions or new development opportunities.

Any such changes may materially alter or affect the relative values of CCIT II and the Company and, as a result, the REIT Merger Consideration may be more or less than the current fair value of the Company's shares of Class E Common Stock.
Completion of the CCIT II Mergers is subject to many conditions and if these conditions are not satisfied or waived, the CCIT II Mergers will not be completed, which could result in the CCIT II Mergers being terminated resulting in the expenditure of significant unrecoverable transaction costs.
The CCIT II Mergers are subject to many conditions that must be satisfied or to the extent permitted by law, waived in order to complete the CCIT II Mergers. The mutual conditions of the parties include, among others, receipt of the approval of the REIT Merger (and of an amendment to CCIT II’s charter that is required to consummate the REIT Merger) by holders of a majority of the outstanding shares of the CCIT II common stock entitled to vote thereon, the delivery of certain documents and legal opinions, and the effectiveness of the registration statement on Form S-4 to register the shares of the Company’s Class E Common Stock to be issued as consideration in the REIT Merger.
There can be no assurance that the conditions to closing of the CCIT II Mergers will be satisfied or waived or that the CCIT II Mergers will be completed. Failure to consummate the CCIT II Mergers may adversely affect the Company's results of operations and the Company's ongoing business could be adversely affected for the following reasons, among others: (i) the Company will have incurred and will continue to incur certain transaction costs, regardless of whether the CCIT II Mergers close, which could adversely affect the Company's financial condition, results of operations and ability to make distributions to its stockholders; and (ii) the CCIT II Mergers, whether or not they close, may divert some of the attention of certain of the Company's management from ongoing business activities, including the pursuit of other opportunities that could be beneficial to the Company. In addition, CCIT II or the Company may terminate the CCIT II Merger Agreement under certain circumstances, including, among other reasons, if the CCIT II Mergers are not completed by May 30, 2021.
The Company expects to incur substantial costs related to completion of the CCIT II Mergers.
The Company expects to incur substantial costs in connection with completing the CCIT II Mergers and integrating the properties and operations of CCIT II with the Company. While the Company has assumed that a certain level of transaction costs would be incurred, there are a number of factors beyond the Company's control that could affect the total amount or the timing of such costs. Many of the costs that will be incurred, by their nature, are difficult to estimate accurately at the present time. As a result, following the completion of the CCIT II Mergers, the transaction costs associated with the CCIT II Mergers could diminish the near-term cost savings that the Company expects to achieve from the elimination of duplicative costs and the realization of economies of scale.
The REIT Merger will dilute the ownership position of our stockholders and result in CCIT II’s stockholders having an ownership stake in the Combined Company.
The REIT Merger will result in CCIT II stockholders having an ownership stake in the Combined Company, which will dilute the ownership position of our stockholders. Based on the number of shares of our common stock and CCIT II common stock outstanding on June 30, 2020, our current stockholders would own approximately 74% of the issued and outstanding shares of our common stock following the REIT Merger. Consequently, our stockholders, as a general matter, will have less influence over the management and policies of the Combined Company following the CCIT II Mergers than currently exercisable over our management and policies.
If the CCIT II Mergers are not consummated by May 30, 2021 (unless extended under certain circumstances), the Company or CCIT II may terminate the CCIT II Merger Agreement.
Either the Company or CCIT II may terminate the CCIT II Merger Agreement under certain circumstances, including if the CCIT II Mergers have not been consummated by May 30, 2021. However, this termination right will not be available to a party if that party failed to fulfill its obligations under the CCIT II Merger Agreement and that failure was the cause of, or resulted in, the failure to consummate the CCIT II Mergers by May 30, 2021.
Litigation challenging the CCIT II Mergers may increase costs and prevent the CCIT II Mergers from becoming effective within the expected timeframe, or from being completed at all.
If any stockholder files a lawsuit challenging the CCIT II Mergers, the Company cannot provide any assurance as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the CCIT II Mergers on the agreed-upon terms, such an injunction may prevent the completion of the CCIT II Mergers in the expected time frame or may prevent them from being completed at all. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could adversely affect the operations of each company’s business.
The Combined Company’s anticipated level of indebtedness will increase upon completion of the CCIT II Mergers.
In connection with the CCIT II Mergers, the Company will refinance certain indebtedness of CCIT II and will be subject to risks associated with debt financing, including a risk that the Combined Company’s cash flow could be insufficient to meet required payments on its debt. As of September 30, 2020, the Company had approximately $2.2 billion of outstanding indebtedness for borrowed money and approximately $398.0 million of liquidity (cash and cash equivalents and amounts available to be drawn under the Revolving Credit Facility). After giving effect to the CCIT II Mergers, the Combined Company’s total pro forma consolidated indebtedness as of September 30, 2020 (using June 30, 2020 for CCIT II) would be approximately $2.6 billion and its liquidity would be approximately $314.0 million (cash and cash equivalents and amounts available to be drawn under the Revolving Credit Facility).
The Combined Company’s indebtedness could have important consequences to the Combined Company's stockholders, including: (i) vulnerability of the Combined Company to general adverse economic and industry conditions; (ii) limiting the Combined Company’s ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements; (iii) requiring the use of an increased portion of the Combined Company’s cash flow from operations for the payment of principal and interest on its indebtedness, thereby reducing its ability to use its cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements; (iv) limiting the Combined Company’s flexibility in planning for, or reacting to, changes in its business and its industry; (v) putting the Combined Company at a disadvantage compared to its competitors with less indebtedness; and (vi) limiting the Combined Company’s ability to access capital markets or the possibility of a listing on a securities exchange.
The future results of the Combined Company will suffer if the Combined Company does not effectively manage its expanded operations following the CCIT II Mergers.
Following the CCIT II Mergers, the Combined Company expects to continue to expand its operations including strategic transactions, some of which may involve complex challenges. The future success of the Combined Company will depend, in part, upon the ability of the Combined Company to manage its expansion opportunities, which may pose substantial challenges for the Combined Company to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that the Combined Company’s strategic opportunities will be successful, or that the Combined Company will realize its expected operating efficiencies, cost savings, revenue enhancements, or other benefits.
Following the consummation of the CCIT II Mergers, the Combined Company will assume certain potential liabilities relating to CCIT II.
Following the consummation of the CCIT II Mergers, the Combined Company will have assumed certain potential liabilities relating to CCIT II. These liabilities could have a material adverse effect on the Combined Company’s business to the extent the Combined Company has not identified such liabilities or has underestimated the scope of such liabilities.
If the Combined Company has a potential liquidity event in the future (such as a merger, listing or sale of assets) (a “Strategic Transaction”), the market value ascribed to the shares of common stock of the Combined Company upon the Strategic Transaction may be lower than the estimated value per share of the Company and CCIT II considered by their respective boards of directors in approving and recommending the REIT Merger.
In approving and recommending the REIT Merger, the Company's Board, the CCIT II Special Committee (as defined in the CCIT II Merger Agreement), and CCIT II’s board of directors considered the most recent estimated value per share of CCIT II and the Company as determined by the respective boards of directors with the assistance of respective third-party financial advisors and appraisers. In the event that the Combined Company completes a Strategic Transaction after consummation of the CCIT II Mergers, such as a listing of its shares on a national securities exchange, a merger in which stockholders of the Combined Company receive securities that are listed on a national securities exchange, or a sale of the Combined Company for cash, the market value of the shares of the Combined Company upon consummation of such Strategic Transaction may be lower than the estimated values considered by CCIT II’s board of directors, the CCIT II Special Committee, and the Company's Board and the estimated value per share of the Company that may be reflected on the account statements of stockholders of the Combined Company after consummation of the CCIT II Mergers. There can be no assurance, however, that any such Strategic Transaction will occur.

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

During the quarter ended September 30, 2020, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 31, 2020	—	$—	—	—
August 31, 2020	—	$—	—	—
September 30, 2020	693,199	$8.86	—	(1)
(1)For a description of the maximum number of shares that may be purchased under our SRP, see Note 9, Equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended September 30, 2020, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended September 30, 2020, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS
The exhibits required to be filed with this report are set forth on the Exhibit Index hereto and incorporated by reference herein.
EXHIBIT INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description

2.1
Agreement and Plan of Merger, dated as of October 29, 2020, by and among Griffin Capital Essential Asset REIT, Inc., GRT (Cardinal REIT Merger Sub), LLC, Griffin Capital Essential Asset Operating Partnership, L.P., GRT OP (Cardinal New GP Sub), LLC, GRT OP (Cardinal LP Merger Sub), LLC, GRT OP (Cardinal OP Merger Sub), LLC, Cole Office & Industrial REIT (CCIT II), Inc., Cole Corporate Income Operating Partnership II, LP and CRI CCIT II LLC, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2020, SEC File No. 000-55605

10.1*	First Amendment to Second Amended and Restated Credit Agreement
10.2
Termination Letter Agreement, dated as of October 29, 2020, by and among Cole Office & Industrial REIT (CCIT II), Inc. and Cole Corporate Income Management II, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 2, 2020, SEC File No. 000-55605

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

101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended September 30, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	November 6, 2020	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)