Form 10-K
period 2020-12-31
Griffin Capital Essential Asset REIT, Inc.
filed 2021-02-26
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

There is currently no established public market for the Company's shares of common stock. The price at which our common equity was last sold is calculated based on the Company’s net asset value (“NAV”) in our follow-on offering, which expired during the year ended December 31, 2020. Based on the Company's NAV as of June 30, 2020, the last business day of the Company's most recent completed second fiscal quarter, the market value of each class of our common equity was as follows (dollars in thousands, except share amounts):

Class	Outstanding			Non-Affiliate
	Shares @ 6/30/2020	NAV	Market Value	Market Value
T	554,114	$8.97	$4,970	$4,968
S	1,802	$8.97	$16	$13
D	40,585	$8.95	$363	$361
I	1,901,412	$8.96	$17,037	$14,325
A	24,245,556	$8.81	$213,603	$210,895
AA	47,108,812	$8.81	$415,029	$415,029
AAA	951,675	$8.81	$8,384	$8,384
E	155,093,984	$8.88	$1,377,235	$1,377,235

Based on these calculations, the aggregate market value of our common equity held by non-affiliates, as of the last business day of the most recently completed second fiscal quarter was $2,031,210,000.
As of February 24, 2021 there were 559,728 shares of Class T common stock, 1,801 shares of Class S common stock, 41,302 shares of Class D common stock, 1,900,456 shares of Class I common stock, 24,396,690 shares of Class A common stock, 47,442,476 shares of Class AA common stock, 923,087 shares of Class AAA common stock, and 155,608,273 shares of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Griffin Capital Essential Asset REIT, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the continued severity, duration, transmission rate and geographic spread of COVID-19 ("COVID-19") in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate and with respect to occupancy rates, rent deferrals and the financial condition of GCEAR’s tenants; general financial and economic conditions; statements about the benefits of the CCIT II Merger and statements that address operating performance, events or developments that GCEAR expects or anticipates will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings in the CCIT II Merger, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the proposed merger to customers, employees, stockholders and other constituents of the combined company, the integration of GCEAR and CCIT II, cost savings related to and the expected timetable for completing the proposed merger and other non-historical statements; risks related to the disruption of management’s attention from ongoing business operations due to the proposed merger, including after its completion; our NAV per share; the availability of suitable investment or disposition opportunities; our use of leverage; changes in interest rates; the availability and terms of financing; market conditions; legislative and regulatory changes that could adversely affect the business of GCEAR; our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry, and other factors discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, military actions, and terrorist attacks, epidemics and pandemics, including the outbreak of COVID-19 and its impact on the operations and financial condition of us and the real estate industries in which we operate.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. Readers of this Annual Report should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

Summary of Risk Factors

•The current outbreak of COVID-19, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse effect on us (as defined below).

•The exchange ratio payable in connection with the CCIT II Merger is fixed and will not be adjusted in the event of any change in the relative values of CCIT II and the Company.

•Completion of the CCIT II Merger is subject to many conditions and if these conditions are not satisfied or waived, the CCIT II Merger will not be completed, which could result in the CCIT II Merger being terminated and the expenditure of significant unrecoverable transaction costs. Additionally, in the event that the CCIT II Merger closes, the Company expects to incur substantial costs related to completion and integration of the CCIT II Merger.

•The pendency of the CCIT II Merger, including as a result of the restrictions on the operation of the Company’s business during the period between signing the CCIT II Merger Agreement and the completion of the CCIT II Merger, and the diversion of our management’s attention could have a material adverse effect on us.

•The issuance of our common stock as merger consideration in the CCIT II Merger will result in CCIT II’s stockholders having an ownership stake in the combined company, which will dilute the ownership position of our current stockholders.

•Litigation challenging the CCIT II Merger may increase costs and prevent the CCIT II Merger from becoming effective within the expected timeframe, or from being completed at all, which could have a material adverse effect on us.

•Our anticipated indebtedness will increase upon completion of the CCIT II Merger, which could have a material adverse effect on us.

•Our future results will suffer if we do not effectively manage our expanded operations following the CCIT II Merger.

•There is currently no public trading market for shares of our common stock and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our published NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or actual operating results differ from our historical and/or anticipated results. Furthermore, the NAV per share that we publish will not reflect changes in our NAV, including potentially material changes, that are not immediately quantifiable.

•Our calculation of NAV is not a GAAP measure and may be different from the NAV calculations used by other public REITs, which could mean that our NAV is not comparable to NAV reported by other public REITs, and no rule or regulation requires that we calculate our NAV in a certain way, and our Board may adopt changes to our valuation procedures.

•Our stockholders are subject to the risk that our business and operating plans may change, including that we may pursue a Strategic Transaction.

•If we engage in a Strategic Transaction, the value ascribed to our shares of common stock in connection with the Strategic Transaction may be lower than our published NAV and our stockholders could suffer a loss in the event that they seek liquidity at a Strategic Transaction price per share that is lower than the then-current published NAV price per share. Furthermore, significant pent-up demand to sell shares of our common stock may cause the market price of our common stock to decline significantly.

•Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the GCEAR Operating Partnership or any partner thereof, on the other.

•We have issued convertible preferred shares (the "Series A Preferred Shares") that we may be required to redeem for cash in the future under certain circumstances, which could require us to allocate cash to such redemption on limited notice, or which may be converted into common shares in the future at the option of the holder of the Series A Preferred Shares, which would dilute the interests of our other shareholders. If any of the foregoing risks were to materialize, it could have a material adverse effect on us.

•Income generated by nearly all of our properties depends upon a single tenant and the bankruptcy, insolvency or downturn in the business of, or a lease termination or election not to renew by a single tenant could have a material adverse effect on us.

•Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, which could have a material adverse effect on us.

•If we breach covenants under our unsecured credit agreement with KeyBank and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date and could have a material adverse effect on us.

•We have broad authority to incur debt, and high debt levels could have a material adverse effect on us.

•We have incurred, and intend to continue to incur, indebtedness secured by our properties, which may result in foreclosure, which could have a material adverse effect on us.

•Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions because we would incur additional tax liabilities, which could have a material adverse effect on us.

PART I
ITEM 1. BUSINESS

The use herein of the words “GCEAR,” “the Company,” “we,” “us,” and “our” refer to Griffin Capital Essential Asset REIT, Inc, a Maryland corporation, and its subsidiaries, including Griffin Capital Essential Asset Operating Partnership, L.P., our operating partnership (the “GCEAR Operating Partnership”), except where the context otherwise requires.

Overview
We are an internally managed, publicly-registered, non-traded real estate investment trust (“REIT”). We own and operate a geographically diversified portfolio of strategically-located, high-quality corporate office and industrial properties that are primarily net-leased to single tenants that we have determined to be creditworthy.

The GCEAR platform was founded in 2009 and we have since grown to become one of the largest office and industrial-focused, net-lease REITs in the United States. Since our founding, our mission has been consistent – to generate long-term returns for our stockholders by combining the durability of high-quality corporate tenants, the stability of net leases and the power of proactive management. To achieve this mission, we leverage the skills and expertise of our employees who have expertise across a range of disciplines including acquisitions, dispositions, asset management, property management, development, finance, law and accounting. They are led by an experienced senior management team with commercial real estate experience averaging approximately 30 years.

As of December 31, 2020, we owned 98 properties (including one land parcel held for future development) in 25 states. Our contractual net rent for the 12-month period subsequent to December 31, 2020 is expected to be approximately $289.3 million, with approximately 64.3% expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings. As of December 31, 2020, our portfolio was approximately 88.5% leased (based on square footage), with a weighted average remaining lease term of 6.83 years and weighted average annual rent increases of approximately 2.1%.

On October 29, 2020, we entered into an Agreement and Plan of Merger with Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and certain other parties (the “CCIT II Merger Agreement”) pursuant to which we will acquire CCIT II for approximately $1.2 billion in a stock-for-stock transaction (the “CCIT II Merger”). This transaction is a continuation of our strategy since inception to strategically grow the portfolio with assets consistent with our investment strategy, improve our portfolio statistics, strengthen the balance sheet, and maximize stockholder value. At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock will be converted into the right to receive 1.392 shares of our Class E common stock. The CCIT II Merger is expected to close in March 2021. After the closing of the CCIT II Merger, we expect to have a combined portfolio consisting of 123 properties (including one land parcel held for future development) in 26 states.

History and Structure

The GCEAR platform was founded in 2009 with the launch of Griffin Capital Essential Asset REIT, Inc. (“EA-1”), a publicly-registered, non-traded REIT that acquired a geographically diversified portfolio of strategically-located, high-quality corporate office and industrial properties primarily net-leased to single tenants. By the end of 2014, EA-1 had reached its maximum primary offering amount in its follow-on offering, having raised approximately $1.3 billion in gross equity proceeds in its public and private offerings. By the end of 2018, the EA-1 portfolio had grown to 74 properties encompassing 19.9 million square feet with an acquisition value of approximately $3.0 billion. This growth was supported by significant strategic transactions, including a $521.5 million portfolio acquisition of 18 office properties from Columbia Property Trust, Inc. and an approximately $624.8 million stock-for-stock merger pursuant to which EA-1 acquired all of the ownership interests in Signature Office REIT, Inc.
As EA-1 completed its primary offering, Griffin Capital Essential Asset REIT II, Inc. (“EA-2”) was launched with the same focus and strategy as EA-1. By the end of 2018, EA-2 had raised approximately $734 million in gross equity proceeds and had a portfolio of 27 properties with an acquisition value of approximately $1.12 billion.

On December 14, 2018, EA-1 further aligned management with investors by internalizing management in a transaction whereby the former sponsor of EA-1 and EA-2, Griffin Capital Company, LLC (“GCC”), and Griffin Capital, LLC sold the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC to EA-1 for GCEAR OP Units (as defined below). Also, on December 14, 2018, EA-1, EA-2 and certain other related entities entered into a merger agreement pursuant to which, on April 30, 2019, EA-1 and EA-2 combined operations (the “EA Merger”). The internalization and EA Merger generated significant benefits for stockholders, including a material improvement in combined cash flows and earnings, superior alignment of interests, increased size and scale, improved portfolio demographics and significant operating efficiencies. Following the EA Merger, the surviving company was renamed Griffin Capital Essential Asset, REIT, Inc.
We utilize a structure known as an “UPREIT” structure, pursuant to which we conduct all of our business through the GCEAR Operating Partnership, with the GCEAR Operating Partnership, directly or indirectly through subsidiaries, owning all of our assets and liabilities. As of December 31, 2020, GCEAR, as the sole general partner, controlled the GCEAR Operating Partnership and owned approximately 87.8% of its outstanding common limited partnership units (“GCEAR OP Units”). The remaining 12.2% of GCEAR OP Units are owned by GCC and other affiliates of the Company, as well as unaffiliated, third-party limited partners.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners and operators of net-leased office and industrial properties:
•Diverse, High-Quality Property Portfolio: As of December 31, 2020, our portfolio was comprised of 98 properties (including one land parcel held for future development) located in 25 states with 113 tenants throughout the United States, and after the closing of the CCIT II Merger, we expect to have a combined portfolio consisting of 123 properties in 26 states with approximately 136 tenants throughout the United States. As of December 31, 2020, our portfolio was approximately 88.5% leased (based on square footage). Our properties offer strong geographic distribution, with no state accounting for more than approximately 11.8% of our portfolio, measured by percentage of our contractual net rent for the 12-month period subsequent to December 31, 2020.

•Diverse Portfolio of Creditworthy Tenants: We have a diverse tenant base, with no single tenant accounting for more than approximately 4.1% of our contractual net rent for the 12-month period subsequent to December 31, 2020 and our ten largest tenants accounting for approximately 28.7% of our contractual net rent for the 12-month period subsequent to December 31, 2020. Further, no single industry represents more than approximately 14.1% of our contractual net rent for the 12-month period subsequent to December 31, 2020. As of December 31, 2020, our portfolio had a weighted average remaining lease term of 6.83 years, with weighted average annual rent increases of approximately 2.1% through the remainder of the lease terms. Our contractual net rent for the 12-month period subsequent to December 31, 2020 is expected to be approximately $289.3 million, with approximately 64.3% to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy.

•Proactive, Hands-On Portfolio and Asset Management: We employ a proactive and diligent approach to managing our assets in order to mitigate risks and identify opportunities to maintain and/or add value to our portfolio. We believe this focus allows us to generate superior risk-adjusted returns from our assets when compared to the typical passive net-lease strategy.

•Proven and Experienced Management Team: Our senior management team has an average of approximately 30 years of commercial real estate experience and a proven ability to acquire and proactively manage properties in order to maximize their value.

Our Business Strategy

Our primary business objectives are to provide regular cash distributions to our stockholders. We also seek to achieve sustainable growth in our distributions over time while maximizing stockholder value. We seek to achieve these objectives by pursuing the following business and growth strategies:

•Own and Operate Well-Located, Business-Essential, Single-Tenant Assets Leased to High-Quality Tenants: We seek to own properties that are essential to our tenants’ business operations and are leased to tenants that we have determined to be creditworthy, as we believe such assets offer greater relative default protection. Our properties are generally new or recent Class A construction quality and condition and are located in primary, secondary and select tertiary metropolitan statistical areas. They are typically subject to long-term leases with defined rental rate increases, offering a consistent and predictable income stream across market cycles, or short-term leases that we have determined have a high probability of renewal and potential for increasing rent, offering income appreciation upon renewal.

•Achieve Stable and Predictable Cash Flows: We focus on generating durable cash flows for our investors. We seek to achieve this by focusing on high-quality properties and tenants that are subject to “net” leases with primarily annual contractual rental rate increases. When acquiring properties or entering into any new leases, we generally seek “net” leases, which mitigate cash flow volatility arising from fluctuations in property operating expenses and capital expenditure requirements. Under a “net” lease, the tenant pays certain operating expenses of the property in addition to “base rent,” which may include real estate taxes, special assessments, sales and use taxes, utilities, insurance, common area maintenance charges and building repairs. Additionally, in many of our leases, tenants are responsible for all or a portion of the costs of capital repairs and replacements. However, in some instances, we are responsible for some or all of these costs, which may include replacement and repair of the roof, structure, parking lots, and certain other major repairs and replacements with respect to the property. Our leases typically provide contractual rent increases, enabling potential distribution growth and a potential hedge against inflation, insulation from short-term economic cycles resulting from the long-term nature of the underlying leases, enhanced stability resulting from diversified credit characteristics of corporate credits and portfolio stability promoted through geographic and product type investment diversification.

•Provide Proactive Portfolio and Asset Management Services: Our management team believes that a proactive approach to portfolio and asset management is essential for maximizing risk-adjusted returns for our stockholders. This focus often allows us to pre-identify risks in our portfolio and take appropriate steps to mitigate them. Examples of ways in which we proactively manage risks include engaging in stringent property and lease compliance oversight, making regular on-site visits, developing deep tenant relationships and continuously monitoring tenant credit. We also proactively seek to add value to our portfolio through strategic property improvements, dynamic re-leasing strategies and other value-add strategies.

•Utilize Highly Selective Acquisition Criteria for Income-Producing Properties with Potential for Future Appreciation: We seek to make investments that satisfy the primary investment objective of providing regular cash distributions to our stockholders. However, because a significant factor in the valuation of income-producing real property is its potential for future appreciation, some properties we acquire may have the potential both for growth in value and for providing regular cash distributions to our stockholders. In selecting a potential property for acquisition, we consider many factors, including, but not limited to, the following:

•tenant creditworthiness;
•whether a property is essential to the business operations of the tenant(s);
•terms of the lease(s), including length of lease term, scope of landlord responsibilities, presence and frequency of contractual rental increases, renewal option provisions, purchase options, and termination options;
•historical financial performance;
•geographic location and property type;
•projected demand in the area;

•demographics of the area, neighborhood growth patterns, economic conditions, and local market conditions;
•the potential for the construction of new properties in the area;
•new or recent Class A construction quality and condition;
•physical location, visibility, curb appeal and access;
•potential capital and tenant improvements and reserves required to maintain the property;
•proposed purchase price, terms and conditions;
•projected net cash flow yield and internal rates of return;
•potential for capital appreciation;
•prospects for liquidity through sale, financing or refinancing of the property;
•ascertainable physical condition risks, such as environmental contamination; and
•treatment under applicable federal, state and local tax and other laws and regulations and evaluation of title.

In addition, we perform comprehensive diligence in connection with each potential acquisition which includes, among other things: obtaining and/or reviewing Phase I environmental assessments and histories; soil reports, seismic studies and flood zone studies; ATLA surveys; building plans and specifications; licenses, permits, governmental approvals; tenant estoppel certificates; tenant financial statements and information, as permitted; historical financial statements and tax statement summaries; proof of marketable title, subject to such liens and encumbrances as are acceptable to us; liability and title insurance policies; property zoning reports; UCC searches; and other property related items that we believe are relevant.

We make acquisitions directly or indirectly through the GCEAR Operating Partnership. We may issue GCEAR OP Units as consideration in transactions, which may facilitate more tax efficient transactions for sellers.

•Prudent Use of Leverage: We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We have an existing credit facility (the “Credit Facility”), which we may amend, modify, or replace from time to time. We may borrow using our Credit Facility or obtain separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages, other interests in our properties, guarantees and/or pledges of membership interests. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

We plan to use modest leverage in connection with our acquisition strategy. We may re-evaluate and change our debt strategy and policies in the future. Factors that we may consider when re-evaluating or changing our debt strategy and policies include then-current economic and market conditions, the relative cost of debt and equity capital, any acquisition opportunities, the ability of our properties to generate sufficient cash flow to cover debt service requirements and other similar factors. Further, we may increase or decrease our ratio of debt to equity in connection with any change of our borrowing policies.

•Use of Joint Ventures: We have acquired and may continue to acquire some of our properties through joint ventures, including general partnerships, co-tenancies and other participations with real estate developers, owners and others. We may enter into joint ventures for a variety of reasons, including to own and lease real properties that would not otherwise be available to us, to diversify our sources of equity, to create income streams that would not otherwise be available to us, to facilitate strategic transactions with unaffiliated third parties, and/or to further diversify our portfolio by geographic region or property type. These joint ventures may be programmatic relationships with domestic or international institutional sources of capital. In determining whether to invest in a particular joint venture, we will evaluate the interests in real property that such joint venture owns or is being formed to own under the same criteria that we use to evaluate other real estate investments.

•Value Creation Through Strategic Capital Recycling: We pursue an efficient capital allocation strategy that maximizes the value of our portfolio. We may also seek to make significant improvements to our properties if we believe such investments will generate an attractive return on our capital. For example, from time to time we will have tenants that elect to vacate our properties. While we will typically seek to immediately re-lease the property to a new tenant, there may be times where physical investment is necessary to maximize potential tenant demand. In such instances, we may elect to make such investments, but only if we believe both market demand and the increase in prospective rental rates justifies our investment on a risk-adjusted basis. If they do not, then we may elect to sell the asset and redeploy the proceeds into opportunities with superior risk-adjusted return prospects, in each case in a manner that is consistent with our qualification as a REIT. We determine whether a particular property should be sold or otherwise disposed of based on factors including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property and our portfolio. As of

December 31, 2020, we had sold 14 properties and one land parcel since our inception, including two properties during the year ended December 31, 2020.

Investment Policies and our Organizational Documents

Our charter currently requires that we invest our funds, in the manner required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association. The following is a summary of certain provisions of our charter and does not purport to be a complete description of each of the provisions and limitations contained therein. A complete copy of our charter can be found in the exhibit list to this Annual Report on Form 10-K.

Our charter requires that our independent directors review our investment policies at least annually to determine that our policies are in the best interests of our stockholders. Each determination and the basis therefor is required to be set forth in the applicable meeting minutes. The methods of implementing our investment policies may also vary as new investment techniques are developed.

A majority of the directors on our Board of Directors (the “Board”), including a majority of our independent directors, may alter the methods of implementing our investment objectives and policies, except as otherwise provided in our charter, without the approval of our stockholders. Certain investment policies and limitations specifically set forth in our charter, however, may only be amended by a vote of the stockholders holding a majority of our outstanding shares.

Although we have no plans at this time to change any of our investment objectives or policies, our Board may change any and all such investment objectives or policies, including our focus on single-tenant, business-essential office and industrial properties, if it believes such changes are in the best interests of our stockholders. We intend to notify our stockholders of any change to our investment policies by disclosing such changes in a public filing.

Our organizational documents do not impose limitations on the number, size or type of properties that we may acquire or on the amount that may be invested in any particular property type or single property, though each acquisition is required to be approved by our Board.

Our organizational documents also do not impose limitations on the amount we can borrow for the purchase of any property. These documents provide that our aggregate borrowings, secured and unsecured, must be reasonable in relation to our net assets and must be reviewed by our Board at least quarterly. Our charter currently limits our borrowing to 300% of our net assets (equivalent to approximately 75% of the cost of our assets) unless any excess borrowing is approved by a majority of our independent directors and is disclosed to our stockholders in our next quarterly report, along with the justification for such excess.

We do not expect to engage in any significant lending and have not engaged in significant lending over the past three years. Certain of our corporate governance policies limit our ability to make loans to directors, executive officers and certain other related persons. However, we do not otherwise have a policy limiting our ability to make loans to other persons, although our ability to do so may be limited by applicable law, such as the Sarbanes-Oxley Act.
Our charter restricts us from engaging in various types of transactions with affiliates. A majority of our directors (including the independent directors) must generally approve any such transactions, as detailed further in our charter.
Exchange Listing and Other Strategic Transactions
While we are currently operating as a perpetual-life REIT, we may consider a potential liquidity event in the future (e.g., a merger, listing of our shares on a national securities exchange, sale of assets, etc.) (a “Strategic Transaction”). We are not prohibited by our charter or otherwise from engaging in such a Strategic Transaction at any time. Subject to certain significant transactions that require stockholder approval, such as dissolution, merger into another entity in which we are not the surviving entity, consolidation or the sale or other disposition of all or substantially all of our assets, our Board maintains sole discretion to change our current strategy to pursue a Strategic Transaction or otherwise if it believes such a change is in the best interest of our stockholders.

Competition
The commercial real estate markets in which we operate are highly competitive. As we evaluate new properties for our portfolio, we are in competition with other potential buyers for the same properties, and such buyers may have greater financial resources or access to capital than we do or be willing to acquire properties in transactions that are more highly leveraged or are less attractive from a financial standpoint than we are willing to pursue. These factors may require us to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria. Although we intend to acquire properties subject to existing leases, the leasing of real estate is often highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have material adverse effect on us. Competition may also lead to an increase in tenants electing to not renew their lease, seeking to reduce the amount of space they lease with us and/or seeking shorter lease terms, which may also have a material effect on us. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Overview
Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We and any of our operating subsidiaries that we may form may be subject to state and local tax in states and localities in which they or we do business or own property. The tax treatment of us, the GCEAR Operating Partnership, any of our operating subsidiaries we may form and the holders of our shares in local jurisdictions may differ from our U.S. federal income tax treatment.
Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we diligence compliance with laws, including the ADA, when we acquire properties, we may incur additional costs to comply with the ADA or other regulations related to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to make expected distributions could be adversely affected.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk.

Other Regulations

The properties we acquire generally will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. Through our due diligence process and protections in our leases, we aim to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure our stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

We conduct our operations so that we and our subsidiaries are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). We regularly review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, we monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an "investment company" under the 1940 Act. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things, substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act or register as an investment company under the 1940 Act.
Our Securities

We may purchase or otherwise reacquire our shares of common stock or any of our other securities. We have no present intention to repurchase any of our shares of common stock except pursuant to our share redemption program (“SRP”) or pursuant to “net settlement” of shares to satisfy withholding obligations of our employees in connection with annual incentive awards.
We may in the future offer common stock or other debt or equity securities (including GCEAR OP Units) in exchange for cash, real estate assets or other investment targets or repurchase or otherwise reacquire common stock or other debt or equity securities.
We would only take such actions in conformity with applicable federal and state laws and the requirements for qualifying as a REIT under the Internal Revenue Code (the “Code”).
Human Capital Management

GCEAR is internally managed by an experienced and proven team that specializes in net-leased office and industrial properties. As of December 31, 2020, we employed 42 people. We believe our employees are our greatest asset. Because of this perspective, we have implemented a number of programs to foster their professional growth and their growth as global citizens.

We offer all of our employees a comprehensive benefits and wellness package, which includes paid time off and parental leave, high-quality medical, dental and vision insurance, disability, pet and life insurance, fitness programs, 401(k) matching and long-term incentive plans. We also encourage internal mobility in our organization and provide career enhancement and education opportunities, as well as educational grants.

We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value racial, gender, and generational diversity throughout our organization. As of December 31, 2020, approximately 45% of our employees were people of color/minorities and approximately 45% were women. In addition, as of December 31, 2020, a majority of our seven member Board was composed of women and/or minorities.

Our social policy extends beyond the individuals within our organization and encourages our employees to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back to the communities in which we live and work. For this reason, we co-founded the Griffin Charitable Initiative, a program through which we actively contribute our time and resources to support charitable causes.

Available Information

We make available on the “SEC Filings” subpage of our website (www.gcear.com) free of charge our annual reports on Form 10-K, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Corporate Governance” subpage of our website.

ITEM 1A. RISK FACTORS
Stockholders should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, liquidity, NAV per share, results of operations, cash flow, ability to satisfy our debt obligations, returns to our stockholders, the value of our stockholders’ investment in us and/or our ability to make distributions to our stockholders could be materially and adversely affected, which we refer herein collectively as a “material adverse effect on us.” Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements" for additional information regarding these forward-looking statements.
Risks Related to COVID-19
The current outbreak of COVID-19, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse effect on us.
The current outbreak of COVID-19 has had, and another outbreak in the future could have, repercussions across regional and global economies and financial markets. The COVID-19 outbreak in many countries has had a significant adverse impact on global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting various levels of quarantines, business and school closures and travel restrictions. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including various levels of “shelter in place” rules, and restrictions on the types of business that may continue to operate at full capacity. We cannot predict when restrictions currently in place will be lifted to some extent or entirely. As a result, the COVID-19 outbreak is negatively impacting almost every industry in the United States, directly or indirectly, including industries in which the Company and our tenants operate, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. Demand for office space nationwide has declined and is likely to continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy. The significance, extent, and duration of the overall operational and financial impact of the COVID-19 outbreak on our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties and it may have a material adverse effect on us.
We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could have a material adverse effect on us. As of February 24, 2021, we received October-February rent payments from approximately 100% of our portfolio. In addition, during the year ended December 31, 2020, we received a number of short-term rent relief inquiries from our tenants, most often in the form of rent deferral inquiries, or requests for further discussion from tenants. We believe some of these inquiries were opportunistic in nature and may not have been as a result of a direct financial need due to the outbreak. As of February 24, 2021, we granted two of these deferral requests that deferred three months of rent to be collected during 2021 without interest and represented less than 1.0% of total revenue for the year ended December 31, 2020. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the October-February collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.
Risks Related to the CCIT II Merger

The exchange ratio payable in connection with the CCIT II Merger is fixed and will not be adjusted in the event of any change in the relative values of CCIT II and the Company.

Upon the consummation of the CCIT II Merger, each issued and outstanding share of CCIT II’s common stock (other than certain excluded shares) will be converted into the right to receive 1.392 shares of our Class E common stock, in accordance with the CCIT II Merger Agreement. Such exchange ratio will not be adjusted, other than in the limited circumstances as expressly contemplated in the CCIT II Merger Agreement in connection with stock splits, combinations, reorganizations, or other similar events affecting the outstanding CCIT II common stock or the Company’s common stock. Except as expressly contemplated in the CCIT II Merger Agreement, no change in the merger consideration will be made for any reason, including the following:

•changes in the respective businesses, operations, assets, liabilities and prospects of CCIT II or the Company;

•changes in the estimated NAV per share of either the shares of CCIT II’s common stock or our Class E common stock (or any other class of our common stock);

•interest rates, general market and economic conditions and other factors generally affecting the businesses of CCIT II or the Company;

•federal, state and local legislation, governmental regulation and legal developments in the businesses in which CCIT II or the Company operate;

•dissident stockholder activity, including any stockholder litigation challenging the CCIT II Merger;

•other factors beyond the control of CCIT II and the Company, including those described or referred to elsewhere in this “Risk Factors” section; and

•acquisitions, dispositions or other changes in CCIT II's or our portfolio.

Any such changes may materially alter or affect the relative values of CCIT II and the Company and, as a result, the merger consideration may be more or less than the value of our Class E common stock negotiated in the CCIT II Merger Agreement.

Completion of the CCIT II Merger is subject to many conditions and if these conditions are not satisfied or waived, the CCIT II Merger will not be completed, which could result in the CCIT II Merger being terminated and the expenditure of significant unrecoverable transaction costs. Additionally, in the event that the CCIT II Merger closes, the Company expects to incur substantial costs related to completion and integration of the CCIT II Merger.

The CCIT II Merger is subject to many conditions that must be satisfied, or to the extent permitted by law, waived, in order to complete the CCIT II Merger. There can be no assurance that such conditions will be satisfied or waived or that the CCIT II Merger will be completed. In addition, CCIT II or the Company may terminate the CCIT II Merger Agreement under certain circumstances, including, among other reasons, if the CCIT II Merger is not completed by May 30, 2021. Failure to consummate the CCIT II Merger may adversely affect the Company’s results of operations and the Company’s ongoing business could be adversely affected because the Company has incurred and will continue to incur certain transaction costs, regardless of whether the CCIT II Merger closes, which could have a material adverse effect on us.

Additionally, the Company expects to incur substantial costs in connection with completing the CCIT II Merger and integrating the properties and operations of CCIT II with the Company. While the Company has assumed that a certain level of transaction costs would be incurred, there are a number of factors beyond the Company’s control that could affect the total amount or the timing of such costs. As a result, following the completion of the CCIT II Merger, the transaction costs associated with the CCIT II Merger could diminish a portion of the cost savings that the Company expects to achieve from the elimination of duplicative costs and the realization of economies of scale.

The pendency of the CCIT II Merger, including as a result of the restrictions on the operation of the Company’s business during the period between signing the CCIT II Merger Agreement and the completion of the CCIT II Merger and the diversion of our management's attention , could have a material adverse effect on us.

In connection with the pending CCIT II Merger, some of the Company’s or CCIT II’s tenants may delay or defer decisions relating to their leases, which could negatively impact the Company’s revenues, earnings, cash flows and expenses, regardless of whether the CCIT II Merger is completed. In addition, due to operating covenants in the CCIT II Merger Agreement, the Company may be unable, during the pendency of the CCIT II Merger, to pursue certain strategic transactions, undertake certain significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial. Additionally, the pending CCIT II Merger may divert the attention and resources of the Company’s management from the ongoing business activities and the pursuit of other opportunities that could be beneficial to the Company. If any of these risks were to materialize, it could have a material adverse effect on us
The issuance of our common stock as merger consideration in the CCIT II Merger will result in CCIT II’s stockholders having an ownership stake in the combined company, which will dilute the ownership position of our current stockholders.

The issuance of our common stock as merger consideration in the CCIT II Merger will result in CCIT II stockholders having an ownership in the combined company, which will dilute the ownership position of our current stockholders. Based on the number of shares of our common stock and CCIT II common stock outstanding on December 31, 2020, our current stockholders would hold approximately 72% of the issued and outstanding shares of our common stock following the CCIT II Merger. Consequently, our current stockholders, as a general matter, will have less influence over the management and policies of the combined company following the CCIT II Merger than they currently have over our management and policies.

Litigation challenging the CCIT II Merger may increase costs and prevent the CCIT II Merger from becoming effective within the expected timeframe, or from being completed at all, which could have a material adverse effect on us.

If one or more stockholders files a lawsuit challenging the CCIT II Merger, the Company cannot provide any assurance as to the outcome of any such lawsuit, including the costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation or settlement of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the CCIT II Merger on the agreed-upon terms, such an injunction may prevent the completion of the CCIT II Merger in the expected time frame, or may prevent it from being completed at all. Whether or not any such plaintiffs’ claims are successful, this type of litigation is often expensive and diverts management’s attention and resources, which could have a material adverse effect on us.

Our anticipated indebtedness will increase upon completion of the CCIT II Merger, which could have a material adverse effect on us.

In connection with the CCIT II Merger, we plan to refinance certain indebtedness of CCIT II using our Revolving Credit Facility (defined below) and will be subject to risks associated with debt financing, including a risk that our cash flow could be insufficient to meet required payments on our debt. As of December 31, 2020, we had approximately $2.1 billion of outstanding indebtedness and approximately $390.9 million of liquidity (including amounts available to be drawn under our Revolving Credit Facility). After giving effect to the CCIT II Merger, our total pro forma consolidated indebtedness as of December 31, 2020 would be approximately $2.5 billion and our liquidity would be approximately $542.0 million (cash and cash equivalents and amounts available to be drawn under our Revolving Credit Facility). Our indebtedness could have a material adverse effect on us, as discussed elsewhere in this “Risk Factors” section.

Our future results will suffer if we do not effectively manage our expanded operations following the CCIT II Merger.

Following the CCIT II Merger, we expect to continue to expand our operations, including through strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion and to integrate new operations into our existing business in an efficient and timely manner, and upon our ability to successfully monitor our operations, costs, regulatory compliance and service quality, and to maintain other necessary internal controls. There is no assurance that our strategic opportunities will be successful, or that we will realize its expected operating efficiencies, cost savings, revenue enhancements, or other benefits.

Following the consummation of the CCIT II Merger, we will assume certain potential liabilities relating to CCIT II.

Following the consummation of the CCIT II Merger, we assume certain potential liabilities relating to CCIT II. These liabilities could have a material adverse effect on us to the extent we have not identified such liabilities or have underestimated the scope of such liabilities.

We may incur adverse tax consequences if, prior to the CCIT II Merger, CCIT II fails to qualify as a REIT for federal income tax purposes, which could have a material adverse effect on us.

CCIT II has operated in a manner that it believes has allowed it to qualify as a REIT for federal income tax purposes under the Code and intends to continue to do so through the time of the CCIT II Merger, and we intend to continue operating in such a manner following the CCIT II Merger. CCIT II has not requested and does not plan to request a ruling from the IRS that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of CCIT II may affect its ability to qualify as a REIT. In order to qualify as a REIT, CCIT II must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its REIT taxable income, excluding any net capital gains.

If CCIT II (or, following the CCIT II Merger, the Company) loses its REIT status, or is determined to have lost its REIT status in a prior year, it will face serious tax consequences that would substantially reduce its cash available for distribution, including cash available to pay dividends to its stockholders, because:

•it would be subject to federal corporate income tax on its net income for the years it did not qualify for taxation as a REIT (and, for such years, would not be allowed a deduction for dividends paid to stockholders in computing its taxable income);

•it could possibly be subject to increased state and local taxes for such periods;

•unless it is entitled to relief under applicable statutory provisions, neither it nor any “successor” company could elect to be taxed as a REIT until the fifth taxable year following the year during which it was disqualified; and

•for five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to corporate level tax with respect to any built-in gain inherent in such asset at the time of re-election.

Following the CCIT II Merger, we will inherit any liability with respect to unpaid taxes of CCIT II for any periods prior to the CCIT II Merger. In addition, as described above, if CCIT II fails to qualify as a REIT as of the CCIT II Merger we nevertheless qualified as a REIT, in the event of a taxable disposition of a former CCIT II asset during the five years following the CCIT II Merger we would be subject to corporate tax with respect to any built-in gain inherent in such asset as of the CCIT II Merger.

As a result of all these factors, CCIT II's or the Company’s failure to qualify as a REIT could have a material adverse effect on us and could have other adverse effects on us, including material ones. In addition, for years in which we do not qualify as a REIT, we would not otherwise be required to make distributions to stockholders.

Risks Related to an Investment in Our Common Stock

There is currently no public trading market for shares of our common stock and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders may be unable to sell their shares of our common stock because our SRP is subject to significant restrictions and limitations and even if our stockholders are able to sell their shares under our SRP, they may not be able to recover the amount of their investment in shares of our common stock. Furthermore, the ownership limits imposed by our charter on us as a REIT could impose further impediments to a stockholder’s ability to sell shares of our common stock.

There is currently no public market for shares of our common stock and there may never be one.

Furthermore, our SRP includes numerous restrictions that limit a stockholder’s ability to sell their shares to us. Our SRP may provide stockholders with a limited opportunity to sell their shares to us after they have held them for a period of one year if would-be redeeming stockholders comply with significant restrictions and limitations. Generally, our SRP imposes a quarterly cap on aggregate redemptions of shares of our common stock equal to a value (based on the applicable redemption price per share on the day the redemption is effected) of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter; provided, however, that every quarter each class of our common stock will be allocated capacity within such aggregate limit to allow us to redeem shares equal to a value of up to 5% of the aggregate NAV of each class of common stock as of the last calendar day of the previous quarter.

Our Board may limit, suspend, terminate or amend any provision of our SRP upon 30 days’ notice and our Board did previously suspend our SRP effective March 28, 2020 and could do so again. Under the partial reinstatement of our SRP on July 16, 2020, redemptions of shares of our common stock are limited to those sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and are also subject to a quarterly cap on aggregate redemptions equal to amount of the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to our distribution reinvestment plan (“DRP”) during such quarter. Additionally, the vast majority of our assets consist of properties which cannot generally be readily liquidated on short notice without impacting our ability to realize full value upon their disposition. As a result, we may not always have a sufficient amount of cash to immediately satisfy redemption requests. Furthermore, if any single stockholder who owns a significant number of shares of our common stock elects to redeem shares in a given quarter, the limitations on redemption contained in our SRP may be met or exceeded. As a result of the foregoing, a stockholder’s ability to have their shares redeemed by us pursuant to our SRP may be limited.

Furthermore, to ensure that we do not fail to qualify as a REIT, our charter also prohibits the ownership by any Person (as defined in our charter) of more than 9.8% (in value or in number, whichever is more restrictive, as determined in good faith by our Board) of the aggregate of our common stock or more than 9.8% of the value (as determined in good faith by our Board) of the aggregate of outstanding Shares (as defined in our charter), unless waived by our Board. Such restriction may inhibit large investors from desiring to purchase a stockholder’s shares, including in connection with a takeover that could otherwise result in a premium price for our stockholders, and could impose further impediments to a stockholder’s ability to sell shares of our common stock.
Our published NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or the actual operating results differ from our historical and/or anticipated results.
Furthermore, the NAV per share that we publish will not reflect changes in our NAV, including potentially material changes, that are not immediately quantifiable.

We update our NAV per share on a quarterly basis based on third-party appraisals of our properties, which are impacted by real estate market events that are known to be material to our NAV. The valuations reflect information provided to the appraisers with a reasonable time to analyze the event and document the new market value. Annual third-party appraisals of our properties using an appraisal report format are conducted on a rolling basis, such that properties will be appraised at different times throughout any given year with each property generally appraised at least once per calendar year. These appraisals involve subjective judgements and are not necessarily representative of the price at which an asset or liability would sell pursuant to negotiation between an arms’ length buyer and seller. We will not retroactively adjust the NAV per share of any class reported. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously assumed, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for any class of our common stock to increase or decrease, and such increase or decrease will occur on the day the adjustment is made. Additionally, notification of property and real estate market events may lag the actual event and events may be missed, unknown or difficult to value. Furthermore, the NAV per share that we publish will not reflect changes in NAV, including potentially material changes, that are not immediately quantifiable, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures. The resulting potential disparity in our NAV may inure to the benefit of redeeming stockholders or non-redeeming stockholders and new purchasers of our common stock, depending on whether our published NAV per share for a given class is overstated or understated.

Our NAV is not a GAAP measure and involves certain subjective judgments by the Company, the independent valuation management firms and other parties involved in valuing our assets and liabilities.

Our valuation procedures are not subject to GAAP and our NAV is not a GAAP measure. Our NAV may differ from prior appraisals and/or actual operating results, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Company, such as whether the independent valuation management firms should be notified of events specific to our properties that could affect their valuations, as well as of the independent valuation management firms and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our Board to adopt appropriate valuation procedures and on the independent valuation management firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets. Our NAV is not audited or reviewed by our independent registered public accounting firm.

Our calculation of NAV may be different from the NAV calculations used by other public REITs, which could mean that our NAV is not comparable to NAV reported by other public REITs and no rule or regulation requires that we calculate our NAV in a certain way, and our Board, including a majority of our independent directors, may adopt changes to our valuation procedures.

While the Institute for Portfolio Alternatives sets forth certain “best practices” guidelines for non-traded REITs to use in calculating NAV, there are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our Board, including a majority of our independent directors, reviews the appropriateness of its valuation procedures and may, at any time, adopt changes to the valuation procedures. During such review, our Board may change aspects of our valuation procedures, which changes may have an adverse effect on our NAV and the price at which our stockholders may sell shares to us under our SRP or invest in additional shares of our common stock under our DRP. Because our calculation of NAV may be different from the NAV calculations used by other public REITs, our NAV is not comparable to NAV reported by other public REITs.

We may be unable to maintain cash distributions or increase distributions over time.

We may be unable to maintain cash distributions or increase distributions over time. The amount of cash available for distribution will be affected by many factors, such as our ability to acquire properties and our operating expense levels, as well as many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase, or that future acquisitions of real properties will increase our cash available for distribution to our stockholders. Our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders.
Our stockholders are subject to the risk that our business and operating plans may change, including that we may pursue a Strategic Transaction.

We may consider a Strategic Transaction in the future. We are not prohibited by our charter or otherwise from engaging in a Strategic Transaction at any time. Subject to certain significant transactions that require stockholder approval, such as dissolution, merger into another entity in which we are not the surviving entity, consolidation or the sale or other disposition of all or substantially all of our assets, our Board maintains sole discretion to change our current strategy to pursue a Strategic Transaction or otherwise if it believes such a change is in the best interest of our stockholders. There can be no assurance, however that any such Strategic Transaction will occur. Our Board may also change our investment objectives, targeted investments, borrowing policies or other corporate policies without stockholder approval.

If we engage in a Strategic Transaction, the value ascribed to our shares of common stock in connection with the Strategic Transaction may be lower than our published NAV and our stockholders could suffer a loss in the event that they seek liquidity at a Strategic Transaction price per share that is lower than the then-current published NAV price per share. Furthermore, because we have a large number of stockholders and our common stock is not listed on a national securities exchange, there may be significant pent-up demand to sell shares of our common stock. Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may cause the market price of our common stock to decline significantly.

In the event that we complete a Strategic Transaction, the value of our shares in connection with such Strategic Transaction may be lower than our published NAV. For example, if our shares are listed on a national securities exchange, the price at which the shares are listed may be lower than the most recent published NAV per share of our common stock.

Furthermore, because our common stock is not listed on any national securities exchange, the ability of our stockholders to liquidate their investments is limited. As a result, there may be significant pent-up demand to sell shares of our common stock. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock significantly and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if a substantial number of sales of our shares of common stock are not effected, the mere perception of the possibility of these sales could depress the market price of our common stock, have a negative effect on our ability to raise capital in the future and have a material adverse effect on us.

Risks Related to Our Conflicts of Interest

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the GCEAR Operating Partnership or any partner thereof, on other hand. Additionally, the chairman of our Board is a controlling person of entities that have received GCEAR OP Units, and therefore may face conflicts with regard to his fiduciary duties to the Company and those entities.

Conflicts of interest could arise in the future as a result of the relationships between us and our affiliates, on one hand, and the GCEAR Operating Partnership or any partner thereof, on the other. Our directors and officers have duties to the Company and our stockholders under applicable Maryland law in connection with their management of the Company. At the same time, we have fiduciary duties, as a general partner, to the GCEAR Operating Partnership and to the limited partners under Delaware law in connection with the management of the GCEAR Operating Partnership. Our duties as a general partner to the GCEAR Operating Partnership and its partners may come into conflict with the duties of our directors and officers to the Company and our stockholders. Further, Delaware law generally requires a general partner of a Delaware limited partnership to adhere to fiduciary duty standards under which it owes its limited partners the highest duties of good faith, fairness and loyalty and which generally prohibit such general partner from taking any action or engaging in any transaction as to which it has a conflict of interest. Additionally, the chairman of our Board is a controlling person of entities that have received GCEAR OP Units which may be exchanged for our common stock in the future. The chairman of our Board may also make decisions on behalf of those entities. Furthermore, our ability to redeem shares pursuant to our SRP is subject to certain limitations, including a limitation on the number of shares we may redeem during each quarter. If those entities entity should elect to redeem shares in a given quarter, the limitations on redemption contained in our SRP may be met or exceeded.

Risks Related to Our Corporate Structure

We are not afforded the protection of Maryland law relating to business combinations.

Under Maryland law, “business combinations” between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder are prohibited for five years after the most recent date on which the interested stockholder becomes an interested stockholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested stockholder is defined as:

•any person who beneficially owns 10% or more of the voting power of the corporation’s shares; or

•an affiliate or associate of the corporation who, at any time within the two-year period prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding voting stock of the corporation.

These prohibitions are intended to prevent a change of control by interested stockholders who do not have the support of our Board. Since our charter contains limitations on ownership of 9.8% or more of our common stock, we opted out of the business combinations statute in our charter and, therefore, we will not be afforded the protections of this statute. However, there is no guarantee that the ownership limitations in our charter would provide the same measure of protection as the business combinations statute and prevent an undesired change of control by an interested stockholder.

Our charter and bylaws and Maryland law contain provisions that may delay or prevent a change of control transaction.

Our charter prohibits the ownership by any Person (as defined in our charter) of more than 9.8% (in value or in number, whichever is more restrictive, as determined in good faith by our Board) of the aggregate of our common stock or more than 9.8% of the value (as determined in good faith by our Board) of the aggregate of our outstanding Shares (as defined in our charter), unless waived by our Board. The ownership limits and the other restrictions on ownership and transfer of our stock contained in our charter may delay or prevent a transaction or a change of control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Our stockholders’ investment return would be reduced if we were required to register as an investment company under the 1940 Act and we would not be able to continue our business unless and until we registered under the 1940 Act.

We conduct our operations so that we and our subsidiaries are not required to register as an investment company under the 1940 Act. We regularly review our investment activity to attempt to ensure that we do not come within the application of the 1940 Act. Among other things, we monitor the proportion of our portfolio that is placed in various investments so that we do not come within the definition of an "investment company" under the 1940 Act. In order to avoid falling within the definition of an “investment company” under the 1940 Act, we engage primarily in the business of owning real estate. As of December 31, 2020, we owned 98 properties, and it is our intention that investments in real estate properties will represent the substantial majority of our total asset mix.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may need to sell assets we would otherwise wish to retain. In addition, we may be required to acquire additional income- or loss-generating assets that we might not otherwise acquire or forgo opportunities to acquire interests in companies that we would otherwise want to acquire. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things, substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act or alternatively, register as an investment company under the 1940 Act. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the Company and liquidate our business.

Our stockholders’ interest in the Company will be diluted as we issue additional shares and our stockholders’ interest in our assets will also be diluted if the GCEAR Operating Partnership issues additional units.

Our stockholders do not have preemptive rights to any shares issued by us in the future. Subject to Maryland law, our Board may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without obtaining stockholder approval. Further, our outstanding and any later-issued Series A Preferred Shares may be converted into our common stock under certain circumstances. Existing stockholders will experience dilution of their equity investment in the Company as we (i) sell additional shares in future public offerings and pursuant to our DRP, (ii) sell securities that are convertible into shares of our common stock, (iii) issue shares of our common stock in one or more private offerings of securities to institutional investors, (iv) issue shares of restricted common stock or restricted stock units (“RSUs”) to our independent directors and executive officers, (v) issue shares in connection with an exchange of limited partnership interests of the GCEAR Operating Partnership, or (vi) convert shares of the outstanding tranche of our Series A Preferred Shares into shares of our common stock and an additional tranche of Series A Preferred Shares that we are obligated to issue under certain circumstances. Furthermore, because we own all of our assets and liabilities through the GCEAR Operating Partnership, directly or indirectly through subsidiaries, to the extent we issue additional GCEAR OP Units, our stockholders' percentage ownership interests in our assets will be diluted.

Our rights and the rights of our stockholders to recover claims against our officers and directors are limited, which could reduce our stockholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a director has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the corporation’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our directors and officers to the maximum extent permitted under Maryland law. Additionally, our charter limits the liability of our directors and officers for monetary damages to the maximum extent permitted under Maryland law. The former directors and officers of EA-1 also have indemnification agreements that we previously assumed for claims relating to such person’s status as a former director or officer of EA-1. Further, our charter permits the Company, with the approval of our Board, to provide such indemnification and advancement of expenses to any of our employees or agents. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, than might otherwise exist under common law, which could reduce our stockholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to our stockholders.

Holders of our Series A Preferred Shares will have a right to require us to redeem the Series A Preferred Shares for cash in the event that we have not listed our securities on a national exchange by a certain date. This redemption obligation would require us to allocate cash to such redemption on limited notice when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans. Such holders also have a right to convert their Series A Preferred Shares into common shares as soon as August 2023 and such conversion would dilute the interests of our other shareholders. Furthermore, we may be obligated to issue a second tranche of such securities, increasing the holder’s interest in our Company. Any of the foregoing risks could have a material adverse effect on us.
We have issued 5,000,000 Series A Preferred Shares that rank senior to all other shares of our stock, including our common stock, and grant the holder certain rights that are superior or additional to the rights of common stockholders, including with respect to the payment of distributions, liquidation preference, redemption rights, and conversion rights. Distributions on the Series A Preferred Shares are cumulative and are declared and payable quarterly in arrears. We are obligated to pay the holder of the Series A Preferred Shares its current distributions and any accumulated and unpaid distributions prior to any distributions being paid to our common stockholders and, therefore, any cash available for distribution is used first to pay distributions to the holder of the Series A Preferred Shares. The Series A Preferred Shares also have a liquidation preference in the event of our voluntary or involuntary liquidation, dissolution, or winding up of our affairs (a “liquidation”) which could negatively affect any payments to the common stockholders in the event of a liquidation. Under the terms of the original purchase agreement for the Series A Preferred Shares, the holder of the Series A Preferred Shares agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date for an additional purchase price of $125.0 million, subject to satisfaction of certain conditions. Accordingly, under certain circumstances, we may be obligated to issue a second tranche of the Series A Preferred Shares.
The holder of the Series A Preferred Shares will have a right to require us to redeem the Series A Preferred Shares (including any second tranche) for cash in the event that there has not been a listing by August 2023. This redemption obligation would require us to allocate cash to such redemption on limited notice when there may be a shortage of cash or when we would prefer to allocate cash to other uses consistent with our business plans. In addition, the holder of the Series A Preferred Shares has, the right to convert any or all of the Series A Preferred Shares held by the holder into shares of our common stock beginning as soon as August 2023. Such conversion of the Series A Preferred Shares, whether the current tranche or both the current and second tranche, would be dilutive to our common stockholders, and, in the event of the issuance of a second tranche and the conversion of both tranches, would result in the holder of the Series A Preferred Shares owning approximately 8.0% of our common stock on a pro formas basis following the completion of the CCIT II Merger on a fully diluted basis.
If we fail to pay distributions on the Series A Preferred Shares for six quarters (whether or not consecutive), the holder will be entitled to elect two additional directors of the Company (the Preferred Shares Directors”). The election will take place at the next annual meeting of stockholders, or at a special meeting of the holder of Series A Preferred Shares called for that purpose, and such right to elect Preferred Stock Directors shall continue until all distributions accumulated on the Series A Preferred Shares have been paid in full for all past distribution periods and the accumulated distribution for the then current distribution period shall have been authorized, declared and paid in full or authorized, declared and a sum sufficient for the payment thereof irrevocably set apart for payment in trust.
If any of the foregoing risks were to materialize, it could have a material adverse effect on us.
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

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.

Our bylaws provide that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach by any director, officer or other employee of the Company of a duty owed to the Company or our stockholders or of any standard of conduct set forth in the Maryland General Corporation Law (“MGCL”), (iii) any action asserting a claim arising pursuant to any provision of the MGCL including, but not limited to, the meaning, interpretation, effect, validity, performance or enforcement of our charter or our bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our Board, without stockholder approval, adopted this provision of our bylaws so that we may respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with the Company or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

Risks Related to Our Business

We are primarily dependent on single-tenant leases for our revenue, and the bankruptcy, insolvency, or downturn in the business of, or a lease termination or election not to renew by a single tenant could have a material adverse effect on us.

Our properties are primarily leased to single tenants or will derive a majority of their rental income from single tenants and, therefore, the success of those properties is materially dependent on the financial stability of the companies to which we have leased and/or guaranteed such properties. Lease payment defaults, including those caused by the current economic climate, could cause us to reduce the amount of distributions we pay and/or force us to find an alternative source of revenue to meet a debt payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have a material adverse effect on us. Additionally, in certain instances, we may agree to enter into or assume leases that vary from our normal lease parameters. Moreover, we can provide no assurance that our strategy of owning and operating office and industrial properties that are primarily net-leased to single tenants will be successful or that we will attain our investment and portfolio management objectives. Furthermore, although we have no current intention to do so, we may also invest in single-tenant, net-leased office and industrial properties outside of the United States and we can provide no assurance that we will have success in any such investments.

We currently rely on five tenants for a meaningful amount of revenue and adverse effects to their business could have a material adverse effect on us.

Our five largest tenants, based on contractual net rent for the 12-month period subsequent to December 31, 2020, were General Electric Company located in Georgia, Ohio and Texas (approximately 4.1%), Wood Group Mustang, Inc., located in Texas (approximately 3.4%), Southern Company Services, Inc. located in Alabama (approximately 3.1%), McKesson Corporation, located in Arizona (approximately 3.0%) and LPL Holdings, Inc., located in South Carolina (approximately 2.9%). The revenues generated by the properties leased and/or guaranteed by these companies are substantially reliant upon the financial condition of such companies and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which could have a material adverse effect on us.

We may experience concentrations of lease expiration dates in the future, which may (i) cause a loss in the value of our stockholders’ investment until the affected properties are re-leased or sold, (ii) increase our exposure to downturns in the real estate market during the time that we are trying to re-lease or sell such space, and (iii) increase our capital expenditure requirements during the re-leasing or sale period, any of which could have a material adverse effect on us.

Our lease expirations by year based on contractual net rent for the 12-month period subsequent to December 31, 2020 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Contractual Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Contractual Net Rent
2021	$2,855	4	759,200	1.0%
2022	12,628	8	978,900	4.4
2023	22,935	9	1,233,000	7.9
2024	46,967	16	3,950,800	16.2
2025	35,795	19	2,644,700	12.4
2026	24,112	8	2,102,000	8.3
>2027	144,050	49	12,072,054	49.8
Vacant	—	—	3,093,059	—
Total	$289,342	113	26,833,713	100.0%

(1)     Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

We may experience concentrations of lease expiration dates in the future. As the expiration date of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased or sold upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current lease(s). Therefore, if we were to liquidate any of these assets prior to the favorable re-leasing of the space, we may suffer a loss on our investment. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the lease terms if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. To meet our need for cash during these times, we may have to increase borrowings or reduce our distributions, or both. Any of the foregoing risks could have a material adverse effect on us.

Net leases may not result in fair market lease rates over time.

A large portion of our rental income is derived from net leases. Net leases are typically characterized by (1) longer lease terms and (2) fixed rental rate increases during the primary term of the lease and there is an increased risk that these contractual lease terms will fail to result in fair market rental rates. As a result, our income and distributions to our stockholders could be lower than they would otherwise be if we did not engage in net leases, which could have a material adverse effect on us..

Our real estate investments may include special use single tenant properties, and, as such, it may be difficult to retain existing tenants or to sell or re-lease these properties if the existing tenant defaults or terminates its lease early, which could have a material adverse effect on us.

We focus our investments on commercial and industrial properties, a number of which may include manufacturing facilities and/or special use properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets. This illiquidity will limit our ability to quickly change our portfolio in response to changes in economic, market or other conditions. With these properties, we may be required to renovate a vacant property in order to try to re-lease or sell it, grant rent or other concessions and/or make significant capital expenditures to improve properties in order to retain existing tenants. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the company that has leased and/or guaranteed the property due to the special purpose for which the property may have been designed. These and other limitations could have a material adverse effect on us and may affect our ability to retain existing tenants or to sell or re-lease these properties if the existing tenant defaults or terminates its lease early, which could have a material adverse effect on us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, which could have a material adverse effect on us.

The commercial real estate markets in which we operate are highly competitive. As we evaluate new properties for our portfolio, we are in competition with other potential buyers for the same properties that may have greater financial resources or access to capital than we may or be willing to acquire properties in transactions that are more highly leveraged or are less attractive from a financial standpoint than we are willing to pursue. This competition may require us to pay more to purchase the property than if there were no other potential acquirers or we may have to locate another property that meets our investment criteria.

Although we intend to acquire properties subject to existing leases, the leasing of real estate is often highly competitive, and we may experience competition for tenants from owners and managers of competing properties. As a result, we may have to provide free rent, incur charges for tenant improvements, offer other inducements, or we might not be able to timely lease the space, any of which could have a material adverse effect on us. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentive payments in order to retain tenants when our leases expire. Competition for companies that may lease or guarantee our properties could decrease or prevent increases of the occupancy and rental rates of our properties, which could have a material adverse effect on us. Furthermore, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.

We depend on current key personnel for our future success, and the loss of such personnel or inability to attract and retain personnel could harm our business.

Our future success will depend in large part on our ability to attract and retain a sufficient number of qualified personnel. Competition for such personnel is intense, and we cannot assure stockholders that we will be successful in attracting and retaining such skilled personnel. Our future success also depends upon the service of our senior management team, who we believe have extensive market knowledge and business relationships and will exercise substantial influence over the Company’s operating, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that we believe that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist us in negotiations with sellers, lenders, companies that may lease of guarantee our properties and other industry personnel. As a result, the loss of one or more of them could harm our business.We believe that many of our other key executive personnel also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the business relationships that these individuals have developed is critically important to the success of our business. The loss of services of one or more members of our senior management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our business relationships with sellers, lenders, business partners, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.

Key employees of the Company may depart either before or after the CCIT II Merger because of a desire not to remain with the Company following the CCIT II Merger. Accordingly, no assurance can be given that we will be able to retain such key personnel to the same extent as in the past.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, any of which could have a material adverse effect on us.

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, or confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside the Company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. If any of the foregoing risks materialize, it could have a material adverse effect on us.

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. For so long as our common stock is not traded on a national securities exchange, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and we can provide no assurance that the system and process evaluation and testing of our internal control over financial reporting that we perform to allow management to report on the effectiveness of such internal controls will be effective.

As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such material weaknesses or significant deficiencies, we will make efforts to further improve our internal control over financial reporting controls, but there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information..

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

We own and operate real estate. As of December 31, 2020, our real estate portfolio consisted of 98 properties in 25 states and 113 lessees consisting substantially of office, warehouse, and manufacturing facilities and one land parcel held for future development. Our operating results will be subject to risks generally incident to the ownership of real estate. These include, among others, and including those described elsewhere in this "Risk Factors" section:

•the value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenues, sales proceeds and occupancy levels at our properties and could have a material adverse effect on us. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to stockholders;

•it may be difficult to buy and sell real estate quickly, or we or potential buyers of our properties may experience difficulty in obtaining financing, which may limit our ability to acquire or dispose of properties promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate acquisitions of new properties or dispositions of our properties, on favorable terms, or at all;

•our properties may be subject to impairment losses, which could have a material adverse effect on us;

•changes in tax, real estate, environmental or zoning laws and regulations;

•changes in property tax assessments and insurance costs;

•the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs could have a material adverse effect on us; and

•we may from time to time be subject to litigation, which may significantly divert the attention and resources of the Company’s management and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance, and any of which could have a material adverse effect on us.

These and other risks could have a material adverse effect on us and may prevent us from realizing growth or maintaining the value of our real estate properties.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements typically contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing. Also, most sellers of large commercial properties are special purpose entities without significant assets other than the property itself and there is often no credit behind the surviving provisions of a purchase agreement. The purchase of properties with limited warranties or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property and could expose us to unknown liabilities.

We may finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. We may finance properties with lock-out provisions, which could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders and may prohibit us from reducing the outstanding indebtedness with respect to any such properties by repaying or refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Any mortgage debt that we place on our properties may also impose prepayment penalties upon the sale of the mortgaged property. If a lender invokes these penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to the Company to sell the property could increase substantially. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests. Any of the foregoing could have a material adverse effect on us.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.

We can provide no assurance that we will not suffer losses that are not covered by insurance or that are in excess of insurance. There are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, fires, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain, even though available, any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high. Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property manager. Separately, we obtain, to the extent available, contingent liability and property insurance and flood insurance, rent loss insurance covering at least one year of rental loss, and a pollution insurance policy for all of our properties.

However, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk. We cannot assure stockholders that we will have adequate coverage for losses. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.
We are subject to risks from climate change and natural disasters such as earthquakes and severe weather conditions.
Our properties are located in areas that may be subject to climate change and natural disasters, such as earthquakes and wildfires, and severe weather conditions. Climate change and natural disasters, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our properties located in areas affected by these conditions, including those in low-lying areas close to sea level, and/or decreases in demand, rent from, or the value of those properties. In addition, we may incur material costs to protect these properties, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance.

The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake) affecting an area in which we have a significant concentration of properties, such as in Texas, California, Ohio, Arizona, Georgia, Illinois or New Jersey, could have a material adverse effect on us. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from climate change, natural disasters or severe weather conditions.

Delays in the acquisition, development and construction of properties could have a material adverse effect on us.

Our investments in unimproved real property, properties that are in need of redevelopment, or properties that are under development or construction will be subject to the uncertainties associated with the development and construction of real property, including those related to re-zoning land for development, environmental concerns of governmental entities and/or community groups and our contractors’ ability to build in conformity with plans, specifications, budgets and timetables. If a contractor fails to perform, we may resort to legal action relating to the contract or the construction contract, as applicable, or to compel performance which may lead to additional costs and delays.

Developing and constructing properties also exposes us to risks such as cost over-runs, carrying costs, completion guarantees, availability and costs of materials and labor issues, weather conditions and government regulation. Where properties are acquired prior to the start of construction or during the early stages of construction, it will typically take up to one year or more to complete construction and lease available space. Therefore, stockholders could suffer delays in the receipt of distributions attributable to those particular real properties. We may incur additional risks when we make periodic progress payments or other advances to contractors before they complete construction. These and other factors can result in increased costs of a project or loss of our investment. We also must rely on rental income and expense projections and estimates of the fair market value of a property upon completion of construction when agreeing upon a purchase price at the time we acquire the property. If our projections are inaccurate, we may pay too much for a property, and the return on our investment could suffer.

Costs of complying with governmental laws and regulations, including those relating to environmental matters and the ADA, may have a material adverse effect on us.
All real property we acquire, and the operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and zoning and state and local fire and life safety requirements.
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances, any of which could have a material adverse effect on us. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk. Compliance with current and future laws and regulations may require us to incur material expenditures, which could have a material adverse effect on us. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. In addition, the presence of hazardous substances, or the failure to properly remediate these substances, may adversely affect our ability to sell, rent or pledge such property as collateral for future borrowings.
Additionally, our tenants’ operations, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. There are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance, which could result in material expenditures. We cannot assure our stockholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us.
Under the ADA all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. The ADA generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We aim to acquire properties that comply with the ADA or may place the burden on the seller or other third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to acquire properties or allocate responsibilities in this manner. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we diligence compliance with laws, including the ADA, when we acquire properties, we may incur additional costs to comply with the ADA or other regulations related to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, it could have a material adverse effect on us.

Furthermore, the properties we acquire generally will be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. Through our due diligence process and protections in our leases, we aim to acquire properties that are in material compliance with all such regulatory requirements. However, we cannot assure our stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have a material adverse effect on us.

Any of the foregoing could have a material adverse effect on us.

If we sell properties by providing financing to purchasers, defaults by the purchasers could have a material adverse effect on us.

When we provide financing to purchasers, we will bear the risk that the purchaser may default, which could have a material adverse effect on us. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our stockholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could have a material adverse effect on us.

We will be subject to risks associated with the venture partners in our joint venture arrangements that otherwise may not be present in other real estate investments, which could have a material adverse effect on us.

We have entered into, and may continue to enter into, joint ventures or other arrangements with respect to a portion of the properties we acquire. Ownership of joint venture interests involves risks generally not otherwise present with an investment in real estate such as the following:

•the risk that a venture partner may at any time have economic or business interests or goals that are or become inconsistent with our business interests or goals;

•the risk that we would not be in a position to exercise sole decision-making authority regarding the property, joint venture or structure of ownership or that a venture partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, which has the potential to create impasses on decisions, such as a sale;

•the risk that disputes with venture partners may result in litigation, which may divert the attention and resources of the Company’s management from the ongoing business activities and pursuit of other opportunities that could be beneficial to the Company;

•the possibility that an individual venture partner might become insolvent or bankrupt, or otherwise default under the applicable financing documents, which may constitute an event of default under the applicable financing documents or fail to fund their share of required capital contributions;

•the possibility that a joint venture might not have adequate liquid assets to make cash advances that may be required in order to fund operations, maintenance and other expenses related to the property, which could result in the loss of current or prospective tenants and may otherwise adversely affect the operation and maintenance of the property, and could cause a default under the financing and other documents applicable to the property and may result in late charges, penalties and interest, and may lead to the exercise of foreclosure and other remedies by the lender;

•the risk that both we and our venture partner(s) may each have the right to trigger a buy-sell right or forced sale arrangement, which could cause us to sell our interest, or acquire our venture partners’ interests, or to sell the underlying asset, either on unfavorable terms or at a time when we otherwise would not have initiated such a transaction;

•the risk that a sale or transfer by us to a third party of our interests in the joint venture may be subject to consent rights or rights of first refusal in favor of our venture partner(s), which would in each case restrict our ability to dispose of our interest in the joint venture;

•the risk that a venture partner could take or expects to take actions that could jeopardize our status as a REIT or require us to pay tax, in which case, we may be forced to dispose of our interest in that entity, including by contributing our interest to a subsidiary of ours that is subject to corporate level income tax;

•the risk that a venture partner could breach agreements related to the property, which may cause a default under, or result in personal liability for, the applicable financing documents, violate applicable securities laws and otherwise adversely affect the property and the joint venture arrangement; or

•the risk that a default by any venture partner would constitute a default under the applicable financing documents that could result in a foreclosure and the loss of all or a substantial portion of the investment made by the venture partner.

Any of the above might subject a property to liabilities in excess of those contemplated and thus reduce the amount available for distribution to our stockholders, which could have a material adverse effect on us.

In the event that our interests become adverse to those of the other venture partners, we may not have the contractual right to purchase the joint venture interests from the other co-owners. Even if we are given the opportunity to purchase such joint venture interests in the future, we cannot guarantee that we will desire to do so given market conditions or have sufficient funds available at the time to purchase joint venture interests from the venture partner.

If approved by our Board, including by a majority of our independent directors, we may attempt to obtain a right of first refusal or option to buy the property held by the joint venture and allow such venture partners to exchange their interest for GCEAR OP Units or to sell their interest to us in its entirety. In the event that a venture partner were to elect to sell property held in any such joint venture, however, we may not have sufficient funds to exercise our right of first refusal to buy the venture partner’s interest in the property held by the joint venture. Furthermore, entering into joint ventures with our affiliates or with holders of GCEAR OP Units may result in certain conflicts of interest.

We might want to sell our joint venture interests in a given property at a time when the venture partners in such property do not desire to sell their interests. Therefore, we may not be able to sell our interest in a property at the time we would like to sell. In addition, we anticipate that it will be much more difficult to find a willing buyer for our co-ownership interests in a property than it would be to find a buyer for a property we owned outright.

Any of the foregoing could have a material adverse effect on us.

Risks Associated with Debt Financing
If we breach covenants under our unsecured credit agreement with KeyBank and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date could have a material adverse effect on us.
On April 30, 2019 we entered into a Second Amended and Restated Credit Agreement with KeyBank, National Association (“KeyBank”) and other syndication partners (as amended, the “Second Amended and Restated Credit Agreement”) under which the Company, through the GCEAR Operating Partnership, as the borrower, obtained our Revolving Credit Facility (defined below) in an initial commitment amount of up to $750 million, a five-year term loan in an original principal amount of $200 million, a five-year term loan in an original principal amount of $400 million and a seven-year term loan in an original principal amount of $150 million. On December 18, 2020, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement under which the Company, through the GCEAR Operating Partnership, as the borrower, was provided with commitments to fund a new five-year term loan in a principal amount of up to $400 million which can be drawn in up to three installments at any time within 180 days of December 18, 2020. The commitments in respect of the Revolving Credit Facility and the existing term loan facilities may be increased, and/or one or more new term loan tranches may be incurred, subject to obtaining additional commitments from lenders and certain other customary conditions, up to a maximum total commitment of $2.5 billion. In addition to customary representations, warranties, covenants, and indemnities, the Second Amended and Restated Credit Agreement contains a number of financial covenants as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K.

If we were to default under the Second Amended and Restated Credit Agreement, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Any of the foregoing could have a material adverse effect on us.
We have broad authority to incur debt, and our indebtedness could have a material adverse effect on us.

Subject to certain limitations in our charter that may be eliminated in the future, we have broad authority to incur debt. High debt levels would cause us to incur higher interest charges, which would result in higher debt service payments, and could be accompanied by restrictive covenants.

Our indebtedness could have a material adverse effect on us, as well as:

•increasing our vulnerability to general adverse economic and industry conditions;

•limiting our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures and other general corporate requirements;

•requiring the use of an increased portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;

•limiting our flexibility in planning for, or reacting to, changes in our business and our industry;

•putting us at a disadvantage compared to our competitors with less indebtedness; and

•limiting our ability to access capital markets or limiting the possibility of a listing on a national securities exchange.

We have placed, and intend to continue to place, permanent financing on our properties or increase our credit facility or other similar financing arrangement in order to acquire properties. We may also decide to later further leverage our properties. We may borrow additional funds if we need funds to pay a desired distribution rate to our stockholders. We may also borrow if we deem it necessary or advisable to assure that we qualify and maintain our qualification as a REIT for federal income tax purposes. A shortfall between the cash flow from our properties and the cash flow needed to service debt could have a material adverse effect on us.

Any of the foregoing could have a material adverse effect on us.

We have incurred, and intend to continue to incur, indebtedness secured by our properties. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could have a material adverse effect on us.

Some of our borrowings to acquire properties will be secured by mortgages on our properties. In addition, some of our properties contain mortgage financing. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan, which could have a material adverse effect on us. To the extent lenders require us to cross-collateralize our properties, or provisions in our loan documents contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. Foreclosures of one or more of our properties could have a material adverse effect on us.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our stockholders at our current level or otherwise have a material adverse effect on us.

When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt, including customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, and to make capital expenditures, and maintain financial ratios. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to stockholders at our current level or otherwise have a material adverse effect on us.

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to stockholders at our current level or otherwise have a material adverse effect on us.

We expect that we will incur indebtedness in the future. Interest we pay on our indebtedness will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs could reduce our cash flows and our ability to make distributions to stockholders at our current level. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. Any of the foregoing risks could have a material adverse effect on us.

A substantial portion of our indebtedness bears interest at variable interest rates based on US Dollar London Interbank Offered Rate and certain of our financial contracts are also indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and could have a material adverse effect on us.

In July 2017, the Financial Conduct Authority, the authority that regulates the London Interbank Offered Rate (“LIBOR”), announced that it intended to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”), in the U.S. has proposed that the Secured Overnight Financing Rate (“SOFR”), is the rate that represents best practice as the alternative to US Dollar LIBOR (“USD-LIBOR”) for use in derivatives and other financial contracts that are currently indexed to USD LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD LIBOR and organizations are currently working on industry-wide and company-specific transition plans as relating to derivatives and cash markets exposed to USD LIBOR. We have certain financial contracts, including our KeyBank Loans (as defined below) and our interest rate swaps, that are indexed to USD LIBOR. Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness. Any transition process may involve, among other things, increased volatility or illiquidity in markets for instruments that rely on LIBOR, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, increased borrowing costs, uncertainty under applicable documentation, or difficult and costly consent processes. We are monitoring this activity and evaluating the related risks, and any such effects of the transition away from LIBOR may result in increased expenses, may impair our ability to refinance our indebtedness or hedge our exposure to floating rate instruments, or may result in difficulties, complications or delays in connection with future financing efforts, any of which could have a material adverse effect on us.
Federal Income Tax Risks

Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions because we would incur additional tax liabilities, which could have a material adverse effect on us.
We believe we operate in a manner that allows us to qualify as a REIT for federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, the various tests imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations, or court decisions could change the tax laws with respect to qualification as a REIT or the federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT could have a material adverse effect on us.

To qualify as a REIT, and to avoid the payment of federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations, which could have a material adverse effect on us.

To obtain the favorable tax treatment accorded to REITs, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any calendar year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of federal income and excise taxes. We may be required to make distributions to our stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us, which could have a material adverse effect on us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If the GCEAR Operating Partnership fails to maintain its status as a partnership for federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.

We intend to maintain the status of the GCEAR Operating Partnership as a partnership for federal income tax purposes. However, if the IRS were to successfully challenge the status of the GCEAR Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the GCEAR Operating Partnership could make. This would also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment, which could have a material adverse effect on us. In addition, if any of the entities through which the GCEAR Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to the GCEAR Operating Partnership and jeopardizing our ability to maintain REIT status.

Our stockholders may have tax liability on distributions they elect to reinvest in our common stock.

If our stockholders participate in our DRP, they will be deemed to have received, and for federal income tax purposes will be taxed on, the amount reinvested in common stock to the extent the amount reinvested was not a tax-free return of capital. As a result, unless a stockholder is a tax-exempt entity, it may have to use funds from other sources to pay its tax liability on the value of our common stock received.

In certain circumstances, we may be subject to federal and state income taxes as a REIT, which would reduce our cash available for distribution to our stockholders and could have a material adverse effect on us.

Even if we qualify and maintain our status as a REIT, we may be subject to federal income taxes or state taxes. For example, net income from a “prohibited transaction” will be subject to a 100% tax. We may not be able to make sufficient distributions to avoid excise taxes applicable to REITs. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the GCEAR Operating Partnership or at the level of the other companies through which we indirectly own our assets. Any federal or state taxes we pay will reduce our cash available for distribution to our stockholders. If any of the foregoing were to occur, it could have a material adverse effect on us.
We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders and could have a material adverse effect on us.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. Finally, some state and local jurisdictions may tax some of our income even though as a REIT, we are not subject to federal income tax on that income because not all states and localities follow the federal income tax treatment of REITs. To the extent that we and our affiliates are required to pay federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities, which could have a material adverse effect on us.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests, any of which could have a material adverse effect on us. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To the extent our distributions represent a return of capital for tax purposes, a stockholder could recognize an increased capital gain upon a subsequent sale of the stockholder’s common stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to non-U.S. stockholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the stockholder (assuming such stock is held as a capital asset for federal income tax purposes). If distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.

In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain federal, state, and other taxes, which would reduce our cash available for distribution to our stockholders and could have a material adverse effect on us.

Even if we have qualified and continues to qualify as a REIT, we may be subject to some federal, state and local taxes on our income or property and, in certain cases, a 100% penalty tax, in the event we sell property as a dealer. Any federal, state or other taxes we pay will reduce our cash available for distribution to stockholders and could have a material adverse effect on us.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2020, we owned a fee simple interest and a leasehold interest in 95 and 3 properties, respectively, encompassing approximately 26.8 million rentable square feet and an 80% interest in an unconsolidated joint venture. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties. See Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our indebtedness secured by our properties.
Revenue Concentration
No lessee or property, based on contractual net rent for the 12-month period subsequent to December 31, 2020, pursuant to the respective in-place leases, was greater than 4.1% as of December 31, 2020.
The percentage of contractual net rent for the 12-month period subsequent to December 31, 2020, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Contractual Net Rent (unaudited)	Number of Properties	Percentage of Contractual Net Rent
Texas	$34,091	11	11.8%
Ohio	27,492	11	9.5
California	26,596	5	9.2
Georgia	25,882	5	8.9
Arizona	25,411	8	8.8
Illinois	22,762	9	7.9
New Jersey	18,540	5	6.4
Colorado	14,179	5	4.9
North Carolina	13,298	6	4.6
Florida	10,716	4	3.7
All Others (1)	70,375	29	24.3
Total	$289,342	98	100.0%
(1)All others account for less than 3.1% of total contractual net rent on an individual state basis.
The percentage of contractual net rent for the 12-month period subsequent to December 31, 2020, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Contractual Net Rent (unaudited)	Number of Lessees	Percentage of Contractual Net Rent
Capital Goods	$40,746	19	14.1%
Retailing	31,085	8	10.7
Health Care Equipment & Services	27,409	10	9.5
Insurance	26,122	10	9.0
Consumer Services	22,523	9	7.8
Telecommunication Services	19,281	5	6.7
Diversified Financials	18,702	5	6.5
Technology Hardware & Equipment	16,458	6	5.7
Energy	14,619	4	5.1
Consumer Durables & Apparel	14,551	6	5.0
All others (2)	57,846	31	19.9
Total	$289,342	113	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.2% of total contractual net rent on an individual industry basis.

    The percentage of contractual net rent for the 12-month period subsequent to December 31, 2020, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Contractual Net Rent (unaudited)	Percentage of Contractual Net Rent
General Electric Company	$11,772	4.1%
Wood Group Mustang, Inc.	$9,808	3.4%
Southern Company Services, Inc.	$8,866	3.1%
McKesson Corporation	$8,794	3.0%
LPL Holdings, Inc.	$8,284	2.9%
State Farm	$7,338	2.5%
Digital Globe, Inc.	$7,261	2.5%
Restoration Hardware	$7,109	2.5%
Wyndham Hotel Group, LLC	$7,059	2.4%
SB U.S. LLC	$6,663	2.3%

The tenant lease expirations by year based on contractual net rent for the 12-month period subsequent to December 31, 2020 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Contractual Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Percentage of Contractual Net Rent
2021	$2,855	4	759,200	1.0%
2022	12,628	8	978,900	4.4
2023	22,935	9	1,233,000	7.9
2024	46,967	16	3,950,800	16.2
2025	35,795	19	2,644,700	12.4
2026	24,112	8	2,102,000	8.3
>2027	144,050	49	12,072,054	49.8
Vacant	—	—	3,093,059	—
Total	$289,342	113	26,833,713	100.0%
(1)Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

As of February 24, 2021, we had approximately 559,728 Class T shares, 1,801 Class S shares, 41,302 Class D shares, 1,900,456 Class I shares, 24,396,690 Class A shares, 47,442,476 Class AA shares, 923,087 Class AAA shares and 155,608,273 Class E shares of common stock outstanding, including common stock issued pursuant to our DRP and stock distributions held by a total of approximately 47,000 stockholders of record. There is currently no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
Pursuant to the terms of our charter, certain restrictions are imposed on the ownership and transfer of shares.

As described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Code.
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
On February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, (as defined below) effective February 27, 2020; (ii) our SRP, effective March 28, 2020; and (iii) our DRP, effective March 8, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP. The Follow-On Offering terminated with the expiration of the registration statement on September 20, 2020. On July 16, 2020, our Board approved the (i) reinstatement of the DRP, effective July 27, 2020; (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class; and (iii) partial reinstatement of the SRP, effective August 17, 2020. After March 31, 2020, we (i) ceased publishing a daily updated estimate of our NAV per share; (ii) are continuing our internal procedures for calculating NAV per share; and (iii) will continue to publish updated estimates of our NAV per share on a quarterly basis. We published our updated December 31, 2020 NAV per share on January 19, 2021.
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
Under GAAP, we accrued the full cost of the distribution fee as an offering cost for Class T, Class S, and Class D shares up to the 9.0% limit at the time such shares were sold. For purposes of NAV, we recognize the distribution fee as a reduction of NAV on a daily basis as such fee is accrued. We intend to reduce the net amount of distributions paid to stockholders by the portion of the distribution fee accrued for such class of shares, so that the result is that although the obligation to pay future distribution fees is accrued on a daily basis and included in the NAV calculation, it is not expected to impact the NAV of the shares because of the adjustment to distributions.
Set forth below are the components of our daily NAV as of December 31, 2020 and September 30, 2020, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	December 31, 2020	September 30, 2020
Real Estate Asset Fair Value	$4,277,879	$4,299,301
Investments in Unconsolidated Entities	4,100	4,100
Goodwill (Management Company Value)	230,000	230,000
Interest Rate Swap (Unrealized Loss)	(56,776)	(62,478)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets, net	157,182	158,843
Total Debt at Fair Value	(2,140,065)	(2,172,130)
NAV	$2,347,320	$2,332,636

Total Shares Outstanding	262,196,714	262,064,167
NAV per share	$8.95	$8.90
Our independent valuation firm utilized the discounted cash flow approach for 96 properties and the direct capitalization approach for two properties in our portfolio with a weighted average of approximately 6.8 years remaining on their existing leases. The sales comparison approach was utilized for the Lynwood land parcel. The overall capitalization rate for the two properties utilizing the direct capitalization approach during the quarter was 5.59%. The following summarizes the range of cash flow discount rates and terminal capitalization rates for the 96 properties using the discounted cash flow approach:

	Range		Weighted Average
Cash Flow Discount Rate (discounted cash flow approach)	6.00%	14.00%	7.57%
Terminal Capitalization Rate (discounted cash flow approach)	5.25%	10.00%	6.81%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of September 30, 2020	$5,012	$16	$368	$17,056	$1,384,969	$641,005	$284,210	$2,332,636
Fund level changes to NAV
Unrealized gain on net assets	67	—	5	228	18,511	8,576	3,801	31,188
Unrealized gain (loss) on interest rate swaps	13	—	1	42	3,384	1,568	695	5,703
Dividend accrual	(36)	—	(3)	(167)	(13,645)	(6,382)	(2,801)	(23,034)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(13)	—	—	—	—	(347)	(3)	(363)
NAV as of December 31, 2020 before share/unit sale/redemption activity	$5,043	$16	$371	$17,159	$1,393,219	$644,420	$285,902	$2,346,130

Unit sale/redemption activity- Dollars
Amount sold	$21	$—	$3	$245	$4,485	$3,080	$—	$7,834
Amount redeemed and to be paid	—	—	—	(197)	(4,767)	(1,680)	—	(6,644)
NAV as of December 31, 2020	$5,064	$16	$374	$17,207	$1,392,937	$645,820	$285,902	$2,347,320

Shares/units outstanding as of September 30, 2020	555,732	1,802	40,789	1,894,647	155,245,967	72,486,331	31,838,899	262,064,167
Shares/units sold	2,374	—	306	27,250	503,143	348,782	—	881,855
Shares/units redeemed	—	—	—	(21,855)	(536,824)	(190,629)	—	(749,308)
Shares/units outstanding as of December 31, 2020	558,106	1,802	41,095	1,900,042	155,212,286	72,644,484	31,838,899	262,196,714

NAV per share as of September 30, 2020	$9.02	$9.01	$9.00	$9.00	$8.92	$8.84
Change in NAV per share/unit	0.05	0.06	0.06	0.06	0.05	0.05
NAV per share as of December 31, 2020	$9.07	$9.07	$9.06	$9.06	$8.97	$8.89
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Recent Sales of Unregistered Securities
During the year ended December 31, 2020, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Share Redemption Program (SRP)
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

During the quarter ended December 31, 2020, we redeemed shares under the SRP as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 31, 2020	—	$—	—	—
November 30, 2020	—	$—	—	—
December 31, 2020	600,075	$8.91	—	(1)
(1)For a description of the maximum number of shares that may be purchased under our SRP, see Note 9, Equity,to our consolidated financial statements included in this Annual Report on Form 10-K.

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
The performance graph below is a comparison of the five-year cumulative return of our shares of Class A common stock, the Standard and Poor’s 500 Index (“S&P 500”), and the FTSE NAREIT Equity REITs Index. Performance is shown both with and without “Sales Load” and net of all other fees and expenses. Sales Load is defined as upfront selling commissions, dealer manager fees, and estimated issuer and organizational offering expenses, in conformity with the definition of “Net Investment” amount set forth in FINRA Rule 2231. We disclosed our initial estimate of our net asset value per share on February 13, 2017, which estimate was as of December 31, 2016. Therefore, performance for periods prior to this date is based off our Net Investment amount. Performance reflects the sum of cumulative distributions paid during the measurement period, assuming distribution reinvestment. We currently have Class T, Class S, Class D, Class I, Class A, Class AA, Class AAA, and Class E common stock outstanding, with varying performance results between each class due to differences in class-specific fees and expenses. There can be no assurance that the performance of our Class A shares will continue in line with the same or similar trends depicted in the performance graph.

ITEM 6. SELECTED FINANCIAL DATA

Omitted at the option of the Registrant.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K.
In connection with the EA Merger on April 30, 2019, EA-2 was the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes. The financial information for GCEAR as set forth in this Annual Report on Form 10-K represents a continuation of the financial information of EA-1 as the accounting acquirer. Thus, the financial information set forth herein for any period prior to April 30, 2019 reflects results of pre-EA Merger EA-1. The results of operations of EA-2 are incorporated into GCEAR effective May 1, 2019. Following the EA Merger, the surviving company was renamed Griffin Capital Essential Asset, REIT, Inc.
As used throughout this Annual Report on Form 10-K, references to “GCEAR,” the “Company,” “we,” “our,” and “us” herein refer to EA-1 and one or more of EA-1’s subsidiaries for periods prior to the EA Merger, and GCEAR and one or more of GCEAR’s subsidiaries for periods following the EA Merger. Accordingly, comparisons of the period to period financial information of GCEAR may not be meaningful.
Overview
We are an internally managed, publicly-registered non-traded REIT. We own and operate a geographically diversified portfolio of strategically-located, high-quality corporate office and industrial properties that are primarily net-leased to single tenants that we have determined to be creditworthy.
The GCEAR platform was founded in 2009 and we have since grown to become one of the largest office and industrial-focused net-lease REITs in the United States. Since our founding, our mission has been consistent – to generate long-term results for our stockholders by combining the durability of high-quality corporate tenants, the stability of net leases and the power of proactive management. To achieve this mission, we leverage the skills and expertise of our employees, who have experience across a range of disciplines including acquisitions, dispositions, asset management, property management, development, finance, law and accounting. They are led by an experienced senior management team with an average of approximately 30 years of commercial real estate experience.
As of December 31, 2020, we owned 98 properties (including one land parcel held for future development) in 25 states. Our contractual net rent for the 12-month period subsequent to December 31, 2020 is expected to be approximately $289.3 million with approximately 64.3% expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy. As of December 31, 2020, our portfolio was approximately 88.5% leased (based on square footage), with a weighted average remaining lease term of 6.83 years, weighted average annual rent increases of approximately 2.1%.
On October 29, 2020, we entered into the CCIT II Merger Agreement pursuant to which we will acquire CCIT II for approximately $1.2 billion in a stock-for-stock transaction. This transaction is a continuation of our strategy since inception to strategically grow the portfolio with assets consistent with our investment strategy, improve our portfolio statistics, strengthen the balance sheet, and maximize stockholder value. At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock will be converted into the right to receive 1.392 shares of our Class E common stock. The CCIT II Merger is expected to close in March 2021. After the closing of the CCIT II Merger, we expect to have a combined portfolio consisting of 123 properties
(including one land parcel held for future development) in 26 states.

COVID-19 and Outlook

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting various levels of quarantines, business and school closures and travel restrictions. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including various levels of “shelter in place” rules, and restrictions on the types of business that may continue to operate at full capacity. We cannot predict when restrictions currently in place will be lifted to some extent or entirely. As a result, the COVID-19 pandemic is negatively impacting almost every industry, directly or indirectly, including industries in which the Company and our tenants operate, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. Demand for office space nationwide has declined and is likely to continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy.

While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended December 31, 2020, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties, and our financial condition, including our NAV per share, results of operations, cash flows, performance, or our ability to satisfy our debt obligations and/or to maintain our level of distributions to our stockholders may be adversely impacted or disrupted. We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of February 24, 2021, we received October-February 2020 rent payments from 100% of our portfolio. In addition, we have received a number of short-term rent relief inquiries from our tenants, most often in the form of rent deferral inquiries, or requests for further discussion from tenants. We believe some of these inquiries were opportunistic in nature and may not have been as a result of a direct financial need due to the outbreak. As of February 24, 2021, we granted two of these deferral requests that deferred three months of rent to be collected during 2021 without interest and represented less than 1.0% of total revenue for the year ended December 31, 2020. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the October-February collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.

While the long-term impact of the COVID-19 pandemic on our business is not yet known, our management believes we are well-positioned from a liquidity perspective with $390.9 million of immediate liquidity as of December 31, 2020, consisting of $221.9 million undrawn on our Revolving Credit Facility and $169.0 million of cash on hand. Included in these amounts is $125.0 million from our Revolving Credit Facility that we borrowed in April 2020 for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. Additionally, our Second Amendment to the Second Amended and Restated Credit Agreement increased our credit facility availability from $1.5 billion to $1.9 billion. See Part I "Item 1A. Risk Factors", of this Annual Report on Form 10-K for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

Our primary focus continues to be protecting the health and well-being of our employees and ensuring that there is limited operational disruption as a result of the COVID-19 pandemic. Some of the primary steps we have taken to accomplish these objectives were: (1) initially instituting elective telework arrangements and then following with mandatory telework arrangements with minor exceptions for certain “essential” business functions, (2) capital investment in technology solutions and hardware, as necessary, to allow for a fully remote workforce, (3) mandatory self-quarantines where necessary, (4) recommendations and FAQs to all employees regarding best practices to avoid infection, as well as steps to take in the event of an infection, (5) temporary prohibition of business travel, other than essential business travel approved by management, and (6) creation of an internal COVID-19 task force that meets to discuss additional safety measures to ensure the safe return of our employees to the office, which plans will be finalized in accordance with applicable local guidelines, when such guidelines are established.
Critical Accounting Policies and Estimates
We have established accounting policies which conform to GAAP in the United States as contained in the Financial Accounting Standards Board Accounting Standards Codification. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.

The following critical accounting policies discussion reflects what we believe are the most significant estimates, assumptions, and judgments used in the preparation of our consolidated financial statements. This discussion of our critical accounting policies is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion on our significant accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2020, in connection with the preparation and review of the Company's financial statements, we recorded an impairment provision related to the building and land on three properties. See Note 3, Real Estate to our consolidated financial statements included in this Annual Report on Form 10-K for details.

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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on our estimate of the property's operating expenses for the year, pro-rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. Monthly, we reconcile the amount of additional rent paid by the tenant during the year to the actual amount of Recoverable Expenses incurred by us for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount we can recover from the tenant such as a cap on certain or all property operating expenses.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements including in this Annual Report on Form 10-K.
Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 1.0% of our contractual net rent for the 12-month period subsequent to December 31, 2020 are scheduled to expire during the period from January 1, 2021 to December 31, 2021. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from January 1, 2021 to December 31, 2021, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than as discussed under "COVID-19 and Outlook" and other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A. Risk Factors, of this Annual Report on Form 10-K.
Segment Information

The Company internally evaluates all of the properties and interests therein as one reportable segment.

Recent Developments

The following are significant developments in our business during 2020:

•Executed definitive documents with CCIT II pursuant to which we will acquire CCIT II for approximately $1.2 billion in a stock-for-stock transaction, which is expected to close in March 2021 (see “Overview”);

•Amended the terms of our Revolving Credit Facility to provide for a new $400 million delayed draw term loan and to provide us the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600.0 million in the aggregate;

•Drew $125.0 million from our Revolving Credit Facility in April 2020 for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position, in light of the COVID-19 pandemic and concerns about potential pressure on cash flow and the potential for insufficient access to bank finance;

•Entered into three interest rate swap agreements to hedge variable cash flows in March with a term of approximately five years with a total notional amount of $325.0 million;

•Concluded our Follow-On Offering after the expiration of its registration statement in September, following its temporary suspension in February;

•Reinstated our DRP in July and amended it to permit the use of the most recently published NAV per share of the applicable share class available, following the temporary suspension of the DRP in March;

•Partially reinstated our SRP in August with certain limitations after its temporary suspension in March;

•Elected to change from a quarterly to a monthly declaration of distributions commencing in April 2020 in order to give the Board maximum flexibility due to the review of a prior potential strategic transaction and to monitor and evaluate the situation related to the financial impact of COVID-19 pandemic and limited our annualized distribution rate to $0.35/share, all-cash, subject to adjustments for class-specific expenses, commencing with distributions accrued during the month of April 2020, and paid in early May 2020 and then declared daily cash distributions during the fourth quarter; and

•Disposed of two properties, Bank of America I and Bank of America II, each in Simi Valley, California for gross proceeds of $30.0 million in December and $24.5 million in June, respectively.
Same Store Analysis
For the year ended December 31, 2020, our "Same Store" portfolio consisted of 72 properties, encompassing approximately 19.5 million square feet, with an acquisition value of $2.9 billion and contractual net rent for the 12-month period subsequent to December 31, 2020 of $210.9 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 72 properties for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$294,251	$300,374	$(6,123)	(2)%
Property operating expense	49,705	49,470	235	—
Property management fees to non-affiliates	3,018	2,840	178	6%
Property tax expense	31,581	31,528	53	—
Depreciation and amortization	104,931	106,435	(1,504)	(1)%
Rental Income
Rental income decreased by approximately $6.1 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily as a result of (1) approximately $25.0 million in expiring and early terminated leases; and (2) an approximately $1.9 million decrease in common area maintenance recoveries; offset by (3) an approximately $18.2 million increase in lease commencements and amendments to existing tenant leases during the year ended December 31, 2020; and (4) an approximately $2.8 million increase in termination income for the year ended December 31, 2020.
Portfolio Analysis
Comparison of the Years Ended December 31, 2020 and 2019
The following table provides summary information about our results of operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2020	2019
Rental income	$397,452	$387,108	$10,344	3%
Property operating expense	57,461	55,301	2,160	4%
Property tax expense	37,590	37,035	555	1%
Property management fees to non-affiliates	3,656	3,528	128	4%
General and administrative expenses	38,633	26,078	12,555	48%
Corporate operating expenses to affiliates	2,500	2,745	(245)	(9)%
Depreciation and amortization	161,056	153,425	7,631	5%
Impairment provision	23,472	30,734	(7,262)	(24)%
Interest expense	79,646	73,557	6,089	8%
(Loss) from investment in unconsolidated entities	(6,523)	(5,307)	(1,216)	23%
Gain from disposition of assets	4,083	29,938	(25,855)	(86)%

Rental Income
The increase in rental income of approximately $10.3 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily due to (1) an increase of approximately $36.7 million as a result of the EA Merger and two properties acquired in 2019 and 2020; (2) new and amended leases of $18.2 million for the year ended December 31, 2020; offset by (3) approximately $25.0 million related to expiring and early termination leases for the year ended December 31, 2020; (4) approximately $8.5 million decrease in termination income for the year ended December 31, 2020; and (5) approximately $9.2 million related to four properties sold during 2019 and 2020.
Property Operating Expense
The increase in property operating expense of approximately $2.2 million during the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily the result of (1) approximately $2.0 million related to two properties vacated during the year ended December 31, 2020 that were tenant-managed; (2) approximately $1.0 million primarily related to one property acquired subsequent to June 30, 2019; offset by (3) approximately $0.8 million related to one property sold during the year ended December 31, 2019.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2020 increased by approximately $12.6 million compared to the year ended December 31, 2019 primarily due to (1) an increase of approximately $5.0 million in professional fees, mainly due to the write-off of transaction costs and audit fees; (2) an approximately $3.7 million increase in payroll primarily due to employee severance payment, the EA Merger (see Note 1, Organization, to our consolidated financial statements included in this Annual Report on Form 10-K for details), and an increase in number of employees.; (3) approximately $1.5 million in restricted stock unit expense as a result of RSUs issued during the year ended December 31, 2020; (4) approximately $1.4 million in accelerated RSU amortization expense related to a resignation of an officer of the Company; and (5) an approximately $0.6 million increase in transfer agent fees as a result of additional shareholder accounts activity during the year ended December 31, 2020 compared to the year ended December 31, 2019.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates for the year ended December 31, 2020 decreased by approximately $0.2 million compared to the year ended December 31, 2019 primarily due to revised amounts owed per the Administrative Services
Agreement. See Note 11, Related Party Transactions, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2020 increased by approximately $7.6 million compared to the year ended December 31, 2019 as a result of (1) approximately $18.4 million related to the EA Merger and properties acquired during 2019 and 2020; and (2) an approximately $4.5 million increase as a result of fixed asset additions during the year ended December 31, 2020; offset by (3) approximately $11.6 million related to fully depreciated assets and four properties sold subsequent to 2019; and (4) approximately $4.2 million in amortization of the management contract intangible during the year ended December 31, 2019.

Impairment Provision
The decrease in impairment provision of approximately $7.3 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 is primarily the result of larger impairments in the previous year at two properties (2200 Channahon Road and Houston Westway I).
Interest Expense
The increase of approximately $6.1 million in interest expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily the result of (1) approximately $3.1 million related to an increase in borrowing on our Revolving Credit Facility (defined below), the balance of which was $373.5 million as of December 31, 2020 compared to $211.5 million as of the year ended December 31, 2019; and (2) approximately $2.5 million as a result of a loan with The Variable Annuity Life Insurance Company, American General Life Insurance Company, and the United States Life Insurance Company as lenders (the “AIG Loan II”) and a loan with Bank of America, N.A. and KeyBank and write offs of deferred financing costs related to the EA Merger.

Loss from Investment in Unconsolidated Entities
The increase of approximately $1.2 million in loss from investment in unconsolidated entities for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily the result of an other-than-temporary impairment loss and the anticipated liquidation of our unconsolidated investment, as discussed in Note 4, Investments in Unconsolidated Entities.
Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $25.9 million compared to the same period a year ago is primarily the result of the sale of Bank of America II for a total gain of $4.3 million in 2020 compared to two properties sold in 2019 (7601 Technology Way & 2160 East Grand Avenue), for total gain of approximately $29.6 million.
For additional information related to a comparison of the Company’s results for the years ended December 31, 2019 and
2018, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results
of Operations” contained in the Company’s, Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 4, 2020, which information under that section is incorporated herein by reference.

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
Additionally, we use Adjusted Funds from Operations (“AFFO”) as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of stock-based compensation net, deferred rent, amortization of in-place lease valuation, acquisition-related costs, financed termination fee, net of payments received, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions. FFO and AFFO have been revised to include amounts available to both common stockholders and limits partners for all periods presented.
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

Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2020, 2019 and 2018 (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(5,774)	$37,044	$22,038
Adjustments:
Depreciation of building and improvements	93,979	80,393	60,120
Amortization of leasing costs and intangibles	67,366	73,084	59,020
Impairment provision	23,472	30,734	—
Equity interest of depreciation of building and improvements - unconsolidated entities	1,438	2,800	2,594
Equity interest of amortization of intangible assets - unconsolidated entities	1,751	4,632	4,644
Loss (Gain) from disposition of assets	(4,083)	(29,938)	(1,231)
Equity interest of gain on sale - unconsolidated entities	—	(4,128)	—
Impairment on unconsolidated entities	1,906	6,927	—
FFO	$180,055	$201,548	$147,185
Distributions to redeemable preferred shareholders	(8,708)	(8,188)	(3,275)
FFO attributable to common stockholders and limited partners	$171,347	$193,360	$143,910
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$171,347	$193,360	$143,910
Adjustments:
Acquisition fees and expenses to non-affiliates	—	—	1,331
Non-cash earn-out adjustment	(2,581)	(1,461)	—
Revenues in excess of cash received, net	(25,686)	(19,519)	(8,571)
Amortization of share-based compensation	4,108	2,614	—
Deferred rent - ground lease	2,065	1,353	841
Amortization of above/(below) market rent, net	(2,292)	(3,201)	(685)
Amortization of debt premium/(discount), net	412	300	32
Amortization of ground leasehold interests	(290)	(52)	28
Non-cash lease termination income	—	(10,150)	(12,532)
Financed termination fee payments received	7,557	6,065	15,866
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	505	528	116
Unrealized loss (gain) on investments	31	307	—
Company's share of amortization of above market rent - unconsolidated entity	1,419	3,696	2,956
Performance fee adjustment	—	(2,604)	—
Unconsolidated joint venture valuation adjustment	4,452	—	—
Employee separation expense	2,666	—	—
Write-off of transaction costs	4,427	252	—
AFFO available to common stockholders and limited partners	$168,140	$171,488	$143,292
FFO per share, basic and diluted	$0.65	$0.76	$0.81
AFFO per share, basic and diluted	$0.64	$0.68	$0.80

Weighted-average common shares outstanding - basic EPS	230,042,543	222,531,173	169,907,020
Weighted-average OP Units	31,919,525	30,947,370	8,120,706
Weighted-average common shares and OP Units outstanding - basic FFO/AFFO	261,962,068	253,478,543	178,027,726

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as our tenants’ ability to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, distributions, including preferred equity distribution, redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, we anticipate that cash needs for items, other than property acquisitions, will be met from funds from operations and our Credit Facility. We anticipate that cash flows from continuing operations and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, and distributions over the next 12 months.
Financing Activities

Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of December 18, 2020, the “Second Amended and Restated Credit Agreement”), with KeyBank, as administrative agent, and a syndicate of lenders, we, through the GCEAR Operating Partnership, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”) and a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the “Delayed Draw $400M 5-Year Term Loan”). The Credit Facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of December 31, 2020, the remaining capacity under the Revolving Credit Facility was $221.9 million and the entire amount of the Delayed Draw $400M 5-Year Term Loan was undrawn. We refer to the Revolving Credit Facility, the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan collectively as the “KeyBank Loans.”

Based on the terms of the Second Amended and Restated Credit Agreement as of December 31, 2020, the interest rate for the Credit Facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GCEAR Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of this Annual Report on Form 10-K for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

In the event that any of the Delayed Draw $400M 5-Year Term Loan is not advanced as of the date that is 120 days after December 18, 2020, such unadvanced amount will incur an unused fee equal to 0.20% annually multiplied by the average daily amount of the unadvanced portion of the Delayed Draw $400M 5-Year Term Loan. Such unused fee will be payable quarterly in arrears and will start accruing on the date that is 120 days after December 18, 2020 and will stop accruing on the first to occur of (a) the date the Delayed Draw $400M 5-Year Term Loan is fully advanced, (b) the date that is 180 days after December 18, 2020, or (c) the date the GCEAR Operating Partnership, as borrower, terminates any remaining portion of the Delayed Draw $400M 5-Year Term Loan.
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
The following table sets forth a summary of the interest rate swaps at December 31, 2020 and December 31, 2019 (dollars in thousands):

				Fair Value (1)		Current Notional Amount
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2020	2019	2020	2019
(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(2,963)	$—	$150,000	$—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(2,023)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(1,580)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(13,896)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(11,140)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(11,148)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(11,225)	(5,749)	100,000	100,000
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	—	(43)	—	425,000
Total				$(53,975)	$(24,146)	$750,000	$850,000

(1) We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2020, derivatives where in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.
Common Equity
Follow-On Offering
On September 20, 2017, we commenced a follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP (collectively, the "Follow-On Offering"). Pursuant to the Follow-On Offering, we offered to the public four new classes of shares of our common stock: Class T shares, Class S shares, Class D shares, and Class I shares with NAV-based pricing. The share classes have different selling commissions, dealer manager fees, and ongoing distribution fees and eligibility requirements.
On February 26, 2020, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective February 27, 2020. The Follow-On Offering terminated with the expiration of the registration statement on September 20, 2020. Following the termination of the Follow-On Offering, it will no longer be a potential source of liquidity for us.
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
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of December 31, 2020, we had sold 32,978,545 shares for approximately $318.2 million in our DRP Offering.

Share Class	Amount (dollars in thousands)	Shares
Class A	$6,923	743,349
Class AA	13,695	1,470,340
Class AAA	207	22,190
Class D	12	1,312
Class E	296,930	30,697,419
Class I	300	31,992
Class S	—	12
Class T	112	11,931
Total	$318,179	32,978,545

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
On July 16, 2020, the Board approved the partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter. During year ended December 31, 2020, we redeemed 1,841,887 shares.
Distribution Rate
On March 30, 2020, our Board limited the annualized distribution rate to $0.35/share, all-cash, subject to adjustments for class-specific expenses. This change commenced with distributions accrued during the month of April 2020, and paid in early May 2020.
Perpetual Convertible Preferred Shares
Upon consummation of the EA Mergers, we issued 5,000,000 Series A Preferred Shares to the Purchaser (defined below). We assumed the purchase agreement (the "Purchase Agreement") that EA-1 entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of EA-1 Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the "EA-1 Series A Preferred Shares") in two tranches, each comprising 5,000,000 EA-1 Series A Preferred Shares.
Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the "Second Issuance") at a later date (the "Second Issuance Date") for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of certain conditions set forth in the Purchase Agreement. Pursuant to the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the applicable closing date.
Distributions for Perpetual Convertible Preferred Shares
    Subject to the terms of the applicable articles supplementary, the holder of the Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:
i.6.55% from and after August 8, 2018 until August 8, 2023, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date (the "Reset Date"), subject to paragraphs (iii) and (iv) below;

ii.6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.if a listing of our Class E shares of common stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the "First Triggering Event"), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to paragraph (iv) below and certain conditions as set forth in the articles supplementary; or
iv.if such a listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
As of December 31, 2020, our annual distribution rate was 7.55% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2020.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of our assets legally available for distribution to the stockholders, after payment of or provision for our debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Board, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of our remaining assets.

Company Redemption Rights
The Series A Preferred Shares may be redeemed by the Company, in whole or in part, at our option, at a per share redemption price in cash equal to $25.00 per Series A Preferred Share (the "Redemption Price"), plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurs on or after the date of the First Triggering Event, but before August 8, 2023.

Holder Redemption Rights

In the event we fail to effect a listing of our shares of common stock or Series A Preferred Shares by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if such a listing occurs prior to or on August 1, 2023.

Conversion Rights

Subject to our redemption rights and certain conditions set forth in the articles supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into shares of our common stock any time after the earlier of (i) August 8, 2023, or if the Second Issuance occurs, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the articles supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Stock Fair Market Value (as defined in the articles supplementary).

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or GCEAR OP Units, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to acquire or develop facilities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.

Liquidity Requirements
Our principal liquidity needs for the next 12 months and beyond are to fund:
•normal recurring expenses;

•debt service and principal repayment obligations;

•capital expenditures, including tenant improvements and leasing costs;

•redemptions;

•distributions to shareholders, including preferred equity distribution and distributions to holders of GCEAR OP Units; and

•possible acquisitions of properties.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$2,152,593	$9,587	$347,603	$554,032	$1,241,371
Interest on outstanding debt obligations (2)	330,273	62,986	118,435	80,366	68,486
Interest rate swaps (3)	63,093	13,770	27,540	21,783	—
Ground lease obligations	295,001	1,510	3,452	3,881	286,158
Total	$2,840,960	$87,853	$497,030	$660,062	$1,596,015
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at December 31, 2020. Projected interest payments on the Credit Facility and Term Loan are based on the contractual interest rates in effect at December 31, 2020.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of December 31, 2020.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $41.1 million during the year ended December 31, 2020 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Year Ended December 31,
	2020	2019	Change
Net cash provided by operating activities	$164,538	$160,849	$3,689
Net cash (used in) provided by investing activities	$(24,971)	$85,818	$(110,789)
Net cash provided by (used in) financing activities	$(49,521)	$(197,692)	$148,171
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2020, we generated $164.5 million in cash from operating activities compared to $160.8 million for the year ended December 31, 2019. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2020 decreased by approximately $14.5 million to approximately $159.5 million compared to approximately $174.0 million for the year ended December 31, 2019.
Investing Activities. Cash provided by investing activities for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	Increase (decrease)
Net cash (used in) provided by investing activities:
Distributions of capital from investment in unconsolidated entities	$8,531	$14,603	$(6,072)
Proceeds from disposition of properties	51,692	139,446	(87,754)
Real estate acquisition deposits	1,047	(1,047)	2,094
Cash acquired in connection with the EA Merger, net of acquisition costs	—	25,320	(25,320)
Total sources of cash provided by investing activities	$61,270	$178,322	$(117,052)
Uses of cash for investing activities:
Acquisition of properties, net	$(16,584)	$(38,775)	$22,191
Payments for construction in progress	(58,938)	(46,346)	(12,592)
Contributions of capital for investment in unconsolidated entities	(8,160)	—	(8,160)
Restricted reserves	(1,530)	1,039	(2,569)
Purchase of investments	(1,029)	(8,422)	7,393
Total uses of cash (used in) provided by investing activities	$(86,241)	$(92,504)	$6,263
Net cash (used in) provided by investing activities	$(24,971)	$85,818	$(110,789)

Financing Activities. Cash used in financing activities for the years ended December 31, 2020 and 2019 consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	Increase (decrease)
Sources of cash (used in) provided by financing activities:
Proceeds from borrowings - Revolver/KeyBank Loans	$215,000	$942,854	$(727,854)
Issuance of common stock, net of discounts and underwriting costs	4,698	8,826	(4,128)
Total sources of cash provided by (used in) financing activities	$219,698	$951,680	$(731,982)
Uses of cash (used in) provided by financing activities:
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	$—	$(715,000)	$715,000
Principal payoff of secured indebtedness - Revolver Loan	(53,000)	(104,439)	51,439
Principal amortization payments on secured indebtedness	(7,362)	(6,577)	(785)
Repurchase of common shares to satisfy employee tax withholding requirements	(751)	—	(751)
Repurchase of common stock	(107,821)	(200,013)	92,192
Distributions to common stockholders	(72,143)	(90,116)	17,973
Dividends paid on preferred units subject to redemption	(8,396)	(8,188)	(208)
Distributions to noncontrolling interests	(13,290)	(16,865)	3,575
Deferred financing costs	(4,725)	(5,737)	1,012
Offering costs	(594)	(2,384)	1,790
Repurchase of noncontrolling interest	(1,137)	(53)	(1,084)
Total sources of cash (used in) provided by financing activities	$(269,219)	$(1,149,372)	$880,153
Net cash (used in) provided by financing activities	$(49,521)	$(197,692)	$148,171

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
Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the year ended December 31, 2020 and December 31, 2019 (dollars in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
Distributions paid in cash — noncontrolling interests	$13,290			$16,865
Distributions paid in cash — common stockholders	72,143			90,116
Distributions paid in cash — preferred stockholders	8,396			8,188
Distributions of DRP	24,497			41,060
Total distributions	$118,326	(1)		$156,229
Source of distributions (2)
Paid from cash flows provided by operations	$93,829		79%	$115,169	74%
Offering proceeds from issuance of common stock pursuant to the DRP	24,497		21	41,060	26
Total sources	$118,326	(3)	100%	$156,229	100%

Net cash provided by operating activities	$164,538			$160,849
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of December 31, 2020 were $7.8 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2020, we paid and declared cash distributions of approximately $92.4 million to common stockholders including shares issued pursuant to the DRP, and approximately $12.7 million to the limited partners of the GCEAR Operating Partnership, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the year ended December 31, 2020 of approximately $171.3 million and $168.1 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through December 31, 2020, we paid approximately $850.4 million of cumulative distributions (excluding preferred distributions), including approximately $318.3 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $557.8 million.
Off-Balance Sheet Arrangements
As of December 31, 2020, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Inflation

The real estate market has not been affected significantly by inflation in the past several years due to the relatively low inflation rate. However, in the event inflation does become a factor, we expect that our leases do not specifically protect us from the impact of inflation. We will attempt to acquire properties with leases that require the tenants to pay, directly or indirectly, all operating expenses and certain capital expenditures, which will protect us from increases in certain expenses, including, but not limited to, material and labor costs. In addition, we will attempt to acquire properties with leases that include rental rate increases, which will act as a potential hedge against inflation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of the KeyBank loans and other loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K. These instruments were not entered into for trading purposes.
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
On March 10, 2020, we entered into three interest rate swap agreements to hedge variable cash flows associated with LIBOR. The interest rate swaps became effective on March 10, 2020, and have a term of approximately five and half years with notional amounts of $150.0 million, $100.0 million and $75.0 million respectively.
As of December 31, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $373.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $12.2 million). As of December 31, 2019, our debt consisted of approximately $1.4 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $536.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.0 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our KeyBank loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $2.9 million annually.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements and supplementary data filed as part of this Annual Report on Form 10-K are set forth beginning on page F-1 of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
PART III
We expect to file a definitive proxy statement for our 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2021 Proxy Statement. Only those sections of the 2021 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2020.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2021 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2020.
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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2020 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of October 29, 2020, by and among Griffin Capital Essential Asset REIT, Inc., GRT (Cardinal REIT Merger Sub), LLC, Griffin Capital Essential Asset Operating Partnership, L.P., GRT OP (Cardinal New GP Sub), LLC, GRT OP (Cardinal LP Merger Sub), LLC, GRT OP (Cardinal OP Merger Sub), LLC, Cole Office & Industrial REIT (CCIT II), Inc., Cole Corporate Income Operating Partnership II, LP and CRI CCIT II LLC (incorporated by reference to Annex A to the Proxy Statement/Prospectus that is part of the Registration Statement on Form S-4, filed on November 25, 2020, SEC File No. 333-250962)

2.2
Agreement and Plan of Merger, dated as of December 14, 2018, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Essential Asset Operating Partnership II, L.P., Globe Merger Sub, LLC, Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to the Registrant's Current on Form 8-K, filed on December 20, 2018, SEC File No. 000-55605

3.1
First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Registrant’s Registration Statement on Form S-11, filed on July 30, 2014, SEC File No. 333-194280

3.2
Bylaws of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form S-11, filed on March 3, 2014, SEC File No. 333-194280

3.3	Amendment No. 1 to Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
3.4
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.5
Articles of Amendment to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.4 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.6
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.7
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2019, SEC File No. 000-55605

3.8
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

3.9
Second Articles of Amendment to the First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on June 13, 2019, SEC File No. 000-55605

3.10
Articles Supplementary to First Articles of Amendment and Restatement, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 10, 2020, SEC File No. 000-55605

4.1
Form of Subscription Agreement and Subscription Agreement Signature Page, incorporated by reference to Appendix A of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on June 18, 2019, SEC File No. 333-217223

4.2
Form of Additional Investment Subscription Agreement, incorporated by reference to Appendix B of the Registrant’s final prospectus filed pursuant to Rule 424(b)(3), filed on June 18, 2019, SEC File No. 333-217223

4.3
Amended and Restated Distribution Reinvestment Plan of Griffin Capital Essential Asset REIT, Inc., incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, filed on July 17, 2020, SEC File No. 000-55605

4.4	Account Update Form, incorporated by reference to Appendix A to the prospectus included in the Registrant's Registration Statement on Form S-3D, file on July 17, 2020, SEC File No. 333-239924
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
10.2+
Griffin Capital Essential Asset REIT, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan, incorporated by reference to Appendix B included in the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2020, SEC File No. 000-55605

10.3+
Griffin Capital Essential Asset REIT II, Inc.’s Employee and Director Long-Term Incentive Plan Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605

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

10.31	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.32	Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 2019, SEC File No. 000-55605

10.33
First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2020, SEC File No. 000-55605

10.34
Second Amendment to Second Amended and Restated Credit Agreement dated December 18, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit10.1 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.35	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.36
Amended and Restated 2023 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.37	2024 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.38	2026 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.39
Second Amended and Restated Revolving Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.40	Swingline Note with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.41	Schedule of Omitted Documents for KeyBank Loan, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.42
2025 Term Note payable to KeyBank, National Association dated December 18, 2020, incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.43	Schedule of Omitted Documents for New $400M 5-Year Term Loan, incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605
10.44	Registration Rights Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.4 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.45	Contribution Agreement dated December 14, 2018, incorporated by reference to Exhibit 2.2 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.46
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to EA-1's Quarterly Report on Form 10-Q, filed on December 10, 2009, SEC File No. 333-159167

10.47
Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.1 to EA-1's Quarterly Report on Form 10-Q, filed on August 13, 2018, SEC File No. 000-54377

10.48
Administrative Services Agreement dated December 14, 2018, by and among EA-1, the EA-1 Operating Partnership, Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.35 to EA-1's Annual Report on Form 10-K, filed on March 15, 2019, SEC File No. 000-54377

10.49	Form of Indemnification Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.50+	Escalante Employment Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.6 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.51+
Form of Employment Agreement for Other Officers dated December 14, 2018, incorporated by reference to Exhibit 10.7 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377

10.52+
Employment Agreement with Nina Momtazee Sitzer effective June 10, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

10.53+	Form of Time-Based Restricted Stock Unit Agreement (NEOs), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, files on Mary 12, 2020 SEC File No. 000- 55605
10.54
Form of Time-Based Restricted Stock Unit Agreement (Employees), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2020, SEC File No. 000-55605

10.55	Form of Restricted Stock Agreement for Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2020, SEC File No. 000- 55605
10.56
Manager Agreement and Participating Dealer Agreement dated September 18, 2017, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

10.57
Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement dated June 24, 2019, incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

21.1*	Subsidiaries of Griffin Capital Essential Asset REIT, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended
December 31, 2020 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated
Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of
Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi)Notes to Consolidated Financial Statements.
*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 26, 2021.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Director (Principal Executive Officer)	February 26, 2021
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2021
Javier F. Bitar

/s/ Bryan K. Yamasawa	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Bryan K. Yamasawa

/s/ Kevin A. Shields	Executive Chairman and Chairman of the Board of Directors	February 26, 2021
Kevin A. Shields

/s/ Gregory M. Cazel	Independent Director	February 26, 2021
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Director	February 26, 2021
Ranjit M. Kripalani

/s/ Kathleen S. Briscoe	Independent Director	February 26, 2021
Kathleen S. Briscoe

/s/ J. Grayson Sanders	Independent Director	February 26, 2021
J. Grayson Sanders

/s/ Samuel Tang	Independent Director	February 26, 2021
Samuel Tang

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Capital Essential Asset REIT, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Capital Essential Asset REIT, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Real Estate
Description of the Matter
As of December 31, 2020 the Company’s carrying value of real estate was $3.5 billion. As discussed in Note 2 of the consolidated financial statements, the Company assesses the carrying values of its real estate assets whenever events or changes in circumstances indicate that the carrying amounts of real estate assets may not be fully recoverable. When impairment indicators are identified, recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. When the carrying amount of the real estate assets are not recoverable based on the undiscounted cash flows, management calculates an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. There were $23.5 million of impairment charges recognized during the year ended December 31, 2020.
Auditing the Company’s evaluation of whether its real estate assets are impaired was complex and involved a high degree of subjectivity in the identification of indicators of impairment and management’s assumptions in estimating future cash flows as estimates and judgments underlying the identification or determination of recoverability and fair value were based on assumptions about future market and economic conditions. Where indicators of impairment exist, the estimation required in the undiscounted future cash flows and fair value assumption includes future market rental income amounts, property operating expenses, lease-up period, terminal capitalization rate and the number of years the property is expected to be held.

How we Addressed the Matter in Our Audit
Our testing of the Company’s impairment assessment included, among other procedures, evaluating significant judgments applied in determining whether indicators of impairment were present by obtaining evidence to corroborate such judgments and searching for evidence contrary to such judgments. Included in the audit procedures we performed, we searched for any properties with upcoming lease expirations, changes in tenant credit quality, or tenants with significant allowances for doubtful accounts. For real estate properties with identified indicators of impairment, we performed audit procedures over the Company’s projection of the undiscounted future cash flows and estimated fair value of real estate assets that were impaired. We recalculated the estimates using management’s model and compared the market rental rates, lease-up period, property operating expenses, discount rate and terminal capitalization rate assumptions to industry data and appraisals. We involved a valuation specialist to assist in evaluating the key assumptions listed above. We evaluated the reasonableness of the anticipated hold period assumption used by management by considering the performance of the asset and whether the assumption was consistent with evidence obtained in other areas of the audit. We performed sensitivity analyses on the Company’s inputs, including market rental rates, net operating income, and the terminal capitalization rate, to assess whether changes to certain assumptions would result in a materially different outcome and assessed historical accuracy of management’s estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Los Angeles, California
February 26, 2021

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2020	2019
ASSETS
Cash and cash equivalents	$168,954	$54,830
Restricted cash	34,352	58,430
Real estate:
Land	445,674	458,339
Building and improvements	3,112,253	3,043,527
Tenant origination and absorption cost	740,489	744,773
Construction in progress	11,886	31,794
Total real estate	4,310,302	4,278,433
Less: accumulated depreciation and amortization	(817,773)	(668,104)
Total real estate, net	3,492,529	3,610,329
Investments in unconsolidated entities	34	11,028
Intangible assets, net	10,035	12,780
Deferred rent receivable	98,116	73,012
Deferred leasing costs, net	45,966	49,390
Goodwill	229,948	229,948
Due from affiliates	1,411	837
Right of use asset	39,935	41,347
Other assets	30,570	33,571
Total assets	$4,151,850	$4,175,502
LIABILITIES AND EQUITY
Debt, net	$2,140,427	$1,969,104
Restricted reserves	12,071	14,064
Interest rate swap liability	53,975	24,146
Redemptions payable	5,345	96,648
Distributions payable	9,430	15,530
Due to affiliates	3,272	10,883
Intangible liabilities, net	27,333	31,805
Lease liability	45,646	45,020
Accrued expenses and other liabilities	114,434	96,389
Total liabilities	2,411,933	2,303,589
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	2,038	20,565
Noncontrolling interests subject to redemption; 556,099 and 554,110 units as of December 31, 2020 and December 31, 2019, respectively	4,610	4,831
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 230,320,668 and 227,853,720 shares outstanding in the aggregate as of December 31, 2020 and December 31, 2019, respectively(1)	230	228
Additional paid-in-capital	2,103,028	2,060,604
Cumulative distributions	(813,892)	(715,792)
Accumulated earnings	140,354	153,312
Accumulated other comprehensive loss	(48,001)	(21,875)
Total stockholders’ equity	1,381,719	1,476,477
Noncontrolling interests	226,550	245,040
Total equity	1,608,269	1,721,517
Total liabilities and equity	$4,151,850	$4,175,502
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of December 31, 2020.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Rental income	$397,452	$387,108	$336,359
Expenses:
Property operating expense	57,461	55,301	49,509
Property tax expense	37,590	37,035	44,662
Property management fees to non-affiliates	3,656	3,528	—
Property asset management fees to affiliates	—	—	23,668
Property management fees to affiliates	—	—	9,479
Self-administration transaction expense	—	—	1,331
General and administrative expenses	38,633	26,078	6,968
Corporate operating expenses to affiliates	2,500	2,745	3,594
Impairment provision	23,472	30,734	—
Depreciation and amortization	161,056	153,425	119,168
Total expenses	324,368	308,846	258,379
Income before other income and (expenses)	73,084	78,262	77,980
Other income (expenses):
Interest expense	(79,646)	(73,557)	(55,194)
Management fee revenue from affiliates	—	6,368	—
Other income, net	3,228	1,340	275
(Loss) from investment in unconsolidated entities	(6,523)	(5,307)	(2,254)
Gain from disposition of assets	4,083	29,938	1,231
Net (loss) income	(5,774)	37,044	22,038
Distributions to redeemable preferred shareholders	(8,708)	(8,188)	(3,275)
Net loss (income) attributable to noncontrolling interests	1,732	(3,749)	(789)
Net (loss) income attributable to controlling interest	(12,750)	25,107	17,974
Distributions to redeemable noncontrolling interests attributable to common stockholders	(208)	(320)	(356)
Net (loss) income attributable to common stockholders	$(12,958)	$24,787	$17,618
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.06)	$0.11	$0.10
Weighted average number of common shares outstanding - basic and diluted	230,042,543	222,531,173	169,907,020
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(5,774)	$37,044	$22,038
Other comprehensive loss:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(217)	122
Change in fair value of swap agreements	(29,704)	(22,303)	(5,301)
Total comprehensive (loss) income	(35,478)	14,524	16,859
Distributions to redeemable preferred shareholders	(8,708)	(8,188)	(3,275)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(208)	(320)	(356)
Comprehensive loss (income) attributable to noncontrolling interests	5,310	(695)	(479)
Comprehensive (loss) income attributable to common stockholders	$(39,084)	$5,321	$12,749
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

						Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)		Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2017	179,121,568	$179	$1,561,686	$(454,526)	$110,907	$2,460	$1,220,706	$31,105	$1,251,811
Deferred equity compensation	8,035	—	38	—	—	—	38	—	38
Distributions to common stockholders	—	—	—	(75,613)	—	—	(75,613)	—	(75,613)
Issuance of shares for distribution reinvestment plan	4,262,336	4	40,834	(40,838)	—	—	—	—	—
Repurchase of common stock	(9,113,598)	(9)	(83,565)	—	—	—	(83,574)	—	(83,574)
Reduction of common stock subject to redemption	—	—	42,736	—	—	—	42,736	—	42,736
Issuance of limited partnership units	—	—	—	—	—	—	—	205,000	205,000
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(4,368)	(4,368)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(13)	(13)
Offering costs on preferred shares	—	—	(4,959)	—	—	—	(4,959)	—	(4,959)
Net income	—	—	—	—	17,618	—	17,618	789	18,407
Other comprehensive loss	—	—	—	—	—	(4,869)	(4,869)	(310)	(5,179)
Balance December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Gross proceeds from issuance of common stock	973,490	—	9,383	—	—	—	9,383	—	9,383
Deferred equity compensation	260,039	—	2,623	—	—	—	2,623	—	2,623
Cash distributions to common stockholders	—	—	—	(89,836)	—	—	(89,836)	—	(89,836)
Issuance of shares for distribution reinvestment plan	4,298,420	4	41,056	(40,840)	—	—	220	—	220
Repurchase of common stock	(31,290,588)	(30)	(296,629)	—	—	—	(296,659)	—	(296,659)
Reclassification of common stock subject to redemption	—	—	(9,042)	—	—	—	(9,042)	—	(9,042)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	1,861	1,861
Issuance of stock dividends	1,279,084	2	12,189	(14,139)	—	—	(1,948)	—	(1,948)
EA Merger	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,716)	(19,716)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(45)	(45)
Offering costs	—	—	(1,906)	—	—	—	(1,906)	—	(1,906)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	3	3
Net income	—	—	—	—	24,787	—	24,787	3,749	28,536
Other comprehensive loss	—	—	—	—	—	(19,466)	(19,466)	(3,054)	(22,520)
Balance December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517

See accompanying notes.

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	436,704	—	4,106	—	—	—	4,106	—	4,106
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(78,849)	—	(751)	—	—	—	(751)	—	(751)
Cash distributions to common stockholders	—	—	—	(69,532)	—	—	(69,532)	—	(69,532)
Issuance of shares for distribution reinvestment plan	2,693,560	3	24,494	(22,820)	—	—	1,677	—	1,677
Repurchase of common stock	(1,841,887)	(2)	(16,517)	—	—	—	(16,519)	—	(16,519)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	224	224
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(1,137)	(1,137)
Reclass of common stock subject to redemption	—	—	18,528	—	—	—	18,528	—	18,528
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	1,068	1,068
Issuance of stock dividends	824,092	1	7,688	(5,748)	—	—	1,941	—	1,941
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,306)	(13,306)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(29)	(29)
Offering costs	—	—	735	—	—	—	735	—	735
Net loss	—	—	—	—	(12,958)	—	(12,958)	(1,732)	(14,690)
Other comprehensive loss	—	—	—	—	—	(26,126)	(26,126)	(3,578)	(29,704)
Balance December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating Activities:
Net (loss) income	$(5,774)	$37,044	$22,038
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	93,980	80,394	60,120
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	67,076	73,031	59,048
Amortization of below market leases, net	(2,292)	(3,201)	(685)
Amortization of deferred financing costs and debt premium	2,607	5,562	3,071
Amortization of swap interest	126	126	126
Deferred rent	(25,687)	(19,519)	(8,571)
Deferred rent, ground lease	2,065	1,640	—
Termination fee revenue - receivable from tenant, net	—	(6,000)	(3,114)
Gain from sale of depreciable operating property	(4,083)	(29,940)	(1,231)
Gain on fair value of earn-out	(2,657)	(1,461)	—
Unrealized loss on interest rate swap	—	—	2
Loss from investment in unconsolidated entities	2,071	5,307	2,254
Investment in unconsolidated entities valuation adjustment	4,453	—	—
Loss from investments	31	307	—
Impairment provision	23,472	30,734	—
Performance distribution allocation (non-cash)	—	(2,604)	—
Stock-based compensation	4,107	2,623	38
Change in operating assets and liabilities:
Deferred leasing costs and other assets	4,383	(7,775)	(13,503)
Restricted reserves	27	14	57
Accrued expenses and other liabilities	4,203	(9,505)	3,463
Due to affiliates, net	(3,570)	4,072	(2,254)
Net cash provided by operating activities	164,538	160,849	120,859
Investing Activities:
Cash acquired in connection with the EA Merger, net of acquisition costs	—	25,320	—
Acquisition of properties, net	(16,584)	(38,775)	(182,250)
Proceeds from disposition of properties	51,692	139,446	11,442
Real estate acquisition deposits	1,047	(1,047)	(3,350)
Reserves for tenant improvements	(1,530)	1,039	(357)
Payments for construction in progress	(58,938)	(46,346)	(24,398)
Investment in unconsolidated joint venture	(8,160)	—	(3,274)
Distributions of capital from investment in unconsolidated entities	8,531	14,603	7,691
Purchase of investments	(1,029)	(8,422)	—
Net cash (used in) provided by investing activities	(24,971)	85,818	(194,496)

	Year Ended December 31,
	2020	2019	2018
Financing Activities:
Proceeds from borrowings - KeyBank Loans	—	627,000	—
Proceeds from borrowings - Revolver/KeyBank Loans	215,000	315,854	—
Proceeds from borrowings - Revolver Loan - EA-1	—	—	96,100
Principal payoff of secured indebtedness - Revolver Loan	(53,000)	(104,439)	—
Principal payoff of secured indebtedness - Mortgage Debt	—	—	(18,954)
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA-1	—	(715,000)	(106,253)
Principal amortization payments on secured indebtedness	(7,362)	(6,577)	(6,494)
Deferred financing costs	(4,725)	(5,737)	(24)
Offering costs	(594)	(2,384)	(4,959)
Issuance of perpetual convertible preferred shares	—	—	125,000
Repurchase of common stock	(107,821)	(200,013)	(83,574)
Repurchase of noncontrolling interest	(1,137)	(53)	—
Issuance of common stock, net of discounts and underwriting costs	4,698	8,826	—
Repurchase of common shares to satisfy employee tax withholding requirements	(751)	—	—
Dividends paid on preferred units subject to redemption	(8,396)	(8,188)	(1,228)
Distributions to noncontrolling interests	(13,290)	(16,865)	(4,737)
Distributions to common stockholders	(72,143)	(90,116)	(71,822)
Net cash used in financing activities	(49,521)	(197,692)	(76,945)
Net increase (decrease) in cash, cash equivalents and restricted cash	90,046	48,975	(150,582)
Cash, cash equivalents and restricted cash at the beginning of the period	113,260	64,285	214,867
Cash, cash equivalents and restricted cash at the end of the period	$203,306	$113,260	$64,285

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,155	$65,040	$50,736
Supplemental disclosures of non-cash investing and financing transactions:
Goodwill -Self Administration Transaction	$—	$—	$229,948
Affiliates - receivables and other related party assets acquired in Self Administration Transaction	$—	$—	$19,878
Distributions payable to common stockholders	$6,864	$13,035	$9,799
Distributions payable to noncontrolling interests	$943	$1,758	$402
Common stock issued pursuant to the distribution reinvestment plan	$24,497	$41,060	$40,838
Common stock redemptions funded subsequent to period-end	$(5,345)	$96,648	$—
Issuance of stock dividends	$5,747	$14,139	$—
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium of $109	$18,884	$—	$—
Payable for construction in progress	$472	$—	$—
Accrued tenant obligations	$30,011	$11,802	$—
Limited partnership units issued in exchange for net assets acquired in Self Administration Transaction	$—	$25,000	$205,000
Due to affiliates- Self Administration Transaction	$—	$—	$41,114
Other liabilities assumed in Self Administration Transaction	$—	$—	$7,951
Decrease in fair value swap agreement	$(29,704)	$(22,303)	$(5,427)
Decrease in stockholder servicing fee payable	$(1,388)	$—	$—
Net assets acquired in Merger in exchange for common shares	$—	$751,277	$—
Implied EA-1 common stock and operating partnership units issued in exchange for net assets acquired in Merger	$—	$751,277	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$25,521	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 subsequent to January 1, 2019	$—	$16,919	$—
Distributions to redeemable noncontrolling interests attributable to common stockholders as reflected on the consolidated statements of operations	$—	$—	$355

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

1.     Organization
Griffin Capital Essential Asset REIT, Inc. (“GCEAR” or the “Company”) is an internally managed, publicly registered real estate investment trust ("REIT") that owns and operates a geographically diversified portfolio of corporate office and industrial properties that are primarily net-leased. GCEAR’s year-end date is December 31.

On December 14, 2018, GCEAR, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”), GCEAR’s wholly-owned subsidiary Globe Merger Sub, LLC (“EA Merger Sub”), the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“EA-1”), and Griffin Capital Essential Asset Operating Partnership, L.P. (the “EA-1 Operating Partnership”) entered into an Agreement and Plan of Merger (the “EA Merger Agreement”). On April 30, 2019, pursuant to the EA Merger Agreement, (i) EA-1 merged with and into EA Merger Sub, with EA Merger Sub surviving as GCEAR’s direct, wholly-owned subsidiary (the “EA Company Merger”) and (ii) the GCEAR II Operating Partnership merged with and into the EA-1 Operating Partnership (the “EA Partnership Merger” and, together with the EA Company Merger, the “EA Mergers”), with the EA-1 Operating Partnership (and now known as the “GCEAR Operating Partnership”) surviving the EA Partnership Merger. In addition, on April 30, 2019, following the EA Mergers, EA Merger Sub merged into GCEAR. In connection with the EA Mergers, the Company converted EA-1’s Series A cumulative perpetual convertible preferred stock into GCEAR’s newly created Series A cumulative perpetual convertible preferred stock (the “Series A Preferred Shares”). Also on April 30, 2019, the Company converted each EA-1 Operating Partnership unit outstanding into 1.04807 Class E units in the GCEAR Operating Partnership and each unit outstanding in the GCEAR II Operating Partnership converted into one unit of like class in the GCEAR Operating Partnership (the “GCEAR OP Units”). The GCEAR Operating Partnership and Griffin Capital Real Estate Company, LLC ("GRECO") are the subsidiaries of the Company and are the entities through which the Company conducts its business.

In addition, on December 14, 2018, EA-1 and the EA-1 Operating Partnership entered into a series of transactions, agreements, and amendments to EA-1’s existing agreements and arrangements with EA-1’s former sponsor, Griffin Capital Company, LLC ("GCC"), and Griffin Capital, LLC (“GC LLC”), pursuant to which GCC and GC LLC contributed all of the membership interests of GRECO (including the GRECO employees) and certain assets related to the business of GRECO to the EA-1 Operating Partnership (the "Self-Administration Transaction"). As a result of the Self-Administration Transaction, EA-1 became self-managed and acquired the advisory, asset management and property management business of GRECO. In connection with the EA Mergers, many of the agreements and amendments entered into by EA-1 as part of the Self-Administration Transaction were assumed by GCEAR pursuant to the EA Mergers.

In connection with the EA Mergers, GCEAR was the legal acquirer and EA-1 was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the EA Mergers reflects results of the combined entity, and the financial information set forth herein prior to the EA Mergers reflects EA-1’s results. For this reason, period to period comparisons may not be meaningful.

When used in this section, unless the context requires otherwise, all references to “GCEAR,” “we,” “our,” and “us” herein mean EA-1 and one or more of EA-1’s subsidiaries for periods prior to the EA Mergers, and GCEAR and one or more of GCEAR’s subsidiaries, including GRECO and the GCEAR Operating Partnership, for periods following the EA Mergers. Certain historical information of GCEAR is included for background purposes.

On October 29, 2020, Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”), a Maryland corporation, Cole Corporate Income Operating Partnership II, LP, a Delaware limited partnership and a wholly owned subsidiary of CCIT II (the “CCIT II Operating Partnership”), CRI CCIT II LLC, a Delaware limited liability company and a wholly owned subsidiary of CCIT II (“CCIT II LP” and, together with CCIT II and the CCIT II Operating Partnership, the “CCIT II Parties”), GCEAR, GRT (Cardinal REIT Merger Sub), LLC, a Maryland limited liability company and a wholly owned subsidiary of GCEAR (“GCEAR Merger Sub”), the GCEAR Operating Partnership, GRT OP (Cardinal New GP Sub), LLC, a Delaware limited liability company and a wholly owned subsidiary of the GCEAR Operating Partnership (“New GP Sub”), GRT OP (Cardinal LP Merger Sub), LLC, a Delaware limited liability company and a wholly owned subsidiary of the GCEAR Operating Partnership (“LP Merger Sub”), GRT OP (Cardinal OP Merger Sub), LLC, a Delaware limited liability company and a subsidiary of LP Merger Sub and New GP Sub (“OP Merger Sub” and, together with GCEAR, GCEAR Merger Sub, the GCEAR Operating Partnership,

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
New GP Sub and LP Merger Sub, the “GCEAR Parties”), entered into an Agreement and Plan of Merger (the “CCIT II Merger Agreement”) pursuant to which (i) CCIT II will merge with and into GCEAR Merger Sub (the “CCIT II REIT Merger”), with
GCEAR Merger Sub being the surviving entity, (ii) OP Merger Sub will merge with and into CCIT II Operating Partnership (the “CCIT II Partnership Merger”), with the CCIT II Operating Partnership being the surviving entity and (iii) CCIT II LP will merge with and into LP Merger Sub (the “CCIT II LP Merger” and, together with the CCIT II REIT Merger and the CCIT II Partnership Merger, the “CCIT II Mergers”), with CCIT II LP Merger Sub being the surviving entity.

At the effective time of the CCIT II Mergers and subject to the terms and conditions of the CCIT II Merger Agreement, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock (other than excluded shares) will be converted into the right to receive 1.392 shares of GCEAR Class E common stock, subject to the treatment of fractional shares in accordance with the CCIT II Merger Agreement.

The board of directors of CCIT II (the “CCIT II Board”), based on the unanimous recommendation of the special committee of the CCIT II Board, which was comprised solely of independent directors, and the board of directors of GCEAR, respectively, each approved the CCIT II Mergers. The obligations of CCIT II and GCEAR to effect the CCIT II Mergers are subject to the satisfaction or waiver of several conditions set forth in the CCIT II Merger Agreement, as described in the proxy statement/prospectus filed with the SEC on December 11, 2020, including the approval of CCIT II stockholders. On February 23, 2021, CCIT II held a special meeting of its stockholders and the CCIT II stockholders voted to approve the CCIT II REIT Merger and the other proposals described in the proxy statement/prospectus filed with the SEC on December 11, 2020.

The GCEAR Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of December 31, 2020, the Company owned approximately 87.8% of the GCEAR OP Units of the GCEAR Operating Partnership. As a result of the contribution of five properties to the Company and the Self-Administration Transaction, the former sponsor and certain of its affiliates owned approximately 10.6% of the limited partnership units of the GCEAR Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, as of December 31, 2020. The remaining approximately 1.6% GCEAR OP Units are owned by unaffiliated third parties. The GCEAR Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GCEAR Operating Partnership.
As of December 31, 2020, the Company had issued 284,595,718 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, distribution reinvestment plan ("DRP") offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the EA Mergers). There were 230,320,668 shares of common stock outstanding as of December 31, 2020, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and a self-tender offer that occurred in May 2019. As of December 31, 2020 and December 31, 2019, the Company had issued approximately $318.2 million and $293.7 million in shares pursuant to the DRP, respectively. As of December 31, 2020, 230,390 shares subject to the Company's quarterly cap on aggregate redemptions were classified on the consolidated balance sheet as common stock subject to redemption.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2020 and 2019.
The consolidated financial statements of the Company include all accounts of the Company, the GCEAR Operating Partnership, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly-owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
Principles of Consolidation
The Company's financial statements, and the financial statements of the GCEAR Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

Consolidation Considerations
Current accounting guidance provides a framework for identifying a variable interest entity (“VIE”) and determining when a company should include the assets, liabilities, noncontrolling interests, and results of activities of a VIE in its consolidated financial statements. In general, a VIE is an entity or other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. Generally, a VIE should be consolidated if a party with an ownership, contractual, or other financial interest in the VIE (a variable interest holder) has the power to direct the VIE’s most significant activities and the obligation to absorb losses or right to receive benefits of the VIE that could be significant to the VIE. A variable interest holder that consolidates the VIE is called the primary beneficiary. Upon consolidation, the primary beneficiary generally must initially record all of the VIE’s assets, liabilities, and noncontrolling interests at fair value and subsequently account for the VIE as if it were consolidated based on majority voting interest. See Note 4, Investments in Unconsolidated Entities, for more detail.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2020 and 2019.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2020.
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
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
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
The aggregate relative fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs, and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and are included with real estate assets on the consolidated balance sheets. The intangible lease assets are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.
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
Impairment of Real Estate and Related Intangible Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, the Company assesses the carrying values of our respective long-lived assets, whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
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
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts undiscounted cash flow basis, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, the number of months it takes to re-lease the property and the number of years the property is held for investment.
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
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes (excluding taxes paid by a lessee directly to a third party on behalf of the lessor) and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro-rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of the Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant such as a cap on certain or all property operating expenses.
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
Lease Accounting
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
Upon adoption of ASC 842, the Company elected the practical expedient permitting lessors to elect by class of underlying asset to not separate nonlease components (for example, maintenance services, including common area maintenance) from associated lease components (the “non-separation practical expedient”) if both of the following criteria are met: (1) the timing and pattern of transfer of the lease and non-lease component(s) are the same and (2) the lease component would be classified as an operating lease if it were accounted for separately. If both criteria are met, the combined component is accounted for in accordance with ASC 842 if the lease component is the predominant component of the combined component; otherwise, the combined component is accounted for in accordance with the revenue recognition standard. The Company assessed the criteria above with respect to the Company's operating leases and determined that they qualify for the non-separation practical

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts expedient. As a result, the Company accounted for and presented all rental income earned pursuant to operating leases, including property expense recovery, as a single line item, “Rental income,” in the consolidated statement of operations for all periods presented. Prior to the adoption of ASC 842, the Company presented rental income, property expense recovery and other income related to leases separately in the Company's consolidated statements of operations.
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
On March 1, 2019. the Company entered into an office lease located in Chicago, Illinois. The Company recorded a ROU asset of $0.6 million and a corresponding liability to the Company's lease agreements. The discount rate used to determine the present value of these operating leases’ future payments was 3.94%.
On September 20, 2019, the Company acquired the McKesson II property and assumed a ground lease from the seller. The Company recorded a ROU asset of $16.3 million and a corresponding liability to the Company's existing ground lease agreements. The discount rate used to determine the present value of these operating leases’ future payments was 4.36%.
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
As required by ASC 815, the Company recorded all derivatives on the consolidated balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, and whether the Company

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting. See Note 6, Interest Rate Contracts, for more detail.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code ("Code"). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2020, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a TRS. In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of December 31, 2020 and December 31, 2019, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
During the year ended December 31, 2020, the Company retroactively adjusted the number of common shares outstanding in accordance with ASC 260-10, Earnings Per Share ("ASC 260-10"). ASC 260-10 requires the computations of basic and diluted earnings per share to be adjusted retroactively for all periods presented to reflect the change in capital structure if the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts number of common shares outstanding increases as a result of a stock dividend or stock split or decreases as a result of a reverse stock split. If changes in common stock resulting from stock dividends, stock splits, or reverse stock splits occur after the close of the period but before the consolidated financial statements are issued or are available to be issued, the per share computations for those and any prior period consolidated financial statements presented shall be based on the new number of shares.
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
3.    Real Estate
As of December 31, 2020, the Company’s real estate portfolio consisted of 98 properties (including one land parcel held for future development), in 25 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $4.1 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2020, 2019, and 2018 was $94.0 million, $80.4 million, and $60.1 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2020, 2019, and 2018 was $67.1 million, $73.0 million and $59.0 million respectively.
2020 Acquisitions
The purchase price and other acquisition items for the property acquired during the year ended December 31, 2020 are shown below:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

Property	Location	Tenant/Major Lessee	Acquisition Date	Purchase Price	Square Feet	Acquisition Fees and Expenses	Year of Lease Expiration
Pepsi Bottling Ventures	North Carolina	PepsiCo	2/5/2020	$34,937	526,320	$386	2032

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the acquisition completed during the year ended December 31, 2020, the Company used a discount rate of 6.25%.
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
The following summarizes the purchase price allocation of the property acquired during the year ended December 31, 2020:

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

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles for the years ended December 31, 2020 and 2019:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

	December 31,
	2020	2019
In-place lease valuation (above market)	$43,576	$44,012
In-place lease valuation (above market) - accumulated amortization	(35,604)	(33,322)
In-place lease valuation (above market), net	7,972	10,690

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(191)	(164)
Ground leasehold interest (below market), net	2,063	2,090
Intangible assets, net	$10,035	$12,780

In-place lease valuation (below market)	$(68,334)	$(67,622)
Land leasehold interest (above market)	(3,072)	(3,073)
In-place lease valuation & land leasehold interest - accumulated amortization	44,073	38,890
Intangible liabilities, net	$(27,333)	$(31,805)

Tenant origination and absorption cost	$740,489	$744,773
Tenant origination and absorption cost - accumulated amortization	(412,462)	(354,379)
Tenant origination and absorption cost, net	$328,027	$390,394

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 6.83 years and 7.36 years as of December 31, 2020 and 2019, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2020	2019	2018
Above and below market leases, net	$(2,292)	$(3,201)	$(685)
Tenant origination and absorption cost	$62,459	$69,502	$55,464
Ground leasehold amortization (below market)	$(291)	$(52)	$27
Other leasing costs amortization	$4,908	$3,581	$3,557

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, and other leasing costs as of December 31, 2020 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold improvements	Other leasing costs
2021	$(2,118)	$57,243	$(290)	$5,862
2022	$(2,518)	$54,114	$(290)	$5,867
2023	$(2,465)	$49,551	$(290)	$5,739
2024	$(1,648)	$37,371	$(291)	$5,504
2025	$(1,186)	$26,813	$(290)	$5,385

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

Sale of Property
On June 30, 2020, the Company sold the Bank of America II property located at 1800 Tapo Canyon in Simi Valley, California for total gross proceeds of $24.5 million, less closing costs and other closing credits. The carrying value of the property on the closing date was approximately $19.6 million. Upon the sale of the property, the Company recognized a gain of approximately $4.3 million.
On December 22, 2020, the Company sold Bank of America I property located at 450 American Way in Simi Valley, California for total gross proceeds of $30.0 million, less closing costs and other closing credits. The carrying value of the property approximated the selling price.
Impairments
2200 Channahon Road, Houston Westway I and 2275 Cabot Drive
During the year ended December 31, 2020, in connection with the preparation and review of the Company's financial statements, the Company recorded an impairment provision of approximately $23.5 million as it was determined that the carrying value of the real estate would not be recoverable on three properties. This impairment resulted from changes in longer absorption periods, lower market rents and shorter anticipated hold periods. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
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

	Balance as of
	December 31, 2020	December 31, 2019
Cash reserves	$20,385	$48,129
Restricted lockbox	13,967	10,301
Total	$34,352	$58,430

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
4.    Investments in Unconsolidated Entities
The interests discussed below are deemed to be variable interests in VIEs and, based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its carrying value in the investments.
Heritage Commons X, LTD
In June 2018, the Company, through an SPE, wholly-owned by the GCEAR Operating Partnership, formed a joint venture ("Heritage Commons X") for the construction and ownership of a four-story Class "A" office building with a net rentable area of approximately 200,000 square feet located in Fort Worth, Texas (the "Heritage Commons Property"). The Heritage Commons Property was completed in April 2019 and is 100% leased to Mercedes-Benz Financial Services USA.
On July 17, 2019, Heritage Commons X sold the Heritage Commons Property.
Digital Realty Trust, Inc.
In September 2014, the Company, through an SPE wholly-owned by the GCEAR Operating Partnership, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. ("Digital") for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Digital Property"). The Digital Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately three years.
In September 2014, the joint venture entered into a secured term loan (the "Digital Loan") in the amount of approximately $102.0 million. The Digital Loan had an original maturity date of September 9, 2019 and included two extension options of 12 additional months each beyond the original maturity date. On March 29, 2019, the joint venture executed the first 12-month loan extension. Based on the executed extension, the new loan maturity date was September 9, 2020. The extension did not change the loan amount, rate or other substantive terms. The Company had approximately $8.2 million in an outstanding letter of credit.
Since the tenant did not execute a long term extension or sign a new lease with the joint venture, the joint venture elected not to accept the loan extension terms offered by the lender and subsequent discussions did not result in an additional loan extension in 2020. As a result, on September 9, 2020, the lender provided a notice of default for non-payment of the unpaid balance of the non-recourse Digital Loan and exercised its right to draw on the stand-by letter of credit. The Company funded the $8.2 million stand-by letter of credit with cash.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
As of December 31, 2020, the balance of the investments is shown below:

	Digital Realty	Heritage Commons X	Total
Balance as of December 31, 2019	$10,584	$444	$11,028
Net loss	(164)	—	(164)
Distributions	(8,121)	(410)	(8,531)
Contributions	8,160	—	8,160
Valuation adjustment (1)	(4,453)	—	(4,453)
Impairment (2)	(1,906)	—	(1,906)
Clawback receivable reclass (3)	(4,100)	—	(4,100)
Balance as of December 31, 2020	$—	$34	$34

(1) Amount represents a charge to arrive at the net realizable value as of December 31, 2020, which is included in the line item "(Loss) Gain from investment in unconsolidated entities" in the consolidated statement of operations.
(2) Amount represents an impairment on the Company's Digital investment that the Company determined in connection with the preparation and review of the financial statements. Amount included in the line item "(Loss) Gain from investment in unconsolidated entities" in the consolidated statement of operations.
(3) Amount represents a reclass of the clawback to other assets as disclosed above.

5. Debt
As of December 31, 2020 and December 31, 2019, the Company’s debt consisted of the following:

	December 31,		Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
	2020	2019
HealthSpring Mortgage Loan	$20,208	$20,723	4.18%	April 2023	4.62%
Midland Mortgage Loan	98,155	100,249	3.94%	April 2023	4.12%
Emporia Partners Mortgage Loan	1,627	2,104	5.88%	September 2023	5.96%
Samsonite Loan	20,165	21,154	6.08%	September 2023	5.09%
Highway 94 Loan	14,689	15,610	3.75%	August 2024	4.80%
Pepsi Bottling Ventures Loan	18,587	—	3.69%	October 2024	3.92%
AIG Loan II	126,792	126,970	4.15%	November 2025	4.93%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	103,870	105,762	4.96%	February 2029	5.08%
Total Mortgage Debt	1,029,093	1,017,572
Revolving Credit Facility (3)	373,500	211,500	LIBO Rate + 1.60%	June 2023	1.88%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.55%	June 2023	1.80%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.55%	April 2024	1.79%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.85%	April 2026	2.06%
Total Debt	2,152,593	1,979,072
Unamortized Deferred Financing Costs and Discounts, net	(12,166)	(9,968)
Total Debt, net	$2,140,427	$1,969,104
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750 million the weighted average interest rate as of December 31, 2020 was 3.58% for both the Company’s fixed-rate and variable-rate debt combined and 3.96% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of December 31, 2020 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of December 1, 2020 (effective date) was 0.16%. The Revolving Credit Facility has an initial term of approximately two years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 and the Second Amendment to Second Amended and Restated Credit Agreement dated as of December 18, 2020, the “Second Amended and Restated Credit Agreement”), with KeyBank, as administrative agent, and a syndicate of lenders, we, through the GCEAR Operating Partnership, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”) and a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the “Delayed Draw $400M 5-Year Term Loan”) (collectively, the “KeyBank Loans”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of December 31, 2020, the remaining capacity under the Revolving Credit Facility was $221.9 million and the Delayed Draw $400M 5-Year Term Loan was undrawn.
Based on the terms as of December 31, 2020, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GCEAR Operating Partnership, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GCEAR Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%.
In the event that any of the 2025 Term Loan is not advanced as of the date that is 120 days after December 18, 2020, such unadvanced amount will incur an unused fee equal to 0.20% annually multiplied by the average daily amount of the unadvanced portion of the 2025 Term Loan. Such unused fee will be payable quarterly in arrears and will start accruing on the date that is 120 days after December 18, 2020 and will stop accruing on the first to occur of (a) the date the 2025 Term Loan is fully advanced, (b) the date that is 180 days after December 18, 2020, or (c) the date the GCEAR Operating Partnership, as borrower, terminates any remaining portion of the 2025 Term Loan.
The Second Amended and Restated Credit Agreement provides that the GCEAR Operating Partnership must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
Borrowing availability under the Second Amended and Restated Credit Agreement is limited to the lesser of the maximum amount of all loans outstanding that would result in (i) an unsecured leverage ratio of no greater than 60%, or (ii) an unsecured interest coverage ratio of no less than 2.00:1.00.
Guarantors of the KeyBank Loans include the Company, each special purpose entity that owns a Pool Property, and each of the GCEAR Operating Partnership's other subsidiaries which owns a direct or indirect equity interest in a special purpose entity that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the GCEAR Operating Partnership to comply with the following at all times, which will be tested on a quarterly basis:
•a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;
•a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including GCEAR OP Units ), minus 75% of the amount of any payments used to redeem the Company's stock or OP Units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in EA-1 in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H);
•upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at the time of such initial public offering plus 75% of net future equity issuances (including GCEAR OP Units) should the Company publicly list its shares;
•a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;
•a maximum total secured debt ratio of not greater than 40%, which ratio will increase by five percentage points for four quarters after closing of a material acquisition that is financed with secured debt;
•a minimum unsecured interest coverage ratio of 2.00:1.00;
•a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value; and
•aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value.
Furthermore, the activities of the GCEAR Operating Partnership, the Company, and the Company's subsidiaries must be focused principally on the ownership, development, operation and management of office, industrial, manufacturing, warehouse, distribution or educational properties (or mixed uses thereof) and businesses reasonably related or ancillary thereto.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GCEAR Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2020.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
The following summarizes the future scheduled principal repayments of all loans as of December 31, 2020 per the loan terms discussed above:

As of December 31, 2020
2021	$9,587
2022	10,216
2023	337,387
2024	433,921
2025	120,111
Thereafter	1,241,371
Total principal	2,152,593
Unamortized debt premium/(discount)	(577)
Unamortized deferred loan costs	(11,589)
Total	$2,140,427
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
On March 10, 2020, the Company entered into three interest rate swap agreements to hedge variable cash flows associated with LIBOR. The swap agreements became effective on March 10, 2020, and have a term of approximately five years with notional amounts of $150.0 million, $100.0 million and $75.0 million, respectively.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
The following table sets forth a summary of the interest rate swaps at December 31, 2020 and 2019:

				Fair Value (1)		Current Notional Amounts
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2020	2019	2020	2019
(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(2,963)	$—	$150,000	$—
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(2,023)	—	100,000	—
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(1,580)	—	75,000	—
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(13,896)	(7,038)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(11,140)	(5,651)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(11,148)	(5,665)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(11,225)	(5,749)	100,000	100,000
Interest Rate Swap	7/9/2015	7/1/2020	1.69%	—	(43)	—	425,000
Total				$(53,975)	$(24,146)	$750,000	$850,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2020, derivatives in a liability position are included in the line item "Interest rate swap liability" in the consolidated balance sheets at fair value.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2020	2019
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(38,319)	$(19,944)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$8,615	$(2,359)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$79,646	$73,557

During the twelve months subsequent to December 31, 2020, the Company estimates that an additional $13.8 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2020 and 2019, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $54.0 million and $24.1 million, respectively. As of December 31, 2020 and December 31, 2019, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
7. Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Accrued tenant improvements	$30,011	$11,802
Prepaid tenant rent	20,780	20,510
Real estate taxes payable	15,380	13,385
Deferred compensation	10,599	9,209
Interest payable	9,147	12,264
Property operating expense payable	8,473	7,752
Other liabilities	20,044	21,467
Total	$114,434	$96,389
8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2020 and 2019.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2020 and 2019:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2020
Interest Rate Swap Liability	$(53,975)	$—	$(53,975)	$—
Corporate Owned Life Insurance Asset	$4,454	$—	$4,454	$—
Mutual Funds Asset	$6,643	$6,643	$—	$—
Deferred Compensation Liability	$(10,599)	$—	$(10,599)	$—

December 31, 2019
Interest Rate Swap Liability	$(24,146)	$—	$(24,146)	$—
Earn-out Liability (due to affiliates)	$(2,919)	$—	$—	$(2,919)
Corporate Owned Life Insurance Asset	$2,134	$—	$2,134	$—
Mutual Funds Asset	$6,983	$6,983	$—	$—
Deferred Compensation Liability	$(9,209)	$—	$(9,209)	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
Earn-outs
The Current Operating Partnership will pay GCC in cash earn-out consideration ("Cash Earn-Out") equal to (i) 37.25% of the amounts received by the Company's advisor as advisory fees pursuant to the Company's advisory agreement with respect to the incremental common equity invested in the Company's follow-on public offering from April 30, 2019 through the September 20, 2020 (termination of the follow-on offering) plus (ii) 37.25% of the amounts that would have been received by the Company's advisor as performance distributions pursuant to the Current Operating Partnership agreement of the Current Operating Partnership with respect to assets acquired by the Company from April 30, 2019 through September 20, 2020. The Cash Earn-Out consideration will accrue on an ongoing basis and be paid quarterly; provided that such cash earn-out consideration will in no event exceed an amount equal to 2.5% of the aggregate dollar amount of common equity invested in the Company pursuant to its follow-on public offering from April 30, 2019 through September 20, 2020.
The Company estimated the fair value of the Cash Earn-Out liability using a discounted cash flow. The estimate required the Company to make various assumptions about future equity raised, capitalization rates and annual net operating income growth prior to the termination of the follow-on offering. During the year ended ended December 31, 2020, the Company recorded an adjustment of approximately $2.6 million, which is included in "Other income, net" on the consolidated statement of operations as a reduction of the Company's liability. As of December 31, 2020, the liability is approximately $0.3 million. Since the follow-on offering terminated on September 20, 2020, the liability is based on actual amounts raised during the offering. The Company has made one payment of approximately $0.1 million as of December 31, 2020.
Real Estate

For the year ended December 31, 2020, in connection with the preparation and review of the Company's financial statements, the Company determined that three of the Company's properties were impaired based upon discounted cash flow analyses where the most significant inputs were the market rental rates, terminal capitalization rate, discount rate and expected hold period. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the year-ended December 31, 2020:

	Range of Inputs or Inputs
Unobservable Inputs:	2200 Channahon Road	Houston Westway I	2275 Cabot Drive
Market rent per square foot	$2.00 to $3.00	$15.00 to $17.00	$11.00 to $12.00
Terminal capitalization rate	9.75%	7.75%	9.00%
Discount rate	14.00%	9.00%	10.25%
Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2020 and December 31, 2019 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2020 and December 31, 2019. The fair value of the ten mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

	December 31, 2020		December 31, 2019
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$355,823	$375,000	$369,343	$375,000
BOA/KeyBank Loan	$263,454	$250,000	$264,101	$250,000
AIG Loan II	$121,011	$126,792	$122,258	$126,970
AIG Loan	$102,033	$103,870	$101,663	$105,762
Midland Mortgage Loan	$97,709	$98,155	$99,318	$100,249
Samsonite Loan	$21,030	$20,165	$22,103	$21,154
HealthSpring Mortgage Loan	$20,462	$20,208	$20,868	$20,723
Pepsi Bottling Ventures Loan	$18,942	$18,587	$—	$—
Highway 94 Loan	$14,447	$14,689	$15,101	$15,610
Emporia Partners Mortgage Loan	$1,654	$1,627	$2,105	$2,104
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2020 and December 31, 2019. See Note 5, Debt, for details.
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
As of December 31, 2020, there were 558,107 shares of Class T common stock, 1,800 shares of Class S common stock, 41,095 shares of Class D common stock, 1,896,696 shares of Class I common stock, 24,325,680 shares of Class A common stock, 47,304,097 of Class AA common stock, 920,920 shares of Class AAA common stock, and 155,272,273 of Class E common stock outstanding.
Common Equity
As of December 31, 2020, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the EA Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Merger) in April 2019 upon the consummation of the EA Merger. As of December 31, 2020, there were 230,320,668 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Termination of Follow-On Offering
On February 26, 2020, the Company’s Board of Directors (the “Board”) approved the temporary suspension of the primary portion of the Company’s follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP (the “Follow-On Offering”), effective February 27, 2020. The Follow-On Offering terminated with the expiration of the registration statement on Form S-11 (Registration No. 333-217223), as amended, on September 20, 2020.
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
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to stockholders, which may be provided through the Company's filings with the SEC.
In connection with a potential strategic transaction, on February 26, 2020, the Board approved the temporary suspension of the DRP, effective March 8, 2020. On July 16, 2020, the Board approved the reinstatement of the DRP, effective July 27, 2020 and an amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class.

On July 17, 2020, the Company filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to the Company's DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to stockholders.
As of December 31, 2020, the Company sold 32,978,545 shares for approximately $318.2 million in the Company's DRP offerings. The following table summarizes the DRP offerings ,by share class, as of December 31, 2020:

Share Class	Amount	Shares
Class A	6,923	743,349
Class AA	13,695	1,470,340
Class AAA	207	22,190
Class D	12	1,312
Class E	296,930	30,697,419
Class I	300	31,992
Class S	0	12
Class T	112	11,931
Total	$318,179	32,978,545
As of December 31, 2020 and December 31, 2019, the Company had issued approximately $318.2 million and $293.7 million in shares pursuant to the DRP, respectively.
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
In connection with a potential strategic transaction, on February 26, 2020, the Board approved the temporary suspension of the SRP, effective March 28, 2020. On July 16, 2020, the Board approved the partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter. Redemption activity during the quarter is listed below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
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
There are several restrictions under the SRP. Stockholders generally must hold their shares for one year before submitting their shares for redemption under the program; however, the Company will waive the one-year holding period in the event of the death or qualifying disability of a stockholder. Shares issued pursuant to the DRP are not subject to the one-year holding period. In addition, the SRP generally imposes a quarterly cap on aggregate redemptions of the Company's shares equal to a value of up to 5% of the aggregate NAV of the outstanding shares as of the last business day of the previous quarter, subject to the further limitations as indicated in the August 8, 2019 amendments discussed above.
As the value on the aggregate redemptions of the Company's shares is outside the Company's control, the 5% quarterly cap is considered to be temporary equity and is presented as common stock subject to redemption on the accompanying consolidated balance sheets.

The following table summarizes share redemption (excluding the self-tender offer) activity during the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019
Shares of common stock redeemed	1,841,887	20,933,322
Weighted average price per share	$9.01	$9.44
Since July 31, 2014 and through December 31, 2020, the Company had redeemed 26,072,452 shares (excluding the self-tender offer) of common stock for approximately $245.3 million at a weighted average price per share of $9.41 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. As described above, the SRP was partially reinstated, effective August 17, 2020, for redemptions sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, subject to a quarterly cap on aggregate redemptions equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. During the year ended December 31, 2020, the Company received redemption requests (including those due to death, disability or incapacitation) for 600,075 shares of common stock that were all redeemed during and subsequent to the current quarter.

Series A Preferred Shares
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
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to unaffiliated third parties. EA-1's former external advisor incurred transaction-related expenses of approximately $0.2 million, which was reimbursed by EA-1.

Upon consummation of the Mergers, the Company issued 5,000,000 Series A Preferred Shares to the Purchaser. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the "Second Issuance") at a later date (the "Second Issuance Date") for an additional purchase price of $125.0 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of certain conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the applicable closing date.

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

i.
6.55% from and after the First Issuance Date, or if the Second Issuance occurs, 6.55% from and after the Second Issuance Date until the five year anniversary of the First Issuance Date, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date (the “Reset Date”), subject to paragraphs (iii) and (iv) below;

ii.	6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.
if a listing of the Company's shares of Class E Common Stock or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the “First Triggering Event”), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to (iv) below and certain conditions as set forth in the articles supplementary; or

iv.	if such a listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
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

Company Redemption Rights
The Series A Preferred Shares may be redeemed by the Company, in whole or in part, at the Company's option, at a per share redemption price in cash equal to $25.00 per Series A Preferred Share (the "Redemption Price"), plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurs on or after the date of the First Triggering Event, but before the date that is five years from the First Issuance Date.

Holder Redemption Rights
In the event the Company fails to effect a listing of the Company’s shares of common stock or Series A Preferred Shares by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if such a listing occurs prior to or on August 1, 2023.

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

Issuance of Restricted Stock Units to Executive Officers and Employees
On May 1, 2019, the Company issued 1,009,415 restricted stock units ("2019 RSUs") to the Company's officers under the Griffin Capital Essential Asset REIT, Inc. Employee and Director Long-Term Incentive Plan (as amended, the "LTIP") Each 2019 RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock unit award agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the restricted stock unit award agreements. The shares of Class E common stock underlying the 2019 RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The fair value of grants issued was approximately $9.7 million.
As of December 31, 2020, there was $4.5 million of unrecognized compensation expense remaining over two years.
On January 15, 2020, the Company issued 589,248 restricted stock units ("2020 RSUs") to Company employees, including officers, under the Griffin Capital Essential Asset REIT, Inc. Employee and LTIP. Each 2020 RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock award agreement. The remaining scheduled to vest in equal, 25% installments on each of December 31, 2021, 2022 and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective restricted stock unit award agreement. The fair value of grants issued was approximately $5.5 million. Forfeitures on the Company's restricted stock units are recognized as they occur.

As of December 31, 2020, there was $3.6 million of unrecognized compensation expense remaining over three years.

Total compensation expense for the year ended December 31, 2020 and 2019 was approximately $5.2 million and $2.4 million, respectively. In December 2020, the Company accrued for the accelerating the vesting of restricted stock units to a former executive as part of his resignation. The acceleration resulted in $1.4 million of compensation expense. The restricted stock units vested in February 2021.

	Number of Unvested Shares of Restricted Stock Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2018	—	$—
Granted	1,009,415	$9.56
Forfeited	—	$—
Vested	(252,354)	$9.56
Balance at December 31, 2019	757,061
Granted	589,248	$9.35
Forfeited	(3,744)	$9.35
Vested(1)	(398,729)	$9.48
Balance at December 31, 2020	943,836
(1) Total shares vested include 78,849 shares of common stock that were tendered by employees during the year ended December 31, 2020, to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

Issuance of Restricted Stock to Directors

On June 15, 2020, the Company issued 8,055 shares of restricted stock to each of the Company’s independent directors upon his or her reelection to the Board. Half of the restricted shares vested upon issuance, and the remaining half are scheduled to vest upon the first anniversary of the grant date, subject to the independent director’s continued service as a director during such vesting period.

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

The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2020, 2019, and 2018 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

	Year Ended December 31,
	2020		2019		2018
Ordinary income	$0.13	33%	$0.22	37%	$0.32	47%
Capital gain	—	—%	0.08	13%	—	—%
Return of capital	0.27	67%	0.30	50%	0.36	53%
Total distributions paid	$0.40	100%	$0.60	100%	$0.68	100%
10.    Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the GCEAR Operating Partnership in which the Company is the general partner. General partnership units and limited partnership units of the GCEAR Operating Partnership were issued as part of the initial capitalization of the EA-1 Operating Partnership and GCEAR II Operating Partnership, in conjunction with members of management's contribution of certain assets, other contributions, and in connection with the Self-Administration Transaction as discussed in Note 1, Organization.

As of December 31, 2020, noncontrolling interests were approximately 12.2% of total shares and 12.0% of weighted average shares outstanding (both measures assuming GCEAR OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GCEAR Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.

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

As of December 31, 2020, the limited partners of the GCEAR Operating Partnership owned approximately $31.8 million GCEAR OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for certain properties, and in connection with the Self-Administration Transaction and other services. Approximately 20.4 million GCEAR OP Units issued to affiliates had a mandatory hold period until December 2020 and had no voting rights until the units convert to common shares. In addition, 0.2 million GCEAR OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GCEAR OP Units, pursuant to the terms of the

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GCEAR OP Units in the respective transaction.

The limited partners of the GCEAR Operating Partnership, other than those related to the Will Partners REIT, LLC ("Will Partners") property contribution, will have the right to cause the general partner of the GCEAR Operating Partnership, the Company, to redeem their GCEAR OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their GCEAR OP Units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election. There were 134,383 GCEAR OP Units redeemed during the year ended December 31, 2020 and 6,000 units redeemed during the year ended December 31, 2019.

The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2020 and 2019:

	December 31,
	2020	2019
Beginning balance	$245,040	$232,203
Contributions/issuance of noncontrolling interests	—	30,039
Reclass of noncontrolling interest subject to redemption	224	—
Repurchase of noncontrolling interest	(1,137)	—
Issuance of stock dividend for noncontrolling interest	1,068	1,861
Distributions to noncontrolling interests	(13,306)	(19,716)
Allocated distributions to noncontrolling interests subject to redemption	(29)	(42)
Net (loss) income	(1,732)	3,749
Other comprehensive loss	(3,578)	(3,054)
Ending balance	$226,550	$245,040
Noncontrolling interests subject to redemption
Operating partnership units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the GCEAR Operating Partnership agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.

11.     Related Party Transactions
Summarized below are the related-party costs incurred by the Company for the years ended December 31, 2020, 2019 and 2018, respectively, and any related amounts receivable and payable as of December 31, 2020 and 2019:

	Incurred for the Year Ended December 31,			Receivable as of December 31,
	2020	2019	2018	2020	2019
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$—	$658	$—	$—	$—
Other fees	243	—	—	293	352
Due from GCC
Reimbursable Expense Allocation	15	4	—	4	4
Payroll/Expense Allocation	653	481	—	1,114	481
Due from Affiliates
Payroll/Expense Allocation	—	1,217	—	—	—
O&O Costs (including payroll allocated to O&O)	—	157	—	—	—
Other Fees	—	6,375	—	—	—
Total incurred/receivable	$911	$8,892	$—	$1,411	$837

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

	Incurred for the Year Ended December 31,			Payable as of December 31,
	2020	2019	2018	2020	2019
Expensed
Operating expenses	$—	$—	$3,594	$—	$—
Asset management fees	—	—	23,668	—	—
Property management fees	—	—	9,479	—	—
Disposition fees	—	641	177	—	—
Costs advanced by the advisor	2,000	3,771	546	1,085	1,164
Consulting fee - shared services	2,500	2,500	—	695	441
Capitalized
Acquisition fees	—	942	5,331	—	—
Leasing commissions	—	2,540	2,289	—	—
Assumed through Self- Administration Transaction/EA Mergers
Earn-out	—	—	—	262	2,919
Other Fees	—	20	—	—	—
Stockholder Servicing Fee	—	692	—	494	4,994
Other
Distributions	10,537	14,138	—	736	1,365
Total incurred/payable	$15,037	$25,244	$45,084	$3,272	$10,883
Dealer Manager Agreement
GCEAR entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the dealer manager for the Follow-On Offering. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from GCEAR's initial public offering ("IPO"), except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Note 9, Equity.
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company requires payment to the dealer manager of a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month (the “Average NAV”).
Conflicts of Interest
Affiliated Dealer Manager
Since Griffin Capital Securities, LLC, the Company's dealer manager, is an affiliate of the Company's former sponsor, the Company does not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc., each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager or master placement agent for various private offerings.

Administrative Services Agreement
In connection with the EA Merger, the Company assumed, as the successor of EA-1 and the EA-1 Operating Partnership, an Administrative Services Agreement (the "Administrative Services Agreement"), pursuant to which GCC and GC LLC continue to provide office space and certain operational and administrative services at cost to the GCEAR Operating

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
Partnership, Griffin Capital Essential Asset TRS, Inc., and GRECO, which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, customer service, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until the Company elects to provide such space and/or services for itself or through another provider, which amount is initially $0.2 million per month, based on an approved budget. Such costs are reconciled quarterly and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

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

The Company recognized $314.1 million, $291.4 million and $247.4 million of lease income related to operating lease payments for the year ended December 31, 2020, 2019 and 2018, respectively.
The Company's current leases have expirations ranging from 2021 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2020.

As of December 31, 2020
2021	$300,861
2022	302,912
2023	289,261
2024	249,419
2025	208,153
Thereafter	937,408
Total	$2,288,014
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of December 31, 2020, the Company leased three parcels of land located in Arizona under long-term ground leases with expiration dates of September 2102, December 2095, and September 2102 with no options to renew. The Company leases office space as part of conducting day-to-day business in Chicago. The Company's office space lease has a remaining lease term of approximately five years and no option to renew.

The Company incurred operating lease costs of approximately $3.7 million and $2.8 million for the year ended December 31, 2020 and 2019 respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts
The following table sets forth the weighted-average for the lease term and the discount rate as of December 31, 2020 and 2019:

	As of
Lease Term and Discount Rate	December 31, 2020	December 31, 2019
Weighted-average remaining lease term in years.	80.1	80.9
Weighted-average discount rate (1)	4.98%	4.98%
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
Maturities of lease liabilities as of December 31, 2020 were as follows:

December 31, 2020
2021	$1,632
2022	1,675
2023	1,741
2024	1,776
2025	1,727
Thereafter	285,011
Total undiscounted lease payments	293,562
Less imputed interest	(247,916)
Total lease liabilities	$45,646

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
14.     Declaration of Distributions
On March 30, 2020, the Board elected to change from a quarterly to a monthly declaration of distributions commencing in April 2020 in order to give the Board maximum flexibility due to the review of a prior potential strategic transaction and to monitor and evaluate the situation related to the financial impact of COVID-19 pandemic.  As noted elsewhere, the Company is continuing to closely monitor the impact of the COVID-19 pandemic and believes it is prudent to continue to employ a more conservative cash management strategy due to the current environment. In light of these considerations, on September 29, 2020, October 19, 2020, and November 30, 2020, the Board declared cash distributions in the amount of $0.000956284 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of such classes as of the close of each business day of the period from October 1, 2020 through October 31, 2020, November 1, 2020 through November 30, 2020 and December 1, 2020 through December 31, 2020, respectively. The Company paid such distributions to each stockholder of record on November 2, 2020, December 1, 2020 and January 4, 2021 respectively.
15.     Subsequent Events
DRP Offering
As of February 24, 2021, the Company had issued 33,532,756 shares of the Company’s common stock pursuant to the DRP offerings for approximately $323.1 million (includes historical amounts sold by EA-1 prior to the EA Merger).

Cash Distributions

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2020
(Dollars in thousands unless otherwise noted and excluding per share amounts

On December 17, 2020, January 26, 2021 and February 25, 2021, the Board declared cash distributions in the amount of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of such classes as of the close of each business day of the period from January 1, 2021 through January 31, 2021, February 1, 2021 through February 28, 2021, and March 1, 2021 through March 31, 2021, respectively. The Company paid such January distributions to each stockholder of record on February 25, 2021, and intends to pay such February and March distributions to each stockholder of record at such time in March 2021 and April 2021, respectively, as determined by the Company’s Chief Executive Officer.

Issuance of Restricted Stock Units to Executive Officers and Employees

On January 22, 2021, the Company issued 1,071,347 Restricted Stock Unit Awards to Company employees, including officers, under the LTIP. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreement and 1/3 of the RSUs are scheduled to vest equally on each of December 31, 2021, 2022, and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective Restricted Stock Award Agreement. The fair value of grants issued was approximately $9.6 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2020						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Plainfield	Office	IL	$—		$3,709	$22,209	$7,344	$3,709	$29,552	$33,261	$15,568	N/A	6/18/2009	5-40 years
Renfro	Industrial	SC	12,548		1,400	18,182	2,012	1,400	20,194	21,594	9,595	N/A	6/18/2009	5-40 years
Emporia Partners	Industrial	KS	1,627		274	7,567	962	274	8,530	8,804	3,216	N/A	8/27/2010	5-40 years
AT&T	Office	WA	24,167		6,770	32,420	718	6,770	33,138	39,908	11,085	N/A	1/31/2012	5-40 years
Westinghouse	Office	PA	20,449		2,650	26,745	54	2,650	26,799	29,449	9,550	N/A	3/22/2012	5-40 years
TransDigm	Industrial	NJ	4,276		3,773	9,030	411	3,773	9,441	13,214	3,056	N/A	5/31/2012	5-40 years
Atrium II	Office	CO	8,830		2,600	13,500	10,267	2,600	23,767	26,367	6,864	N/A	6/29/2012	5-40 years
Zeller Plastik	Industrial	IL	8,365		2,674	13,229	651	2,674	13,881	16,555	4,239	N/A	11/8/2012	5-40 years
Northrop Grumman	Office	OH	10,139		1,300	16,188	39	1,300	16,227	17,527	6,887	N/A	11/13/2012	5-40 years
Health Net	Office	CA	12,548		4,182	18,072	324	4,182	18,396	22,578	8,851	N/A	12/18/2012	5-40 years
Comcast	Office	CO	14,105	(5)	3,146	22,826	1,788	3,146	24,614	27,760	11,021	N/A	1/11/2013	5-40 years
500 Rivertech	Office	WA	—		3,000	9,000	6,784	3,000	15,784	18,784	5,535	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	28,221		2,800	47,752	1,285	2,800	49,037	51,837	13,537	N/A	5/1/2013	5-40 years
UTC	Office	NC	22,306		1,330	37,858	—	1,330	37,858	39,188	11,482	N/A	5/3/2013	5-40 years
Avnet	Industrial	AZ	18,644		1,860	31,481	47	1,860	31,528	33,388	8,068	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	39,000	(5)	8,600	48,102	133	8,600	48,235	56,835	14,678	N/A	6/20/2013	5-40 years
Amazon - Arlington Heights	Industrial	IL	—		7,697	21,843	5,879	7,697	27,722	35,419	7,194	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	24,559		5,300	36,768	14,032	5,300	50,800	56,100	17,817	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—		3,672	23,230	—	3,672	23,230	26,902	5,916	N/A	10/29/2013	5-40 years
2500 Windy Ridge	Office	GA	—		5,000	50,227	17,864	5,000	68,091	73,091	17,417	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—		5,050	51,396	132	5,050	51,529	56,579	12,746	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—		4,241	23,414	6,114	4,241	29,528	33,769	10,079	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—		1,177	22,323	3,725	1,177	26,047	27,224	6,016	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—		850	8,892	175	850	9,067	9,917	3,016	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—		5,500	39,000	978	5,500	39,978	45,478	11,296	N/A	11/5/2013	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2020						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Sterling Commerce Center	Office	OH	—		4,750	32,769	5,400	4,750	38,170	42,920	13,049	N/A	11/5/2013	5-40 years
Aetna (Arlington)	Office	TX	36,199	(5)	3,000	12,330	663	3,000	12,994	15,994	4,843	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—		1,950	46,922	377	1,950	47,299	49,249	15,805	N/A	11/5/2013	5-40 years
Roush Industries	Office	MI	—		875	11,375	2,492	875	13,867	14,742	3,937	N/A	11/5/2013	5-40 years
Parkland Center	Office	WI	—		3,100	26,348	11,040	3,100	37,387	40,487	17,841	N/A	11/5/2013	5-40 years
1200 Morris	Office	PA	—		2,925	18,935	2,708	2,925	21,643	24,568	8,235	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—		2,920	23,510	8,969	2,920	32,478	35,398	8,865	N/A	11/5/2013	5-40 years
Intermec (Northpointe Corporate Center II)	Office	WA	—		1,109	6,066	4,576	1,109	10,642	11,751	3,831	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	39,650	(5)	2,292	16,930	2,324	2,292	19,254	21,546	5,486	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—		2,750	17,106	816	2,750	17,923	20,673	6,400	N/A	12/27/2013	5-40 years
2200 Channahon Road	Industrial	IL	—		6,000	46,511	(24,957)	2,066	25,488	27,554	14,718	N/A		5-40 years
Digital Globe	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	22,299	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—		—	16,515	82	—	16,597	16,597	5,390	N/A	1/16/2014	5-40 years
Wyndham Worldwide	Office	NJ	—		6,200	91,153	2,494	6,200	93,647	99,847	19,388	N/A	4/23/2014	5-40 years
ACE Hardware Corporation HQ	Office	IL	22,750	(5)	6,900	33,945	—	6,900	33,945	40,845	8,693	N/A	4/24/2014	5-40 years
Equifax	Office	MO	—		1,850	12,709	578	1,850	13,287	15,137	4,624	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—		15,000	45,893	5,408	15,000	51,300	66,300	19,104	N/A	5/22/2014	5-40 years
Circle Star	Office	CA	—		22,789	68,950	4,704	22,789	73,654	96,443	24,810	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—		2,230	31,062	819	2,230	31,881	34,111	8,614	N/A	6/19/2014	5-40 years
Parallon	Office	FL	6,971		1,000	16,772	—	1,000	16,772	17,772	4,519	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	—		10,554	35,817	1,474	10,554	37,292	47,846	10,947	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	266	2,200	13,022	15,222	3,920	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,777	18,489	746	4,777	19,235	24,012	2,928	N/A	11/7/2014	5-40 years
Wells Fargo (Charlotte)	Office	NC	26,975	(5)	2,150	40,806	46	2,150	40,852	43,002	9,743	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—		4,400	61,681	—	4,400	61,681	66,081	15,656	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—		3,209	75,937	—	3,209	75,937	79,146	16,145	N/A	4/1/2015	5-40 years
2275 Cabot Drive	Office	IL	—		2,788	16,200	(10,796)	373	7,818	8,191	6,504	N/A	6/10/2015	5-40 years
Franklin Center	Office	MD	—		6,989	46,875	1,436	6,989	48,311	55,300	9,780	N/A	6/10/2015	5-40 years
4650 Lakehurst Court	Office	OH	—		2,943	22,651	808	2,943	23,459	26,402	8,308	N/A	6/10/2015	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2020						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Miramar	Office	FL	—		4,488	19,979	2,233	4,488	22,212	26,700	5,145	N/A	6/10/2015	5-40 years
Royal Ridge V	Office	TX	21,385	(5)	1,842	22,052	3,667	1,842	25,719	27,561	5,507	N/A	6/10/2015	5-40 years
Duke Bridges	Office	TX	27,475	(5)	8,239	51,395	7,867	8,239	59,263	67,502	11,167	N/A	6/10/2015	5-40 years
Houston Westway II	Office	TX	—		3,961	78,668	1,461	3,961	80,129	84,090	19,740	N/A	6/10/2015	5-40 years
Houston Westway I	Office	TX	—		6,540	30,703	(2,647)	2,668	16,175	18,843	6,425	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	69,461	(5)	8,382	96,718	957	8,382	97,675	106,057	31,017	N/A		5-40 years
South Lake at Dulles	Office	VA	—		9,666	74,098	26,501	9,666	100,599	110,265	18,592	N/A	6/10/2015	5-40 years
Four Parkway	Office	IL	—		4,339	37,298	4,228	4,339	41,526	45,865	11,510	N/A	6/10/2015	5-40 years
Highway 94	Industrial	MO	14,689		5,637	25,280	—	5,637	25,280	30,917	6,306	N/A	11/6/2015	5-40 years
Heritage III	Office	TX	—		1,955	15,540	5,436	1,955	20,976	22,931	3,788	N/A	12/11/2015	5-40 years
Heritage IV	Office	TX	—		2,330	26,376	4,744	2,330	31,120	33,450	6,209	N/A	12/11/2015	5-40 years
Samsonite	Industrial	FL	20,165		5,040	42,490	11	5,040	42,501	47,541	7,711	N/A	12/11/2015	5-40 years
Restoration Hardware	Industrial	CA	78,000	(5)	15,463	36,613	37,693	15,463	74,305	89,768	18,432	N/A	1/14/2016	5-40 years
HealthSpring	Office	TN	20,208		8,126	31,447	43	8,126	31,490	39,616	6,971	N/A	4/27/2016	5-40 years
LPL	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	7,821	N/A	11/30/2017	5-40 years
LPL	Office	SC	—		1,274	41,509	—	1,273	41,509	42,782	3,760	N/A	11/30/2017	5-40 years
Quaker	Industrial	FL	—		5,433	55,341	—	5,433	55,341	60,774	4,760	N/A	3/13/2018	5-40 years
McKesson	Office	AZ	—		312	69,760	—	312	69,760	70,072	9,879	N/A	4/10/2018	5-40 years
Shaw Industries	Industrial	GA	—		5,465	57,116	—	5,465	57,116	62,581	4,737	N/A	5/3/2018	5-40 years
GEAR Entities	Land	WA	—		1,584	—	—	1,584	—	1,584	—	N/A	3/17/2016	N/A
Owens Corning	Industrial	NC	3,295		867	4,418	901	867	5,319	6,186	500	N/A	5/1/2019	5-40 years
Westgate II	Office	TX	34,152		7,716	48,422	870	7,716	49,292	57,008	5,047	N/A	5/1/2019	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	6,061		1,246	9,626	498	1,246	10,125	11,371	972	N/A	5/1/2019	5-40 years
American Express Center	Office	AZ	54,823		10,595	82,098	3,109	10,595	85,207	95,802	9,882	-	5/1/2019	5-40 years
MGM Corporate Center	Office	NV	18,154		4,546	25,825	1,223	4,546	27,049	31,595	2,823	-	5/1/2019	5-40 years
American Showa	Industrial	OH	10,306		1,214	16,538	2,427	1,214	18,965	20,179	1,588	N/A	5/1/2019	5-40 years
Huntington Ingalls	Industrial	VA	—		6,213	29,219	2,670	6,213	31,889	38,102	2,712	-	5/1/2019	5-40 years
Wyndham	Office	NJ	—		9,677	71,316	1,742	9,677	73,058	82,735	5,678	N/A	5/1/2019	5-40 years
Exel	Industrial	OH	—		978	14,137	2,568	978	16,705	17,683	1,941	N/A	5/1/2019	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2020						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Rapiscan Systems	Office	MA	—		2,006	10,270	484	2,006	10,755	12,761	1,013	N/A	5/1/2019	5-40 years
Aetna	Office	AZ	—		2,332	18,486	1,598	2,332	20,084	22,416	2,003	N/A	5/1/2019	5-40 years
Atlas Copco	Office	MI	—		1,156	18,297	1,505	1,156	19,802	20,958	1,729	N/A	5/1/2019	5-40 years
Toshiba TEC	Office	NC	—		1,916	36,374	2,423	1,916	38,796	40,712	3,246	N/A	5/1/2019	5-40 years
NETGEAR	Office	CA	—		22,600	28,859	1,700	22,600	30,559	53,159	3,799	N/A	5/1/2019	5-40 years
Nike	Office	OR	—		8,186	41,184	2,164	8,187	43,347	51,534	5,512	-	5/1/2019	5-40 years
Zebra Technologies	Office	IL	—		5,927	58,688	1,255	5,927	59,943	65,870	6,168	N/A	5/1/2019	5-40 years
WABCO	Industrial	SC	—		1,226	13,902	839	1,226	14,741	15,967	860	N/A	5/1/2019	5-40 years
IGT	Office	NV	45,300	(7)	5,673	67,610	2,021	5,673	69,631	75,304	4,501	-	5/1/2019	5-40 years
3M	Industrial	IL	43,600	(7)	5,802	75,758	6,391	5,802	82,148	87,950	4,388	N/A	5/1/2019	5-40 years
Amazon - Etna	Industrial	OH	61,500	(7)	4,773	95,475	11,546	4,773	107,021	111,794	6,799	N/A	5/1/2019	5-40 years
Zoetis	Office	NJ	—		3,718	44,082	735	3,718	44,817	48,535	3,268	N/A	5/1/2019	5-40 years
Southern Company	Office	AL	99,600	(7)	7,794	157,724	1,457	7,794	159,181	166,975	7,615	N/A	5/1/2019	38 years
Allstate	Office	CO	—		3,109	13,096	553	3,109	13,649	16,758	1,214	N/A	5/1/2019	5-40 years
MISO	Office	IN	—		3,725	25,848	971	3,725	26,820	30,545	2,074	N/A	5/1/2019	5-40 years
McKesson II	Office	AZ	—		—	36,959	4,681	—	41,640	41,640	2,794	N/A	9/20/2019	5-40 years
Pepsi Bottling Ventures	Industrial	NC	18,590		3,407	31,783	954	3,407	32,734	36,141	1,033	N/A	2/5/2020	5-40 years
Others (6)					—	—	95	—	95	95	26
Total all properties (4)			$1,029,093		$455,895	$3,616,395	$253,765	$445,674	$3,864,628	$4,310,302	$817,773

(1)Building and improvements include tenant origination and absorption costs.
(2)Consists of capital expenditure, real estate development costs, and impairment charges.
(3)Amount does not include the net loan valuation discount of $0.6 million related to the debt assumed in the Highway 94, Samsonite and HealthSpring property acquisitions, as well as Owens Corning, Westgate II, AOPC, IPC/TRWC (AMEX), MGM, American Showa, BAML and Pepsi Bottling Ventures.
(4)As of December 31, 2020, the aggregate cost of real estate the Company and consolidated subsidiaries owned for federal income tax purposes was approximately $4.1 billion (unaudited).
(5)The BOA Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.
(6)Represents furniture & fixtures for the Company's office in Chicago.
(7)The BOA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.

	Activity for the Year Ended December 31,
	2020	2019	2018
Real estate facilities
Balance at beginning of year	$4,278,433	$3,073,364	$2,869,328
Acquisitions	36,144	1,305,998	193,430
Construction costs and improvements	72,306	51,440	26,883
Impairment provision	(23,472)	(30,734)	—
Sale of real estate assets	(53,109)	(121,635)	(16,277)
Balance at end of year	$4,310,302	$4,278,433	$3,073,364

Accumulated depreciation
Balance at beginning of year	$668,104	$538,412	$426,752
Depreciation and amortization expense	161,056	153,425	119,168
Less: Non-real estate assets depreciation expense	(4,619)	(7,769)	(3,584)
Less: Sale of real estate assets depreciation expense	(6,768)	(15,964)	(3,924)
Balance at end of year	$817,773	$668,104	$538,412
Real estate facilities, net	$3,492,529	$3,610,329	$2,534,952