Form 10-Q
period 2021-03-31
Griffin Capital Essential Asset REIT, Inc.
filed 2021-05-07
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

As of May 5, 2021, there were 562,050 shares of Class T common stock, 1,800 shares of Class S common stock, 41,600 shares of Class D common stock, 1,905,375 shares of Class I common stock, 24,484,216 shares of Class A common stock, 47,566,378 shares of Class AA common stock, 922,838 shares of Class AAA common stock, and 248,951,930 shares of Class E common stock of Griffin Capital Essential Asset REIT, Inc. outstanding.

FORM 10-Q
GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Griffin Capital Essential Asset REIT, Inc. (“GCEAR”, "we", "our", and "us"), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate and with respect to occupancy rates, rent deferrals and the financial condition of GCEAR’s tenants; general financial and economic conditions; statements about the benefits of the CCIT II Merger (as defined below) and statements that address operating performance, events or developments that GCEAR expects or anticipates will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings in the CCIT II Merger, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the CCIT II Merger to customers, employees, stockholders and other constituents of the combined company, the integration of GCEAR and CCIT II (as defined below), cost savings related to CCIT II Merger and other non-historical statements; risks related to the disruption of management’s attention from ongoing business operations due to the CCIT II Merger; our net asset value ("NAV") per share; the availability of suitable investment or disposition opportunities; our use of leverage; changes in interest rates; the availability and terms of financing; market conditions; legislative and regulatory changes that could adversely affect the business of GCEAR; our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry, and other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, military actions, and terrorist attacks, epidemics and pandemics, including the outbreak of COVID-19 and its impact on the operations and financial condition of us and the real estate industries in which we operate.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Quarterly Report and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K. Readers of this Quarterly Report on Form 10-Q should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

Available Information

Our company website address is www.gcear.com. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the “News and Filings” subpage of our website, which is accessible by clicking on the tab labeled “News and Filings” on our website home page. In addition, we make available on the “SEC Filings” subpage of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors (the "Board") are also available on the “Corporate Governance” subpage of our website. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$104,628	$168,954
Restricted cash	27,315	34,352
Real estate:
Land	586,395	445,674
Building and improvements	4,102,883	3,112,253
Tenant origination and absorption cost	888,291	740,489
Construction in progress	17,404	11,886
Total real estate	5,594,973	4,310,302
Less: accumulated depreciation and amortization	(854,207)	(817,773)
Total real estate, net	4,740,766	3,492,529
Investments in unconsolidated entities	—	34
Intangible assets, net	47,299	10,035
Deferred rent receivable	98,567	98,116
Deferred leasing costs, net	44,504	45,966
Goodwill	229,948	229,948
Due from affiliates	1,416	1,411
Right of use asset	40,522	39,935
Other assets	31,094	30,570
Total assets	$5,366,059	$4,151,850
LIABILITIES AND EQUITY
Debt, net	$2,538,547	$2,140,427
Restricted reserves	12,131	12,071
Interest rate swap liability	37,559	53,975
Redemptions payable	6,910	5,345
Distributions payable	12,256	9,430
Due to affiliates	3,116	3,272
Intangible liabilities, net	35,949	27,333
Lease liability	50,432	45,646
Accrued expenses and other liabilities	102,910	114,434
Total liabilities	2,799,810	2,411,933
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	256	2,038
Noncontrolling interests subject to redemption; 556,099 units as of March 31, 2021 and December 31, 2020, respectively	4,640	4,610
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 323,881,102 and 230,320,668 shares outstanding in the aggregate as of March 31, 2021 and December 31, 2020(1)	324	230
Additional paid-in capital	2,945,517	2,103,028
Cumulative distributions	(836,711)	(813,892)
Accumulated earnings	135,530	140,354
Accumulated other comprehensive loss	(33,302)	(48,001)
Total stockholders’ equity	2,211,358	1,381,719
Noncontrolling interests	224,995	226,550
Total equity	2,436,353	1,608,269
Total liabilities and equity	$5,366,059	$4,151,850
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of March 31, 2021.
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenue:
Rental income	$101,355	$95,728
Expenses:
Property operating expense	14,445	14,971
Property tax expense	9,679	9,548
Property management fees to non-affiliates	981	909
General and administrative expenses	9,469	7,665
Corporate operating expenses to affiliates	625	625
Impairment provision	4,242	—
Depreciation and amortization	44,338	41,148
Total expenses	83,779	74,866
Income before other income and (expenses)	17,576	20,862
Other income (expenses):
Interest expense	(20,685)	(19,961)
Other income, net	116	2,700
Gain (Loss) from investment in unconsolidated entities	8	(627)
Loss from disposition of assets	(6)	—
Net (loss) income	(2,991)	2,974
Distributions to redeemable preferred shareholders	(2,359)	(2,047)
Net loss (income) attributable to noncontrolling interests	569	(111)
Net (loss) income attributable to controlling interest	(4,781)	816
Distributions to redeemable noncontrolling interests attributable to common stockholders	(43)	(79)
Net (loss) income attributable to common stockholders	$(4,824)	$737
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.02)	$—
Weighted average number of common shares outstanding, basic and diluted	263,046,014	229,810,621
Cash distributions declared per common share	$0.09	$0.14
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(2,991)	$2,974
Other comprehensive loss:
Change in fair value of swap agreements	16,447	(30,826)
Total comprehensive income (loss)	13,456	(27,852)
Distributions to redeemable preferred shareholders	(2,359)	(2,047)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(43)	(79)
Comprehensive (income) loss attributable to noncontrolling interests	(1,179)	3,596
Comprehensive income (loss) attributable to common stockholders	$9,875	$(26,382)
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	17,836	—	984	—	—	—	984	—	984
Cash distributions to common stockholders	—	—	—	(23,627)	—	—	(23,627)	—	(23,627)
Issuance of shares for distribution reinvestment plan	1,297,656	1	12,116	(7,962)	—	—	4,155	—	4,155
Repurchase of common stock	(548,312)	—	(5,110)	—	—	—	(5,110)	—	(5,110)
Reclass of common stock subject to redemption	—	—	(85,180)	—	—	—	(85,180)	—	(85,180)
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	802	802
Issuance of stock dividends	617,327	1	5,766	(5,748)	—	—	19	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,069)	(5,069)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(604)	—	—	—	(604)	—	(604)
Net income	—	—	—	—	737	—	737	111	848
Other comprehensive loss	—	—	—	—	—	(27,118)	(27,118)	(3,708)	(30,826)
Balance as of March 31, 2020	229,671,555	$230	$1,992,717	$(753,129)	$154,049	$(48,993)	$1,344,874	$237,165	$1,582,039

Balance as of December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Deferred equity compensation	170,302	—	3,133	—	—	—	3,133	—	3,133
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(99,298)	—	(891)	—	—	—	(891)	—	(891)
Cash distributions to common stockholders	—	—	—	(15,653)	—	—	(15,653)	—	(15,653)
Issuance of shares for distribution reinvestment plan	804,027	2	7,174	(7,166)	—	—	10	—	10
Repurchase of common stock	(772,265)	(1)	(6,919)	—	—	—	(6,920)	—	(6,920)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	1,781	—	—	—	1,781	—	1,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(5)	(5)
Offering costs	—	—	(11)	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(4,824)	—	(4,824)	(569)	(5,393)
Other comprehensive income	—	—	—	—	—	14,699	14,699	1,748	16,447
Balance as of March 31, 2021	323,881,102	$324	$2,945,517	$(836,711)	$135,530	$(33,302)	$2,211,358	$224,995	$2,436,353
See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net (loss) income	$(2,991)	$2,974
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	26,546	22,673
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	17,919	18,475
Amortization of below market leases, net	650	(763)
Amortization of deferred financing costs and debt premium	880	632
Amortization of swap interest	31	32
Deferred rent	(451)	(3,761)
Deferred rent, ground lease	516	510
Loss from sale of depreciable operating property	6	—
Gain on fair value of earn-out	—	(2,581)
(Income) loss from investment in unconsolidated entities	(8)	627
Loss from investments	134	136
Impairment provision	4,242	—
Stock-based compensation	1,713	984
Change in operating assets and liabilities:
Deferred leasing costs and other assets	426	(4,010)
Restricted reserves	123	190
Accrued expenses and other liabilities	(12,833)	4,364
Due to affiliates, net	(162)	(928)
Net cash provided by operating activities	36,741	39,554
Investing Activities:
Cash paid in connection with CCIT II Merger, net of cash assumed	(36,746)	—
Acquisition of properties, net	—	(16,584)
Proceeds from disposition of properties	1,676	—
Real estate acquisition deposits	—	1,047
Restricted reserves	(64)	(330)
Payments for construction in progress	(30,489)	(12,587)
Distributions of capital from investment in unconsolidated entities	41	2,151
Purchase of investments	(82)	(810)
Net cash used in investing activities	(65,664)	(27,113)
Financing Activities:
Principal payoff of indebtedness - CCIT II Credit Facility	(415,500)	—
Proceeds from borrowings - KeyBank Loans	400,000	90,000
Repurchase of common shares to satisfy employee tax withholding requirements	(891)	—
Principal amortization payments on secured indebtedness	(2,418)	(1,722)
Deferred financing costs	(342)	—
Offering costs	(11)	(303)
Repurchase of common stock	(5,356)	(96,520)
Issuance of common stock, net of discounts and underwriting costs	—	4,699
Distributions to noncontrolling interests	(2,743)	(4,362)
Distributions to preferred units subject to redemption	(2,359)	(2,047)

	Three Months Ended March 31,
	2021	2020

Distributions to common stockholders	(12,820)	(19,853)
Net cash used in financing activities	(42,440)	(30,108)
Net increase (decrease) in cash, cash equivalents and restricted cash	(71,363)	(17,667)
Cash, cash equivalents and restricted cash at the beginning of the period	203,306	113,260
Cash, cash equivalents and restricted cash at the end of the period	$131,943	$95,593

Supplemental Disclosures of Cash Flow Information:
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase (decrease) in fair value swap agreement	$16,447	$(30,826)
Accrued tenant obligations	$11,303	$—
Distributions payable to common stockholders	$9,688	$12,692
Distributions payable to noncontrolling interests	$946	$1,753
Common stock issued pursuant to the distribution reinvestment plan	$7,175	$12,117
Common stock redemptions funded subsequent to period-end	$(6,910)	$5,238
Issuance of stock dividends	$—	$5,747
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium	$—	$18,884
Net assets acquired in Merger in exchange for common shares	$838,315	$—
Payable for construction in progress	$3,570	$15,919
Capitalized transaction costs accrued	$2,036	$—
Capitalized transaction costs transfers to real estate	$2,130	$—
Assumption of debt through the CCIT II Merger	$415,500	$—

See accompanying notes.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization
Griffin Capital Essential Asset REIT, Inc. (“GCEAR” or the “Company”) is an internally managed, publicly registered non-traded real estate investment trust ("REIT") that owns and operates a geographically diversified portfolio of corporate office and industrial properties that are primarily net-leased. GCEAR’s year-end date is December 31.
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
On March 1, 2021, the Company completed its previously announced acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock was converted into the right to receive 1.392 shares of the Company's Class E common stock.
The GCEAR Operating Partnership owns, directly or indirectly, all of the properties that the Company has acquired. As of March 31, 2021, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GCEAR Operating Partnership ("GCEAR OP Units"), (ii), the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GCEAR Operating Partnership, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Board, Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GCEAR OP Units are owned by unaffiliated third parties. The GCEAR Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GCEAR Operating Partnership.
As of March 31, 2021, the Company had issued 285,399,745 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, dividend reinvestment plan ("DRP") offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 323,881,102 shares of common stock outstanding as of March 31, 2021, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of March 31, 2021 and December 31, 2020, the Company had issued approximately $325.4 million and $318.2 million in shares pursuant to the DRP, respectively. As of March 31, 2021, 30,407 shares subject to the Company's quarterly cap on aggregate redemptions were classified on the consolidated balance sheet as common stock subject to redemption.
2. Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC").
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of March 31, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code ("Code"). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2021, the Company satisfied the REIT requirements and distributed all of its taxable income.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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
3. Real Estate
As of March 31, 2021, the Company’s real estate portfolio consisted of 123 properties (including one land parcel held for future development), in 26 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $5.4 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the three months ended March 31, 2021 was $26.5 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the three months ended March 31, 2021 was $17.8 million.
2021 Acquisition
CCIT II Merger
The CCIT II Merger was accounted for as an asset acquisition under ASC 805, with the Company treated as the accounting acquirer. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 350, Intangibles. Based on an evaluation of the relevant factors and the guidance in ASC 805 requiring significant management judgment, the entity considered the acquirer for accounting purposes is also the legal acquirer. In order to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the board of directors, management composition, existence of a premium as it applies to the exchange ratio, relative size, transaction initiation, operational structure, relative composition of employees, surviving brand and name, and other factors. The strongest factor identified was the relative size of the Company as compared to CCIT II. Based on financial measures, the Company was a significantly larger entity than CCIT II and its stockholders hold the majority of the voting shares of the Company.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of CCIT II as of the effective time of the CCIT II Merger was recorded at their respective relative fair values and added to those of the Company. Transaction costs incurred by the Company were capitalized in the period in which the costs were incurred and services were received. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 805.
Upon the effective time of the CCIT II Merger on March 1, 2021, each of CCIT II's 67.1 million issued and outstanding shares of common stock were converted into the right to receive 1.392 newly issued shares of the Class E common stock of the Company (approximately 93.5 million shares). Total consideration transferred is calculated as such:

As of March 1, 2021
CCIT II's common stock shares prior to conversion	67,139,129
Exchange ratio	1.392
Implied GCEAR common stock issued as consideration	93,457,668
GCEAR's Class E NAV per share in effect at March 1, 2021	$8.97
Total consideration	$838,315
The following table summarizes the final purchase price allocation based on a valuation report prepared by the Company's third-party valuation specialist that was subject to management's review and approval:

March 1, 2021
Assets:
Cash assumed	$2,721
Land	141,892
Building and improvements	992,779
Tenant origination and absorption cost	152,793
In-place lease valuation (above market)	11,591
Intangibles	27,788
Other assets	3,522
Total assets	$1,333,086
Liabilities:
Debt	$415,926
In-place lease valuation (below market)	10,026
Lease liability	4,616
Accounts payable and other liabilities	20,604
Total liabilities	451,172
Fair value of net assets acquired	881,914
Less: GCEAR's CCIT II Merger expenses	43,599
Fair value of net assets acquired, less GCEAR's CCIT II Merger expenses	$838,315

Merger-Related Expenses
In connection with the CCIT II Merger, the Company incurred various transaction and administrative costs. These costs included advisory fees, legal, tax, accounting, valuation fees, and other costs. These costs were capitalized as a component of the cost of the assets acquired.
The following is a breakdown of the Company's costs incurred during 2020 and three months ended March 31, 2021 related to the CCIT II Merger:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Amount
Termination fee of the CCIT II advisory agreement	$28,439
Advisory and valuation fees	4,699
Legal, accounting and tax fees	5,115
Other fees	5,346
Total CCIT II Merger-related fees	$43,599
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the properties acquired during the three months ended March 31, 2021, the Company used a discount rate range of 5.75% to 8.75%.
In determining the fair value of intangible lease assets or liabilities, the Company also considers Level 3 inputs. Acquired above and below-market leases are valued based on the present value of the difference between prevailing market rates and the in-place rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases, if applicable. The estimated fair value of acquired in-place at-market tenant leases are the costs that would have been incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimates include the value associated with leasing commissions, legal and other costs, as well as the estimated period necessary to lease such properties that would be incurred to lease the property to its occupancy level at the time of its acquisition. Acquisition costs associated with asset acquisitions are capitalized during the period they are incurred.
The following table summarizes the purchase price allocation of the properties acquired during the three months ended March 31, 2021:

Acquisition	Land		Building	Improvements	Tenant origination and absorption costs	Other Intangibles	In-place lease valuation - above/(below) market	Financing Leases	Total (1)
CCIT II Properties	$141,892	(2)	$958,166	$34,613	$152,793	$27,788	$1,565	$(3,681)	$1,313,136
(1)The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)Approximately $5.6 million includes land allocation related to the Company's finance leases.
Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles for the three months ended March 31, 2021 and December 31, 2020:

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	March 31, 2021	December 31, 2020
In-place lease valuation (above market)	$54,545	$43,576
In-place lease valuation (above market) - accumulated amortization	(36,963)	(35,604)
In-place lease valuation (above market), net	$17,582	$7,972

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(198)	(191)
Ground leasehold interest (below market), net	2,056	2,063
Intangibles - other	32,028	4,240
Intangibles - other - accumulated amortization	(4,367)	(4,240)
Intangible assets, net	$47,299	$10,035

In-place lease valuation (below market)	$(77,862)	$(68,334)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(387)	—
In-place lease valuation & land leasehold interest - accumulated amortization	45,372	44,073
Intangible liabilities, net	$(35,949)	$(27,333)

Tenant origination and absorption cost	$888,291	$740,489
Tenant origination and absorption cost - accumulated amortization	(423,868)	(412,462)
Tenant origination and absorption cost, net	$464,423	$328,027
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of March 31, 2021 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
2021	$(1,464)	$61,186	$(218)	$1,125	$4,702
2022	$(2,339)	$76,904	$(290)	$1,495	$5,769
2023	$(2,845)	$69,849	$(290)	$1,495	$5,637
2024	$(1,803)	$54,791	$(291)	$1,499	$5,412
2025	$(1,331)	$43,007	$(290)	$1,495	$5,386
2026	$(1,156)	$38,348	$(290)	$1,495	$4,761
Assets Held for Sale
As of March 31, 2021, the 2200 Channahon Road property located in Joliet, Illinois met the criteria for classification as held for sale.
The following summary presents the major components of assets and liabilities related to the real estate held for sale as of March 31, 2021:

Balance as of March 31, 2021
Land	$1,710
Building	15,043
Building improvements	493
Total real estate	17,246
Less: Accumulated Depreciation	(6,194)
Total real estate, net	$11,052
Accrued Expenses and other liabilities	$964
Total liabilities	$964

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Impairments
2200 Channahon Road and Houston Westway I
During the three months ended March 31, 2021, in connection with the preparation and review of the Company's financial statements, the Company recorded an impairment provision of approximately $4.2 million as it was determined that the carrying value of the real estate would not be recoverable on two properties. This impairment resulted from change in expected hold period and selling price. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
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

	Balance as of
	March 31, 2021	December 31, 2020
Cash reserves	$15,545	$20,385
Restricted lockbox	11,770	13,967
Total	$27,315	$34,352
4. Investments in Unconsolidated Entities
The interests discussed below are deemed to be variable interests in variable interest entities ("VIEs") and, based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investments, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIEs is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its carrying value in the investments.
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
On July 17, 2019, Heritage Commons X sold the Heritage Commons Property. On March 16, 2021, the Company received the final distribution of approximately $.03 million.
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
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
In September 2014, the joint venture entered into a secured term loan (the "Digital Loan") in the amount of approximately $102.0 million. The Digital Loan had an original maturity date of September 9, 2019 and included two extension options of 12 additional months each beyond the original maturity date. On March 29, 2019, the joint venture executed the first 12-month loan extension. Based on the executed extension, the new loan maturity date was September 9, 2020. The extension did not change the loan amount, rate or other substantive terms. The members were also required to issue a $10.2 million stand-by letter of credit, of which the Company's portion was $8.2 million.
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
In accordance with the terms of the Digital operating agreement, the Company holds a guaranteed minimum return such that the Digital managing member will pay an amount to the Company in order for the Company to receive a minimum 7% return on investment, subject to a cap on actual cash amounts distributed to the managing member. As part of the wind up of the joint venture, the Company has recorded a receivable from the Digital managing member of $4.1 million. The $4.1 million payment was received in April 2021 and the Company has written off its remaining investment in the venture. In April 2021, the lender sold the Digital Loan and concurrently, the Digital-GCEAR 1 (Ashburn) joint venture executed a deed in lieu thereby extinguishing any further obligations. The Company is not exposed to any future funding obligations and there are no other future losses expected to arise from this investment.

5. Debt
As of March 31, 2021 and December 31, 2020, the Company’s debt consisted of the following:

	March 31, 2021	December 31, 2020	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$20,073	$20,208	4.18%	April 2023	4.62%
Midland Mortgage Loan	97,619	98,155	3.94%	April 2023	4.13%
Emporia Partners Mortgage Loan	1,502	1,627	5.88%	September 2023	5.97%
Samsonite Loan	19,908	20,165	6.08%	September 2023	5.09%
Highway 94 Loan	14,453	14,689	3.75%	August 2024	4.80%
Pepsi Bottling Ventures Loan	18,496	18,587	3.69%	October 2024	3.92%
AIG Loan II	126,241	126,792	4.15%	November 2025	4.92%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	103,383	103,870	4.96%	February 2029	5.08%
Total Mortgage Debt	1,026,675	1,029,093
Revolving Credit Facility (3)	373,500	373,500	LIBO Rate + 1.60%	June 2023	1.84%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.55%	June 2023	1.76%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.55%	April 2024	1.75%
2025 Term Loan	400,000	—	LIBO Rate + 1.55%	December 2025	1.97%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.85%	April 2026	2.02%
Total Debt	2,550,175	2,152,593
Unamortized Deferred Financing Costs and Discounts, net	(11,628)	(12,166)
Total Debt, net	$2,538,547	$2,140,427
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of March 31, 2021 was 3.30% for both the Company’s fixed-rate and variable-rate debt combined and 3.96% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of March 31, 2021 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of March 31, 2021 (effective date) was 0.12%. The Revolving Credit Facility has an initial term of approximately one year, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 and the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association ("KeyBank") as administrative agent, and a syndicate of lenders, we, through the GCEAR Operating Partnership, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of March 31, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms as of December 31, 2020, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GCEAR Operating Partnership, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GCEAR Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%.
On March 1, 2021, the Company exercised its right to draw on the $400M 5-Year Term Loan 2025 to repay CCIT II's existing debt balance in connection with the CCIT II Merger.
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
March 31, 2021
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
•a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including GCEAR OP Units ), minus 75% of the amount of any payments used to redeem the Company's stock or GCEAR OP Units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in EA-1 in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H);
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GCEAR Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2021.

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
March 31, 2021
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
The following table sets forth a summary of the interest rate swaps at March 31, 2021 and December 31, 2020:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Liabilities:
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(216)	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(197)	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(201)	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(10,816)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(8,690)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(8,684)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(8,755)	(11,225)	100,000	100,000
Total				$(37,559)	$(53,975)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of March 31, 2021, derivatives in a liability position are included in the line item "Interest rate swap liability" in the consolidated balance sheets at fair value. The LIBO rate as of March 31, 2021 (effective date) was 0.12%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2021	2020
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(16,447)	$(30,869)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$16,416	$42
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$20,685	$19,961
During the twelve months subsequent to March 31, 2021, the Company estimates that an additional $13.8 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2021 and December 31, 2020, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $37.6 million and $54.0 million, respectively. As of March 31, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7. Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Prepaid tenant rent	$23,371	$20,780
Real estate taxes payable	12,545	15,380
Accrued tenant improvements	11,303	30,011
Interest payable	10,482	9,147
Deferred compensation	8,554	10,599
Property operating expense payable	6,268	8,473
Other liabilities	30,387	20,044
Total	$102,910	$114,434

8.    Fair Value Measurements

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2021 and the year ended December 31, 2020.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2021 and December 31, 2020:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2021
Interest Rate Swap Liability	$(37,559)	$—	$(37,559)	$—
Corporate Owned Life Insurance Asset	$4,609	$—	$4,609	$—
Mutual Funds Asset	$6,939	$6,939	$—	$—
Deferred Compensation Liability	$(8,554)	$—	$(8,554)	$—

December 31, 2020
Interest Rate Swap Liability	$(53,975)	$—	$(53,975)	$—
Corporate Owned Life Insurance Asset	$4,454	$—	$4,454	$—
Mutual Funds Asset	$6,643	$6,643	$—	$—
Deferred Compensation Liability	$(10,599)	$—	$(10,599)	$—

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate
For the three months ended March 31, 2021, in connection with the preparation and review of the Company's financial statements, the Company determined that two of the Company's properties were impaired based on expected hold period and selling price. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the three months ended March 31, 2021

	Range of Inputs or Inputs
Unobservable Inputs:	2200 Channahon Road	Houston Westway I
Expected selling price per square foot	$8.30	$72.90
Estimated hold period	Less than one year	Less than one year
Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2021 and December 31, 2020. The fair value of the ten mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	March 31, 2021		December 31, 2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$354,417	$375,000	$355,823	$375,000
BOA/KeyBank Loan	$262,283	$250,000	$263,454	$250,000
AIG Loan II	$120,491	$126,241	$121,011	$126,792
AIG Loan	$101,596	$103,383	$102,033	$103,870
Midland Mortgage Loan	$97,600	$97,619	$97,709	$98,155
Samsonite Loan	$20,603	$19,908	$21,030	$20,165
HealthSpring Mortgage Loan	$20,204	$20,073	$20,462	$20,208
Pepsi Bottling Ventures Loan	$18,767	$18,496	$18,942	$18,587
Highway 94 Loan	$14,148	$14,453	$14,447	$14,689
Emporia Partners Mortgage Loan	$1,526	$1,502	$1,654	$1,627
Total	$1,011,635	$1,026,675	$1,016,565	$1,029,093
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2021 and December 31, 2020. See Note 5, Debt, for details.
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
As of March 31, 2021, there were 560,462 shares of Class T common stock, 1,800 shares of Class S common stock, 41,396 shares of Class D common stock, 1,902,061 shares of Class I common stock, 24,415,356 shares of Class A common stock, 47,432,524 shares of Class AA common stock, 920,743 shares of Class AAA common stock, and 248,606,760 shares of Class E common stock outstanding.
Common Equity
As of March 31, 2021, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1 Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of March 31, 2021, there were 323,881,102 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
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
As of March 31, 2021, the Company had issued approximately $325.4 million in shares pursuant to the DRP offerings.
The following table summarizes the DRP offerings, by share class, as of March 31, 2021.

Share Class	Amount	Shares
Class A	$7,837	846,370
Class AA	15,474	1,670,921
Class AAA	234	25,328
Class D	15	1,614
Class E	301,312	31,186,771
Class I	348	37,271
Class S	—	12
Class T	133	14,286
Total	$325,353	33,782,573
As of March 31, 2021 and December 31, 2020, the Company had issued approximately $325.4 million and $318.2 million in shares pursuant to the DRP offerings, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Share Redemption Program (SRP)
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances. On August 8, 2019, the Board amended and restated its SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or received their shares from the Company (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of common stock such that the Company may redeem up to 5% of the aggregate NAV of each class of common stock; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.
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

The following table summarizes share redemption (excluding the self-tender offer) activity during the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
Shares of common stock redeemed	772,265	548,312
Weighted average price per share	$8.96	$9.32

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Since July 31, 2014 and through March 31, 2021, the Company had redeemed 26,844,716 shares (excluding the self-tender offer) of common stock for approximately $252.2 million at a weighted average price per share of $9.40 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. As described above, the SRP was partially reinstated, effective August 17, 2020, for redemptions sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, subject to a quarterly cap on aggregate redemptions equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. During the three months ended March 31, 2021, the Company received redemption requests (including those due to death, disability or incapacitation) for 771,109 shares of common stock that were all redeemed during the current quarter.
Issuance of Restricted Stock Units to Executive Officers and Employees
On May 1, 2019, the Company issued 1,009,415 restricted stock units ("RSUs") to the Company's officers under the Griffin Capital Essential Asset REIT, Inc. Employee and Director Long-Term Incentive Plan (as amended, the "LTIP"). Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock unit award agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the restricted stock unit award agreements. The shares of Class E common stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The fair value of grants issued was approximately $9.7 million. As of March 31, 2021, there was $3.9 million of unrecognized compensation expense remaining over two years.
On January 15, 2020, the Company issued 589,248 restricted stock units ("RSUs") to Company employees, including officers, under the Griffin Capital Essential Asset REIT, Inc. Employee and LTIP. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock award agreement. The remaining RSUs are scheduled to vest in equal, 25% installments on each of December 31, 2021, 2022 and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective restricted stock unit award agreement. The fair value of grants issued was approximately $5.5 million. Forfeitures on the Company's restricted stock units are recognized as they occur. As of March 31, 2021, there was $3.0 million of unrecognized compensation expense remaining over three years.

On January 22, 2021, the Company issued 1,071,347 RSUs to Company employees, including officers, under the LTIP. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective RSU agreement and 1/3 of the RSUs are scheduled to vest equally on each of December 31, 2021, 2022, and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU agreement. The fair value of grants issued was approximately $9.6 million. As of March 31, 2021, there was $7.7 million of unrecognized compensation expense remaining over three years.

On March 25, 2021, the Company issued 547,908 RSUs to Company employees, including officers, under the LTIP. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective RSU agreement and 1/4 of the RSUs are scheduled to vest equally on each of March 25, 2022, 2023, 2024, and 2025, provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU agreement. The fair value of grants issued was approximately $4.9 million.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
On March 1, 2021, the Company issued 3,901 shares of restricted stock as an initial equity grant to each of the three former directors of CCIT II who were appointed to the Board in connection with the CCIT II Merger. The shares of restricted stock vested fully upon issuance.
Total compensation expense for the three months ended March 31, 2021 and 2020 was approximately $1.7 million and $1.0 million, respectively.

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2019	757,061
Granted	589,248	$9.35
Forfeited	(3,744)	$9.35
Vested	(398,729)	$9.48
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(98,323)	$9.13
Vested(1)	(158,599)	$9.22
Balance at March 31, 2021	2,306,169
(1) Total shares vested include 83,027 shares of common stock that were tendered by employees during the three months ended March 31, 2021 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.
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
As of March 31, 2021, noncontrolling interests were approximately 9.00% of total shares and 10.63% of weighted average shares outstanding (both measures assuming GCEAR OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GCEAR Operating Partnership, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

As of March 31, 2021, the limited partners of the GCEAR Operating Partnership owned approximately 31.8 million GCEAR OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Comp, and in connection with the self-administration transaction and other services. Approximately 20.4 million GCEAR OP Units issued to affiliates had a mandatory hold period until December 2020 and had no voting rights until the units convert to common shares. In addition, 0.2 million GCEAR OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GCEAR OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GCEAR OP Units in the respective transaction.
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

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2021 and year ended December 31, 2020:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning balance	$226,550	$245,040
Reclass of noncontrolling interest subject to redemption	(31)	224
Repurchase of noncontrolling interest	—	(1,137)
Issuance of stock dividend for noncontrolling interest	—	1,068
Distributions to noncontrolling interests	(2,698)	(13,306)
Allocated distributions to noncontrolling interests subject to redemption	(5)	(29)
Net (loss) income	(569)	(1,732)
Other comprehensive loss	1,748	(3,578)
Ending balance	$224,995	$226,550

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

11. Related Party Transactions
Summarized below are the related party costs incurred by the Company for the three months ended March 31, 2021 and 2020, respectively, and any related amounts receivable and payable as of March 31, 2021 and December 31, 2020:

	Incurred for the Three Months Ended		Receivable as of
	March 31,		March 31,	December 31,
	2021	2020	2021	2020
Assets Assumed through the Self-Administration Transaction
Other fees	$—	$—	$294	$293
Due from GCC
Reimbursable Expense Allocation	—	16	4	4
Payroll/Expense Allocation	5	99	1,119	1,114
Total	$5	$115	$1,417	$1,411

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2021	2020	2021	2020
Expensed
Costs advanced by the advisor	$501	$627	$1,135	$1,085
Consulting fee - shared services	625	625	758	695
Assumed through Self- Administration Transaction/Mergers
Earn-out	—	—	262	262
Stockholder Servicing Fee	—	—	223	494
Other
Distributions	2,142	4,009	739	736
Total	$3,268	$5,261	$3,117	$3,272
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
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company requires payment to the dealer manager of a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month.
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
Administrative Services Agreement
In connection with the EA Mergers, the Company assumed, as the successor of EA-1 and the EA-1 Operating Partnership, an Administrative Services Agreement (the "Administrative Services Agreement"), pursuant to which GCC and GC LLC continue to provide office space and certain operational and administrative services at cost to the GCEAR Operating Partnership, Griffin Capital Essential Asset TRS, Inc., and GRECO, which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, customer service, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until the Company elects to provide such space and/or services for itself or through another provider, which amount is initially $0.2 million per month, based on an approved budget. Such costs are reconciled quarterly and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
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
The Company recognized $83.9 million and $76.8 million of lease income related to operating lease payments for the three months ended March 31, 2021 and 2020, respectively.
The Company's current leases have expirations ranging from 2021 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2021:

As of March 31, 2021
2021	$284,016
2022	378,130
2023	363,061
2024	320,060
2025	276,935
Thereafter	1,217,708
Total	$2,839,910
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2021, the Company had four ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately four years and no option to renew.
The Company incurred operating lease costs of approximately $0.9 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.4 million and $0.4 million for three months ended March 31, 2021 and 2020, respectively.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the weighted-average for the lease term and the discount rate as of March 31, 2021:

Lease Term and Discount Rate	As of March 31, 2021
Weighted-average remaining lease term in years.	74.2
Weighted-average discount rate (1)	4.82%
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
Maturities of lease liabilities as of March 31, 2021 were as follows:

	As of March 31, 2021
	Operating	Financing
2021	$1,265	$345
2022	1,730	350
2023	1,795	355
2024	1,830	360
2025	1,782	370
2026	1,716	375
Thereafter	284,449	3,820
Total undiscounted lease payments	294,567	5,975
Less: imputed interest	(247,824)	(2,286)
Total lease liabilities	$46,743	$3,689

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
14.    Declaration of Distributions
On December 17, 2020, January 26, 2021 and February 25, 2021, the Board declared cash distributions in the amount of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of such classes as of the close of each business day of the period from January 1, 2021 through January 31, 2021, February 1, 2021 through February 28, 2021, and March 1, 2021 through March 31, 2021, respectively. The Company paid such January, February and March distributions to each stockholder of record on February 1, 2021, March 1, 2021, and April 1, 2021, respectively, as determined by the Company’s Chief Executive Officer.

On March 25, 2021, the Board (i) approved the declaration of distributions on a quarterly basis, as opposed to monthly, beginning with distributions for the period commencing on April 1, 2021 and ending on June 30, 2021; and (ii) declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on April 1, 2021 and ending on June 30, 2021. The Company intends to pay distributions for said period to each stockholder of record at such time after the end of each month during the period as determined by the Company's Chief Executive Officer.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
15.    Subsequent Events
DRP Offering
As of May 5, 2021, the Company had issued 34,340,675 shares of the Company’s common stock pursuant to the DRP offerings for approximately $330.4 million (includes historical amounts sold by EA-1 prior to the EA Mergers).
Sale of Properties
On April 12, 2021, the Company sold the 2200 Channahon Road property located in Joliet, Illinois for total proceeds of $11.5 million, less closing costs and other closing credits. The property sold for an approximate amount equal to the carrying value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.
Overview
Griffin Capital Essential Asset REIT, Inc. is an internally managed, publicly-registered non-traded REIT. We own and operate a geographically diversified portfolio of strategically-located, high-quality corporate office and industrial properties that are primarily net-leased to single tenants that we have determined to be creditworthy.
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
On March 1, 2021, we completed our previously announced acquisition of CCIT II for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction. This transaction is a continuation of our strategy since inception to strategically grow the portfolio with assets consistent with our investment strategy, improve our portfolio statistics, strengthen the balance sheet, and maximize stockholder value. At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock was converted into the right to receive 1.392 shares of our Class E common stock.

As of March 31, 2021, we owned 123 properties (including one land parcel held for future development) in 26 states. Our contractual net rent for the 12-month period subsequent to March 31, 2021 is expected to be approximately $359.5 million with approximately 63.5% expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy. As of March 31, 2021 our portfolio was approximately 90.2% leased (based on square footage), 90.1% occupied (based on square footage) with a weighted average remaining lease term of 6.8 years, weighted average annual rent increases of approximately 2.1%.
COVID-19 and Outlook
We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it will impact our tenants and business partners. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to volatility and negative pressure in financial markets. The global impact of the pandemic has been rapidly evolving and, as cases of COVID-19 have continued to be identified, many countries, including the United States, have reacted by instituting various levels of quarantines, business and school closures and travel restrictions. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including various levels of “shelter in place” rules, and restrictions on the types of business that may continue to operate at full capacity. We cannot predict when restrictions currently in place will be lifted to some extent or entirely. As a result, the COVID-19 pandemic is negatively impacting almost every industry, directly or indirectly, including industries in which we and our tenants operate, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. Demand for office space nationwide has declined and is likely to continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy.
While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2021, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties, and our financial condition, including our NAV per share, results of operations, cash flows, performance, or our ability to satisfy our debt obligations and/or to maintain our level of distributions to our stockholders may be adversely impacted or disrupted. We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of May 5, 2021, we received January-April 2021 rent payments from 100% of our portfolio. In addition, we have received a number of short-term rent relief inquiries from our tenants, most often in the form of rent deferral inquiries, or requests for further discussion from tenants. We believe some of these inquiries were opportunistic in nature and may not have been as a result of a direct financial need due to the outbreak. As of May 5, 2021, we granted two of these deferral requests in 2020 that deferred three months of rent to be collected during 2021 without interest. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the January-April collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.

While the long-term impact of the COVID-19 pandemic on our business is not yet known, our management believes we are well-positioned from a liquidity perspective with $481.1 million of immediate liquidity as of March 31, 2021, consisting of  $376.5 million undrawn on our $750 million senior unsecured revolving credit facility (the" Revolving Credit Facility") and $104.6 million of cash on hand. Included in these amounts is $125.0 million from our Revolving Credit Facility that we borrowed in April 2020 for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. Additionally, our Second Amendment to the Second Amended and Restated Credit Agreement increased our credit facility availability from $1.5 billion to $1.9 billion. See Part I "Item 1A. Risk Factors", contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion about risks that COVID-19 directly or indirectly may pose to our business.

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
NAV and NAV per Share Calculation
Our Board, including a majority of our independent directors, has adopted valuation procedures, as amended from time to time, that contain a comprehensive set of methodologies to be used in connection with the calculation of our NAV. As a public company, we are required to issue financial statements generally based on historical cost in accordance with generally accepted accounting principles ("GAAP") in the United States as applicable to our financial statements. To calculate our NAV for the purpose of establishing a purchase and redemption price for our shares, we have adopted a model, as explained below, which adjusts the value of certain of our assets from historical cost to fair value. As a result, our NAV may differ from the amount reported as stockholder’s equity on the face of our financial statements prepared in accordance with GAAP. When the fair value of our assets and liabilities are calculated for the purposes of determining our NAV per share, the calculation is generally in accordance with GAAP principles set forth in ASC 820, Fair Value Measurements and Disclosures. However, our valuation procedures and our NAV are not subject to GAAP and will not be subject to independent audit. Our NAV may differ from equity reflected on our audited financial statements, even if we are required to adopt a fair value basis of accounting for GAAP financial statement purposes in the future. Furthermore, no rule or regulation requires that we calculate NAV in a certain way. Although we believe our NAV calculation methodologies are consistent with standard industry practices, there is no established guidance among public REITs, whether listed or not, for calculating NAV in order to establish a purchase and redemption price. As a result, other public REITs may use different methodologies or assumptions to determine NAV.
On February 26, 2020, our Board approved the temporary suspension of (i) the primary portion of our Follow-On Offering, (as defined below) effective February 27, 2020; (ii) our share redemption program ("SRP"), effective March 28, 2020;

and (iii) our distribution reinvestment plan ("DRP"), effective March 8, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation were honored in the first quarter of 2020 in accordance with the terms of the SRP. The Follow-On Offering terminated with the expiration of the registration statement on September 20, 2020. On July 16, 2020, our Board approved the (i) reinstatement of the DRP, effective July 27, 2020; (ii) amendment of the DRP to allow for the use of the most recently published NAV per share of the applicable share class available at the time of reinvestment as the DRP purchase price for each share class; and (iii) partial reinstatement of the SRP, effective August 17, 2020. After March 31, 2020, we (i) ceased publishing a daily updated estimate of our NAV per share; (ii) are continuing our internal procedures for calculating NAV per share; and (iii) will continue to publish updated estimates of our NAV per share on a quarterly basis. We published our updated March 31, 2021 NAV per share on April 23, 2021.
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

Set forth below are the components of our NAV as of March 31, 2021 and December 31, 2020, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	March 31, 2021	December 31, 2020
Real Estate Asset Fair Value	$5,627,947	$4,277,879
Investments in Unconsolidated Entities	4,100	4,100
Goodwill (Management Company Value)	230,000	230,000
Interest Rate Swap (Unrealized Loss)	(39,823)	(56,776)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets, net	60,948	157,182
Total Debt at Fair Value	(2,535,135)	(2,140,065)
NAV	$3,223,037	$2,347,320

Total Shares and OP Units Outstanding	356,040,604	262,196,714
NAV per share	$9.05	$8.95

Our independent valuation firm utilized the following approaches in calculating our NAV in accordance with our valuation procedures: (i) the discounted cash flow approach for 96 of the properties owned by us prior to the acquisition of the CCIT II properties, (ii) the direct capitalization approach for one of our properties owned by us prior to the acquisition of the CCIT II properties, and (iii) the sales comparison approach for the Lynwood land parcel.
As the CCIT II portfolio (26 properties) was acquired in March 2021, in accordance with our valuation procedures, the allocated purchase price for each of the 26 properties in the CCIT II portfolio was used in calculating our NAV.
The allocated purchase price of all of the CCIT II properties, including transaction costs, was approximately $1.3 billion, which is included in Gross Real Estate Asset Value. Other Assets (Liabilities), net is lower due to cash payments for transaction costs related to the purchase of CCIT II and capital expenditures incurred during the quarter by us.
The overall capitalization rate for the one property utilizing the direct capitalization approach for the quarter was 5.25%. The following summarizes the range of cash flow discount rates and terminal capitalization rates for the 96 properties using the discounted cash flow approach:

	Range		Weighted Average
Cash Flow Discount Rate (discounted cash flow approach)	5.50%	14.00%	7.55%
Terminal Capitalization Rate (discounted cash flow approach)	5.00%	10.00%	6.80%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of December 31, 2020	$5,064	$16	$374	$17,207	$1,392,937	$645,820	$285,902	$2,347,320
Fund level changes to NAV
Unrealized gain on net assets	75	—	5	254	28,242	9,521	4,212	42,309
Unrealized gain (loss) on interest rate swaps	31	—	1	105	11,143	3,935	1,738	16,953
Dividend accrual	(36)	—	(4)	(164)	(16,089)	(6,287)	(2,748)	(25,328)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(13)	—	—	—	—	—	—	(13)
NAV as of March 31, 2021 before share/unit sale/redemption activity	$5,121	$16	$376	$17,402	$1,416,233	$652,989	$289,104	$2,381,241

Unit sale/redemption activity- Dollars
Amount sold	$21	$—	$3	$48	$844,350	$2,809	$—	$847,231
Amount redeemed and to be paid	—	—	—	(29)	(4,497)	(909)	—	(5,435)
NAV as of March 31, 2021	$5,142	$16	$379	$17,421	$2,256,086	$654,889	$289,104	$3,223,037

Shares/units outstanding as of December 31, 2020	558,106	1,802	41,095	1,900,042	155,212,286	72,644,484	31,838,899	262,196,714
Shares/units sold	2,353	—	304	5,280	94,130,444	315,790	—	94,454,171
Shares/units redeemed	—	—	—	(3,259)	(504,187)	(102,835)	—	(610,281)
Shares/units outstanding as of March 31, 2021	560,459	1,802	41,399	1,902,063	248,838,543	72,857,439	31,838,899	356,040,604

NAV per share as of December 31, 2020	$9.07	$9.07	$9.06	$9.06	$8.97	$8.89
Change in NAV per share/unit	0.10	0.10	0.10	0.10	0.10	0.10
NAV per share as of March 31, 2021	$9.17	$9.17	$9.16	$9.16	$9.07	$8.99
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Revenue Concentration
No lessee or property, based on contractual net rents for the 12-month period subsequent to March 31, 2021, pursuant to the respective in-place leases, was greater than 3.2% as of March 31, 2021.
The percentage of contractual net rents for the 12-month period subsequent to March 31, 2021 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Contractual Net Rent(1) (unaudited)	Number of Properties	Percentage of Contractual Net Rent
Texas	$41,393	15	11.5%
California	39,102	9	10.9
Arizona	34,063	10	9.5
Ohio	30,200	12	8.4
Georgia	26,235	5	7.3
Illinois	22,846	8	6.4
New Jersey	18,016	5	5.0
North Carolina	17,333	9	4.8
Colorado	15,765	6	4.4
Massachusetts	15,242	5	4.2
All Others (2)	99,279	39	27.6
Total	$359,474	123	100.0%

(1)     Contractual net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to March 31, 2021 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.
(2)     All others are 4.0% or less of total contractual net rents on an individual state basis.
The percentage of contractual net rent for the 12-month period subsequent to March 31, 2021, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Contractual Net Rent (unaudited)	Number of Lessees	Percentage of Contractual Net Rent
Capital Goods	$48,664	23	13.5%
Health Care Equipment & Services	31,194	12	8.7
Retailing	30,400	8	8.5
Materials	28,829	8	8.0
Consumer Services	27,558	11	7.7
Insurance	26,497	11	7.4
Telecommunication Services	21,597	6	6.0
Technology Hardware & Equipment	19,730	7	5.5
Diversified Financials	18,766	5	5.2
Consumer Durables & Apparel	18,025	7	5.0
All Others	88,214	38	24.5
Total	$359,474	136	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.8% of total contractual net rents on an individual industry basis.

The percentage of contractual net rent for the 12-month period subsequent to March 31, 2021, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Contractual Net Rent (unaudited)	Contractual Percentage of Net Rent
General Electric Company	$11,666	3.2%
Keurig Green Mountain	$11,419	3.2%
Wood Group Mustang, Inc.	$9,864	2.7%
Southern Company Services, Inc.	$8,910	2.5%
McKesson Corporation	$8,846	2.5%
LPL Holdings, Inc.	$8,320	2.3%
Freeport Minerals Corporation	$7,629	2.1%
State Farm	$7,385	2.1%
Digital Globe, Inc.	$7,306	2.0%
Restoration Hardware	$7,144	2.0%
The tenant lease expirations by year based on contractual net rent for the 12-month period subsequent to March 31, 2021 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Contractual Net Rent (unaudited)	Number of Lessees	Approx. Square Feet	Contractual Percentage of Net Rent
2021	$2,744	5	332,000	0.8%
2022	13,613	9	1,049,300	3.8
2023	31,719	12	1,587,300	8.8
2024	48,430	17	4,443,500	13.5
2025	37,243	21	2,776,800	10.4
2026	29,288	9	2,462,700	8.1
>2027	196,437	63	14,985,754	54.6
Vacant	—	—	3,015,613	—
Total	$359,474	136	30,652,967	100.0%

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
For further information about our critical accounting policies, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2020 included in our Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 1.1% of our base rental revenue will expire during the period from April 1, 2021 to March 31, 2022. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from April 1, 2021 to March 31, 2022, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than as discussed under "COVID-19 and Outlook" above and other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Information
The Company internally evaluates all of the properties and interests therein as one reportable segment.

Same Store Analysis
For the three months ended March 31, 2021, our "Same Store" portfolio consisted of 96 properties, encompassing approximately 26.2 million square feet, with an acquisition value of $4.1 billion and contractual net rent for the 12-month period subsequent to March 31, 2021 of $286.4 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 96 properties for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$93,125	$93,201	$(76)	—%
Property operating expense	13,352	14,411	(1,059)	(7)%
Property management fees to non-affiliates	876	863	13	2%
Property tax expense	9,416	9,299	117	1%
Depreciation and amortization	39,198	39,594	(396)	(1)%
Property Operating Expense
The decrease in property operating expense of approximately $1.1 million during the three months ended March 31, 2021 compared to the same period a year ago is primarily the result of lower utilities costs at one property (2200 Channahon Road).
Portfolio Analysis
Comparison of the Three Months Ended March 31, 2021 and 2020
The following table provides summary information about our results of operations for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$101,355	$95,728	$5,627	6%
Property operating expense	14,445	14,971	(526)	(4)%
Property tax expense	9,679	9,548	131	1%
Property management fees to non-affiliates	981	909	72	8%
General and administrative expenses	9,469	7,665	1,804	24%
Corporate operating expenses to affiliates	625	625	—	—%
Depreciation and amortization	44,338	41,148	3,190	8%
Impairment provision	4,242	—	4,242	100%
Interest expense	20,685	19,961	724	4%

Rental Income
The increase in rental income of approximately $5.6 million compared to the same period a year ago is primarily the result of (1) approximately $7.9 million primarily related to the CCIT II Merger during the current quarter; (2) approximately $4.3 million in current quarter leasing activity and amendments to existing tenant leases; and (3) approximately $0.4 million in prior year operating expenses concessions expirations and common area management reconciliations; offset by (4) approximately $1.9 million in lower termination income, which includes termination income in the current year from the following tenants: Waste Management of Arizona, Inc., Intermec Technologies Corp., and Randstad Professionals US, compared to the same period a year ago; (5) approximately $2.7 million in expiring leases and terminations; and (6) approximately $2.2 million as a result of two properties sold subsequent to March 31, 2020.
Property Operating Expense
The decrease in property operating expense of approximately $0.5 million during the three months ended March 31, 2021 compared to the same period a year ago is primarily the result of (1) approximately $0.5 million in timing of repair and maintenance services performed; (2) approximately $0.4 million as a result of two properties sold subsequent to March 31, 2020; offset by (3) approximately $0.4 million related to the CCIT II Merger during the current quarter.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.2 million is a result of the CCIT II Merger during the current quarter.
General and Administrative Expenses
General and administrative expenses increased by approximately $1.8 million compared to the same period a year ago primarily due to (1) approximately $0.7 million in restricted stock unit expense as a result of units vesting during the three months ended March 31, 2021 to our board of directors and the amortization of our 2021 restricted stock unit grants; and (2) approximately $0.6 million increase as a result of an in number of employees and profit sharing expense.
Depreciation and Amortization
Depreciation and amortization increased by approximately $3.2 million as a result of (1) approximately $4.8 million as a result of the CCIT II Merger during the three months ended March 31, 2021; (2) $1.3 million related to fixed asset additions subsequent to March 31, 2020 and in the current year; offset by (3) approximately $3.1 million related to fully depreciated or sold assets subsequent to March 31, 2020.
Impairment Provision
The increase in impairment provision of approximately $4.2 million for the three months ended March 31, 2021 compared to the same period a year ago is primarily the result of impairments at two properties in the three months ended March 31, 2021: 2200 Channahon Road and Houston Westway I.
Interest Expense
The increase of approximately $0.7 million in interest expense for the three months ended March 31, 2021 as compared to the same period in the prior year is primarily the result of the draw on the $400M 5-Year Term Loan 2025 and related interest expenses of approximately $0.6 million.
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

Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net (loss) income	$(2,991)	$2,974
Adjustments:
Depreciation of building and improvements	26,546	22,673
Amortization of leasing costs and intangibles	17,863	18,547
Impairment provision	4,242	—
Equity interest of depreciation of building and improvements - unconsolidated entities	—	723
Equity interest of amortization of intangible assets - unconsolidated entities	—	1,158
Loss (Gain) from disposition of assets	6	—
Equity interest of gain on sale - unconsolidated entities	(8)	—
FFO	45,658	46,075
Distribution to redeemable preferred shareholders	(2,359)	(2,047)
FFO attributable to common stockholders and limited partners	$43,299	$44,028
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$43,299	$44,028
Adjustments:
Revenues in excess of cash received, net	(451)	(3,761)
Amortization of share-based compensation	1,713	984
Deferred rent - ground lease	516	516
Unrealized loss (gain) on investments	(6)	136
Amortization of above/(below) market rent, net	651	(763)
Amortization of debt premium/(discount), net	101	104
Amortization of ground leasehold interests	(72)	(72)
Amortization of other intangibles	127	—
Non-cash earn-out adjustment	—	(2,581)
Financed termination fee payments received	—	1,500
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	234
Company's share of amortization of above market rent - unconsolidated entity	—	924
Dead deal costs	33	50
AFFO available to common stockholders and limited partners	$45,911	$41,299
FFO per share, basic and diluted	$0.15	$0.17
AFFO per share, basic and diluted	$0.16	$0.16

Weighted-average common shares outstanding - basic EPS	263,046,014	229,810,621
Weighted-average OP Units	31,838,889	31,973,272
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	294,884,903	261,783,893

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
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 and the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020, the “Second Amended and Restated Credit Agreement”), with KeyBank, National Association (“KeyBank”), as administrative agent, and a syndicate of lenders, we, through Griffin Capital Essential Asset Operating Partnership, L.P., a Delaware limited partnership and a subsidiary of the Company (the “GCEAR Operating Partnership”), as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the "$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of March 31, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms of the Second Amended and Restated Credit Agreement as of March 31, 2021, the interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GCEAR Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
On March 1, 2021, we exercised our right to draw on the $400M 5-Year Term Loan 2025 to repay CCIT II's existing debt balance in connection with the CCIT II Merger.
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.

The following table sets forth a summary of the interest rate swaps at March 31, 2021 and December 31, 2020 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(216)	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(197)	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(201)	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(10,816)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(8,690)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(8,684)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(8,755)	(11,225)	100,000	100,000
Total				$(37,559)	$(53,975)	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2021, derivatives where in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.
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
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of March 31, 2021, we had sold 33,782,573 shares for approximately $325.4 million in our DRP Offering.

Share Class	Amount (dollars in thousands)	Shares
Class A	$7,837	846,370
Class AA	15,474	1,670,921
Class AAA	234	25,328
Class D	15	1,614
Class E	301,312	31,186,771
Class I	348	37,271
Class S	—	12
Class T	133	14,286
Total	$325,353	33,782,573

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
On July 16, 2020, the Board approved the partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter. During the three months ended March 31, 2021, we redeemed 772,265 shares.

Perpetual Convertible Preferred Shares
Upon consummation of the EA Mergers (as defined in Note 1, Organization, to the consolidated financial statements), we issued 5,000,000 Series A Preferred Shares to the Purchaser (defined below). We assumed the purchase agreement (the "Purchase Agreement") that the entity formerly known as Griffin Capital Essential Asset REIT, Inc. entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of EA-1 Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the "EA-1 Series A Preferred Shares") in two tranches, each comprising 5,000,000 EA-1 Series A Preferred Shares.
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
As of March 31, 2021, our annual distribution rate was 7.55% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2020.

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

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or common limited partnership units of the GCEAR Operating Partnership ("GCEAR OP Units"), proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to acquire or develop facilities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.

Liquidity Requirements
Our principal liquidity needs for the next 12 months and beyond are to fund:
•normal recurring expenses;

•debt service and principal repayment obligations;

•capital expenditures, including tenant improvements and leasing costs;

•redemptions;

•distributions to shareholders, including preferred equity distribution and distributions to holders of GCEAR OP Units; and

•possible acquisitions of properties.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of March 31, 2021 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$2,550,175	$7,182	$347,604	$954,018	$1,241,371
Interest on outstanding debt obligations (2)	348,334	51,357	132,178	96,348	68,451
Interest rate swaps (3)	60,991	10,575	28,150	22,266	—
Ground lease obligations	302,063	1,569	4,266	4,720	291,508
Total	$3,261,563	$70,683	$512,198	$1,077,352	$1,601,330
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at March 31, 2021. Projected interest payments on the KeyBank Loans are based on the contractual interest rates in effect at March 31, 2021.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of March 31, 2021.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances decreased by approximately $53.7 million during the three months ended March 31, 2021 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Net cash provided by operating activities	$36,741	$39,554	$(2,813)
Net cash (used in) provided by investing activities	$(65,664)	$(27,113)	$(38,551)
Net cash provided by (used in) financing activities	$(42,440)	$(30,108)	$(12,332)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2021, we generated $36.7 million in cash from operating activities compared to $39.6 million for the three months ended March 31, 2020. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2021 increased by approximately $9.3 million to approximately $49.2 million compared to approximately $39.9 million for the three months ended March 31, 2020.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$1,676	$—	$1,676
Distributions of capital from investment in unconsolidated entities	41	2,151	(2,110)
Total sources of cash (used in) provided by investing activities	$1,717	$2,151	$(434)
Uses of cash for investing activities:
Cash paid in connection with the CCIT II Merger, net of acquisition costs	$(36,746)	$—	$(36,746)
Acquisition of properties, net	—	(16,584)	16,584
Payments for construction in progress	(30,489)	(12,587)	(17,902)
Purchase of investments	(82)	(810)	728
Real estate acquisition deposits	—	1,047	(1,047)
Reserves for tenant improvements	(64)	(330)	266
Total uses of cash (used in) provided by investing activities	$(67,381)	$(29,264)	$(38,117)
Net cash (used in) provided by investing activities	$(65,664)	$(27,113)	$(38,551)

Financing Activities. Cash used in financing activities for the three months ended March 31, 2021 and 2020 consisted of the following (in thousands):

	Three Months Ended March 31,
	2021	2020	Increase (decrease)
Sources of cash (used in) provided by financing activities:
Proceeds from borrowings - Revolver/KeyBank Loans	$400,000	$90,000	$310,000
Issuance of common stock, net of discounts and underwriting costs	—	4,699	(4,699)
Total sources of cash (used in) provided by financing activities	$400,000	$94,699	$305,301
Uses of cash (used in) provided by financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$(415,500)	$—	$(415,500)
Principal amortization payments on secured indebtedness	(2,418)	(1,722)	(696)
Offering costs	(11)	(303)	292
Repurchase of common stock	(5,356)	(96,520)	91,164
Distributions to noncontrolling interests	(2,743)	(4,362)	1,619
Distributions to preferred units subject to redemption	(2,359)	(2,047)	(312)
Repurchase of common shares to satisfy employee tax withholding requirements	(891)	—	(891)
Deferred financing costs	(342)	—	(342)
Distributions to common stockholders	(12,820)	(19,853)	7,033
Total sources of cash (used in) provided by financing activities	$(442,440)	$(124,807)	$(317,633)
Net cash (used in) provided by financing activities	$(42,440)	$(30,108)	$(12,332)

Distributions will be paid to our stockholders as of the record date selected by our Board. We expect to continue to pay distributions monthly based on daily declaration and record dates. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;
•tenant improvements, capital expenditures and reserves for such expenditures;

•the issuance of additional shares; and
•financings and refinancings.
Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the three months ended March 31, 2021 and year ended December 31, 2020 (dollars in thousands):

	Three Months Ended March 31, 2021			Year Ended December 31, 2020
Distributions paid in cash — noncontrolling interests	$2,743			$13,290
Distributions paid in cash — common stockholders	12,820			72,143
Distributions paid in cash — preferred stockholders	2,359			8,396
Distributions of DRP	7,175			24,497
Total distributions	$25,097	(1)		$118,326
Source of distributions (2)
Paid from cash flows provided by operations	$17,922		71%	$93,829	79%
Offering proceeds from issuance of common stock pursuant to the DRP	7,175		29%	24,497	21%
Total sources	$25,097	(3)	100%	$118,326	100%

Net cash provided by operating activities	$36,741			$164,538
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of March 31, 2021 were $10.6 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2021, we paid and declared cash distributions of approximately $22.8 million to common stockholders including shares issued pursuant to the DRP and approximately $2.7 million to the limited partners of the GCEAR Operating Partnership, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the three months ended March 31, 2021 of approximately $43.3 million and $45.9 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through March 31, 2021, we paid approximately $873.2 million of cumulative distributions (excluding preferred distributions), including approximately $325.5 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $575.7 million.
Off-Balance Sheet Arrangements
As of March 31, 2021, we had no off-balance sheet transactions, nor do we currently have any such arrangements or obligations.
Subsequent Events
See Note 15, Subsequent Events, to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of the KeyBank Loans and other loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading purposes.
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
As of March 31, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $11.6 million.) As of December 31, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $373.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $12.2 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $7.8 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of our principal executive and principal financial officers, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2021.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

During the quarter ended March 31, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 31, 2021	1,156	$8.92	—	—
February 28, 2021	—	$—	—	—
March 31, 2021	771,109	$8.96	—	(1)
(1)For a description of the maximum number of shares that may be purchased under our SRP, see Note 9, Equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended March 31, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended March 31, 2021, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
10.1*	Form of Time-Based Restricted Stock Unit Agreement (NEOs) dated January 22, 2021
10.2*	Form of Time-Based Restricted Stock Unit Agreement (Employees) dated January 22, 2021
10.3*	Form of Initial Restricted Stock Agreement (New Directors) dated March 1, 2021
10.4*	Form of One-Time Restricted Stock Unit Agreement (NEOs) dated March 25, 2021
10.5*	Form of One-Time Restricted Stock Unit Agreement (Employees) dated March 25, 2021
10.6*	Form of One-Time Restricted Stock Unit Agreement (Director) dated March 25, 2021
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following Griffin Capital Essential Asset REIT, Inc. financial information for the period ended March 31, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN CAPITAL ESSENTIAL ASSET REIT, INC. (Registrant)
Dated:	May 7, 2021	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)