Form 10-Q
period 2021-06-30
Griffin Realty Trust, Inc.
filed 2021-08-06
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 000-55605
Griffin Realty Trust, Inc.
(Exact name of Registrant as specified in its charter)
________________________________________________

Maryland	46-4654479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1520 E. Grand Ave
El Segundo, California 90245
(Address of principal executive offices)
(310) 606-3200
(Registrant’s telephone number)
Griffin Capital Essential Asset REIT, Inc.
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

As of August 3, 2021, there were 564,454 shares of Class T common stock, 1,801 shares of Class S common stock, 41,909 shares of Class D common stock, 1,910,191 shares of Class I common stock, 24,544,424 shares of Class A common stock, 47,658,202 shares of Class AA common stock, 925,922 shares of Class AAA common stock, and 248,843,795 shares of Class E common stock of Griffin Realty Trust, Inc. outstanding.

FORM 10-Q
GRIFFIN REALTY TRUST, INC.

PART I. FINANCIAL INFORMATION
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Griffin Realty Trust, Inc. (“GRT”, "we", "our", and "us"), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate and with respect to occupancy rates, rent deferrals and the financial condition of GRT’s tenants; general financial and economic conditions; statements about the benefits of the CCIT II Merger (as defined below) and statements that address operating performance, events or developments that GRT expects or anticipates will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings in the CCIT II Merger, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the CCIT II Merger to customers, employees, stockholders and other constituents of the combined company, the integration of GRT and CCIT II (as defined below), cost savings related to CCIT II Merger and other non-historical statements; risks related to the disruption of management’s attention from ongoing business operations due to the CCIT II Merger; our net asset value ("NAV") per share; the availability of suitable investment or disposition opportunities; our use of leverage; changes in interest rates; the availability and terms of financing; market conditions; legislative and regulatory changes that could adversely affect the business of GRT; our future capital expenditures, distributions and acquisitions (including the amount and nature thereof), business strategies, the expansion and growth of our operations, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry, and other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, military actions, and terrorist attacks, epidemics and pandemics, including the outbreak of COVID-19 and its impact on the operations and financial condition of us and the real estate industries in which we operate.
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

Available Information

Our company website address is www.grtreit.com. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the media section of our website. In addition, we make available on the “SEC Filings” subpage of the investor section of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors (the "Board") are also available on the “Governance Documents” subpage of the investor section of our website. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$133,979	$168,954
Restricted cash	32,248	34,352
Real estate:
Land	584,291	445,674
Building and improvements	4,081,952	3,112,253
Tenant origination and absorption cost	876,746	740,489
Construction in progress	19,923	11,886
Total real estate	5,562,912	4,310,302
Less: accumulated depreciation and amortization	(886,553)	(817,773)
Total real estate, net	4,676,359	3,492,529
Intangible assets, net	45,915	10,035
Deferred rent receivable	104,659	98,116
Deferred leasing costs, net	43,939	45,966
Goodwill	229,948	229,948
Due from affiliates	548	1,411
Right of use asset	40,171	39,935
Other assets	27,720	30,604
Total assets	$5,335,486	$4,151,850
LIABILITIES AND EQUITY
Debt, net	$2,537,023	$2,140,427
Restricted reserves	12,341	12,071
Interest rate swap liability	37,205	53,975
Redemptions payable	7,865	5,345
Distributions payable	11,937	9,430
Due to affiliates	1,971	3,272
Intangible liabilities, net	34,398	27,333
Lease liability	50,616	45,646
Accrued expenses and other liabilities	101,440	114,434
Total liabilities	2,794,796	2,411,933
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	—	2,038
Noncontrolling interests subject to redemption; 556,099 units as of June 30, 2021 and December 31, 2020	4,671	4,610
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 323,910,617 and 230,320,668 shares outstanding in the aggregate as of June 30, 2021(1) and December 31, 2020, respectively	324	230
Additional paid-in capital	2,947,700	2,103,028
Cumulative distributions	(865,125)	(813,892)
Accumulated earnings	138,513	140,354
Accumulated other comprehensive loss	(32,951)	(48,001)
Total stockholders’ equity	2,188,461	1,381,719
Noncontrolling interests	222,558	226,550
Total equity	2,411,019	1,608,269
Total liabilities and equity	$5,335,486	$4,151,850
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of June 30, 2021.
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Rental income	$118,824	$105,427	$220,179	$201,155
Expenses:
Property operating expense	14,797	12,922	29,242	27,893
Property tax expense	9,678	9,413	19,357	18,961
Property management fees to non-affiliates	1,017	839	1,998	1,748
General and administrative expenses	10,198	7,408	19,667	15,073
Corporate operating expenses to affiliates	635	625	1,260	1,250
Impairment provision	—	12,623	4,242	12,623
Depreciation and amortization	55,109	39,881	99,447	81,029
Total expenses	91,434	83,711	175,213	158,577
Income before other income and (expenses)	27,390	21,716	44,966	42,578
Other income (expenses):
Interest expense	(21,492)	(19,046)	(42,177)	(39,007)
Other income, net	100	354	216	3,054
Gain (Loss) from investment in unconsolidated entities	—	(1,444)	8	(2,071)
(Loss) Gain from disposition of assets	(320)	4,268	(326)	4,268
Net income	5,678	5,848	2,687	8,822
Distributions to redeemable preferred shareholders	(2,359)	(2,047)	(4,718)	(4,094)
Net (income) loss attributable to noncontrolling interests	(292)	(457)	277	(568)
Net income (loss) attributable to controlling interest	3,027	3,344	(1,754)	4,160
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(43)	(87)	(122)
Net income (loss) attributable to common stockholders	$2,983	$3,301	$(1,841)	$4,038
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.01	$0.01	$(0.01)	$0.02
Weighted average number of common shares outstanding, basic and diluted	324,433,017	229,879,280	293,909,092	229,844,960
Cash distributions declared per common share	$0.09	$0.09	$0.17	$0.23
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,678	$5,848	$2,687	$8,822
Other comprehensive income (loss):
Change in fair value of swap agreements	385	(6,284)	16,832	(37,110)
Total comprehensive income (loss)	6,063	(436)	19,519	(28,288)
Distributions to redeemable preferred shareholders	(2,359)	(2,047)	(4,718)	(4,094)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(43)	(87)	(122)
Comprehensive (income) loss attributable to noncontrolling interests	(326)	299	(1,505)	3,895
Comprehensive income (loss) attributable to common stockholders	$3,334	$(2,227)	$13,209	$(28,609)
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	17,836	—	984	—	—	—	984	—	984
Cash distributions to common stockholders	—	—	—	(23,627)	—	—	(23,627)	—	(23,627)
Issuance of shares for distribution reinvestment plan	1,297,656	1	12,116	(7,962)	—	—	4,155	—	4,155
Repurchase of common stock	(548,312)	—	(5,110)	—	—	—	(5,110)	—	(5,110)
Reclass of common stock subject to redemption	—	—	(85,180)	—	—	—	(85,180)	—	(85,180)
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	802	802
Issuance of stock dividends	617,327	1	5,766	(5,748)	—	—	19	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,069)	(5,069)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(604)	—	—	—	(604)	—	(604)
Net income	—	—	—	—	737	—	737	111	848
Other comprehensive loss	—	—	—	—	—	(27,118)	(27,118)	(3,708)	(30,826)
Balance as of March 31, 2020	229,671,555	$230	$1,992,717	$(753,129)	$154,049	$(48,993)	$1,344,874	$237,165	$1,582,039
Deferred equity compensation	20,138	—	1,139	—	—	—	1,139	—	1,139
Cash distributions to common stockholders	—	—	—	(20,087)	—	—	(20,087)	—	(20,087)
Issuance of shares for distribution reinvestment plan	(220)	—	(2)	2	—	—	—	—	—
Repurchase of common stock	(301)	—	(3)	—	—	—	(3)	—	(3)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	253	253
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(496)	(496)
Reclass of common stock subject to redemption	—	—	105,745	—	—	—	105,745	—	105,745
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	266	266
Issuance of stock dividends	206,765	—	1,922	—	—	—	1,922	—	1,922
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,731)	(2,731)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs	—	—	(26)	—	—	—	(26)	—	(26)
Net income	—	—	—	—	3,301	—	3,301	457	3,758
Other comprehensive loss	—	—	—	—	—	(5,528)	(5,528)	(756)	(6,284)
Balance as of June 30, 2020	229,897,937	$230	$2,101,492	$(773,214)	$157,350	$(54,521)	$1,431,337	$234,152	$1,665,489

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Deferred equity compensation	170,302	—	3,133	—	—	—	3,133	—	3,133
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(99,298)	—	(891)	—	—	—	(891)	—	(891)
Cash distributions to common stockholders	—	—	—	(15,653)	—	—	(15,653)	—	(15,653)
Issuance of shares for distribution reinvestment plan	804,027	2	7,174	(7,166)	—	—	10	—	10
Repurchase of common stock	(772,265)	(1)	(6,919)	—	—	—	(6,920)	—	(6,920)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	1,781	—	—	—	1,781	—	1,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(5)	(5)
Offering costs	—	—	(11)	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(4,824)	—	(4,824)	(569)	(5,393)
Other comprehensive income	—	—	—	—	—	14,699	14,699	1,748	16,447
Balance as of March 31, 2021	323,881,102	$324	$2,945,517	$(836,711)	$135,530	$(33,302)	$2,211,358	$224,995	$2,436,353
Deferred equity compensation	44,945	—	2,116	—	—	—	2,116	—	2,116
Cash distributions to common stockholders	—	—	—	(20,553)	—	—	(20,553)	—	(20,553)
Issuance of shares for distribution reinvestment plan	856,120	1	7,713	(7,861)	—	—	(147)	—	(147)
Repurchase of common stock	(871,550)	(1)	(7,892)	—	—	—	(7,893)	—	(7,893)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	256	—	—	—	256	—	256
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(10)	—	—	—	(10)	—	(10)
Net income	—	—	—	—	2,983	—	2,983	292	3,275
Other comprehensive income	—	—	—	—	—	351	351	34	385
Balance as of June 30, 2021	323,910,617	$324	$2,947,700	$(865,125)	$138,513	$(32,951)	$2,188,461	$222,558	$2,411,019

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net income	$2,687	$8,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	59,279	46,198
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	40,667	34,831
Amortization of below market leases, net	206	(1,240)
Amortization of deferred financing costs and debt premium	1,771	1,278
Amortization of swap interest	63	63
Deferred rent	(5,512)	(11,408)
Loss (Gain) from sale of depreciable operating property	326	(4,268)
Gain on fair value of earn-out	(32)	(2,581)
(Income) loss from investment in unconsolidated entities	(8)	2,071
Loss from investments	104	12
Impairment provision	4,242	12,623
Stock-based compensation	3,829	2,124
Change in operating assets and liabilities:
Deferred leasing costs and other assets	1,852	(7,213)
Restricted reserves	248	188
Accrued expenses and other liabilities	(14,466)	3,277
Due to affiliates, net	(383)	(2,060)
Net cash provided by operating activities	94,873	82,717
Investing Activities:
Cash paid in connection with CCIT II Merger, net of cash assumed	(36,746)	—
Acquisition of properties, net	—	(16,585)
Proceeds from disposition of properties	22,408	23,480
Real estate acquisition deposits	—	1,047
Restricted reserves	2,855	155
Payments for construction in progress	(42,357)	(37,379)
Distributions of capital from investment in unconsolidated entities	42	4,863
Purchase of investments	(170)	(885)
Net cash used in investing activities	(53,968)	(25,304)
Financing Activities:
Principal payoff of indebtedness - CCIT II Credit Facility	(415,500)	—
Proceeds from borrowings - KeyBank Loans	—	215,000
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA - 1	—	(25,000)
Proceeds from borrowings - Term Loan	400,000	—
Repurchase of common shares to satisfy employee tax withholding requirements	(891)	—
Principal amortization payments on secured indebtedness	(4,833)	(3,521)
Deferred financing costs	(342)	(145)
Offering costs	(23)	(328)
Repurchase of common stock	(12,293)	(101,761)
Issuance of common stock, net of discounts and underwriting costs	—	4,699
Repurchase of noncontrolling interest	—	(496)

	Six Months Ended June 30,
	2021	2020
Distributions to noncontrolling interests	(5,550)	(7,713)
Distributions to preferred units subject to redemption	(4,719)	(6,141)
Distributions to common stockholders	(33,833)	(44,089)
Net cash (used in) provided by financing activities	(77,984)	30,505
Net (decrease) increase in cash, cash equivalents and restricted cash	(37,079)	87,918
Cash, cash equivalents and restricted cash at the beginning of the period	203,306	113,260
Cash, cash equivalents and restricted cash at the end of the period	$166,227	$201,178

Supplemental Disclosures of Significant Non-Cash Transactions:
Increase (decrease) in fair value swap agreement	$16,832	$(37,110)
Accrued tenant obligations	$10,782	$—
Distributions payable to common stockholders	$9,376	$6,622
Distributions payable to noncontrolling interests	$915	$916
Common stock issued pursuant to the distribution reinvestment plan	$14,888	$12,115
Common stock redemptions funded subsequent to period-end	$7,865	$—
Issuance of stock dividends	$—	$5,747
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium	$—	$18,884
Net assets acquired in Merger in exchange for common shares	$838,315	$—
Payable for construction in progress	$979	$27,504
Capitalized transaction costs accrued	$2,036	$—
Capitalized transaction costs paid in prior period	$2,130	$—

See accompanying notes.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1. Organization
Griffin Realty Trust, Inc. (formerly known as Griffin Capital Essential Asset REIT, Inc.) (“GRT” or the “Company”) is an internally managed, publicly registered non-traded real estate investment trust ("REIT") that owns and operates a geographically diversified portfolio of corporate office and industrial properties that are primarily net-leased. GRT’s year-end date is December 31.
On December 14, 2018, GRT, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”), GRT’s wholly-owned subsidiary Globe Merger Sub, LLC (“EA Merger Sub”), the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“EA-1”), and GRT OP, L.P. (formerly known as Griffin Capital Essential Asset Operating Partnership, L.P.) (the “GRT OP”) entered into an Agreement and Plan of Merger (the “EA Merger Agreement”). On April 30, 2019, pursuant to the EA Merger Agreement, (i) EA-1 merged with and into EA Merger Sub, with EA Merger Sub surviving as GRT’s direct, wholly-owned subsidiary (the “EA Company Merger”) and (ii) the GCEAR II Operating Partnership merged with and into the GRT OP (the “EA Partnership Merger” and, together with the EA Company Merger, the “EA Mergers”), with the GRT OP surviving the EA Partnership Merger. In addition, on April 30, 2019, following the EA Mergers, EA Merger Sub merged into GRT.
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
On July 1, 2021, the Company changed its name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and the GRT OP changed its name from Griffin Capital Essential Asset Operating Partnership, L.P. to GRT OP, L.P.
The GRT OP owns, directly or indirectly, all of the properties that the Company has acquired. As of June 30, 2021, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GRT OP ("GRT OP Units"), (ii), the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GRT OP, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Company's Board of Directors (the "Board"), Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GRT OP Units are owned by unaffiliated third parties. The GRT OP may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GRT OP.
As of June 30, 2021, the Company had issued 286,225,865 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, dividend reinvestment plan ("DRP") offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 323,910,617 shares of common stock outstanding as of June 30, 2021, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of June 30, 2021 and December 31, 2020, the Company had issued approximately $333.1 million and $318.2 million in shares pursuant to the DRP, respectively. As of June 30, 2021, no shares were subject to the Company's quarterly cap on aggregate redemptions.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The consolidated financial statements of the Company include all accounts of the Company, the GRT OP, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property-owning entity is a wholly-owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Change in Consolidated Financial Statements Presentation
Certain amounts in the Company's prior period consolidated financial statements have been reclassified to conform to the current period presentation. Investment in unconsolidated entities has been reclassified to other assets on the Company's consolidated balance sheets all periods presented.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of June 30, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code ("Code"). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of June 30, 2021, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (a "TRS"). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
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
3. Real Estate
As of June 30, 2021, the Company’s real estate portfolio consisted of 121 properties (including one land parcel held for future development), in 26 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $5.3 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the six months ended June 30, 2021 was $59.3 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the six months ended June 30, 2021, was $40.2 million.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of CCIT II as of the effective time of the CCIT II Merger were recorded at their respective relative fair values and added to those of the Company. Transaction costs incurred by the Company were capitalized in the period in which the costs were incurred and services were received. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 805.
Upon the effective time of the CCIT II Merger on March 1, 2021, each of CCIT II's 67.1 million issued and outstanding shares of common stock were converted into the right to receive 1.392 newly issued shares of the Class E common stock of the Company (approximately 93.5 million shares). Total consideration transferred is calculated as such:

As of March 1, 2021
CCIT II's common stock shares prior to conversion	67,139,129
Exchange ratio	1.392
Implied GRT common stock issued as consideration	93,457,668
GRT's Class E NAV per share in effect at March 1, 2021	$8.97
Total consideration	$838,315

The following table summarizes the final purchase price allocation based on a valuation report prepared by the Company's third-party valuation specialist that was subject to management's review and approval:

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

March 1, 2021
Assets:
Cash assumed	$2,721
Land	143,724
Building and improvements	992,779
Tenant origination and absorption cost	152,793
In-place lease valuation (above market)	11,591
Intangibles	27,788
Other assets	1,690
Total assets	$1,333,086
Liabilities:
Debt	$415,926
In-place lease valuation (below market)	10,026
Lease liability	4,616
Accounts payable and other liabilities	20,604
Total liabilities	$451,172
Fair value of net assets acquired	881,914
Less: GRT's CCIT II Merger expenses	43,599
Fair value of net assets acquired, less GRT's CCIT II Merger expenses	$838,315

Merger-Related Expenses
In connection with the CCIT II Merger, the Company incurred various transaction and administrative costs. These costs included advisory fees, legal, tax, accounting, valuation fees, and other costs. These costs were capitalized as a component of the cost of the assets acquired.
The following is a breakdown of the Company's costs incurred related to the CCIT II Merger:

Amount
Termination fee of the CCIT II advisory agreement	$28,439
Advisory and valuation fees	4,699
Legal, accounting and tax fees	5,115
Other fees	5,346
Total CCIT II Merger-related fees	$43,599

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the properties acquired during the six months ended June 30, 2021, the Company used a discount rate range of 5.75% to 8.75%.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The following table summarizes the purchase price allocation of the properties acquired during the six months ended June 30, 2021:

Acquisition	Land		Building	Improvements	Tenant origination and absorption costs	Other Intangibles	In-place lease valuation - above/(below) market	Financing Leases	Total (1)
CCIT II Properties	$143,724	(2)	$958,166	$34,613	$152,793	$27,788	$1,565	$(3,681)	$1,314,968
(1)The allocations noted above are based on a determination of the relative fair value of the total consideration provided and represent the amount paid including capitalized acquisition costs.
(2)Approximately $5.6 million includes land allocation related to the Company's finance leases.

Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
In-place lease valuation (above market)	$49,595	$43,576
In-place lease valuation (above market) - accumulated amortization	(33,018)	(35,604)
In-place lease valuation (above market), net	16,577	7,972

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(205)	(191)
Ground leasehold interest (below market), net	2,049	2,063

Intangibles - other	32,028	4,240
Intangibles - other - accumulated amortization	(4,739)	(4,240)
Intangibles - other, net	27,289	—
Intangible assets, net	$45,915	$10,035

In-place lease valuation (below market)	$(77,859)	$(68,334)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(364)	—
In-place lease valuation & land leasehold interest - accumulated amortization	46,897	44,073
Intangible liabilities, net	$(34,398)	$(27,333)

Tenant origination and absorption cost	$876,746	$740,489
Tenant origination and absorption cost - accumulated amortization	(433,232)	(412,462)
Tenant origination and absorption cost, net	$443,514	$328,027

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of June 30, 2021 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
2021	$(926)	$41,133	$(146)	$753	$3,159
2022	$(2,226)	$77,052	$(290)	$1,494	$5,866
2023	$(2,797)	$69,852	$(290)	$1,494	$5,733
2024	$(1,818)	$54,883	$(291)	$1,498	$5,504
2025	$(1,352)	$43,299	$(290)	$1,494	$5,471
2026	$(1,201)	$38,683	$(290)	$1,494	$4,842

Impairments
2200 Channahon Road and Houston Westway I
During the six months ended June 30, 2021, in connection with the preparation and review of the Company's financial statements, the Company recorded an impairment provision of approximately $4.2 million as it was determined that the carrying value of the real estate would not be recoverable on two properties. This impairment resulted from change in expected hold period and selling price. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
Sale of Properties
On April 12, 2021, the Company sold the 2200 Channahon Road property located in Joliet, Illinois for total proceeds of $11.5 million, less closing costs and other closing credits. The property sold for an approximate amount equal to the carrying value.
On June 8, 2021, the Company sold the Houston Westway I property located in Houston, Texas for total proceeds of $10.5 million, less closing costs and other closing credits. The property sold for an approximate amount equal to the carrying value.
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

	Balance as of
	June 30, 2021	December 31, 2020
Cash reserves	$17,958	$20,385
Restricted lockbox	14,290	13,967
Total	$32,248	$34,352

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Digital Realty Trust, Inc.
In September 2014, the Company, through an SPE wholly-owned by the GRT OP acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. ("Digital") for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Digital Property"). The Digital Property is approximately 132,300 square feet and consists of certain data processing and communications equipment that is fully leased to a social media company and a financial services company with an average remaining lease term of approximately three years.
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
As part of the wind up of the joint venture, the Company had recorded a receivable from the Digital managing member of $4.1 million. The $4.1 million payment was received in April 2021 and the Company has written off its remaining investment in the venture. In April 2021, the lender sold the Digital Loan and concurrently, the Digital-GCEAR 1 (Ashburn) joint venture executed a deed in lieu thereby extinguishing any further obligations. The Company is not exposed to any future funding obligations and there are no other future losses expected to arise from this investment.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5. Debt
As of June 30, 2021 and December 31, 2020, the Company’s debt consisted of the following:

	June 30, 2021	December 31, 2020	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$19,940	$20,208	4.18%	April 2023	4.62%
Midland Mortgage Loan	97,077	98,155	3.94%	April 2023	4.13%
Emporia Partners Mortgage Loan	1,377	1,627	5.88%	September 2023	5.98%
Samsonite Loan	19,648	20,165	6.08%	September 2023	5.07%
Highway 94 Loan	14,215	14,689	3.75%	August 2024	4.83%
Pepsi Bottling Ventures Loan	18,404	18,587	3.69%	October 2024	3.92%
AIG Loan II	125,710	126,792	4.15%	November 2025	4.93%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	102,889	103,870	4.96%	February 2029	5.08%
Total Mortgage Debt	1,024,260	1,029,093
Revolving Credit Facility (3)	373,500	373,500	LIBO Rate + 1.45%	June 2023	1.67%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	1.59%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	1.58%
2025 Term Loan	400,000	—	LIBO Rate + 1.40%	December 2025	1.82%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.75%	April 2026	1.90%
Total Debt	2,547,760	2,152,593
Unamortized Deferred Financing Costs and Discounts, net	(10,737)	(12,166)
Total Debt, net	$2,537,023	$2,140,427
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of June 30, 2021 was 3.21% for both the Company’s fixed-rate and variable-rate debt combined and 3.90% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of June 30, 2021 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of June 30, 2021 (effective date) was 0.10%. The Revolving Credit Facility has an initial term of approximately one year, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 and the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association ("KeyBank") as administrative agent, and a syndicate of lenders, we, through the GRT OP, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of June 30, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms as of June 30, 2021, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GRT OP, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%.
On March 1, 2021, the Company exercised its right to draw on the $400M 5-Year Term Loan 2025 to repay CCIT II's existing debt balance in connection with the CCIT II Merger.
The Second Amended and Restated Credit Agreement provides that the GRT OP must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
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
Guarantors of the KeyBank Loans include the Company, each special purpose entity that owns a Pool Property, and each of the GRT OP's other subsidiaries which owns a direct or indirect equity interest in a SPE that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the GRT OP to comply with the following at all times, which will be tested on a quarterly basis:

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

•a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;
•a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including GRT OP Units), minus 75% of the amount of any payments used to redeem the Company's stock or GRT OP Units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in EA-1 in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H);
•upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at the time of such initial public offering plus 75% of net future equity issuances (including GRT OP Units) should the Company publicly list its shares;
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

Furthermore, the activities of the GRT OP, the Company, and the Company's subsidiaries must be focused principally on the ownership, development, operation and management of office, industrial, manufacturing, warehouse, distribution or educational properties (or mixed uses thereof) and businesses reasonably related or ancillary thereto.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GRT OP, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2021.

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at June 30, 2021 and December 31, 2020:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Liabilities:
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(610)	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(453)	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(392)	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(10,469)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(8,405)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(8,404)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(8,472)	(11,225)	100,000	100,000
Total				$(37,205)	$(53,975)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of June 30, 2021, derivatives in a liability position are included in the line item "Interest rate swap liability" in the consolidated balance sheets at fair value. The LIBO rate as of June 30, 2021 (effective date) was 0.10%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2021	2020
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) recognized in AOCI on derivatives	$(9,796)	$(38,723)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(7,036)	$1,613
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$42,177	$39,007
During the twelve months subsequent to June 30, 2021, the Company estimates that an additional $13.8 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2021 and December 31, 2020, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $37.2 million and $54.0 million, respectively. As of June 30, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

7.      Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Prepaid tenant rent	$23,615	$20,780
Real estate taxes payable	13,433	15,380
Accrued tenant improvements	10,782	30,011
Interest payable	11,005	9,147
Deferred compensation	8,895	10,599
Property operating expense payable	7,492	8,473
Other liabilities	26,218	20,044
Total	$101,440	$114,434

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

8.    Fair Value Measurements

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2021 and the year ended December 31, 2020.

The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2021 and December 31, 2020:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2021
Interest Rate Swap Liability	$(37,205)	$—	$(37,205)	$—
Corporate Owned Life Insurance Asset	$6,753	$—	$6,753	$—
Mutual Funds Asset	$5,258	$5,258	$—	$—
Deferred Compensation Liability	$(8,895)	$—	$(8,895)	$—

December 31, 2020
Interest Rate Swap Liability	$(53,975)	$—	$(53,975)	$—
Corporate Owned Life Insurance Asset	$4,454	$—	$4,454	$—
Mutual Funds Asset	$6,643	$6,643	$—	$—
Deferred Compensation Liability	$(10,599)	$—	$(10,599)	$—

Real Estate
For the six months ended June 30, 2021, in connection with the preparation and review of the Company's financial statements, the Company determined that two of the Company's properties were impaired based on expected hold period and selling price. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the six months ended June 30, 2021:

	Range of Inputs or Inputs
Unobservable Inputs:	2200 Channahon Road	Houston Westway I
Expected selling price per square foot	$8.30	$72.90
Estimated hold period	Less than one year	Less than one year
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

consolidated financial statements substantially approximate their fair value as of June 30, 2021 and December 31, 2020. The fair value of the ten mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	June 30, 2021		December 31, 2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$357,049	$375,000	$355,823	$375,000
BOA/KeyBank Loan	261,885	250,000	263,454	250,000
AIG Loan II	120,944	125,710	121,011	126,792
AIG Loan	102,047	102,889	102,033	103,870
Midland Mortgage Loan	97,313	97,077	97,709	98,155
Samsonite Loan	20,271	19,648	21,030	20,165
HealthSpring Mortgage Loan	20,072	19,940	20,462	20,208
Pepsi Bottling Ventures Loan	18,686	18,404	18,942	18,587
Highway 94 Loan	13,953	14,215	14,447	14,689
Emporia Partners Mortgage Loan	1,397	1,377	1,654	1,627
Total	$1,013,617	$1,024,260	$1,016,565	$1,029,093
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2021 and December 31, 2020. See Note 5, Debt, for details.

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
As of June 30, 2021, there were 562,857 shares of Class T common stock, 1,800 shares of Class S common stock, 41,705 shares of Class D common stock, 1,906,996 shares of Class I common stock, 24,476,465 shares of Class A common stock, 47,527,441 shares of Class AA common stock, 923,897 shares of Class AAA common stock, and 248,469,456 shares of Class E common stock outstanding.
Common Equity
As of June 30, 2021, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of June 30, 2021, there were 323,910,617 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Termination of Follow-On Offering
On February 26, 2020, the Board approved the temporary suspension of the primary portion of the Company’s follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP (the “Follow-On Offering”), effective February 27, 2020. The Follow-On Offering terminated with the expiration of the registration statement on Form S-11 (Registration No. 333-217223), as amended, on September 20, 2020.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
The following table summarizes the DRP offerings, by share class, as of June 30, 2021:

Share Class	Amount	Shares
Class A	$8,765	950,007
Class AA	17,273	1,871,708
Class AAA	263	28,482
Class D	18	1,922
Class E	306,201	31,727,673
Class I	393	42,206
Class S	—	12
Class T	155	16,682
Total	$333,068	34,638,692
As of June 30, 2021 and December 31, 2020, the Company had issued approximately $333.1 million and $318.2 million in shares pursuant to the DRP offerings, respectively.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

The following table summarizes share redemption (excluding the self-tender offer) activity during the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Shares of common stock redeemed	871,550	301	1,643,814	548,613
Weighted average price per share	$9.06	$9.33	$9.01	$9.32

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Since July 31, 2014 and through June 30, 2021, the Company had redeemed 27,716,267 shares (excluding the self-tender offer) of common stock for approximately $260.1 million at a weighted average price per share of $9.38 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. As described above, the SRP was partially reinstated, effective August 17, 2020, for redemptions sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, subject to a quarterly cap on aggregate redemptions equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. During the three months ended June 30, 2021, the Company received redemption requests (including those due to death, disability or incapacitation) for 437,298 shares of common stock that were not redeemed during the current quarter.
Issuance of Restricted Stock Units to Executive Officers and Employees
On May 1, 2019, the Company issued 1,009,415 restricted stock units ("RSUs") to the Company's officers under the Employee and Director Long-Term Incentive Plan of Griffin Capital Essential Asset REIT II, Inc. ( the "LTIP"). Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock unit award agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the restricted stock unit award agreements. The shares of Class E common stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The fair value of grants issued was approximately $9.7 million. As of June 30, 2021, there was $3.4 million of unrecognized compensation expense remaining over two years.
On January 15, 2020, the Company issued 589,248 RSUs to Company employees, including officers, under the LTIP. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock award agreement. The remaining RSUs are scheduled to vest in equal, 25% installments on each of December 31, 2021, 2022 and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective restricted stock unit award agreement. The fair value of grants issued was approximately $5.5 million. Forfeitures on the Company's restricted stock units are recognized as they occur. As of June 30, 2021, there was $2.7 million of unrecognized compensation expense remaining over three years.

On January 22, 2021, the Company issued 1,071,347 RSUs to Company employees, including officers, under the Griffin Realty Trust, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan (the "Amended and Restated LTIP"). Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective RSU agreement and 1/3 of the RSUs are scheduled to vest equally on each of December 31, 2021, 2022, and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU agreement. The fair value of grants issued was approximately $9.6 million. As of June 30, 2021, there was $7.0 million of unrecognized compensation expense remaining over three years.
On March 25, 2021, the Company issued 547,908 RSUs to Company employees, including officers, under the Amended and Restated LTIP. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective RSU agreement and 1/4 of the RSUs are scheduled to vest equally on each of March 25, 2022, 2023, 2024, and 2025, provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU agreement. The fair value of grants issued was approximately $4.9 million. As of June 30, 2021, there was $4.6 million of unrecognized compensation expense remaining over four years.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

On March 1, 2021, the Company issued 3,901 shares of restricted stock as an initial equity grant to each of the three former directors of CCIT II who were appointed to the Board in connection with the CCIT II Merger. The shares of restricted stock vested fully upon issuance.
On June 15, 2021, the Company issued 49,614 shares of restricted stock to the Board. The fair value of grants issued was approximately $0.4 million. The shares of restricted stock vested 50% upon issuance and the remaining will vest one year from the grant date.
Total compensation expense for the three months ended June 30, 2021 and 2020 was approximately $2.1 million and $1.1 million, respectively.

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2019	757,061
Granted	589,248	$9.35
Forfeited	(3,744)	$9.35
Vested	(398,729)	$9.48
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(98,323)	$9.13
Vested(1)	(158,599)	$9.22
Balance at June 30, 2021	2,306,169
(1) Total shares vested include 83,027 shares of common stock that were tendered by employees during the six months ended June 30, 2021 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.
10.    Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the GRT OP in which the Company is the general partner. General partnership units and limited partnership units of the GRT OP were issued as part of the initial capitalization of the GRT OP and GCEAR II Operating Partnership, in conjunction with members of management's contribution of certain assets, other contributions, and in connection with the self-administration transaction as discussed in Note 1, Organization.
As of June 30, 2021, noncontrolling interests were approximately 9.0% of total shares and 9.6% of weighted average shares outstanding (both measures assuming GRT OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GRT OP, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

As of June 30, 2021, the limited partners of the GRT OP owned approximately 31.8 million GRT OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the self-administration transaction and other services. Approximately 20.4 million GRT OP Units issued to affiliates had a mandatory hold period until December 2020 and had no voting rights until the units convert to common shares. In addition, 0.2 million GRT OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GRT OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GRT OP Units in the respective transaction.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The limited partners of the GRT OP, other than those related to the Will Partners REIT, LLC ("Will Partners") property contribution, will have the right to cause the general partner of the GRT OP, the Company, to redeem their GRT OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their GRT OP Units by issuing one share of the Company’s common stock for the original redemption value of each limited partnership unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2021 and year ended December 31, 2020:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Beginning balance	$226,550	$245,040
Reclass of noncontrolling interest subject to redemption	(62)	224
Repurchase of noncontrolling interest	—	(1,137)
Issuance of stock dividend for noncontrolling interest	—	1,068
Distributions to noncontrolling interests	(5,426)	(13,306)
Allocated distributions to noncontrolling interests subject to redemption	(9)	(29)
Net (loss)	(277)	(1,732)
Other comprehensive income (loss)	1,782	(3,578)
Ending balance	$222,558	$226,550

Noncontrolling interests subject to redemption
Operating partnership units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The partners holding these units can cause the general partner to redeem the units for the cash value, as defined in the GRT OP agreement. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these limited partners is allocated proportionately between common stockholders and other noncontrolling interests that are not considered redeemable.

11. Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the six months ended June 30, 2021 and 2020, respectively, and any related amounts receivable and payable as of June 30, 2021 and December 31, 2020:

	Incurred for the Six Months Ended		Receivable as of
	June 30,		June 30,	December 31,
	2021	2020	2021	2020
Assets Assumed through the Self-Administration Transaction
Other fees	$—	$64	$294	$293
Due from GCC
Reimbursable Expense Allocation	—	16	4	4
Payroll/Expense Allocation	10	199	250	1,114
Total	$10	$279	$548	$1,411

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Six Months Ended		Payable as of
	June 30,		June 30,	December 31,
	2021	2020	2021	2020
Expensed
Costs advanced by the advisor	$1,070	$994	$611	$1,085
Consulting fee - shared services	1,260	1,250	324	695
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	230	262
Stockholder Servicing Fee	—	—	91	494
Other
Distributions	4,308	6,169	715	736
Total	$6,638	$8,413	$1,971	$3,272
Dealer Manager Agreement
The Company entered into a dealer manager agreement and associated form of participating dealer agreement (the "Dealer Manager Agreement") with the dealer manager for the Follow-On Offering. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's initial public offering ("IPO"), except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Note 9, Equity.
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company required payment to the dealer manager of a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrued daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month.
Conflicts of Interest
Affiliated Former Dealer Manager
Since Griffin Capital Securities, LLC, the Company's former dealer manager, is an affiliate of the Company's former sponsor, the Company did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's former dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc. and Griffin-American Healthcare REIT IV, Inc., each of which are publicly-registered, non-traded REITs, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager or master placement agent for various private offerings.
Administrative Services Agreement
In connection with the EA Mergers, the Company assumed, as the successor of EA-1 and the GRT OP, an Administrative Services Agreement (the "Administrative Services Agreement"), pursuant to which Griffin Capital Company, LLC ("GCC") and Griffin Capital, LLC ("GC LLC") continue to provide office space and certain operational and administrative services at cost to the GRT OP, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC ("GRECO"), which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, customer service, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until the Company elects to provide such space and/or services for itself or through another provider, which amount is initially $0.2 million per month, based on an approved budget. Such costs are reconciled quarterly and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Certain Conflict Resolution Procedures
Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and affiliates. See the Company's Code of Ethics available at the "Governance Documents" subpage of the investors section of the Company's website at www.grtreit.com for a detailed description of the Company's conflict resolution procedures.
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
The Company recognized $182.3 million and $155.7 million of lease income related to operating lease payments for the six months ended June 30, 2021 and 2020, respectively.
The Company's current leases have expirations ranging from 2021 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2021:

As of June 30, 2021
2021	$189,849
2022	377,839
2023	363,273
2024	320,238
2025	278,112
Thereafter	1,228,266
Total	$2,757,577
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2021, the Company had four ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately four years and no option to renew.
The Company incurred operating lease costs of approximately $1.8 million for each of the six months ended June 30, 2021 and 2020, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.8 million for each of the six months ended June 30, 2021 and 2020.
The following table sets forth the weighted-average for the lease term and the discount rate as of June 30, 2021:

Lease Term and Discount Rate	As of June 30, 2021
Weighted-average remaining lease term in years.	74 years
Weighted-average discount rate (1)	4.82%

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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
Maturities of lease liabilities as of June 30, 2021 were as follows:

	As of June 30, 2021
	Operating	Financing
2021	$843	$345
2022	1,730	350
2023	1,795	355
2024	1,830	360
2025	1,782	370
2026	1,716	375
Thereafter	284,449	3,820
Total undiscounted lease payments	294,145	5,975
Less: imputed interest	(247,242)	(2,262)
Total lease liabilities	$46,903	$3,713

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
14.    Declaration of Distributions
On March 25, 2021, the Board (i) approved the declaration of distributions on a quarterly basis, as opposed to monthly, beginning with distributions for the period commencing on April 1, 2021 and ending on June 30, 2021; and (ii) declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on April 1, 2021 and ending on June 30, 2021. The Company paid such distributions to each stockholder of record on May 3, 2021, June 1, 2021 and July 1, 2021, respectively.
On June 15, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on July 1, 2021 and ending on September 30, 2021. The Company intends to pay distributions for said period to each stockholder of record at such time after the end of each month during the period as determined by the Company's Chief Executive Officer.

15.    Subsequent Events
DRP Offering
As of August 3, 2021, the Company had issued 35,224,178 shares of the Company’s common stock pursuant to the DRP offerings for approximately $338.4 million (includes historical amounts sold by EA-1 prior to the EA Mergers).
Third Amendment to Second Amended and Restated Credit Agreement
On July 14, 2021, Company, through the GRT OP, entered into the Third Amendment (the "Third Amendment") to the Second Amended and Restated Credit Agreement. The Third Amendment amended the Second Amended and Restated Credit Agreement to decrease the applicable interest rate margin for the $150M 7-Year Term Loan. After giving effect to the Third Amendment, the $150M 7-Year Term Loan will accrue interest, at the GRT OP's election, at a per annum rate equal to either (i) the LIBOR plus an applicable margin ranging from 1.25% to 2.15% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.15%, in each case such applicable margin to be based on the Company's consolidated leverage ratio. Under the Second Amended and Restated Credit Agreement, the applicable margin for LIBOR based loans was 1.65% to 2.50% and for base rate loans was 0.65% to 1.50%, in each case based on the Company's consolidated leverage ratio. All other terms of the Second Amended and Restated Credit Agreement are unchanged. No new term loan borrowings were incurred under the Third Amendment. The applicable rate for the $150M 7-Year Term Loan decreased 35 basis points from 1.75% to 1.40%.

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
Overview
Griffin Realty Trust, Inc. is an internally managed, publicly-registered, non-traded REIT. We are a multi-billion-dollar enterprise committed to creating exceptional value for all of our stakeholders through the ownership and operation of a diversified portfolio of strategically-located, high-quality, business-essential office and industrial properties that are primarily net leased to single tenants we have determined to be creditworthy and nationally-recognized, single tenants.
The GRT platform was founded in 2009 and we have since grown to become one of the largest office and industrial-focused net-lease REITs in the United States. Since our founding, our mission has been consistent – to generate long-term results for our stockholders by combining the durability of high-quality corporate tenants, the stability of net leases and the power of proactive management. To achieve this mission, we leverage the skills and expertise of our employees, who have experience across a range of disciplines including acquisitions, dispositions, asset management, property management, development, finance, law and accounting. They are led by an experienced senior management team with an average of approximately 30 years of commercial real estate experience.
On July 1, 2021, we changed our name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and our operating partnership changed its name from Griffin Capital Essential Asset Operating Partnership L.P. to GRT OP, L.P.
On March 1, 2021, we completed our previously announced acquisition of Cole Office & Industrial REIT (CCIT II), Inc. ("CCIT II") for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the "CCIT II Merger"). This transaction is a continuation of our strategy since inception to strategically grow the portfolio with assets consistent with our investment strategy, improve our portfolio statistics, strengthen the balance sheet, and maximize stockholder value. At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock was converted into the right to receive 1.392 shares of our Class E common stock.

As of June 30, 2021, we owned 121 properties (including one land parcel held for future development) in 26 states. Our contractual net rent for the 12-month period subsequent to June 30, 2021 is expected to be approximately $358.0 million with approximately 63.3% expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy. As of June 30, 2021 our portfolio was approximately 95.0% leased (based on square footage), 94.8% occupied (based on square footage) with a weighted average remaining lease term of 6.6 years, weighted average annual rent increases of approximately 2.0%.
COVID-19 and Outlook
We are closely monitoring the continued impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted, and may continue to impact, our tenants and business partners. The COVID-19 pandemic in many countries, including the United States, has significantly adversely impacted global economic activity and has contributed to volatility and pressure in financial markets. Many countries, including the United States, have reacted to the COVID-19 pandemic by instituting various levels of quarantines, business and school closures and travel restrictions. Certain states and cities, including those where we own properties and where our principal place of business is located, have instituted similar measures, including various levels of “shelter in place” rules, and restrictions on the types of business that may continue to operate at full capacity. We cannot predict when restrictions currently in place will be lifted to some extent or entirely, and to whether or not restrictions though currently lifted, may later be put back in place. As a result, the COVID-19 pandemic has negatively impacted almost every industry, directly or indirectly, including industries in which we and our tenants operate, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. Demand for office space nationwide has declined and may continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy.
While we did not incur significant disruptions from the COVID-19 pandemic during the three and six months ended June 30, 2021, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties, and our financial condition, including our NAV per share, results of operations, cash flows, performance, or our ability to satisfy our debt obligations and/or to maintain our level of distributions to our stockholders may be adversely impacted or disrupted. We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of August 2, 2021, we received April-July 2021 rent payments from 100% of our portfolio. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the April-July collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.

While the long-term impact of the COVID-19 pandemic on our business is not yet known, our management believes we are well-positioned from a liquidity perspective with $510.5 million of immediate liquidity as of June 30, 2021, consisting of  $376.5 million undrawn on our $750 million senior unsecured revolving credit facility (the" Revolving Credit Facility") and $134.0 million of cash on hand. Included in these amounts is $125.0 million from our Revolving Credit Facility that we borrowed in April 2020 for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. Additionally, our Second Amendment to the Second Amended and Restated Credit Agreement increased our credit facility availability from $1.5 billion to $1.9 billion. See Part I "Item 1A. Risk Factors", contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion about risks that COVID-19 directly or indirectly may pose to our business.

Our primary focus continues to be protecting the health and well-being of our employees and ensuring that there is limited operational disruption as a result of the COVID-19 pandemic. Some of the primary steps we have taken to accomplish these objectives were: (1) initially instituting elective telework arrangements and then following with mandatory telework arrangements with minor exceptions for certain “essential” business functions, (2) capital investment in technology solutions and hardware, as necessary, to allow for a fully remote workforce, (3) mandatory self-quarantines where necessary, (4) recommendations and FAQs to all employees regarding best practices to avoid infection, as well as steps to take in the event of an infection, (5) temporary prohibition of business travel, other than essential business travel approved by management, and (6) creation of an internal COVID-19 task force to discuss additional safety measures to ensure the safe return of our employees to the office, which plans will be finalized in accordance with applicable local guidelines, when such guidelines are established.
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

On February 26, 2020, our Board approved the temporary suspension of the primary portion of our Follow-On Offering, effective February 27, 2020. The Follow-On Offering terminated with the expiration of the registration statement on September 20, 2020. After March 31, 2020, we (i) ceased publishing a daily estimate of our NAV per share; (ii) are continuing our internal procedures for calculating NAV per share; and (iii) will continue to publish updated estimates of our NAV per share on a quarterly basis. We published our June 30, 2021 NAV per share on July 16, 2021.
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

Set forth below are the components of our NAV as of June 30, 2021 and March 31, 2021, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	June 30, 2021	March 31, 2021
Real Estate Asset Fair Value	$5,616,905	$5,627,947
Investments in Unconsolidated Entities	—	4,100
Goodwill (Management Company Value)	230,000	230,000
Interest Rate Swap (Unrealized Loss)	(39,317)	(39,823)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets, net	96,635	60,948
Total Debt at Fair Value	(2,537,117)	(2,535,135)
Consolidated NAV	$3,242,106	$3,223,037

Total Shares and OP Units Outstanding	356,167,456	356,040,604
Consolidated NAV per share	$9.10	$9.05

Our independent valuation firm utilized the following approaches in calculating our NAV in accordance with our valuation procedures: (i) the discounted cash flow approach for 95 of the properties owned by us prior to the acquisition of the CCIT II Properties (as defined below), (ii) the allocated purchase price for each of the 26 properties in the CCIT II portfolio ("CCIT II Properties") acquired in March 2021, and (iii) the sales comparison approach for the Lynwood land parcel.
The allocated purchase price of all of the CCIT II Properties, including transaction costs, was approximately $1.3 billion, which is included in Gross Real Estate Asset Value. Other Assets, net is higher primarily due to cash proceeds from the sale of two properties and income in excess of distributions during the quarter by us.
The following summarizes the range of cash flow discount rates and terminal capitalization rates for the 95 properties using the discounted cash flow approach:

	Range		Weighted Average
Cash Flow Discount Rate (discounted cash flow approach)	5.50%	10.25%	7.49%
Terminal Capitalization Rate (discounted cash flow approach)	4.75%	9.75%	6.71%

The following table sets forth the changes to the components of NAV for the Company and the reconciliation of NAV changes for each class of shares (in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of March 31, 2021	$5,142	$16	$379	$17,421	$2,256,086	$654,889	$289,104	$3,223,037
Fund level changes to NAV
Unrealized gain on net assets	77	—	5	262	33,809	9,844	4,338	48,335
Unrealized gain (loss) on interest rate swaps	1	—	(1)	3	355	103	45	506
Dividend accrual	(36)	—	(4)	(166)	(21,591)	(6,368)	(2,778)	(30,943)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(13)	—	—	—	—	—	—	(13)
NAV as of June 30, 2021 before share/unit sale/redemption activity	$5,171	$16	$379	$17,520	$2,268,659	$658,468	$290,709	$3,240,922

Unit sale/redemption activity- Dollars
Amount sold	$22	$—	$3	$45	$5,348	$2,760	$—	$8,178
Amount redeemed and to be paid	—	—	—	—	(6,200)	(794)	—	(6,994)
NAV as of June 30, 2021	$5,193	$16	$382	$17,565	$2,267,807	$660,434	$290,709	$3,242,106

Shares/units outstanding as of March 31, 2021	560,459	1,802	41,399	1,902,063	248,838,543	72,857,439	31,838,899	356,040,604
Shares/units sold	2,393	—	310	4,937	591,611	308,101	—	907,352
Shares/units redeemed	—	—	—	—	(691,164)	(89,336)	—	(780,500)
Shares/units outstanding as of June 30, 2021	562,852	1,802	41,709	1,907,000	248,738,990	73,076,204	31,838,899	356,167,456

NAV per share as of March 31, 2021	$9.17	$9.17	$9.16	$9.16	$9.07	$8.99
Change in NAV per share/unit	0.06	0.05	0.05	0.05	0.05	0.05
NAV per share as of June 30, 2021	$9.23	$9.22	$9.21	$9.21	$9.12	$9.04
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Revenue Concentration
No tenant or property, based on contractual net rents for the 12-month period subsequent to June 30, 2021, pursuant to the respective in-place leases, was greater than 3.5% as of June 30, 2021.
The percentage of contractual net rents for the 12-month period subsequent to June 30, 2021 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Contractual Net Rent(1) (unaudited)	Number of Properties	Percentage of Contractual Net Rent
Texas	$41,603	14	11.6%
California	39,301	9	11.0
Arizona	33,745	10	9.4
Ohio	29,634	12	8.3
Georgia	24,380	5	6.8
Illinois	23,117	7	6.4
New Jersey	18,102	5	5.1
North Carolina	17,420	9	4.9
Massachusetts	15,277	5	4.3
Colorado	15,157	6	4.2
All Others (2)	100,306	39	28.0
Total	$358,042	121	100.0%

(1)     Contractual net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to June 30, 2021 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.
(2)     All others are 3.9% or less of total contractual net rents on an individual state basis.
The percentage of contractual net rent for the 12-month period subsequent to June 30, 2021, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Contractual Net Rent	Number of Lessees	Percentage of Contractual Net Rent
Capital Goods	$46,694	20	13.0%
Health Care Equipment & Services	31,003	11	8.6
Retailing	30,216	8	8.4
Materials	28,631	8	8.0
Consumer Services	27,049	11	7.6
Insurance	26,663	11	7.5
Telecommunication Services	21,556	6	6.0
Technology Hardware & Equipment	19,846	7	5.5
Diversified Financials	18,831	5	5.3
Consumer Durables & Apparel	18,052	8	5.0
All Others (2)	89,501	36	25.1
Total	$358,042	131	100%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.8% of total contractual net rents on an individual industry basis.

The percentage of contractual net rent for the 12-month period subsequent to June 30, 2021, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Contractual Net Rent	Contractual Percentage of Net Rent
Amazon.com Inc	$12,512	3.5%
General Electric Company	$11,563	3.2%
Keurig Green Mountain, Inc.	$11,419	3.2%
Wood Group Mustang, Inc.	$9,918	2.8%
Southern Company Services, Inc.	$8,955	2.5%
McKesson Corporation	$8,900	2.5%
Cigna Corporation	$8,426	2.4%
LPL Holdings, Inc.	$8,356	2.3%
Freeport Minerals Corporation	$7,720	2.2%
State Farm Mutual Automobile Insurance Company	$7,431	2.1%
The tenant lease expirations by year based on contractual net rent for the 12-month period subsequent to June 30, 2021 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Contractual Net Rent	Number of Leases	Approx. Square Feet	Contractual Percentage of Net Rent
2021	$1,459	3	298,800	0.4%
2022	12,754	10	1,049,300	3.6
2023	31,858	13	1,587,300	8.9
2024	48,783	21	4,448,700	13.6
2025	37,068	22	2,776,800	10.4
2026	29,796	12	2,496,200	8.3
>2027	196,324	71	15,020,500	54.8
Vacant	—	—	1,464,590	—
Total	$358,042	152	29,142,190	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 2.7% of our base rental revenue will expire during the period from July 1, 2021 to June 30, 2022. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from July 1, 2021 to June 30, 2022, thereby resulting in revenue that may differ from the current in-place rents.
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

Same Store Analysis
For the three months ended June 30, 2021, our "Same Store" portfolio consisted of 95 properties, encompassing approximately 25.2 million square feet, with an acquisition value of $4.0 billion and contractual net rent for the 12-month period subsequent to June 30, 2021 of $286.9 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 95 properties for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$95,717	$103,167	$(7,450)	(7)%
Property operating expense	11,998	12,098	(100)	(1)%
Property management fees to non-affiliates	834	769	65	8%
Property tax expense	9,010	9,107	(97)	(1)%
Depreciation and amortization	40,846	38,580	2,266	6%
Rental Income
The decrease in rental income of approximately $7.5 million compared to the same period a year ago primarily is a result of (1) an approximately $8.4 million decrease in termination income in the current year compared to the prior year, primarily related to the Nokia, Inc. termination in the prior year; and (2) approximately $1.4 million in expiring leases and terminations; offset by (3) an approximately $1.8 million increase in current quarter leasing activity and amendments to existing leases; and (4) approximately $0.6 million in prior year operating expenses concessions expirations and common area management reconciliations.
Depreciation and Amortization
Depreciation and amortization increased by approximately $2.3 million as a result of (1) approximately $1.3 million as a result of accelerated amortization of intangibles due to three early terminated leases; and (2) approximately $0.5 million in additions to fixed assets as the result of tenant improvements placed in service subsequent to June 30, 2020.
For the six months ended June 30, 2021, our "Same Store" portfolio consisted of 94 properties, encompassing approximately 24.7 million square feet, with an acquisition value of $4.0 billion and net rents of $285.1 million subsequent to June 30, 2021. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 94 properties for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$188,317	$195,848	$(7,531)	(4)%
Property operating expense	24,754	24,879	(125)	(1)%
Property management fees to non-affiliates	1,686	1,608	78	5%
Property tax expense	18,189	18,146	43	0%
Depreciation and amortization	79,605	77,660	1,945	3%
Rental Income
The decrease in rental income of approximately $7.5 million compared to the same period a year ago primarily is a result of (1) an approximately $10.3 million increase in termination income in the prior year; and (2) approximately $4.4 million in expiring and early terminated leases; and offset by (3) an approximately $5.8 million increase in current period leasing activity and amendments to existing tenant leases; and (4) approximately $1.1 million of fully amortized and written off intangibles in the current period due to terminations or amendments to existing leases.
Portfolio Analysis
Comparison of the Three Months Ended June 30, 2021 and 2020
The following table provides summary information about our results of operations for the three months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$118,824	$105,427	$13,397	13%
Property operating expense	14,797	12,922	1,875	15%
Property tax expense	9,678	9,413	265	3%
Property management fees to non-affiliates	1,017	839	178	21%
General and administrative expenses	10,198	7,408	2,790	38%
Corporate operating expenses to affiliates	635	625	10	2%
Depreciation and amortization	55,109	39,881	15,228	38%
Impairment provision	—	12,623	(12,623)	(100)%
Interest expense	21,492	19,046	2,446	13%
(Loss) from investment in unconsolidated entities	—	(1,444)	1,444	(100)%
(Loss) Gain from disposition of asset	(320)	4,268	(4,588)	(107)%

Rental Income
The increase in rental income of approximately $13.4 million compared to the same period a year ago is primarily the result of (1) approximately $22.8 million primarily related to the CCIT II Merger during the current year; (2) approximately $1.4 million in current quarter leasing activity and amendments to existing tenant leases; and (3) approximately $0.7 million in prior year operating expenses concessions expirations and common area management reconciliations; offset by (4) approximately $8.4 million in lower termination income compared to the same period a year ago; (5) approximately $1.4 million in expiring leases and terminations; and (6) approximately $1.5 million as a result of two properties sold subsequent to June 30, 2020.
Property Operating Expense
The increase in property operating expense of approximately $1.9 million during the three months ended June 30, 2021 compared to the same period a year ago is primarily the result of (1) approximately $2.6 million related to the CCIT II Merger; and (2) approximately $0.1 million in timing of repair and maintenance services performed; offset by (3) approximately $0.5 million as a result of two properties being sold subsequent to June 30, 2020.

General and Administrative Expenses
General and administrative expenses increased by approximately $2.8 million compared to the same period a year ago primarily due to (1) approximately $1.0 million in restricted stock unit expense as a result of units vesting during 2021 to our board of directors and the amortization of 2021 restricted stock unit grants; (2) an approximately $0.4 million state tax expense related to the CCIT II properties; (3) an approximately $0.4 million increase as a result of profit sharing expense; and (4) approximately $0.4 million in professional fees.
Depreciation and Amortization
Depreciation and amortization increased by approximately $15.2 million as a result of (1) approximately $14.3 million as a result of the CCIT II Merger during the three months ended June 30, 2021; and (2) approximately $1.3 million as a result of accelerated amortization of intangibles due to three early terminated leases; offset by (3) approximately $1.1 million as a result of three properties being sold subsequent to June 30, 2020.
Impairment Provision
The decrease in impairment provision of approximately $12.6 million for the three months ended June 30, 2021 compared to the same period a year ago is primarily the result of no impairments in the current period compared to two properties in the prior year.
Interest Expense
The increase of approximately $2.4 million in interest expense for the three months ended June 30, 2021 as compared to the same period in the prior year is primarily the result of (1) approximately $1.8 million of interest and financing cost expense related to the $400M 5-Year Term Loan 2025 (as defined below); and (2) approximately $0.7 million as a result of a higher effective interest rate on our swaps in the current year compared to the same period in the prior year.
Loss from Investment in Unconsolidated Entities
The decrease of approximately $1.4 million in loss from investment in unconsolidated entities for the three months ended June 30, 2021 as compared to the same period in the prior year is primarily the result of an other-than-temporary impairment loss and the liquidation of our unconsolidated investment in the prior period.
Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $4.6 million compared to the same period a year ago is primarily the result of the timing of property sales in each period.
Comparison of the Six Months Ended June 30, 2021 and 2020
The following table provides summary information about our results of operations for the six months ended June 30, 2021 and 2020 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$220,179	$201,155	$19,024	9%
Property operating expense	29,242	27,893	1,349	5%
Property tax expense	19,357	18,961	396	2%
Property management fees to non-affiliates	1,998	1,748	250	14%
General and administrative expenses	19,667	15,073	4,594	30%
Corporate operating expenses to affiliates	1,260	1,250	10	1%
Depreciation and amortization	99,447	81,029	18,418	23%
Impairment provision	4,242	12,623	(8,381)	(66)%
Interest expense	42,177	39,007	3,170	8%
Loss from investment in unconsolidated entities	8	(2,071)	2,079	(100)%
Gain from disposition of asset	(326)	4,268	(4,594)	(108)%

Rental Income
The increase in rental income of approximately $19.0 million compared to the same period a year ago is primarily the result of (1) approximately $30.8 million primarily related to the CCIT II Merger during the year; (2) approximately $5.8 million in current quarter leasing activity and amendments to existing tenant leases; and (3) approximately $0.6 million in prior year operating expenses concessions expirations and common area management reconciliations; offset by (4) approximately $10.3 million in lower termination income, which includes termination income in the current year from the following tenants: Waste Management of Arizona, Inc., Intermec Technologies Corp., and Randstad Professionals US, compared to the same period a year ago; (5) approximately $4.4 million in expiring leases and terminations; and (6) approximately $4.5 million as a result of the sale of two properties subsequent to June 30, 2020.
Property Operating Expense
The increase in property operating expense of approximately $1.3 million during the six months ended June 30, 2021 compared to the same period a year ago is primarily the result of (1) approximately $3.6 million related to the CCIT II Merger during the year; (2) approximately $0.3 million in timing of repair and maintenance services performed; offset by (3) approximately $2.0 million as a result of three properties sold subsequent to June 30, 2020.
General and Administrative Expenses
General and administrative expenses increased by approximately $4.6 million compared to the same period a year ago primarily due to (1) approximately $1.7 million in restricted stock unit expense as a result of units vesting during the six months ended June 30, 2021 to our board of directors and the amortization of 2021 restricted stock unit grants; (2) approximately $1.0 million increase as a result of profit sharing expense and other payroll expenses; and (3) approximately $0.9 million in state tax payments related to the CCIT II properties.
Depreciation and Amortization
Depreciation and amortization increased by approximately $18.4 million as a result of (1) approximately $19.1 million as a result of the CCIT II Merger during the six months ended June 30, 2021; and (2) $1.7 million related to fixed asset additions subsequent to June 30, 2020; offset by (3) approximately $2.6 million related to accelerated amortization on terminated leases in the prior period and sold assets subsequent to June 30, 2020.
Impairment Provision
The decrease in impairment provision of approximately $8.4 million for the six months ended June 30, 2021 compared to the same period a year ago is primarily the result of larger impairments at two properties in the prior period: 2200 Channahon Road and Houston Westway I.
Interest Expense
The increase of approximately $3.2 million in interest expense for the six months ended June 30, 2021 as compared to the same period in the prior year is primarily the result of (1) approximately $2.6 million of interest and financing cost expense related to the $400M 5-Year Term Loan 2025 and (2) approximately $0.9 million as a result of a higher effective interest rate on our swaps in the current year compared to the same period in the prior year.
Loss from Investment in Unconsolidated Entities
The decrease of approximately $2.1 million in loss from investment in unconsolidated entities as compared to the same period in the prior year is primarily the result of approximately $1.9 million related to an other-than-temporary impairment loss on our investments in the unconsolidated Digital Realty Trust, Inc. joint venture in the prior period.
Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $4.6 million compared to the same period a year ago is primarily the result of the timing of property sales in each period.

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
Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$5,678	$5,848	$2,687	$8,822
Adjustments:
Depreciation of building and improvements	32,733	23,525	59,279	46,198
Amortization of leasing costs and intangibles	22,472	16,428	40,335	34,975
Impairment provision	—	12,623	4,242	12,623
Equity interest of depreciation of building and improvements - unconsolidated entities	—	715	—	1,438
Equity interest of amortization of intangible assets - unconsolidated entities	—	593	—	1,751
Loss (Gain) from disposition of assets	320	(4,268)	326	(4,268)
Equity interest of gain on sale - unconsolidated entities	—	—	(8)	—
Impairment of unconsolidated entities	—	1,906	—	1,906
FFO	61,203	57,370	106,861	103,445
Distribution to redeemable preferred shareholders	(2,359)	(2,047)	(4,718)	(4,094)
FFO attributable to common stockholders and limited partners	$58,844	$55,323	$102,143	$99,351
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$58,844	$55,323	$102,143	$99,351
Adjustments:
Revenues in excess of cash received, net	(6,092)	(8,679)	(6,543)	(12,440)
Amortization of share-based compensation	2,117	1,140	3,830	2,124
Deferred rent - ground lease	516	516	1,032	1,032
Unrealized loss (gain) on investments	(30)	(124)	(36)	12
Amortization of above/(below) market rent, net	(444)	(477)	207	(1,240)
Amortization of debt premium/(discount), net	102	102	203	206
Amortization of ground leasehold interests	(96)	(72)	(168)	(144)
Amortization of other intangibles	372	—	499	—
Non-cash earn-out adjustment	—	—	—	(2,581)
Financed termination fee payments received	—	1,500	—	3,000
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	271	—	505
Company's share of amortization of above market rent - unconsolidated entity	—	495	—	1,419
Write-off of transaction costs	13	2	46	52
AFFO available to common stockholders and limited partners	$55,302	$49,997	$101,213	$91,296
FFO per share, basic and diluted	$0.17	$0.21	$0.31	$0.38
AFFO per share, basic and diluted	$0.16	$0.19	$0.31	$0.35

Weighted-average common shares outstanding - basic EPS	324,433,017	229,879,280	$293,909,092	229,844,960
Weighted-average OP Units	31,838,890	31,405,492	31,838,890	31,411,333
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	356,271,907	261,284,772	325,747,982	261,256,293

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
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the "Third Amendment"), the “Second Amended and Restated Credit Agreement”), with KeyBank, National Association (“KeyBank”), as administrative agent, and a syndicate of lenders, we, through GRT OP, L.P., a Delaware limited partnership and a subsidiary of the Company (the “GRT OP”), as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the "$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of June 30, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms of the Second Amended and Restated Credit Agreement as of June 30, 2021, the interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
On March 1, 2021, we exercised our right to draw on the $400M 5-Year Term Loan 2025 to repay CCIT II's existing debt balance in connection with the CCIT II Merger.
On July 14, 2021, we, through the GRT OP, entered into the Third Amendment which amended the Second Amended and Restated Credit Agreement to decrease the applicable interest rate margin for the $150M 7-Year Term Loan.
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
The following table sets forth a summary of the interest rate swaps at June 30, 2021 and December 31, 2020 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(610)	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(453)	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(392)	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(10,469)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(8,405)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(8,404)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(8,472)	(11,225)	100,000	100,000
Total				$(37,205)	$(53,975)	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2021, derivatives where in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.
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
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of June 30, 2021, we had sold 34,638,692 shares for approximately $333.1 million in our DRP Offering.

Share Class	Amount (dollars in thousands)	Shares
Class A	$8,765	950,007
Class AA	17,273	1,871,708
Class AAA	263	28,482
Class D	18	1,922
Class E	306,201	31,727,673
Class I	393	42,206
Class S	—	12
Class T	155	16,682
Total	$333,068	34,638,692

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
On July 16, 2020, the Board approved the partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter. During the three months ended June 30, 2021, we redeemed 871,550 shares.

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
As of June 30, 2021, our annual distribution rate was 7.55% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2020.

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

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or common limited partnership units of the GRT OP ("GRT OP Units"), proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to acquire or develop facilities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.

Liquidity Requirements
Our principal liquidity needs for the next 12 months and beyond are to fund:
•normal recurring expenses;

•debt service and principal repayment obligations;

•capital expenditures, including tenant improvements and leasing costs;

•redemptions;

•distributions to shareholders, including preferred equity distribution and distributions to holders of GRT OP Units; and

•possible acquisitions of properties.

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$2,547,761	$4,755	$347,603	$954,032	$1,241,371
Interest on outstanding debt obligations (2)	324,152	34,098	127,480	94,230	68,344
Interest rate swaps (3)	58,076	7,114	28,455	22,507	—
Ground lease obligations	301,735	1,241	4,266	4,720	291,508
Total	$3,231,724	$47,208	$507,804	$1,075,489	$1,601,223
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at June 30, 2021. Projected interest payments on the KeyBank Loans are based on the contractual interest rates in effect at June 30, 2021.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of June 30, 2021.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances decreased by approximately $125.0 million during the six months ended June 30, 2021 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Six Months Ended June 30,
	2021	2020	Change
Net cash provided by operating activities	$94,873	$82,717	$12,156
Net cash (used in) provided by investing activities	$(53,968)	$(25,304)	$(28,664)
Net cash provided by (used in) financing activities	$(77,984)	$30,505	$(108,489)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2021, we generated $94.9 million in cash from operating activities compared to $82.7 million for the six months ended June 30, 2020. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2021 increased by approximately $19.1 million to approximately $107.6 million compared to approximately $88.5 million for the six months ended June 30, 2020.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Real estate acquisition deposits	$—	$1,047	$(1,047)
Proceeds from disposition of properties	22,408	23,480	(1,072)
Distributions of capital from investment in unconsolidated entities	42	4,863	(4,821)
Total sources of cash provided by investing activities	$22,450	$29,390	$(6,940)
Uses of cash for investing activities:
Cash paid in connection with the CCIT II Merger, net of acquisition costs	$(36,746)	$—	$(36,746)
Acquisition of properties, net	—	(16,585)	16,585
Payments for construction in progress	(42,357)	(37,379)	(4,978)
Purchase of investments	(170)	(885)	715
Reserves for tenant improvements	—	—	—
Restricted reserves	2,855	155	2,700
Total uses of cash used in investing activities	$(76,418)	$(54,694)	$(21,724)
Net cash used in investing activities	$(53,968)	$(25,304)	$(28,664)

Financing Activities. Cash used in financing activities for the six months ended June 30, 2021 and 2020 consisted of the following (in thousands):

	Six Months Ended June 30,
	2021	2020	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Revolver/KeyBank Loans	$—	$215,000	$(215,000)
Proceeds from borrowings - Term Loan	400,000	—	400,000
Issuance of common stock, net of discounts and underwriting costs	—	4,699	(4,699)
Total sources of cash provided by financing activities	$400,000	$219,699	$180,301
Uses of cash for financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$(415,500)	$—	$(415,500)
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA - 1	—	(25,000)	25,000
Principal amortization payments on secured indebtedness	(4,833)	(3,521)	(1,312)
Offering costs	(23)	(328)	305
Deferred financing costs	(342)	(145)	(197)
Repurchase of common stock	(12,293)	(101,761)	89,468
Repurchase of noncontrolling interest	—	(496)	496
Distributions to noncontrolling interests	(5,550)	(7,713)	2,163
Distributions to preferred units subject to redemption	(4,719)	(6,141)	1,422
Repurchase of common shares to satisfy employee tax withholding requirements	(891)	—	(891)
Distributions to common stockholders	(33,833)	(44,089)	10,256
Total sources of cash used in financing activities	$(477,984)	$(189,194)	$(288,790)
Net cash (used in) provided by financing activities	$(77,984)	$30,505	$(108,489)

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
Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the six months ended June 30, 2021 and year ended December 31, 2020 (dollars in thousands):

	Six Months Ended June 30, 2021			Year Ended December 31, 2020
Distributions paid in cash — noncontrolling interests	$5,550			$13,290
Distributions paid in cash — common stockholders	33,833			72,143
Distributions paid in cash — preferred stockholders	4,719			8,396
Distributions of DRP	14,888			24,497
Total distributions	$58,990	(1)		$118,326
Source of distributions (2)
Paid from cash flows provided by operations	$44,102		75%	$93,829	79%
Offering proceeds from issuance of common stock pursuant to the DRP	14,888		25%	24,497	21%
Total sources	$58,990	(3)	100%	$118,326	100%

Net cash provided by operating activities	$94,873			$164,538
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of June 30, 2021 were $10.3 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2021, we paid and declared cash distributions of approximately $51.2 million to common stockholders including shares issued pursuant to the DRP and approximately $5.5 million to the limited partners of the GRT OP, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the six months ended June 30, 2021 of approximately $102.1 million and $101.2 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2021, we paid approximately $904.7 million of cumulative distributions (excluding preferred distributions), including approximately $333.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $601.9 million.
Off-Balance Sheet Arrangements
As of June 30, 2021, we had approximately $2.4 million in an outstanding letter of credit which is not reflected on our balance sheet.
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
As of June 30, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.7 million.) As of December 31, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $373.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $12.2 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $8.3 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2021.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended June 30, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 30, 2021	3,105	$8.97	—	—
May 31, 2021	—	$—	—	—
June 30, 2021	868,445	$9.06	—	(1)
(1)For a description of the maximum number of shares that may be purchased under our SRP, see Note 9, Equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended June 30, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended June 30, 2021, there were no material changes to the procedures by which security holders may recommend nominees to the Board.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1*	First Articles of Amendment and Restatement, as amended
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 6, 2021, SEC File No. 000-55605
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following Griffin Realty Trust, Inc.. financial information for the period ended June 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN REALTY TRUST, INC. (Registrant)
Dated:	August 5, 2021	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer, and Treasurer (Principal Financial Officer)