Form 10-Q
period 2021-09-30
Griffin Realty Trust, Inc.
filed 2021-11-04
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

As of November 2, 2021, there were 565,265 shares of Class T common stock, 1,801 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,818 shares of Class I common stock, 24,509,573 shares of Class A common stock, 47,592,117 shares of Class AA common stock, 926,935 shares of Class AAA common stock, and 248,652,650 shares of Class E common stock of Griffin Realty Trust, Inc. outstanding.

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

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$164,127	$168,954
Restricted cash	20,371	34,352
Real estate:
Land	584,291	445,674
Building and improvements	4,082,595	3,112,253
Tenant origination and absorption cost	876,746	740,489
Construction in progress	21,517	11,886
Total real estate	5,565,149	4,310,302
Less: accumulated depreciation and amortization	(940,323)	(817,773)
Total real estate, net	4,624,826	3,492,529
Intangible assets, net	44,475	10,035
Deferred rent receivable	109,535	98,116
Deferred leasing costs, net	45,795	45,966
Goodwill	229,948	229,948
Due from affiliates	273	1,411
Right of use asset	39,829	39,935
Other assets	32,224	30,604
Total assets	$5,311,403	$4,151,850
LIABILITIES AND EQUITY
Debt, net	$2,534,003	$2,140,427
Restricted reserves	11,527	12,071
Interest rate swap liability	33,803	53,975
Redemptions payable	5,331	5,345
Distributions payable	12,042	9,430
Due to affiliates	2,055	3,272
Intangible liabilities, net	32,405	27,333
Lease liability	50,809	45,646
Accrued expenses and other liabilities	109,579	114,434
Total liabilities	2,791,554	2,411,933
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	—	2,038
Noncontrolling interests subject to redemption; 556,099 units as of September 30, 2021 and December 31, 2020	4,702	4,610
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 324,203,043 and 230,320,668 shares outstanding in the aggregate as of September 30, 2021(1) and December 31, 2020, respectively	324	230
Additional paid-in capital	2,952,220	2,103,028
Cumulative distributions	(893,856)	(813,892)
Accumulated earnings	140,970	140,354
Accumulated other comprehensive loss	(29,819)	(48,001)
Total stockholders’ equity	2,169,839	1,381,719
Noncontrolling interests	220,308	226,550
Total equity	2,390,147	1,608,269
Total liabilities and equity	$5,311,403	$4,151,850
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of September 30, 2021.
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Rental income	$120,568	$100,002	$340,747	$301,157
Expenses:
Property operating expense	16,206	14,265	45,448	42,158
Property tax expense	10,308	9,330	29,665	28,291
Property management fees to non-affiliates	1,017	1,032	3,015	2,780
General and administrative expenses	10,462	8,207	30,129	23,280
Corporate operating expenses to affiliates	630	625	1,890	1,875
Impairment provision	—	9,572	4,242	22,195
Depreciation and amortization	55,269	39,918	154,716	120,947
Total expenses	93,892	82,949	269,105	241,526
Income before other income and (expenses)	26,676	17,053	71,642	59,631
Other income (expenses):
Interest expense	(21,485)	(20,314)	(63,662)	(59,321)
Other income, net	16	238	232	3,292
Gain (Loss) from investment in unconsolidated entities	—	(4,452)	8	(6,523)
(Loss) Gain from disposition of assets	—	—	(326)	4,268
Net income (loss)	5,207	(7,475)	7,894	1,347
Distributions to redeemable preferred shareholders	(2,464)	(2,255)	(7,182)	(6,349)
Net (income) loss attributable to noncontrolling interests	(241)	1,166	36	598
Net income (loss) attributable to controlling interest	2,502	(8,564)	748	(4,404)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(45)	(43)	(132)	(165)
Net income (loss) attributable to common stockholders	$2,457	$(8,607)	$616	$(4,569)
Net income (loss) attributable to common stockholders per share, basic and diluted	$0.01	$(0.04)	$—	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	324,479,039	230,159,620	304,211,053	229,950,613
Cash distributions declared per common share	$0.09	$0.09	$0.26	$0.32
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$5,207	$(7,475)	$7,894	$1,347
Other comprehensive income (loss):
Change in fair value of swap agreements	3,434	2,498	20,266	(34,612)
Total comprehensive income (loss)	8,641	(4,977)	28,160	(33,265)
Distributions to redeemable preferred shareholders	(2,464)	(2,255)	(7,182)	(6,349)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(45)	(43)	(132)	(165)
Comprehensive (income) loss attributable to noncontrolling interests	(543)	867	(2,048)	4,762
Comprehensive income (loss) attributable to common stockholders	$5,589	$(6,408)	$18,798	$(35,017)
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	17,836	—	984	—	—	—	984	—	984
Cash distributions to common stockholders	—	—	—	(23,627)	—	—	(23,627)	—	(23,627)
Issuance of shares for distribution reinvestment plan	1,297,656	1	12,116	(7,962)	—	—	4,155	—	4,155
Repurchase of common stock	(548,312)	—	(5,110)	—	—	—	(5,110)	—	(5,110)
Reclass of common stock subject to redemption	—	—	(85,180)	—	—	—	(85,180)	—	(85,180)
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	802	802
Issuance of stock dividends	617,327	1	5,766	(5,748)	—	—	19	—	19
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(5,069)	(5,069)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(11)	(11)
Offering costs	—	—	(604)	—	—	—	(604)	—	(604)
Net income	—	—	—	—	737	—	737	111	848
Other comprehensive loss	—	—	—	—	—	(27,118)	(27,118)	(3,708)	(30,826)
Balance as of March 31, 2020	229,671,555	$230	$1,992,717	$(753,129)	$154,049	$(48,993)	$1,344,874	$237,165	$1,582,039
Deferred equity compensation	20,138	—	1,139	—	—	—	1,139	—	1,139
Cash distributions to common stockholders	—	—	—	(20,087)	—	—	(20,087)	—	(20,087)
Issuance of shares for distribution reinvestment plan	(220)	—	(2)	2	—	—	—	—	—
Repurchase of common stock	(301)	—	(3)	—	—	—	(3)	—	(3)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	253	253
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(496)	(496)
Reclass of common stock subject to redemption	—	—	105,745	—	—	—	105,745	—	105,745
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	266	266
Issuance of stock dividends	206,765	—	1,922	—	—	—	1,922	—	1,922
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,731)	(2,731)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs	—	—	(26)	—	—	—	(26)	—	(26)
Net income	—	—	—	—	3,301	—	3,301	457	3,758
Other comprehensive loss	—	—	—	—	—	(5,528)	(5,528)	(756)	(6,284)
Balance as of June 30, 2020	229,897,937	$230	$2,101,492	$(773,214)	$157,350	$(54,521)	$1,431,337	$234,152	$1,665,489

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Deferred equity compensation	—	—	992	—	—	—	992	—	992
Cash distributions to common stockholders	—	—	—	(12,856)	—	—	(12,856)	—	(12,856)
Issuance of shares for distribution reinvestment plan	570,377	1	5,050	(7,476)	—	—	(2,425)	—	(2,425)
Repurchase of common stock	(693,199)	(1)	(6,144)	—	—	—	(6,145)	—	(6,145)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Repurchase of noncontrolling interest	—	—	—		—	—	—	(641)	(641)
Reclass of common stock subject to redemption	—	—	(1,331)	—	—	—	(1,331)	—	(1,331)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,756)	(2,756)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(6)	(6)
Offering costs	—	—	(12)	—	—	—	(12)	—	(12)
Net loss	—	—	—	—	(8,607)	—	(8,607)	(1,166)	(9,773)
Other comprehensive income	—	—	—	—	—	2,199	2,199	299	2,498
Balance as of September 30, 2020	229,775,115	$230	$2,100,047	$(793,546)	$148,743	$(52,322)	$1,403,152	$229,892	$1,633,044

Balance as of December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Deferred equity compensation	170,302	—	3,133	—	—	—	3,133	—	3,133
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(99,298)	—	(891)	—	—	—	(891)	—	(891)
Cash distributions to common stockholders	—	—	—	(15,653)	—	—	(15,653)	—	(15,653)
Issuance of shares for distribution reinvestment plan	804,027	2	7,174	(7,166)	—	—	10	—	10
Repurchase of common stock	(772,265)	(1)	(6,919)	—	—	—	(6,920)	—	(6,920)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	1,781	—	—	—	1,781	—	1,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(5)	(5)
Offering costs	—	—	(11)	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(4,824)	—	(4,824)	(569)	(5,393)
Other comprehensive income	—	—	—	—	—	14,699	14,699	1,748	16,447
Balance as of March 31, 2021	323,881,102	$324	$2,945,517	$(836,711)	$135,530	$(33,302)	$2,211,358	$224,995	$2,436,353

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Deferred equity compensation	44,945	—	2,116	—	—	—	2,116	—	2,116
Cash distributions to common stockholders	—	—	—	(20,553)	—	—	(20,553)	—	(20,553)
Issuance of shares for distribution reinvestment plan	856,120	1	7,713	(7,861)	—	—	(147)	—	(147)
Repurchase of common stock	(871,550)	(1)	(7,892)	—	—	—	(7,893)	—	(7,893)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	256	—	—	—	256	—	256
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(10)	—	—	—	(10)	—	(10)
Net income	—	—	—	—	2,983	—	2,983	292	3,275
Other comprehensive income	—	—	—	—	—	351	351	34	385
Balance as of June 30, 2021	323,910,617	$324	$2,947,700	$(865,125)	$138,513	$(32,951)	$2,188,461	$222,558	$2,411,019
Deferred equity compensation	—	—	1,887	—	—	—	1,887	—	1,887
Cash distributions to common stockholders	—	—	—	(23,350)	—	—	(23,350)	—	(23,350)
Issuance of shares for distribution reinvestment plan	881,088	1	7,997	(5,381)	—	—	2,617	—	2,617
Repurchase of common stock	(588,662)	(1)	(5,352)	—	—	—	(5,353)	—	(5,353)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,758)	(2,758)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(12)	—	—	—	(12)	—	(12)
Net income	—	—	—	—	2,457	—	2,457	241	2,698
Other comprehensive income	—	—	—	—	—	3,132	3,132	302	3,434
Balance as of September 30, 2021	324,203,043	$324	$2,952,220	$(893,856)	$140,970	$(29,819)	$2,169,839	$220,308	$2,390,147

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net income	$7,894	$1,347
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	92,353	69,956
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	63,238	50,990
Amortization of below market leases, net	(633)	(1,765)
Amortization of deferred financing costs and debt premium	2,681	1,929
Amortization of swap interest	94	95
Deferred rent	(9,873)	(17,894)
Loss (Gain) from sale of depreciable operating property	326	(4,268)
Gain on fair value of earn-out	(48)	(2,581)
(Income) loss from investment in unconsolidated entities	(8)	2,071
Investment in unconsolidated entities valuation adjustment	—	4,452
Loss from investments	130	(118)
Impairment provision	4,242	22,195
Stock-based compensation	5,717	3,116
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(4,788)	(3,758)
Restricted reserves	(490)	382
Accrued expenses and other liabilities	(5,050)	5,598
Due to affiliates, net	(8)	(2,794)
Net cash provided by operating activities	155,777	128,953
Investing Activities:
Cash acquired in connection with the Company Merger, net of acquisition costs	(36,746)	—
Acquisition of properties, net	—	(16,584)
Proceeds from disposition of properties	22,408	23,480
Real estate acquisition deposits	—	1,047
Restricted reserves	2,795	159
Payments for construction in progress	(47,123)	(41,981)
Distributions of capital from investment in unconsolidated entities	37	8,530
Contributions of capital for investment in unconsolidated entities	—	(8,160)
Purchase of investments	(247)	(950)
Net cash used in investing activities	(58,876)	(34,459)
Financing Activities:
Principal payoff of indebtedness - CCIT II Credit Facility	(415,500)	—
Proceeds from borrowings - KeyBank Loans	—	215,000
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA - 1	—	(25,000)
Proceeds from borrowings - Term Loan	400,000	—
Principal payoff of secured indebtedness - Mortgage Debt	(1,292)	—
Principal amortization payments on secured indebtedness	(7,245)	(5,341)
Deferred financing costs	(567)	(145)
Offering costs	(35)	(490)
Repurchase of common stock	(20,180)	(101,761)
Issuance of common stock, net of discounts and underwriting costs	—	4,699
Repurchase of noncontrolling interest	—	(1,137)

	Nine Months Ended September 30,
	2021	2020
Distributions to noncontrolling interests	(8,357)	(10,521)
Distributions to preferred units subject to redemption	(7,078)	(6,141)
Distributions to common stockholders	(54,564)	(59,354)
Repurchase of common shares to satisfy employee tax withholding requirements	(891)	—
Net cash (used in) provided by financing activities	(115,709)	9,809
Net (decrease) increase in cash, cash equivalents and restricted cash	(18,808)	104,303
Cash, cash equivalents and restricted cash at the beginning of the period	203,306	113,260
Cash, cash equivalents and restricted cash at the end of the period	$184,498	$217,563

Supplemental Disclosures of Significant Non-Cash Transactions:
Increase (decrease) in fair value swap agreement	$20,266	$(34,612)
Accrued tenant obligations	$7,187	$26,891
Distributions payable to common stockholders	$9,378	$6,638
Distributions payable to noncontrolling interests	$915	$913
Common stock issued pursuant to the distribution reinvestment plan	$22,886	$17,165
Common stock redemptions funded subsequent to period-end	$5,331	$(6,145)
Issuance of stock dividends	$—	$5,747
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium	$—	$18,884
Net assets acquired in Merger in exchange for common shares	$838,315	$—
Accrued for construction in progress	$749	$6,902
Capitalized transaction costs accrued	$2,036	$—
Capitalized transaction costs paid in prior period	$2,130	$—

See accompanying notes.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Griffin Realty Trust, Inc. (formerly known as Griffin Capital Essential Asset REIT, Inc.) (“GRT” or the “Company”) is an internally managed, publicly registered non-traded real estate investment trust (“REIT”) that owns and operates a geographically diversified portfolio of corporate office and industrial properties that are primarily net-leased. GRT’s year-end date is December 31.
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
On March 1, 2021, the Company completed its previously announced acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock were converted into the right to receive 1.392 shares of the Company's Class E common stock.
On July 1, 2021, the Company changed its name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and the GRT OP changed its name from Griffin Capital Essential Asset Operating Partnership, L.P. to GRT OP, L.P.
The GRT OP owns, directly or indirectly, all of the properties that the Company has acquired. As of September 30, 2021, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GRT OP (“GRT OP Units”), (ii), the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GRT OP, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Company's Board of Directors (the “Board”), Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GRT OP Units are owned by unaffiliated third parties. The GRT OP may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GRT OP.
As of September 30, 2021, the Company had issued 287,136,954 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, dividend reinvestment plan (“DRP”) offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 324,203,043 shares of common stock outstanding as of September 30, 2021, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of September 30, 2021 and December 31, 2020, the Company had issued approximately $341.1 million and $318.2 million in shares pursuant to the DRP, respectively. As of September 30, 2021, no shares were subject to the Company's quarterly cap on aggregate redemptions.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2020. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
The consolidated financial statements of the Company include all accounts of the Company, the GRT OP, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property-owning entity is a wholly-owned subsidiary which is a special purpose entity (“SPE”), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. As of September 30, 2021 and December 31, 2020, there were no material common stock equivalents that would have a dilutive effect on earnings (loss) per share for common stockholders.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of September 30, 2021, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (a “TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3.     Real Estate
As of September 30, 2021, the Company’s real estate portfolio consisted of 121 properties (including one land parcel held for future development), in 26 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $5.3 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2021 was $92.4 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2021, was $62.4 million.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the properties acquired during the nine months ended September 30, 2021, the Company used a discount rate range of 5.75% to 8.75%.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The following table summarizes the purchase price allocation of the properties acquired during the nine months ended September 30, 2021:

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
Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
In-place lease valuation (above market)	$49,595	$43,576
In-place lease valuation (above market) - accumulated amortization	(34,074)	(35,604)
In-place lease valuation (above market), net	15,521	7,972

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(212)	(191)
Ground leasehold interest (below market), net	2,042	2,063

Intangibles - other	32,028	4,240
Intangibles - other - accumulated amortization	(5,116)	(4,240)
Intangibles - other, net	26,912	—
Intangible assets, net	$44,475	$10,035

In-place lease valuation (below market)	$(77,859)	$(68,334)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(346)	—
In-place lease valuation & land leasehold interest - accumulated amortization	48,872	44,073
Intangible liabilities, net	$(32,405)	$(27,333)

Tenant origination and absorption cost	$876,746	$740,489
Tenant origination and absorption cost - accumulated amortization	(453,928)	(412,462)
Tenant origination and absorption cost, net	$422,818	$328,027

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of September 30, 2021 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
Remaining 2021	$(424)	$19,754	$(73)	$376	$1,610
2022	$(2,011)	$75,032	$(290)	$1,494	$6,244
2023	$(2,675)	$69,158	$(290)	$1,494	$6,206
2024	$(1,818)	$55,465	$(291)	$1,498	$6,040
2025	$(1,352)	$43,863	$(290)	$1,494	$5,902
2026	$(1,201)	$39,163	$(290)	$1,494	$5,273
Impairments
2200 Channahon Road and Houston Westway I
During the nine months ended September 30, 2021, in connection with the preparation and review of the Company's financial statements, the Company recorded an impairment provision of approximately $4.2 million as it was determined that the carrying value of the real estate would not be recoverable on two properties. This impairment resulted from changes in expected hold period and selling price. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
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

	Balance as of
	September 30, 2021	December 31, 2020
Cash reserves	$18,526	$20,385
Restricted lockbox	1,845	13,967
Total	$20,371	$34,352

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Digital Realty Trust, Inc.
In September 2014, the Company, through an SPE wholly-owned by the GRT OP, acquired an 80% interest in a joint venture with an affiliate of Digital Realty Trust, Inc. (“Digital”) for $68.4 million, which was funded with equity proceeds raised in the Company's public offerings. The gross acquisition value of the property was $187.5 million, plus closing costs, which was partially financed with debt of $102.0 million. The joint venture was created for purposes of directly or indirectly acquiring, owning, financing, operating and maintaining a data center facility located in Ashburn, Virginia (the "Digital Property").
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5.     Debt
As of September 30, 2021 and December 31, 2020, the Company’s debt consisted of the following:

	September 30, 2021	December 31, 2020	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$19,807	$20,208	4.18%	April 2023	4.63%
Midland Mortgage Loan	96,530	98,155	3.94%	April 2023	4.13%
Emporia Partners Mortgage Loan	—	1,627	—%	—	—%
Samsonite Loan	19,383	20,165	6.08%	September 2023	5.05%
Highway 94 Loan	13,975	14,689	3.75%	August 2024	4.85%
Pepsi Bottling Ventures Loan	18,312	18,587	3.69%	October 2024	3.92%
AIG Loan II	125,161	126,792	4.15%	November 2025	4.94%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	102,389	103,870	4.96%	February 2029	5.08%
Total Mortgage Debt	1,020,557	1,029,093
Revolving Credit Facility (3)	373,500	373,500	LIBO Rate + 1.45%	June 2023	1.66%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	1.58%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	1.57%
2025 Term Loan	400,000	—	LIBO Rate + 1.40%	December 2025	1.82%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.40%	April 2026	1.54%
Total Debt	2,544,057	2,152,593
Unamortized Deferred Financing Costs and Discounts, net	(10,054)	(12,166)
Total Debt, net	$2,534,003	$2,140,427
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of September 30, 2021 was 3.20% for both the Company’s fixed-rate and variable-rate debt combined and 3.89% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of September 30, 2021 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of September 30, 2021 (effective date) was 0.09%. The Revolving Credit Facility has an initial term of approximately one year, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the GRT OP, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of September 30, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms as of September 30, 2021, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GRT OP, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15%. If the

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75%.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
Third Amendment to Second Amended and Restated Credit Agreement
On July 14, 2021, the Company, through the GRT OP, entered into the Third Amendment. The Third Amendment amended the Second Amended and Restated Credit Agreement to decrease the applicable interest rate margin for the $150M 7-Year Term Loan. After giving effect to the Third Amendment, the $150M 7-Year Term Loan accrues interest, at the GRT OP's election, at a per annum rate equal to either (i) the LIBOR plus an applicable margin ranging from 1.25% to 2.15% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.15%, in each case such applicable margin to be based on the Company's consolidated leverage ratio. Prior to the Third Amendment, the applicable margin for LIBOR based loans was 1.65% to 2.50% and for base rate loans was 0.65% to 1.50%, in each case based on the Company's consolidated leverage ratio. All other terms of the Second Amended and Restated Credit Agreement were unchanged. No new term loan borrowings were incurred under the Third Amendment. The applicable rate for the $150M 7-Year Term Loan decreased 35 basis points from 1.75% to 1.40%.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GRT OP, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2021.

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
Derivative Instruments
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted LIBOR based variable-rate debt, including the Company's KeyBank Loans. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at September 30, 2021 and December 31, 2020:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Liabilities:
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(356)	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(279)	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(259)	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(9,636)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,737)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(7,736)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(7,800)	(11,225)	100,000	100,000
Total				$(33,803)	$(53,975)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of September 30, 2021, derivatives in a liability position are included in the line item "Interest rate swap liability" in the consolidated balance sheets at fair value. The LIBO rate as of September 30, 2021 (effective date) was 0.09%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivatives	$(9,611)	$(39,716)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(10,655)	$5,104
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$63,662	$59,321
During the twelve months subsequent to September 30, 2021, the Company estimates that an additional $13.9 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2021 and December 31, 2020, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $33.8 million and $54.0 million, respectively. As of September 30, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Prepaid tenant rent	$25,207	$20,780
Real estate taxes payable	19,528	15,380
Interest payable	10,873	9,147
Property operating expense payable	9,759	8,473
Deferred compensation	8,926	10,599
Accrued tenant improvements	7,187	30,011
Other liabilities	28,099	20,044
Total	$109,579	$114,434

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

8.     Fair Value Measurements

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2021 and the year ended December 31, 2020.

The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2021 and December 31, 2020:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2021
Interest Rate Swap Liability	$(33,803)	$—	$(33,803)	$—
Corporate Owned Life Insurance Asset	$6,703	$—	$6,703	$—
Mutual Funds Asset	$5,312	$5,312	$—	$—
Deferred Compensation Liability	$(8,926)	$—	$(8,926)	$—

December 31, 2020
Interest Rate Swap Liability	$(53,975)	$—	$(53,975)	$—
Corporate Owned Life Insurance Asset	$4,454	$—	$4,454	$—
Mutual Funds Asset	$6,643	$6,643	$—	$—
Deferred Compensation Liability	$(10,599)	$—	$(10,599)	$—

Real Estate
For the nine months ended September 30, 2021, in connection with the preparation and review of the Company's financial statements, the Company determined that two of the Company's properties were impaired based on expected hold period and selling price. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the nine months ended September 30, 2021:

	Range of Inputs or Inputs
Unobservable Inputs:	2200 Channahon Road	Houston Westway I
Expected selling price per square foot	$8.30	$72.90
Estimated hold period	Less than one year	Less than one year
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2021 and December 31, 2020.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

	September 30, 2021		December 31, 2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$351,895	$375,000	$355,823	$375,000
BOA/KeyBank Loan	261,484	250,000	263,454	250,000
AIG Loan II	121,537	125,161	121,011	126,792
AIG Loan	100,706	102,389	102,033	103,870
Midland Mortgage Loan	96,370	96,530	97,709	98,155
Samsonite Loan	19,883	19,383	21,030	20,165
HealthSpring Mortgage Loan	19,859	19,807	20,462	20,208
Pepsi Bottling Ventures Loan	18,466	18,312	18,942	18,587
Highway 94 Loan	13,666	13,975	14,447	14,689
Emporia Partners Mortgage Loan	—	—	1,654	1,627
Total	$1,003,866	$1,020,557	$1,016,565	$1,029,093
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2021 and December 31, 2020. See Note 5, Debt, for details.

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
As of September 30, 2021, there were 565,265 shares of Class T common stock, 1,800 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,731 shares of Class I common stock, 24,509,573 shares of Class A common stock, 47,592,118 shares of Class AA common stock, 926,936 shares of Class AAA common stock, and 248,653,607 shares of Class E common stock outstanding.
Common Equity
As of September 30, 2021, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of September 30, 2021, there were 324,203,043 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Termination of Follow-On Offering
The Company’s follow-on offering of up to $2.2 billion shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP (collectively, the “Follow-On Offering”) terminated with the expiration of the registration statement on Form S-11 (Registration No. 333-217223), as amended, on September 20, 2020.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
The following table summarizes the DRP offerings, by share class, as of September 30, 2021:

Share Class	Amount	Shares
Class A	$9,687	1,052,170
Class AA	19,047	2,068,367
Class AAA	290	31,521
Class D	21	2,231
Class E	311,405	32,299,362
Class I	437	47,028
Class S	—	12
Class T	177	19,090
Total	$341,064	35,519,781
As of September 30, 2021 and December 31, 2020, the Company had issued approximately $341.1 million and $318.2 million in shares pursuant to the DRP offerings, respectively.
DRP Suspension
On October 1, 2021, the Board approved a temporary suspension of the DRP, effective October 11, 2021.
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
September 30, 2021
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

The following table summarizes share redemption (excluding the self-tender offer) activity during the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Shares of common stock redeemed	588,662	693,199	2,232,476	1,241,812
Weighted average price per share	$9.09	$8.86	$9.03	$9.07

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Since July 31, 2014 and through September 30, 2021, the Company had redeemed 28,304,928 shares (excluding the self-tender offer) of common stock for approximately $265.5 million at a weighted average price per share of $9.38 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. As described above, the SRP was partially reinstated, effective August 17, 2020, for redemptions sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, subject to a quarterly cap on aggregate redemptions equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. During the three months ended September 30, 2021, the Company received redemption requests (including those due to death, disability or incapacitation) for 1,317,899 shares of common stock, which exceeded the limitation during the third quarter by 729,237 shares or approximately $6.7 million. The Company is not obligated to redeem any amounts in excess of the limitations when the redemption limitation is reached.
SRP Suspension
On October 1, 2021, the Company announced that it will suspend the SRP beginning with the next cycle commencing fourth quarter 2021.
Issuance of Restricted Stock Units to Executive Officers and Employees
On May 1, 2019, the Company issued 1,009,415 restricted stock units ("RSUs") to the Company's officers under the Employee and Director Long-Term Incentive Plan of Griffin Capital Essential Asset REIT II, Inc. (the “LTIP”). Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock unit award agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the restricted stock unit award agreements. The shares of Class E common stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The fair value of grants issued was approximately $9.7 million.
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

On January 22, 2021, the Company issued 1,071,347 RSUs to Company employees, including officers, under the Griffin Realty Trust, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan (the “Amended and Restated LTIP”). Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective RSU agreement and 1/3 of the RSUs are scheduled to vest equally on each of December 31, 2021, 2022, and 2023 provided that the employee continues to be employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU agreement. The fair value of grants issued was approximately $9.6 million.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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
As of September 30, 2021, there was $16.0 million of unrecognized compensation expense remaining, which vests between two and four years.

Total compensation expense for the three months ended September 30, 2021 and 2020 was approximately $1.9 million and $1.0 million, respectively. Compensation expense for nine months ended September 30, 2021 and 2020 was approximately $5.7 million and $3.1 million, respectively.

The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2019	757,061
Granted	589,248	$9.35
Forfeited	(3,744)	$9.35
Vested	(398,729)	$9.48
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(104,721)	$9.12
Vested(1)	(158,599)	$9.22
Balance at September 30, 2021	2,299,771
(1)    Total shares vested include 83,027 shares of common stock that were tendered by employees during the nine months ended September 30, 2021 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.
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
As of September 30, 2021, noncontrolling interests were approximately 9.0% of total shares and 9.3% of weighted average shares outstanding (both measures assuming GRT OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GRT OP, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

As of September 30, 2021, the limited partners of the GRT OP owned approximately 31.8 million GRT OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the self-administration transaction and other services. Approximately 20.4 million GRT OP

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Units issued to affiliates had a mandatory hold period until December 2020 and had no voting rights until the units convert to common shares. In addition, 0.2 million GRT OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GRT OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GRT OP Units in the respective transaction.
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
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2021 and year ended December 31, 2020:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning balance	$226,550	$245,040
Reclass of noncontrolling interest subject to redemption	(93)	224
Repurchase of noncontrolling interest	—	(1,137)
Issuance of stock dividend for noncontrolling interest	—	1,068
Distributions to noncontrolling interests	(8,184)	(13,306)
Allocated distributions to noncontrolling interests subject to redemption	(13)	(29)
Net (loss)	(36)	(1,732)
Other comprehensive income (loss)	2,084	(3,578)
Ending balance	$220,308	$226,550

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

11.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the nine months ended September 30, 2021 and 2020, respectively, and any related amounts receivable and payable as of September 30, 2021 and December 31, 2020:

	Incurred for the Nine Months Ended		Receivable as of
	September 30,		September 30,	December 31,
	2021	2020	2021	2020
Assets Assumed through the Self-Administration Transaction
Other fees	$—	$150	$—	$293
Due from GCC
Reimbursable Expense Allocation	15	16	19	4
Payroll/Expense Allocation	14	300	254	1,114
Total	$29	$466	$273	$1,411

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Nine Months Ended		Payable as of
	September 30,		September 30,	December 31,
	2021	2020	2021	2020
Expensed
Costs advanced by the advisor	$1,639	$1,546	$642	$1,085
Consulting fee - shared services	1,890	1,875	393	695
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	214	262
Stockholder Servicing Fee	—	—	91	494
Other
Distributions	6,498	8,353	715	736
Total	$10,027	$11,774	$2,055	$3,272
Dealer Manager Agreement
The Company entered into a dealer manager agreement and associated form of participating dealer agreement (the “Dealer Manager Agreement”) with the dealer manager for the Follow-On Offering. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's initial public offering (“IPO”), except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Note 9, Equity.
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
Administrative Services Agreement
In connection with the EA Mergers, the Company assumed, as the successor of EA-1 and the GRT OP, an Administrative Services Agreement (the “Administrative Services Agreement”), pursuant to which Griffin Capital Company, LLC (“GCC”) and Griffin Capital, LLC (“GC LLC”) continue to provide office space and certain operational and administrative services at cost to the GRT OP, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC (“GRECO”), which may include, without limitation, the shared information technology, human resources, legal, due diligence, marketing, customer service, events, operations, accounting and administrative support services set forth in the Administrative Services Agreement. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until the Company elects to provide such space and/or services for itself or through another provider, which amount is initially $0.2 million per month, based on an approved budget. Such costs are reconciled quarterly and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Certain Conflict Resolution Procedures
Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and affiliates. See the Company's Code of Ethics available at the “Governance Documents” subpage of the investors section of the Company's website at www.grtreit.com for a detailed description of the Company's conflict resolution procedures.
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
The Company recognized $280.7 million and $234.9 million of lease income related to operating lease payments for the nine months ended September 30, 2021 and 2020, respectively.
The Company's current leases have expirations ranging from 2021 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2021:

As of September 30, 2021
Remaining 2021	$94,352
2022	379,538
2023	371,581
2024	330,866
2025	288,608
Thereafter	1,270,814
Total	$2,735,759
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2021, the Company had four ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately four years and no option to renew.
The Company incurred operating lease costs of approximately $2.8 million for the nine months ended September 30, 2021 and 2020, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.2 million for each of the nine months ended September 30, 2021 and 2020.
The following table sets forth the weighted-average for the lease term and the discount rate as of September 30, 2021:

Lease Term and Discount Rate	As of September 30, 2021
Weighted-average remaining lease term in years.	74 years
Weighted-average discount rate (1)	4.82%
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Maturities of lease liabilities as of September 30, 2021 were as follows:

	As of September 30, 2021
	Operating	Financing
Remaining 2021	$422	$345
2022	1,730	350
2023	1,796	355
2024	1,831	360
2025	1,783	370
2026	1,716	375
Thereafter	284,459	3,820
Total undiscounted lease payments	293,737	5,975
Less: imputed interest	(246,668)	(2,235)
Total lease liabilities	$47,069	$3,740

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
On June 15, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class S share, Class D Share, Class I share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on July 1, 2021 and ending on September 30, 2021. The Company paid such distributions to each stockholder of record on August 2, 2021, September 1, 2021 and October 12, 2021, respectively.
On August 5, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on October 1, 2021 and ending on December 31, 2021. The Company paid such distributions to each stockholder of record on November 1, 2021.

15.    Subsequent Events
Suspension of DRP and SRP
On October 1, 2021, the Company also announced that, in light of certain strategic initiatives, it suspended its DRP, effective upon the 10 days’ notice required to be provided to participants under the terms of the DRP, and suspended its share redemption program commencing with the fourth quarter 2021.

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

As of September 30, 2021, we owned 121 properties (including one land parcel held for future development) in 26 states. Our contractual net rent for the 12-month period subsequent to September 30, 2021 is expected to be approximately $357.6 million with approximately 64.7% expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy. As of September 30, 2021 our portfolio was approximately 95.1% leased (based on square footage), 94.4% occupied (based on square footage) with a weighted average remaining lease term of 6.5 years, weighted average annual rent increases of approximately 2.0%.
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
While we did not incur significant disruptions from the COVID-19 pandemic during the three and nine months ended September 30, 2021, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties, and our financial condition, including our NAV per share, results of operations, cash flows, performance, or our ability to satisfy our debt obligations and/or to maintain our level of distributions to our stockholders may be adversely impacted or disrupted. We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of November 2, 2021, we received July-October 2021 rent payments from 100% of our portfolio. While there are no current active short-term rent relief inquiries, we are unable to predict the amount of future rent relief inquiries and the July-October 2021 collections and rent relief requests to-date may not be indicative of collections or requests in any future period. Additionally, not all tenant inquiries will ultimately result in lease concessions.

While the long-term impact of the COVID-19 pandemic on our business is not yet known, our management believes we are well-positioned from a liquidity perspective with $540.6 million of immediate liquidity as of September 30, 2021, consisting of  $376.5 million undrawn on our $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) and $164.1 million of cash on hand. Included in these amounts is $125.0 million from our Revolving Credit Facility that we borrowed in April 2020 for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. Additionally, our Second Amendment to the Second Amended and Restated Credit Agreement increased our credit facility availability from $1.5 billion to $1.9 billion. See Part I "Item 1A. Risk Factors", contained in our Annual Report on Form 10-K for the year ended December 31, 2020 for a further discussion about risks that COVID-19 directly or indirectly may pose to our business.

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
NAV and NAV per Share Calculation
On October 1, 2021, we temporarily suspended our quarterly publishing of net asset value per share of common stock. Our Board authorized the suspension in light of certain strategic initiatives that we are currently pursuing. We intend to resume publishing a quarterly net asset value per share of common stock at such time as our Board determines is appropriate and no later than one year from our most recent net asset value publication.

Revenue Concentration
No tenant or property, based on contractual net rents for the 12-month period subsequent to September 30, 2021, pursuant to the respective in-place leases, was greater than 3.8% as of September 30, 2021.
The percentage of contractual net rents for the 12-month period subsequent to September 30, 2021 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Contractual Net Rent(1) (unaudited)	Number of Properties	Percentage of Contractual Net Rent
Texas	$41,679	14	11.7%
California	38,869	9	10.9
Arizona	33,951	10	9.5
Ohio	28,582	12	8.0
Georgia	24,434	5	6.8
Illinois	21,197	7	5.9
New Jersey	18,190	5	5.1
North Carolina	17,508	9	4.9
Massachusetts	15,777	5	4.4
Colorado	15,642	6	4.4
All Others (2)	101,820	39	28.4
Total	$357,649	121	100.0%

(1)     Contractual net rent is based on (a) the contractual base rental payments assuming the lease requires the tenant to reimburse us for certain operating expenses or the property is self-managed by the tenant and the tenant is responsible for all, or substantially all, of the operating expenses; or (b) contractual rent payments less certain operating expenses that are our responsibility for the 12-month period subsequent to September 30, 2021 and includes assumptions that may not be indicative of the actual future performance of a property, including the assumption that the tenant will perform its obligations under its lease agreement during the next 12 months.
(2)     All others are 3.8% or less of total contractual net rents on an individual state basis.
The percentage of contractual net rent for the 12-month period subsequent to September 30, 2021, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Contractual Net Rent	Number of Lessees	Percentage of Contractual Net Rent
Capital Goods	$46,361	21	13.0%
Retailing	31,384	8	8.8
Health Care Equipment & Services	31,251	11	8.7
Materials	28,922	10	8.1
Consumer Services	27,368	12	7.7
Insurance	26,246	11	7.3
Telecommunication Services	20,976	6	5.9
Technology Hardware & Equipment	19,962	7	5.6
Diversified Financials	19,075	5	5.3
Consumer Durables & Apparel	17,984	8	5.0
All Others (2)	88,120	36	24.6
Total	$357,649	135	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.6% of total contractual net rents on an individual industry basis.

The percentage of contractual net rent for the 12-month period subsequent to September 30, 2021, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Contractual Net Rent	Percentage of Contractual Net Rent
Amazon.com Inc	$13,637	3.8%
General Electric Company	$11,458	3.2%
Keurig Green Mountain, Inc.	$11,419	3.2%
Wood Group USA, Inc.	$9,973	2.8%
Southern Company Services, Inc.	$8,999	2.5%
McKesson Corporation	$8,954	2.5%
LPL Holdings, Inc.	$8,393	2.3%
Cigna Corporation	$8,147	2.3%
Freeport Minerals Corporation	$7,905	2.2%
State Farm Mutual Automobile Insurance Company	$7,477	2.1%
The tenant lease expirations by year based on contractual net rent for the 12-month period subsequent to September 30, 2021 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Contractual Net Rent	Number of Leases	Approx. Square Feet	Percentage of Contractual Net Rent
2021	$472	2	166,900	0.1%
2022	6,032	8	801,100	1.7
2023	28,293	12	1,287,300	7.9
2024	49,074	21	4,448,700	13.7
2025	38,183	23	2,952,800	10.7
2026	30,107	12	2,496,200	8.4
>2027	205,488	78	15,557,600	57.5
Vacant	—	—	1,431,400	—
Total	$357,649	156	29,142,000	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 1.8% of our base rental revenue will expire during the period from October 1, 2021 to September 30, 2022. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from October 1, 2021 to September 30, 2022, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than as discussed under “COVID-19 and Outlook” above and other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Segment Information
The Company internally evaluates all of the properties and interests therein as one reportable segment.

Same Store Analysis
For the three months ended September 30, 2021, our "Same Store" portfolio consisted of 95 properties, encompassing approximately 25.2 million square feet, with an acquisition value of $4.0 billion and contractual net rent for the 12-month period subsequent to September 30, 2021 of $285.6 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 95 properties for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$97,344	$94,136	$3,208	3%
Property operating expense	13,287	13,451	(164)	(1)%
Property management fees to non-affiliates	838	980	(142)	(14)%
Property tax expense	9,097	9,005	92	1%
Depreciation and amortization	40,856	39,308	1,548	4%
Rental Income
The increase in rental income of approximately $3.2 million compared to the same period a year ago primarily is a result of (1) an approximately $1.8 million increase in termination income in the current year compared to the prior year, primarily related to lease terminations by Intermec Technologies Corp and Waste Management of Arizona Inc.; (2) an approximately $1.1 million increase in third quarter leasing activity and amendments to existing leases; and (3) approximately $1.6 million in prior year operating expense concessions expirations and common area management reconciliations; offset by (4) approximately $1.2 million in expiring leases and terminations.
Depreciation and Amortization
Depreciation and amortization increased by approximately $1.5 million as a result of (1) approximately $1.0 million as a result of accelerated amortization of intangibles due to three early terminated leases; and (2) approximately $0.6 million in additions to fixed assets as the result of tenant improvements placed in service subsequent to September 30, 2020.
For the nine months ended September 30, 2021, our “Same Store” portfolio consisted of 94 properties, encompassing approximately 24.7 million square feet, with an acquisition value of $4.0 billion and net rents of $283.7 million subsequent to September 30, 2021. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 94 properties for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$285,136	$289,460	$(4,324)	(1)%
Property operating expense	38,039	38,327	(288)	(1)%
Property management fees to non-affiliates	2,511	2,587	(76)	(3)%
Property tax expense	27,287	27,150	137	1%
Depreciation and amortization	120,172	116,678	3,494	3%
Rental Income
The decrease in rental income of approximately $4.3 million compared to the same period a year ago primarily is a result of (1) an approximately $8.6 million increase in termination income in the prior year; and (2) approximately $6.6 million in expiring and early terminated leases; offset by (3) an approximately $7.9 million increase in current period leasing activity and amendments to existing tenant leases; (4) approximately $1.1 million of fully amortized and written off intangibles in the current period due to terminations or amendments to existing leases; and (5) approximately $2.0 million in prior year operating expense concession expirations common area management reconciliations.
Depreciation and Amortization
Depreciation and amortization increased by approximately $3.5 million as a result of (1) approximately $3.2 million in additions to fixed assets as the result of tenant improvements placed in service subsequent to September 30, 2020; and (2) approximately $0.1 million as a result of accelerated amortization of intangibles primarily due to three early terminated leases.
Portfolio Analysis
Comparison of the Three Months Ended September 30, 2021 and 2020
The following table provides summary information about our results of operations for the three months ended September 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$120,568	$100,002	$20,566	21%
Property operating expense	16,206	14,265	1,941	14%
Property tax expense	10,308	9,330	978	10%
Property management fees to non-affiliates	1,017	1,032	(15)	(1)%
General and administrative expenses	10,462	8,207	2,255	27%
Corporate operating expenses to affiliates	630	625	5	1%
Depreciation and amortization	55,269	39,918	15,351	38%
Impairment provision	—	9,572	(9,572)	(100)%
Interest expense	21,485	20,314	1,171	6%
Loss from investment in unconsolidated entities	—	(4,452)	4,452	100%

Rental Income
The increase in rental income of approximately $20.6 million compared to the same period a year ago is primarily the result of (1) approximately $23.0 million primarily related to the CCIT II Merger during the current year; (2) approximately $1.1 million in third quarter leasing activity and amendments to existing tenant leases; and (3) approximately $2.3 million in prior year operating expense concessions expiring and common area management reconciliations; offset by (4) approximately $3.0 million in lower termination income compared to the same period a year ago; (5) approximately $1.6 million in expiring leases and terminations; and (6) approximately $0.8 million as a result of one property sold subsequent to September 30, 2020.
Property Operating Expense
The increase in property operating expense of approximately $1.9 million during the three months ended September 30, 2021 compared to the same period a year ago is primarily the result of (1) approximately $2.9 million related to the CCIT II Merger offset by (2) approximately $0.7 million as a result of three properties being sold subsequent to September 30, 2020.

General and Administrative Expenses
General and administrative expenses increased by approximately $2.3 million compared to the same period a year ago primarily due to (1) approximately $0.9 million in restricted stock expense as a result of units vesting during 2021 to our Board and the amortization of 2021 restricted stock unit grants; (2) approximately $0.8 million in professional fees; and (3) an approximately $0.4 million increase as a result of employee benefits related expense.
Depreciation and Amortization
Depreciation and amortization increased by approximately $15.4 million as a result of (1) approximately $14.4 million as a result of the CCIT II Merger during the three months ended September 30, 2021; (2) approximately $1.0 million as a result of accelerated amortization of intangibles due to three early terminated leases; and (3) approximately $0.6 million as a result of additions to fixed assets as the result of tenant improvements placed in service subsequent to September 30, 2020; offset by (4) approximately $0.4 million as a result of one property being sold subsequent to September 30, 2020.
Impairment Provision
The decrease in impairment provision of approximately $9.6 million for the three months ended September 30, 2021 compared to the same period a year ago is primarily the result of no impairments in the current quarter compared to one property in the prior year.
Interest Expense
The increase of approximately $1.2 million in interest expense for the three months ended September 30, 2021 as compared to the same period in the prior year is primarily the result of (1) approximately $1.9 million of interest and financing cost expense related to the $400M 5-Year Term Loan 2025 (as defined below); offset by (2) approximately $0.5 million as a result of lower interest rates compared to the prior period.
Loss from Investment in Unconsolidated Entities
The reduction of approximately $4.5 million in loss from investment in unconsolidated entities for the three months ended September 30, 2021 as compared to the same period in the prior year is primarily the result of an other-than-temporary impairment loss and the liquidation of our unconsolidated investment in the prior period.
Comparison of the Nine Months Ended September 30, 2021 and 2020
The following table provides summary information about our results of operations for the nine months ended September 30, 2021 and 2020 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$340,747	$301,157	$39,590	13%
Property operating expense	45,448	42,158	3,290	8%
Property tax expense	29,665	28,291	1,374	5%
Property management fees to non-affiliates	3,015	2,780	235	8%
General and administrative expenses	30,129	23,280	6,849	29%
Corporate operating expenses to affiliates	1,890	1,875	15	1%
Depreciation and amortization	154,716	120,947	33,769	28%
Impairment provision	4,242	22,195	(17,953)	(81)%
Interest expense	63,662	59,321	4,341	7%
Gain (Loss) from investment in unconsolidated entities	8	(6,523)	6,531	100%
(Loss) Gain from disposition of asset	(326)	4,268	(4,594)	(108)%

Rental Income
The increase in rental income of approximately $39.6 million compared to the same period a year ago is primarily the result of (1) approximately $53.7 million primarily related to the CCIT II Merger during the year; (2) approximately $7.9 million in third quarter leasing activity and amendments to existing tenant leases; and (3) approximately $2.1 million in prior year operating expense concessions expiring and common area management reconciliations; offset by (4) approximately $13.2 million in lower termination income, which includes termination income in the current year from tenants: Waste Management of Arizona, Inc. and Intermec Technologies Corp., compared to the same period a year ago; (5) approximately $6.4 million in expiring leases and terminations; and (6) approximately $5.6 million as a result of the sale of two properties.
Property Operating Expense
The increase in property operating expense of approximately $3.3 million during the nine months ended September 30, 2021 compared to the same period a year ago is primarily the result of (1) approximately $6.5 million related to the CCIT II Merger during the year; offset by (2) approximately $3.0 million as a result of five properties sold.
General and Administrative Expenses
General and administrative expenses increased by approximately $6.8 million compared to the same period a year ago primarily due to (1) approximately $2.6 million in restricted stock expense primarily as a result of units vesting during the nine months ended September 30, 2021 to our Board and the amortization of 2021 restricted stock unit grants; (2) approximately $1.5 million in professional fees; (3) approximately $1.4 million increase as a result of payroll and employee benefit related expenses; and (3) approximately $0.3 million in state tax payments related to the CCIT II portfolio.
Depreciation and Amortization
Depreciation and amortization increased by approximately $33.8 million as a result of (1) approximately $33.5 million as a result of the CCIT II Merger during the nine months ended September 30, 2021; and (2) $3.2 million related to fixed asset additions subsequent to September 30, 2020; offset by (3) approximately $2.8 million related to accelerated amortization on terminated leases in the prior period and assets sold.
Impairment Provision
The decrease in impairment provision of approximately $18.0 million for the nine months ended September 30, 2021 compared to the same period a year ago is primarily the result of larger impairments at three properties in the prior period: 2200 Channahon Road, Houston Westway I and 2275 Cabot Drive.
Interest Expense
The increase of approximately $4.3 million in interest expense for the nine months ended September 30, 2021 as compared to the same period in the prior year is primarily the result of (1) approximately $4.7 million of interest and financing expenses related to the $400M 5-Year Term Loan 2025; offset by (2) approximately $0.2 million as a result of a result of lower interest rates compared to the same period in the prior year.
Loss from Investment in Unconsolidated Entities
The reduction of approximately $6.5 million in loss from investment in unconsolidated entities as compared to the same period in the prior year is primarily the result of an other-than-temporary impairment loss on our investments in our unconsolidated joint venture in the prior period.
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
Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2021 and 2020 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$5,207	$(7,475)	$7,894	$1,347
Adjustments:
Depreciation of building and improvements	33,074	23,759	92,353	69,957
Amortization of leasing costs and intangibles	22,286	16,232	62,621	51,207
Impairment provision	—	9,572	4,242	22,195
Equity interest of depreciation of building and improvements - unconsolidated entities	—	—	—	1,438
Equity interest of amortization of intangible assets - unconsolidated entities	—	—	—	1,751
Loss (Gain) from disposition of assets	—	—	326	(4,268)
Equity interest of gain on sale - unconsolidated entities	—	—	(8)	—
Impairment of unconsolidated entities	—	—	—	1,906
FFO	60,567	42,088	167,428	145,533
Distribution to redeemable preferred shareholders	(2,464)	(2,255)	(7,182)	(6,349)
FFO attributable to common stockholders and limited partners	$58,103	$39,833	$160,246	$139,184
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$58,103	$39,833	$160,246	$139,184
Adjustments:
Revenues in excess of cash received, net	(4,876)	(7,001)	(11,419)	(19,441)
Amortization of share-based compensation	1,888	992	5,718	3,116
Deferred rent - ground lease	516	516	1,548	1,548
Unrealized loss (gain) on investments	26	(130)	(10)	(118)
Unconsolidated joint venture valuation adjustment	—	4,452	—	4,452
Amortization of above/(below) market rent, net	(839)	(525)	(632)	(1,765)
Amortization of debt premium/(discount), net	103	103	306	309
Amortization of ground leasehold interests	(91)	(73)	(259)	(217)
Amortization of other intangibles	377	—	876	—
Non-cash earn-out adjustment	—	—	—	(2,581)
Financed termination fee payments received	—	1,500	—	4,500
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	—	—	505
Company's share of amortization of above market rent - unconsolidated entity	—	—	—	1,419
Write-off of transaction costs	16	—	62	52
AFFO available to common stockholders and limited partners	$55,223	$39,667	$156,436	$130,963
FFO per share, basic and diluted	$0.16	$0.15	$0.48	$0.53
AFFO per share, basic and diluted	$0.15	$0.15	$0.47	$0.50

Weighted-average common shares outstanding - basic EPS	324,479,039	230,159,620	304,211,053	229,950,613
Weighted-average OP Units	31,838,890	31,905,390	31,838,890	31,946,600
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	356,317,929	262,065,010	336,049,943	261,897,213

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
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the “Second Amended and Restated Credit Agreement”), with KeyBank, National Association (“KeyBank”), as administrative agent, and a syndicate of lenders, we, through GRT OP, L.P., a Delaware limited partnership and a subsidiary of the Company (the “GRT OP”), as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the "$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of September 30, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms of the Second Amended and Restated Credit Agreement as of September 30, 2021, the interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
On March 1, 2021, we exercised our right to draw on the $400M 5-Year Term Loan 2025 to repay CCIT II's existing debt balance in connection with the CCIT II Merger.
On July 14, 2021, we, through the GRT OP, entered into the Third Amendment, which amended the Second Amended and Restated Credit Agreement to decrease the applicable interest rate margin for the $150M 7-Year Term Loan.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2021 and December 31, 2020 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$(356)	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	(279)	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	(259)	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(9,636)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,737)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(7,736)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(7,800)	(11,225)	100,000	100,000
Total				$(33,803)	$(53,975)	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2021, derivatives where in a liability position are included in the line item "Interest rate swap liability," in the consolidated balance sheets at fair value.
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
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of September 30, 2021, we had sold 35,519,781 shares for approximately $341.1 million in our DRP Offering.
On October 1, 2021, our Board approved a temporary suspension of our DRP, effective October 11, 2021.

Share Class	Amount (dollars in thousands)	Shares
Class A	$9,687	1,052,170
Class AA	19,047	2,068,367
Class AAA	290	31,521
Class D	21	2,231
Class E	311,405	32,299,362
Class I	437	47,028
Class S	—	12
Class T	177	19,090
Total	$341,064	35,519,781
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
On July 16, 2020, the Board approved the partial reinstatement of the SRP, effective August 17, 2020, subject to the following limitations: (A) redemptions will be limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and (B) the quarterly cap on aggregate redemptions will be equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions will be made within the first three business days of the following quarter. During the three months ended September 30, 2021, we redeemed 588,662 shares.

On October 1, 2021, the Company announced that it will suspend the SRP beginning with the next cycle commencing fourth quarter 2021.

Perpetual Convertible Preferred Shares
Upon consummation of the EA Mergers (as defined in Note 1, Organization, to the consolidated financial statements), we issued 5,000,000 Series A Preferred Shares to the Purchaser (defined below). We assumed the purchase agreement (the "Purchase Agreement") that the entity formerly known as Griffin Capital Essential Asset REIT, Inc. entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the “Purchaser”) and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of EA-1 Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the "EA-1 Series A Preferred Shares") in two tranches, each comprising 5,000,000 EA-1 Series A Preferred Shares.
Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the “Second Issuance”) at a later date (the “Second Issuance Date”) for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of certain conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the applicable closing date.
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
As of September 30, 2021, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2021.

Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of our assets legally available for distribution to the stockholders, after payment of or provision for our debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Board, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the “Liquidation Preference”), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of shares of common stock or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of our remaining assets.

Company Redemption Rights
The Series A Preferred Shares may be redeemed by the Company, in whole or in part, at our option, at a per share redemption price in cash equal to $25.00 per Series A Preferred Share (the “Redemption Price”), plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurs on or after the date of the First Triggering Event, but before August 8, 2023.

Holder Redemption Rights

In the event we fail to effect a listing of our shares of common stock or Series A Preferred Shares by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the “Redemption Right”); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if such a listing occurs prior to or on August 1, 2023.

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

Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our stock or common limited partnership units of the GRT OP (“GRT OP Units”), proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to acquire or develop facilities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.

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

Contractual Commitments and Contingencies
The following is a summary of our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2021	2022-2023	2024-2025	Thereafter
Outstanding debt obligations (1)	$2,544,057	$2,170	$346,484	$954,032	$1,241,371
Interest on outstanding debt obligations (2)	304,556	17,294	126,132	93,107	68,023
Interest rate swaps (3)	54,791	3,556	28,607	22,628	—
Ground lease obligations	301,258	764	4,266	4,720	291,508
Total	$3,204,662	$23,784	$505,489	$1,074,487	$1,600,902
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at September 30, 2021. Projected interest payments on the KeyBank Loans are based on the contractual interest rates in effect at September 30, 2021.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of September 30, 2021.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances decreased by approximately $123.1 million during the nine months ended September 30, 2021 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Nine Months Ended September 30,
	2021	2020	Change
Net cash provided by operating activities	$155,777	$128,953	$26,824
Net cash (used in) provided by investing activities	$(58,876)	$(34,459)	$(24,417)
Net cash provided by (used in) financing activities	$(115,709)	$9,809	$(125,518)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2021, we generated $155.8 million in cash from operating activities compared to $129.0 million for the nine months ended September 30, 2020. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2021 increased by approximately $36.6 million to approximately $166.1 million compared to approximately $129.5 million for the nine months ended September 30, 2020.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Real estate acquisition deposits	$—	$1,047	$(1,047)
Proceeds from disposition of properties	22,408	23,480	(1,072)
Distributions of capital from investment in unconsolidated entities	37	8,530	(8,493)
Restricted reserves	2,795	159	2,636
Total sources of cash provided by investing activities	$25,240	$33,216	$(7,976)
Uses of cash for investing activities:
Cash paid in connection with the CCIT II Merger, net of acquisition costs	$(36,746)	$—	$(36,746)
Acquisition of properties, net	—	(16,584)	16,584
Payments for construction in progress	(47,123)	(41,981)	(5,142)
Purchase of investments	(247)	(950)	703
Contributions of capital for investment in unconsolidated entities	—	(8,160)	8,160
Total uses of cash used in investing activities	$(84,116)	$(67,675)	$(16,441)
Net cash used in investing activities	$(58,876)	$(34,459)	$(24,417)

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2021 and 2020 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2021	2020	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Revolver/KeyBank Loans	$—	$215,000	$(215,000)
Proceeds from borrowings - Term Loan	400,000	—	400,000
Issuance of common stock, net of discounts and underwriting costs	—	4,699	(4,699)
Total sources of cash provided by financing activities	$400,000	$219,699	$180,301
Uses of cash for financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$(415,500)	$—	$(415,500)
Principal payoff of secured indebtedness - Unsecured Credit Facility - EA - 1	—	(25,000)	25,000
Principal payoff of secured indebtedness - Mortgage Debt	(1,292)	—	(1,292)
Principal amortization payments on secured indebtedness	(7,245)	(5,341)	(1,904)
Offering costs	(35)	(490)	455
Deferred financing costs	(567)	(145)	(422)
Repurchase of common stock	(20,180)	(101,761)	81,581
Repurchase of noncontrolling interest	—	(1,137)	1,137
Distributions to noncontrolling interests	(8,357)	(10,521)	2,164
Distributions to preferred units subject to redemption	(7,078)	(6,141)	(937)
Repurchase of common shares to satisfy employee tax withholding requirements	(891)	—	(891)
Distributions to common stockholders	(54,564)	(59,354)	4,790
Total sources of cash used in financing activities	$(515,709)	$(209,890)	$(305,819)
Net cash (used in) provided by financing activities	$(115,709)	$9,809	$(125,518)

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

Distributions may be funded with operating cash flow from our properties, any future public offerings, or a combination thereof. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the nine months ended September 30, 2021 and year ended December 31, 2020 (dollars in thousands):

	Nine Months Ended September 30, 2021			Year Ended December 31, 2020
Distributions paid in cash — noncontrolling interests	$8,357			$13,290
Distributions paid in cash — common stockholders	54,564			72,143
Distributions paid in cash — preferred stockholders	7,078			8,396
Distributions of DRP	22,886			24,497
Total distributions	$92,885	(1)		$118,326
Source of distributions (2)
Paid from cash flows provided by operations	$69,999		75%	$93,829	79%
Offering proceeds from issuance of common stock pursuant to the DRP	22,886		25%	24,497	21%
Total sources	$92,885	(3)	100%	$118,326	100%

Net cash provided by operating activities	$155,777			$164,538
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of September 30, 2021 were $10.3 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2021, we paid and declared cash distributions of approximately $80.0 million to common stockholders including shares issued pursuant to the DRP and approximately $8.3 million to the limited partners of the GRT OP, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the nine months ended September 30, 2021 of approximately $160.2 million and $156.4 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through September 30, 2021, we paid approximately $936.2 million of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $627.8 million.
Off-Balance Sheet Arrangements
As of September 30, 2021, we had no off balance sheet arrangements.
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
As of September 30, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $10.1 million.) As of December 31, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $373.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $12.2 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2021.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended September 30, 2021, we redeemed shares as follows:

For the Month Ended	Total Number of Shares repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
July 31, 2021	2,408	$9.07	—	—
August 31, 2021	—	$—	—	—
September 30, 2021	586,254	$9.09	—	(1)
(1)For a description of the maximum number of shares that may be purchased under our SRP, see Note 9, Equity.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended September 30, 2021, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended September 30, 2021, there were no material changes to the procedures by which security holders may recommend nominees to the Board.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	First Articles of Amendment and Restatement, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 6, 2021, SEC File No. 000-55605
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 6, 2021, SEC File No. 000-55605
10.1
Third Amendment to Second Amended and Restated Credit Agreement dated July 14, 2021, by and among Griffin Realty Trust, Inc.. GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on July 16, 2021, SEC File No. 000-55605

10.2*	Amendment No. 1 to Fifth Amended and Restated Limited Partnership Agreement of GRT OP, L.P., dated as of July 1, 2021
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following Griffin Realty Trust, Inc.. financial information for the period ended September 30, 2021 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN REALTY TRUST, INC. (Registrant)
Dated:	November 4, 2021	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer, and Treasurer (Principal Financial Officer)