Form 10-K
period 2021-12-31
Griffin Realty Trust, Inc.
filed 2022-02-28
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Aggregate market value of the common stock held by non-affiliates of the Company: No established market exists for the Company’s common stock. As of February 25, 2022 there were 565,265 shares of Class T common stock, 1,801 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,819 shares of Class I common stock, 24,509,573 shares of Class A common stock, 47,592,118 shares of Class AA common stock, 926,936 shares of Class AAA common stock, and 249,088,662 shares of Class E common stock of Griffin Realty Trust, Inc. outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders.

GRIFFIN REALTY TRUST, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Griffin Realty Trust, Inc., other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the continued severity, duration, transmission rate and geographic spread of COVID-19 ("COVID-19") in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate and with respect to occupancy rates, rent deferrals and the financial condition of GRT’s tenants; general financial and economic conditions; statements about the benefits of the CCIT II Merger (as defined below) and statements that address operating performance, events or developments that GRT expects or anticipates will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings in the CCIT II Merger, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the CCIT II Merger to customers, employees, stockholders and other constituents of the combined company, the integration of GRT and CCIT II (as defined below), cost savings related to the CCIT II Merger and other non-historical statements; risks related to the disruption of management’s attention from ongoing business operations due to the CCIT II Merger; our net asset value ("NAV") per share and whether and on what timing our Board will determine to recommence the publishing of it; whether and by how much our NAV per share upon such recommencement will be materially different than our most recent published NAV per share; the availability of suitable investment, redevelopment, or disposition opportunities; our use of leverage; changes in interest rates; the availability and terms of financing; market conditions; legislative and regulatory changes that could adversely affect the business of GRT; our future capital expenditures, distributions (including the amount and nature thereof), business strategies, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry, and other factors discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, military actions, and terrorist attacks, epidemics and pandemics, including the outbreak of COVID-19 and its impact on the operations and financial condition of us and the real estate industries in which we operate.
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

Summary of Risk Factors

•The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse effect on us (as defined below).

•There is currently no public trading market for shares of our common stock and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders may be unable to sell their shares of our common stock because our share redemption program (“SRP”) is suspended and is subject to significant restrictions and limitations and even if our stockholders are able to sell their shares under our SRP, they may not be able to recover the amount of their investment in shares of our common stock. Furthermore, the ownership limits imposed by our charter on us as a REIT could impose further impediments to a stockholder’s ability to sell shares of our common stock.

•Our published NAV amounts may change materially if the appraised values of our properties materially change from prior appraisals or actual operating results differ from our historical and/or anticipated results. Additionally, the NAV per share that we publish will not reflect changes in our NAV, including potentially material changes, that are not immediately quantifiable.

•Our calculation of NAV is not a measure based on generally accepted accounting principles in the United States ("GAAP") and may be different from the NAV calculations used by other public real estate investment trusts, which could mean that our NAV is not comparable to NAV reported by other public REITs, and no rule or regulation requires that we calculate our NAV in a certain way, and our Board may adopt changes to our valuation procedures.

•Our stockholders are subject to the risk that our business and operating plans may change, including that we may pursue a Strategic Transaction (defined below).

•If we engage in a Strategic Transaction, the value ascribed to our shares of common stock in connection with the Strategic Transaction may be lower than our most recent published NAV and our stockholders could suffer a loss in the event that they seek liquidity at a Strategic Transaction price per share that is lower than the then-most recent published NAV per share. Furthermore, significant pent-up demand to sell shares of our common stock may cause the market price of our common stock to decline significantly.

•Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interest of holders of GRT OP Units, which may impede business decisions that could benefit our stockholders as a result of the relationships between us and our affiliates, on the one hand, and the GRT OP or any partner thereof, on other hand. Additionally, the chairman of our Board is a controlling person of entities that have received GRT OP Units, and therefore may face conflicts with regard to his fiduciary duties to the Company and those entities.

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

•Most of our properties are occupied by a single tenant; therefore, income generated by nearly all of our properties is dependent on the financial stability of these tenants. The bankruptcy, insolvency or downturn in the business of, or a lease termination or election not to renew by one of these tenants could have a material adverse effect on us.

•Our operating results will be affected by economic and regulatory changes, such as inflation and rising interest rates that have an adverse impact on the real estate market and could have a material adverse effect on us.

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

PART I
ITEM 1. BUSINESS

The use herein of the words “GRT,” “the Company,” “we,” “us,” and “our” refer to Griffin Realty Trust, Inc, a Maryland corporation, and its subsidiaries, including GRT OP L.P., our operating partnership (the “GRT OP”), except where the context otherwise requires.

Overview
We are an internally managed, publicly-registered, non-traded real estate investment trust (“REIT”). We are a multi-billion-dollar enterprise committed to creating exceptional value for all of our stakeholders through the ownership and operation of a diversified portfolio of strategically-located, high-quality, business-essential office and industrial properties that are primarily leased to nationally-recognized single tenants we have determined to be creditworthy.

The GRT platform was founded in 2009 and has since grown to become one of the largest office and industrial-focused, net-lease REITs in the United States. Since our founding, our mission has been consistent – to generate long-term returns for our stockholders by combining the durability of high-quality corporate tenants, the stability of our revenue and the power of proactive management. To achieve this mission, we leverage the skills and expertise of our employees who have expertise across a range of disciplines including acquisitions, dispositions, asset management, property management, development, finance, law and accounting. They are led by an experienced senior management team with commercial real estate experience averaging approximately 30 years.

On July 1, 2021, we changed our name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and our operating partnership changed its name from Griffin Capital Essential Asset Operating Partnership L.P. to GRT OP, L.P.

On March 1, 2021, we completed our acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock was converted into the right to receive 1.392 shares of our Class E common stock.

As of December 31, 2021, we owned 121 properties (including one land parcel held for future development) in 26 states. Our contractual base rent before abatements and deducting base year operating expenses for gross modified leases (“Annualized Base Rent”) as of December 31, 2021 is approximately $361.9 million. As of December 31, 2021, our portfolio was approximately 94.5% leased (based on square footage), with a weighted average remaining lease term of 6.25 years and weighted average annual rent increases of approximately 2.0%. Approximately 67.0% of our Annualized Base Rent as of December 31, 2021 is generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single Nationally Recognized Statistical Rating Organization (“NRSRO”) would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs; moreover, because GRT provides credit ratings for some companies that are non-guarantor parents of Company's tenants, such credit ratings may not be indicative of the creditworthiness of the relevant tenants.

History and Structure

The GRT platform was founded in 2009 with the launch of Griffin Capital Essential Asset REIT, Inc. (“EA-1”), a publicly-registered, non-traded REIT that acquired a geographically diversified portfolio of strategically-located, high-quality corporate office and industrial properties primarily leased to single tenants. By the end of 2014, EA-1 had reached its maximum primary offering amount in its follow-on offering, having raised approximately $1.3 billion in gross equity proceeds in its public and private offerings. By the end of 2018, the EA-1 portfolio had grown to 74 properties encompassing 19.9 million square feet with an acquisition value of approximately $3.0 billion. This growth was supported by significant strategic transactions, including a $521.5 million portfolio acquisition of 18 office properties from Columbia Property Trust, Inc. and an approximately $624.8 million stock-for-stock merger pursuant to which EA-1 acquired all of the ownership interests in Signature Office REIT, Inc.
As EA-1 completed its primary offering, Griffin Capital Essential Asset REIT II, Inc. (“EA-2”) was launched with the same focus and strategy as EA-1. By the end of 2018, EA-2 had raised approximately $734.0 million in gross equity proceeds and had a portfolio of 27 properties with an acquisition value of approximately $1.1 billion.

On December 14, 2018, EA-1 further aligned management with investors by internalizing management in a transaction whereby the former sponsor of EA-1 and EA-2, Griffin Capital Company, LLC (“GCC”), and Griffin Capital, LLC sold the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC to EA-1 for common limited partnership units of the GRT OP ("GRT OP Units"). Also, on December 14, 2018, EA-1, EA-2 and certain other related entities entered into a merger agreement pursuant to which, on April 30, 2019, EA-1 and EA-2 combined operations (the “EA Merger”). Following the EA Merger, the surviving company was renamed Griffin Capital Essential Asset, REIT, Inc.
We utilize a structure known as an “UPREIT” structure, pursuant to which we conduct all of our business through the GRT OP, with the GRT OP, directly or indirectly through subsidiaries, owning all of our assets and liabilities. As of December 31, 2021, GRT, as the sole general partner, controlled the GRT OP and owned approximately 91.0% of the GRT OP Units. The remaining 9.0% of GRT OP Units are owned by GCC and other affiliates of the Company, as well as unaffiliated, third-party limited partners.

Our Competitive Strengths

We believe the following competitive strengths distinguish us from other owners and operators of office and industrial properties:
•Diverse, High-Quality Property Portfolio: As of December 31, 2021, our portfolio was comprised of 121 properties (including one land parcel) located in 26 states with 131 tenants throughout the United States. As of December 31, 2021, our portfolio was approximately 94.5% leased (based on square footage). Our properties offer strong geographic distribution, with no state accounting for more than approximately 11.4% of our portfolio, measured by percentage of our Annualized Base Rent as of December 31, 2021.

•Diverse Portfolio of Creditworthy Tenants: We have a diverse tenant base, with no single tenant accounting for more than approximately 4.5% of our Annualized Base Rent as of December 31, 2021 and our ten largest tenants accounting for approximately 27.3% of our Annualized Base Rent as of December 31, 2021. Further, no single industry represents more than approximately 12.5% of our Annualized Base Rent as of December 31, 2021. As of December 31, 2021, our portfolio had a weighted average remaining lease term of 6.25 years, with weighted average annual rent increases of approximately 2.0% through the remainder of the lease terms. Our Annualized Base Rent as of December 31, 2021 is expected to be approximately $361.9 million, with approximately 67.0% to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy.

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

Our Business Strategy

Our primary business objectives are to provide regular cash distributions to our stockholders and maximize stockholder value. We seek to achieve these objectives by pursuing the following business strategies:

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

•Achieve Stable and Predictable Cash Flows: We focus on generating durable cash flows for our investors. We seek to achieve this by focusing on high-quality properties and tenants that are subject to “net” leases with primarily annual contractual rental rate increases. We generally seek “net” leases, which mitigate cash flow volatility arising from fluctuations in property operating expenses and capital expenditure requirements. Under a “net” lease, the tenant pays certain operating expenses of the property in addition to “base rent,” which may include real estate taxes, special assessments, sales and use taxes, utilities, insurance, common area maintenance charges and building repairs. Additionally, in many of our leases, tenants are responsible for all or a portion of the costs of capital repairs and replacements. However, in some instances, we are responsible for some or all of these costs, which may include replacement and repair of the roof, structure, parking lots, and certain other major repairs and replacements with respect to the property. Our leases typically provide contractual rent increases, providing a potential hedge against inflation, insulation from short-term economic cycles resulting from the long-term nature of the underlying leases, enhanced stability resulting from diversified credit characteristics of corporate credits and portfolio stability promoted through geographic and product type investment diversification.

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

•Prudent Use of Leverage: We may incur indebtedness in the form of bank borrowings, purchase money obligations to the sellers of properties and publicly or privately placed debt instruments or financing from institutional investors or other lenders. We have an existing credit facility (the “Credit Facility”), which we may amend, modify, or replace from time to time. We may borrow using our Credit Facility or other financings or obtain separate loans for each acquisition. Our indebtedness may be unsecured or may be secured by mortgages, other interests in our properties, guarantees and/or pledges of membership interests and may involve securitization vehicles. We may use borrowing proceeds to finance acquisitions of new properties, to pay for capital improvements, repairs or buildouts, to repay or refinance existing indebtedness, to pay distributions, to fund redemptions of our shares or to provide working capital.

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

•Value Creation Through Strategic Capital Recycling: We pursue an efficient capital allocation strategy that seeks to maximize the value of our portfolio. We may also seek to make improvements to our properties if we believe such investments will generate an attractive return on our capital. For example, from time to time we will have tenants that elect to vacate our properties. While we will typically seek to immediately re-lease the property to a new tenant, there may be times where physical investment is necessary to maximize potential tenant demand. In such instances, we may elect to make such investments, but only if we believe both market demand and the increase in prospective rental rates justifies our investment on a risk-adjusted basis. If they do not, then we may elect to sell the asset and redeploy the proceeds in a manner that is consistent with our qualification as a REIT. We determine whether a particular property should be sold or otherwise disposed of based on factors including prevailing economic conditions, other investment opportunities and considerations specific to the condition, value and financial performance of the property and our portfolio. As of December 31, 2021, we had sold 17 properties and one land parcel since our inception, including three properties during the year ended December 31, 2021.

Investment Policies and our Organizational Documents

Our charter currently requires that we invest our funds in the manner required by various provisions of the Statement of Policy Regarding Real Estate Investment Trusts published by the North American Securities Administrators Association. The following is a summary of certain provisions of our charter and does not purport to be a complete description of each of the provisions and limitations contained therein. A complete copy of our charter can be found in the exhibit list to this Annual Report on Form 10-K.

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
Exchange Listing and Other Strategic Transactions

While we are currently operating as a perpetual-life REIT, we may consider from time to time potential liquidity events (each, a “Strategic Transaction”). We are not prohibited by our charter or otherwise from engaging in such Strategic Transactions at any time. Subject to certain significant transactions that require stockholder approval, such as dissolution, merger into another entity in which we are not the surviving entity, consolidation or the sale or other disposition of all or substantially all of our assets, our Board maintains sole discretion to change our current strategy to pursue Strategic Transactions or otherwise if it believes such a pursuit is in the best interest of our stockholders.
Competition
The commercial real estate markets in which we operate are highly competitive. The leasing of real estate is also often highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have material adverse effect on us. Competition may also lead to an increase in tenants electing to not renew their lease, seeking to reduce the amount of space they lease with us and/or seeking shorter lease terms, which may also have a material effect on us. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties.
Overview
Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We and any of our operating subsidiaries that we may form may be subject to state and local tax in states and localities in which they or we do business or own property. The tax treatment of us, the GRT OP, any of our operating subsidiaries we may form and the holders of our shares in local jurisdictions may differ from our U.S. federal income tax treatment.
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

Other Regulations

The properties we own and operate generally are subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements. However, we cannot assure our stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

We conduct our operations so that we and our subsidiaries are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”) and monitor the structure and nature of our assets so that we do not come within the definition of an "investment company" under the 1940 Act. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things, substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act or register as an investment company under the 1940 Act.

Human Capital Management

GRT is internally managed by an experienced and proven team that specializes in office and industrial properties. As of December 31, 2021, we employed 41 people. We believe our employees are our greatest asset. Because of this perspective, we have implemented a number of programs to foster their professional growth and their growth as global citizens.

We offer all of our employees a comprehensive benefits and wellness package, which includes paid time off and parental leave, high-quality medical, dental and vision insurance, disability, pet and life insurance, fitness programs, 401(k) and long-term incentive plans. We also encourage internal mobility in our organization and provide career enhancement and education opportunities, as well as educational grants.

We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value racial, gender, and generational diversity throughout our organization. As of December 31, 2021, approximately 51% of our employees were people of color/minorities and approximately 46% were women. In addition, as of December 31, 2021, half of our eight-member Board was composed of women and/or minorities.

Our social policy extends beyond the individuals within our organization and encourages our employees to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back to the communities in which we live and work.

Available Information

We make available on the “SEC Filings” subpage of the investor section of our website (www.grtreit.com) free of charge our annual reports on Form 10-K, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Governance Documents” subpage of our website.

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
Risks Related to COVID-19
The COVID-19 pandemic, and the future outbreak of other highly infectious or contagious diseases, could have a material adverse effect on us.
The COVID-19 pandemic has had, and another outbreak in the future could have, repercussions across regional and global economies and financial markets. We cannot predict when pandemic-related restrictions currently in place will be lifted to some extent or entirely and whether and when any new restrictions could be imposed. The COVID-19 pandemic is negatively impacting many industries in the United States, directly or indirectly, including industries in which the Company and our tenants operate, which could result in a general decline in rents, an increased incidence of defaults under existing leases and negatively impact our ability to achieve new leases as existing leases expire. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 pandemic may exacerbate the negative impacts that a slow down or recession could have on us.
Demand for office space nationwide has declined and is likely to continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of remote working arrangements and cost cutting resulting from the COVID-19 pandemic, which could lead to our office tenants electing to not renew their leases, or to renew their leases for less space than they currently occupy, which could increase vacancy rates and decrease rental income. The increase in remote work practices is likely to continue in a post-pandemic environment. Changes to tenants’ space requirements and configurations may require us to spend increased amounts for property improvements. Additionally, if substantial office space reconfiguration is required, tenants may pursue relocating to other office space more attractive than renewing their leases and renovating the existing space, which could have a material adverse effect on us.

The significance, extent, and duration of the overall operational and financial impact of the COVID-19 pandemic on our business is highly uncertain and cannot be predicted with confidence, including the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine distribution, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our properties and it may have a material adverse effect on us.

Furthermore, we cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could have a material adverse effect on us.
Risks Related to Our Common Stock

There is currently no public trading market for shares of our common stock and there may never be one; therefore, it will be difficult for our stockholders to sell their shares. Our stockholders may be unable to sell their shares of our common stock under our SRP, and even if our stockholders are able to sell their shares under our SRP, they may not be able to recover the amount of their investment in shares of our common stock.

There is currently no public market for shares of our common stock and there may never be one.

Our SRP includes numerous restrictions on a stockholder’s ability to sell their shares to us. These restrictions include a prohibition on the sale of shares to use until the conclusion of a holding period of one year. Further, our SRP generally imposes a quarterly cap on aggregate redemptions of shares of our common stock. Our Board may limit, suspend, terminate or amend any provision of our SRP at any time upon 30 days’ notice. Our Board has previously suspended our SRP, including most recently on October 1, 2021. Even if the SRP is active and in effect, we may not have sufficient cash to satisfy the permitted quarterly value of redemption requests.

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
Our published NAV per share amounts may change materially if the appraised values of our properties materially change from prior appraisals or if actual operating results differ from our historical and/or anticipated results. Additionally, no NAV per share that we publish will reflect changes in our NAV that are immediately quantifiable, including potentially material changes.

We update our NAV per share on a yearly basis based on third-party appraisals of our properties, which are impacted by real estate market events that are known to be material to our NAV. The valuations reflect information provided to the appraisers with a reasonable time to analyze such information. Annual third-party appraisals of our properties using an appraisal report format are conducted on a rolling basis, such that properties will be appraised at different times throughout any given year with each property generally appraised at least once per calendar year. These appraisals involve subjective judgments and are not necessarily representative of the price at which an asset or liability would sell pursuant to negotiation between an arms’ length buyer and seller. We will not retroactively adjust the NAV per share of any class reported. Therefore, because a new annual appraisal may differ materially from the prior appraisal or the actual results from operations may be better or worse than what we previously assumed, the adjustment to reflect the new appraisal or actual operating results may cause the NAV per share for any class of our common stock to increase or decrease. Additionally, notification of property and real estate market events may lag the actual event and events may be missed, unknown or difficult to value. Furthermore, the NAV per share that we publish will not reflect changes in NAV that are not immediately quantifiable, including potentially material changes, and the NAV per share of each class published after the announcement of a material event may differ significantly from our actual NAV per share for such class until such time as the financial impact is quantified and our NAV is appropriately adjusted in accordance with our valuation procedures.

On October 1, 2021, we reported that we had temporarily suspended our quarterly publishing of net asset value per share of common stock. Our Board authorized the suspension in light of the pursuit of certain strategic initiatives. We intend to resume publishing a net asset value per share of common stock at such time as our Board determines is appropriate and no later than one year from the most recent net asset value publication, which was as of June 30, 2021. As a result, our net asset value may be materially different than our most recent published net asset value.

Our NAV is not a GAAP measure and involves certain subjective judgments by the Company, the independent valuation management firms and other parties involved in valuing our assets and liabilities.

Our valuation procedures are not subject to GAAP and our NAV is not a GAAP measure. Our NAV may differ from prior appraisals and/or actual operating results, even if we were required to adopt a fair value basis of accounting for GAAP financial statement purposes. In addition, the implementation and coordination of our valuation procedures include certain subjective judgments of the Company, such as whether the independent valuation management firms should be notified of events specific to our properties that could affect the valuations of such properties. Such valuation procedures also include subjective judgements on the part of the independent valuation management firms and other parties we engage, as to whether adjustments to asset and liability valuations are appropriate. Accordingly, our stockholders must rely entirely on our Board to adopt appropriate valuation procedures and on the independent valuation management firm and other parties we engage in order to arrive at our NAV, which may not correspond to realizable value upon a sale of our assets. Our NAV is not audited or reviewed by our independent registered public accounting firm.

Our NAV may not be comparable to NAV reported by other public REITs and no rule or regulation requires that we calculate our NAV in a certain way, and our Board, including a majority of our independent directors, may adopt changes to our valuation procedures.

Our NAV may not be comparable to NAV reported by other public REITs because our calculation of NAV may be different from the NAV calculations used by other public REITs. While the Institute for Portfolio Alternatives sets forth certain “best practices” guidelines for non-traded REITs to use in calculating NAV, there are no existing rules or regulatory bodies that specifically govern the manner in which we calculate our NAV. Other public REITs may use different methodologies or assumptions to determine their NAV. In addition, each year our Board, including a majority of our independent directors, reviews the appropriateness of its valuation procedures and may, at any time, adopt changes to the valuation procedures. During such review, our Board may change aspects of our valuation procedures, which changes may have a material adverse effect on us.

We may be unable to maintain cash distributions or increase distributions over time.

We may be unable to maintain cash distributions or increase distributions over time. The amount of cash available for distribution will be affected by many factors, such as our operating expense levels, and many other variables. Actual cash available for distribution may vary substantially from estimates. We cannot assure our stockholders that we will be able to pay or maintain distributions or that distributions will increase over time, nor can we give any assurance that rents from the properties will increase. Our actual results may differ significantly from the assumptions used by our Board in establishing the distribution rate to our stockholders.
Our stockholders are subject to the risk that our business and operating plans may change, including that we may pursue a Strategic Transaction.

We may consider Strategic Transactions from time to time. We are not prohibited by our charter or otherwise from engaging in Strategic Transactions at any time. Subject to certain significant transactions that require stockholder approval, our Board maintains sole discretion to change our current strategy to pursue Strategic Transactions or otherwise if it believes such a change is in the best interest of our stockholders. There can be no assurance, however that any Strategic Transaction will occur.

Our Board may also change our investment objectives, targeted investments, borrowing policies or other corporate policies without stockholder approval.

The value ascribed to our shares of common stock in connection with any Strategic Transaction may be lower than our published NAV, any given stockholder’s initial investment cost and/or the value of our assets under the fair value basis of accounting for GAAP financial statements and our stockholders could suffer a loss in the event that they seek liquidity at a Strategic Transaction price per share. Furthermore, because we have a large amount of outstanding shares of stock which are readily tradable, access to liquidity may trigger significant pent-up demand to sell shares of our common stock. Significant sales of shares of our common stock, or the perception that significant sales of such shares could occur, may cause any market price of our common stock to decline significantly.

In the event that we complete a Strategic Transaction, the value of our shares in connection with such Strategic Transaction may be lower than our published NAV, any given stockholder’s initial investment cost and/or the value of our assets under the fair value basis of accounting for GAAP financial statement. For example, if our shares are listed on a national securities exchange, the price at which the shares are listed may be lower than the most recent published NAV per share of our common stock.

Furthermore, because our common stock is not listed on any national securities exchange, the ability of our stockholders to liquidate their investments is limited. As a result, there may be significant pent-up demand to sell shares of our common stock. A large volume of sales of shares of our common stock could decrease the prevailing market price of our common stock significantly. Regardless of whether a substantial number of sales of our shares of common stock actually occurs, the mere perception of the possibility of these sales could depress the market price of our common stock, and have a material adverse effect on us.

Risks Related to Our Conflicts of Interest

Conflicts of interest may exist or could arise in the future between the interests of our stockholders and the interests of holders of GRT OP Units, which may impede business decisions that could benefit our stockholders. Additionally, the chairman of our Board is a controlling person of entities that own GRT OP Units, and therefore may face conflicts with regard to his fiduciary duties to the Company and those entities.

Conflicts of interest exist or could arise in the future as a result of the relationships between us and our affiliates, on the one hand, and the GRT OP or any partner thereof, on the other. Our directors and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we, as the general partner of the GRT OP, have fiduciary duties, and obligations to the GRT OP and its limited partners under Delaware law and the partnership agreement of the GRT OP in connection with the management of the GRT OP. Our fiduciary duties and obligations as general partner to the GRT OP and its partners may come into conflict with the duties of our directors and officers to the Company. Additionally, the partnership agreement provides that we and our directors and officers will not be liable for monetary damages to the GRT OP, any partners or assignees for losses sustained or liabilities incurred as a result of errors in judgment or of any act or omission if we acted in good faith. Moreover, the partnership agreement provides that the GRT OP is required to indemnify us, as general partner, any of our officers, directors or employees and other persons as we may designate from and against any and all losses, claims, damages, liabilities, joint or several, expenses (including reasonable legal fees and expenses), judgments, fines, settlements and other amounts incurred in connection with any claims, demands, actions, suits or proceedings, relating to the operations of the GRT OP. No reported decision of a Delaware appellate court has interpreted provisions similar to the provisions of the partnership agreement of the GRT OP that modify and reduce our fiduciary duties or obligations as the general partner or reduce or eliminate our liability for money damages to the GRT OP and its partners. Additionally, the chairman of our Board is a controlling person of entities that own GRT OP Units which may be exchanged for our common stock in the future. The chairman of our Board may also make decisions on behalf of those entities.

Risks Related to Our Corporate Structure

Our charter and bylaws, the partnership agreement of our operating partnership and Maryland law contain provisions that may delay, defer or prevent a change of control transaction that might involve a premium price for our shares or that our stockholders otherwise believe to be in their best interest.

Our charter contains certain ownership limits with respect to our shares.

Generally, to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year (except with respect to the first taxable year for which an election to be taxed as a REIT is made). The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Our charter authorizes our Board to take such actions as it determines are necessary or appropriate to preserve our qualification as a REIT. Our charter prohibits the ownership by any Person (as defined in our charter) of more than 9.8% (in value or in number, whichever is more restrictive, as determined in good faith by our Board) of the aggregate of our common stock or more than 9.8% of the value (as determined in good faith by our Board) of the aggregate of our outstanding Shares (as defined in our charter), unless waived by our Board. For these purposes, our charter includes a “group” as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of “Person.” Our Board may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied.

This ownership limit and the other restrictions on ownership and transfer of our shares contained in our charter may:

• discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our shares or that our stockholders might otherwise believe to be in their best interest; or

•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.

Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that might involve a premium price for our shares or that our stockholders might otherwise believe to be in their best interest.

Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common stock with the opportunity to realize a premium price for our common stock, including:

• “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then-outstanding voting shares at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and/or supermajority shareholder voting requirements on these combinations; and

• “control share” provisions that provide that a shareholder’s “control shares” of our Company (defined as shares (other than shares acquired directly from us) that, when aggregated with other shares controlled by the stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

As permitted by the MGCL, we have elected to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.

Further, Maryland statutory law provides that an act of a director relating to or affecting an acquisition or a potential acquisition of control of a corporation may not be subject to a higher duty or greater scrutiny than is applied to any other act of a director. Hence, directors of a Maryland corporation by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.

Our stockholders’ investment return would be reduced if we were required to register as an investment company under the 1940 Act and we would not be able to continue our business unless and until we registered under the 1940 Act.

We conduct our operations so that we and our subsidiaries are not required to register as an investment company under the 1940 Act.

To maintain compliance with our 1940 Act exemption, we may be unable to sell assets we would otherwise want to sell and may sell assets we would otherwise wish to retain. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things, substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act or alternatively, register as an investment company under the 1940 Act. If we were required to register as an investment company but failed to do so, we would be prohibited from engaging in our business, and criminal and civil actions could be brought against us. In addition, our contracts would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the Company and liquidate our business.

Our stockholders’ interest in the Company will be diluted if we issue additional shares or if GRT OP issues additional units.

Our stockholders’ interest in the Company will be diluted if we issue additional shares. Our stockholders do not have preemptive rights to any shares issued by us in the future. Subject to Maryland law, our Board may increase the number of authorized shares of stock, increase or decrease the number of shares of any class or series of stock designated, or reclassify any unissued shares without obtaining stockholder approval. Further, our outstanding and any later-issued Series A Preferred Shares may be converted into our common stock under certain circumstances. Existing stockholders will experience dilution of their equity investment or voting power in the Company if we issue additional shares in the future, including issuing shares of restricted common stock or restricted stock units (“RSUs”) to our independent directors and executive officers, issuing shares in connection with an exchange of limited partnership interests of the GRT OP, or converting shares of the outstanding tranche of our Series A Preferred Shares into shares of our common stock and an additional tranche of Series A Preferred Shares that we are obligated to issue under certain circumstances and/or issuing shares under our DRP. Furthermore, because we own all of our assets and liabilities through the GRT OP, directly or indirectly through subsidiaries, to the extent we issue additional GRT OP unit, our stockholders' overall interest in our company will be diluted.

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

Holders of our Series A Preferred Shares have a right to require us to redeem the Series A Preferred Shares for cash in the event that we have not listed our securities on a national exchange by a certain date. This redemption obligation requires us to allocate cash to such redemption on limited notice when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans. Such holders also have a right to convert their Series A Preferred Shares into common shares as soon as August 2023 and such conversion would dilute the interests of our other stockholders. Furthermore, we may be obligated to issue a second tranche of such securities, increasing the holder’s interest in our Company and further diluting the interests of other stockholders. Any of the foregoing risks could have a material adverse effect on us.
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

The holder of the Series A Preferred Shares has a right to require us to redeem the Series A Preferred Shares (including any second tranche) for cash in the event that there has not been a listing by August 2023. This redemption obligation would require us to allocate cash to such redemption on limited notice when there may be a shortage of cash or when we would prefer to allocate cash to other uses consistent with our business plans. In addition, the holder of the Series A Preferred Shares has the right to convert any or all of the Series A Preferred Shares held by the holder into shares of our common stock beginning as soon as August 2023. Such conversion of the Series A Preferred Shares, whether the current tranche or both the current and second tranche, would be dilutive to our common stockholders, and, in the event of the issuance of a second tranche and the conversion of both tranches, would result in the holder of the Series A Preferred Shares owning approximately 8.0% of our common stock.
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
We are uncertain of our sources of funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.

To continue to qualify as a REIT, we generally must distribute to our stockholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all of our sources of funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses or expand our business.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our stockholders.

Our bylaws provide that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach by any director, officer or other employee of the Company of a duty owed to the Company or our stockholders or of any standard of conduct set forth in the Maryland General Corporation Law (“MGCL”), (iii) any action asserting a claim arising pursuant to any provision of the MGCL including, but not limited to, the meaning, interpretation, effect, validity, performance or enforcement of our charter or our bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine. This exclusive forum provision does not apply to claims under the Securities Act, the
Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction Any person or entity purchasing or otherwise acquiring or holding any interest in shares of our common stock will be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our Board, without stockholder approval, adopted this provision of our bylaws so that we may respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that the stockholder believes is favorable for disputes with the Company or our directors, officers, agents or employees, if any, and may discourage lawsuits against us and our directors, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland corporation may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

Risks Related to Our Business

We are primarily dependent on single-tenant leases for our revenue, and the bankruptcy, insolvency, or downturn in the business of, or a lease termination or election by a tenant not to renew could have a material adverse effect on us.

Our properties are primarily leased to single tenants or will derive a majority of their rental income from single tenants and, therefore, the success of those properties is materially dependent on the financial stability of the companies to which we have leased and/or who have guaranteed such leases. Lease payment defaults, including those caused by the current economic climate, could cause us to reduce the amount of distributions we pay and/or force us to find an alternative source of revenue to meet a debt payment and prevent a foreclosure if the property is subject to a mortgage. In the event of a default under a lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have a material adverse effect on us. Additionally, in certain instances, we may enter into leases that do not include a credit party guaranty. Moreover, we can provide no assurance that our strategy of owning and operating office and industrial properties that are primarily leased to single tenants will be successful or that we will attain our investment and portfolio management objectives. Furthermore, although we have no current intention to do so, we may also invest in single-tenant, leased office and industrial properties outside of the United States and we can provide no assurance that we will have success in any such investments. The occurrence of any of the foregoing could have a material adverse effect on us.

We currently rely on five tenants for a meaningful amount of revenue and adverse effects to their business could have a material adverse effect on us.

Our five largest tenants, based on Annualized Base Rent as of December 31, 2021, were Amazon.com, Inc. located in Illinois, Ohio and Virginia (approximately 4.5%), Keurig Green Mountain, Inc., located in Massachusetts (approximately 3.2%), General Electric Company located in Georgia, Ohio and Texas (approximately 3.1%), Wood Group USA, Inc. located in Texas (approximately 2.7%) and Cigna Corporation located in Alabama (approximately 2.5%). The revenues generated by the properties leased and/or guaranteed by these companies are substantially reliant upon the financial condition of such companies and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which could have a material adverse effect on us.

Approximately a quarter of the leases in our portfolio are scheduled to expire in the next three years and more than a third of our leases are scheduled to expire in the next four years, which may cause a loss in the value of our stockholders’ investment until the affected properties are re-leased or sold, increase our exposure to downturns in the real estate market during the time that we are trying to re-lease or sell such space, and increase our capital expenditure requirements during the re-leasing or sale period, any of which could have a material adverse effect on us.

Our lease expirations by year based on Annualized Base Rent as of December 31, 2021 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2022	$10,652	9	871,400	2.9%
2023	27,969	12	1,262,300	7.7
2024	47,231	20	4,349,400	13.1
2025	40,416	24	3,052,100	11.2
2026	28,691	11	2,425,900	7.9
2027	33,228	16	1,614,700	9.2
>2028	173,734	63	13,961,400	48.0
Vacant	—	—	1,604,900	—
Total	$361,921	155	29,142,100	100.0%

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

Therefore, if we were to liquidate any of these assets prior to the favorable re-leasing of the space, we may suffer a loss on our investment. Our stockholders may also suffer a loss (and a reduction in distributions) after the expiration of the applicable lease term if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. To meet our need for cash during these times, we may have to increase borrowings or reduce our distributions, or both. The occurrence of any of the foregoing risks could have a material adverse effect on us.

Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.

In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. We have significant property concentrations based on ABR as of December 31, 2021 in Texas (11.4%), California (10.9%), Arizona (9.3%) and Ohio (8.4%). In the future, we may experience additional geographic concentrations, which could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that such markets will not become less desirable to investors. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states, impair their ability to pay rent to us and materially and adversely affect us.

We may be unable to benefit from increases in market rental rates because our leases typically are long-term, have initial lease term rent escalations that are fixed and contain limitations on market rental rate resets upon renewal.

Based on ABR, as of December 31, 2021, our weighted average lease term was approximately 6.25 years and approximately 98.6% of our leases contained fixed rental rate increases during the initial lease term. By entering into longer term leases, we are subject to the risk during the initial term that we would not be able to increase our rental rates to market rental rates if prevailing rental rates have increased. In addition, during periods of high inflation, fixed rental rate increases subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if the rental rate increases were based on an increase in the consumer price index over a specified period. In addition, our leases often contain provisions (including caps, collars, fixed increases, etc.) that may limit our ability to reset rental rates to market rental rates upon expiration of the initial lease term. Any inability to take advantage of increases in prevailing rental rates could adversely impact the value of our properties and on the market price of our common shares.

Our real estate investments may include special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.

We focus our investments on office and industrial properties, a number of which may have special uses. Special use properties may be relatively illiquid compared to other types of real estate and financial assets. Upon expiration or early termination of a lease, this illiquidity could limit our ability to quickly change our portfolio in response to changes in economic, market or other conditions to an even greater extent than the typically illiquid nature of real estate assets. With these properties, we may be required to renovate or demolish a vacant property in order to try to re-lease or sell it, grant rent or other concessions and/or make significant capital expenditures to improve these properties in order to retain existing tenants. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the company that has leased and/or guaranteed the lease of the property due to the special purpose for which the property may have been designed. These and other limitations could have a material adverse effect on us and may affect our ability to re-lease or sell these properties upon expiration or early termination of a lease, which could have a material adverse effect on us.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties, which could have a material adverse effect on us.

The commercial real estate markets in which we operate are highly competitive. The leasing of real estate is also often highly competitive, and we may experience competition for tenants from owners and managers of competing properties. An oversupply of properties in the industries and geographies in which we concentrate could further increase competition. As a result, we may have to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentive payments or we might not be able to timely lease the space. If our competitors offer space at rental rates below current market rates or below the rental rates we currently charge our tenants, we may lose existing or potential tenants and we may be pressured to reduce our rental rates or to offer more substantial rent abatements, tenant improvements, early termination rights, below-market renewal options or other lease incentives in order to retain tenants when our leases expire. Competition for companies that may lease or guarantee our properties could decrease or prevent increases of the occupancy and rental rates of our properties. Furthermore, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties. The occurrence of any of the foregoing could have a material adverse effect on us.

We depend on current key personnel for our future success, and the loss of such personnel or inability to attract and retain personnel could harm our business and the loss of services of one or more members of our executive management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business, diminish our investment opportunities and weaken our business relationships with lenders, business partners, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.

Our future success will depend in large part on our ability to attract and retain a sufficient number of qualified personnel. Competition for such personnel is intense, and we cannot assure stockholders that we will be successful in attracting and retaining such skilled personnel. Our future success also depends upon the service of our executive management team, who we believe have extensive market knowledge and business relationships and will exercise substantial influence over the Company’s operating, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that we believe that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist us in negotiations with lenders, companies that may lease or guarantee our properties and other industry personnel. As a result, the loss of one or more of them could harm our business. We believe that many of our other key executive personnel also have extensive experience and strong reputations in the industry. In particular, the extent and nature of the business relationships that these individuals have developed is critically important to the success of our business. The loss of services of one or more members of our executive management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and weaken our business relationships with lenders, business partners, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, any of which could have a material adverse effect on us.

A cyber incident is any intentional or unintentional adverse event that threatens the confidentiality, integrity, or availability of our information resources and can include unauthorized persons gaining access to systems to disrupt operations, corrupting data or stealing confidential information. The risk of a cyber incident or disruption, including by computer hackers, foreign governments, information service interruptions and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks have increased globally. As our reliance on technology increases, so do the risks posed to our systems – both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and private data exposure. A significant and extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of proprietary, personally identifying, or confidential information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Although we have implemented processes, procedures and controls based on published best practices cybersecurity controls to help mitigate the risks associated with a cyber incident, there can be no assurance that these measures will be sufficient for all possible situations. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect the information we maintain. Unauthorized parties, whether within or outside the Company, may disrupt or gain access to our systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted cyber incidents evolve and generally are not recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely mitigate this risk. The occurrence of any of the foregoing risks could have a material adverse effect on us.

To the extent we are unable to pass along our property operating expenses to our tenants, our financial condition, results of operations and cash flow, may be negatively impacted.

Operating expenses associated with owning a property typically include real estate taxes, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay their proportionate share of substantially all such property operating expenses. However, on a limited basis we lease our properties to tenants pursuant to leases that do not pass along all such property operating expenses (e.g., triple-net leases that cap the amount by which certain operating expenses may grow on a per annum basis and be reimbursed by the tenant, net leases (single net or double net) that require the tenant to pay their proportionate share of one or more of real estate taxes and insurance costs, modified gross leases in which a tenant pays only base rent at the lease’s inception but, in subsequent years, pays the base rent plus a proportional share of some of the property operating expenses to the extent that a tenant’s pro rata share of expenses exceeds a base year level set forth in the lease, etc.). Occasionally, we have entered into leases pursuant to which we retain responsibility for the costs of structural repairs and maintenance. An increase in property operating expenses that we are unable to pass along to our tenants could negatively impact our financial condition, results of operations and cash flow. Similarly, vacancy in our portfolio would negatively impact our financial condition, results of operations and cash flow, as we would be responsible for all property operating expenses that we have formerly passed on to our tenants.

If global market and economic conditions deteriorate, it could have a material adverse effect on us.

Weak economic conditions generally, sustained uncertainty about global economic conditions, a tightening of credit markets, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. Additionally, these factors and conditions could have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to lease our properties and increase or maintain rental rates may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.

Inflation may materially and adversely affect us and our tenants.

Increased inflation could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases will not keep up with the rate of inflation. Increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.

Corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors, may impose additional costs and expose us to new risks.

The importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. A low sustainability score could result in a negative perception of the Company, or exclusion of our common stock from consideration by certain investors.

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

As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such material weaknesses or significant deficiencies, we will make efforts to further improve our internal control over financial reporting controls, but there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information.

Risks Related to Investments in Real Estate

Our operating results will be affected by economic and regulatory changes that have an adverse impact on the real estate market in general, and we cannot assure our stockholders that we will be profitable or that we will realize growth in the value of our real estate properties.

We own and operate real estate and face risks related to investments in real estate. As of December 31, 2021, our real estate portfolio included 121 properties in 26 states and 134 lessees consisting substantially of office, industrial, and manufacturing facilities and one land parcel. Our operating results will be subject to risks generally incident to the ownership of real estate. These include risks described elsewhere in this "Risk Factors" section and other risks, including the following:

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

•it may be difficult to sell real estate quickly, or potential buyers of our properties may experience difficulty in obtaining financing, which may limit our ability to dispose of properties promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate dispositions of our properties, on favorable terms, or at all;

•our properties may be subject to impairment losses, which could have a material adverse effect on us;

•changes in tax, real estate, environmental or zoning laws and regulations;

•changes in property tax assessments and insurance costs;

•changes in interest rates and rising inflation;

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

These and other risks could have a material adverse effect on us and may prevent us from realizing value from our real estate properties.

We may obtain only limited warranties when we purchase a property.

The seller of a property will often sell such property in its “as is” condition on a “where is” basis and “with all faults,”
without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements typically contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing and subject to a floor and cap. Also, most sellers of large commercial properties are special purpose entities without assets other than the property itself and there is often no credit behind the surviving provisions of a purchase agreement. The purchase of properties with limited warranties and/or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property and could expose us to unknown liabilities.

We may finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. We may finance properties with lock-out provisions, which could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our stockholders and may prohibit us from reducing the outstanding indebtedness with respect to any such properties by repaying or refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties. Any mortgage debt that we place on our properties may also impose prepayment penalties upon the sale of the mortgaged property. If a lender invokes these penalties upon the sale of a property or prepayment of a mortgage on a property, the cost to the Company to sell, repay or refinance the property could increase substantially. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our stockholders’ best interests. The occurrence of any of the foregoing could have a material adverse effect on us.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.

We may suffer losses that are not covered by insurance or that are in excess of insurance. There are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, fires, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain, even though available, any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high. Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Tenants are required to provide proof of insurance by furnishing a certificate of insurance to us on an annual basis. The insurance certificates are tracked and reviewed for compliance by our property manager. Separately, we obtain, to the extent available, contingent liability and property insurance and flood insurance, rent loss insurance covering at least one year of rental loss, and a pollution insurance policy for all of our properties. However, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk. We cannot assure stockholders that we will have adequate coverage for losses. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.
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

The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake) affecting an area in which we have a significant concentration of properties, such as in Texas, California, Ohio, Arizona, Georgia, Illinois or New Jersey, could have a material adverse effect on us. We also own at least one property near an earthquake fault line. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from climate change, natural disasters or severe weather conditions.

Costs of complying with governmental laws and regulations, including those relating to environmental matters and the ADA, may have a material adverse effect on us.
Our operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and zoning and state and local fire and life safety requirements.
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
Additionally, our tenants’ operations, the existing condition of land when we acquired it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. There are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance, which could result in material expenditures. We cannot assure our stockholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us.
Under the ADA all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. The ADA generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We aim to own and operate properties that comply with the ADA or may place the burden on a third party to ensure compliance with the ADA. However, we cannot assure our stockholders that we will be able to allocate responsibilities in this manner. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we diligence compliance with laws, including the ADA, when we acquire properties, we may incur additional costs to comply with the ADA or other regulations related to access by disabled persons. If required changes involve a greater amount of expenditures than we currently anticipate, it could have a material adverse effect on us.

Furthermore, our properties may be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements. However, we cannot assure our stockholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have a material adverse effect on us.

The occurrence of any of the foregoing could have a material adverse effect on us.

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

If we were to default under our credit agreement, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the “Second Amended and Restated Credit Agreement”), with KeyBank, National Association (“KeyBank”), as administrative agent, and a syndicate of lenders, we, through GRT OP, L.P., a Delaware limited partnership and a subsidiary of the Company, as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the "$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. In addition to customary representations, warranties, covenants, and indemnities, the Second Amended and Restated Credit Agreement contains a number of financial covenants as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K.

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

We have placed, and intend to continue to place, permanent financing on our properties or increase our credit facility or other similar financing arrangement in order to acquire properties. We may also decide to later further leverage our properties or to rely on securitization vehicles. We may borrow funds for any purposes related to our business. A shortfall between the cash flow from our properties and the cash flow needed to service debt could have a material adverse effect on us.

Any of the foregoing could have a material adverse effect on us.

We have incurred, and intend to continue to incur, indebtedness secured by our properties. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could have a material adverse effect on us.

Some of our borrowings to acquire properties will be secured by mortgages on our properties, and we may in the future rely on securitization vehicles. In addition, some of our properties contain mortgage financing. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan or vehicle, which could have a material adverse effect on us. To the extent lenders require us to cross-collateralize our properties, or provisions in our loan documents contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. Foreclosures of one or more of our properties could have a material adverse effect on us.

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

Failure to hedge effectively against interest rate changes may adversely affect our financial condition, results of operations, cash flow, per share trading price of our common shares and ability to make distributions to our shareholders.

The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. Subject to these restrictions, we have entered, and may continue to enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions include entering into interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates, which could reduce the overall returns on our investments. Failure to hedge effectively against interest rate changes could materially adversely affect our financial condition, results of operations, cash flow and ability to make distributions to our shareholders. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

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

On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In the U.S., the Alternative Rates Reference Committee (the “ARRC”), a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Liquidity in SOFR-linked products has increased significantly this year after the implementation of the SOFR First best practice as recommended by the Market Risk Advisory Committee of the Commodity Futures Trading Commission.
We have term loans totaling $950 million and interest swap agreements with a total notional amount of $750 million that currently use LIBOR as a reference rate and extend past June 30, 2023. Though an alternative reference rate for LIBOR, SOFR, exists, significant uncertainties still remain. We can provide no assurance regarding the future of LIBOR and when our LIBOR-

based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
U.S. Federal Income Tax Risks
Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions because we would incur additional tax liabilities, which could have a material adverse effect on us.
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific stockholder rules, and various other requirements imposed by the Code.

If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to stockholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. In addition, distributions to our stockholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions.

Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations, or court decisions could change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT could have a material adverse effect on us.

To qualify as a REIT, and to avoid the payment of U.S. federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay distributions, which may result in our distributing amounts that may otherwise be used for our operations, which could have a material adverse effect on us.

To qualify as a REIT, we will be required each year to distribute to our stockholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any taxable year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of U.S. federal income and excise taxes. We may be required to make distributions to our stockholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us, which could have a material adverse effect on us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.

If the GRT OP fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.

We intend to maintain the status of the GRT OP as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the GRT OP as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that the GRT OP could make. This would also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on our stockholders’ investment, which could have a material adverse effect on us. In addition, if any of the entities through which the GRT OP owns its properties, in whole or in part, loses its characterization as a partnership for federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to the GRT OP and jeopardizing our ability to maintain REIT status.

In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain federal, state, and other income taxes, which would reduce our cash available for distribution to our stockholders and could have a material adverse effect on us.

Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state and local income taxes on our income and assets, including taxes and undistributed income, built in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions”, that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our stockholders would be treated as if they earned that income and paid the tax on it directly. However, our stockholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of the GRT OP or at the level of the other companies through which we indirectly own our assets. In particular, we will be subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our taxable REIT subsidiaries. Any U.S. or federal, state or other taxes we pay will reduce our cash available for distribution to our stockholders and could have a material adverse effect on us.
We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our stockholders and could have a material adverse effect on us.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available for distributions to our stockholders.

Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities, which could have a material adverse effect on us.

To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of shares of our common stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests, any of which could have a material adverse effect on us. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.

To the extent our distributions represent a return of capital for tax purposes, a stockholder could recognize an increased capital gain upon a subsequent sale of the stockholder’s common stock.

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a stockholder to the extent those distributions do not exceed the stockholder’s adjusted tax basis in his or her common stock, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to non-U.S. stockholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the stockholder (assuming such stock is held as a capital asset for U.S. federal income tax purposes). If distributions result in a reduction of a stockholder’s adjusted basis in his or her common stock, then subsequent sales of such stockholder’s common stock potentially will result in recognition of an increased capital gain.

Legislation that modifies the rules applicable to partnership tax audits may affect us.

Under the Bipartisan Budget Act of 2015, liability is imposed on the partnership (rather than its partners) for adjustments to reported partnership taxable income resulting from audits or other tax proceedings. The liability can include an imputed underpayment of tax, calculated by using the highest marginal U.S. federal income tax rate, as well as interest and penalties on such imputed underpayment of tax. It is possible that the Bipartisan Budget Act of 2015 rules could result in partnerships in which we directly or indirectly invest (including our operating partnership) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we may have not been a partner in the partnership during the year to which the audit relates and we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Using certain rules, partnerships may be able to transfer these liabilities to their partners. In the event any adjustments are imposed by the IRS on the taxable income reported by any subsidiary partnerships, we intend to utilize certain rules to the extent possible to allow us to transfer any liability with respect to such adjustments to the partners of the subsidiary partnerships who should properly bear such liability. However, there is no assurance that we will qualify under those rules or that we will have the authority to use those rules under the operating agreements for certain of our subsidiary partnerships.

The changes created by the Bipartisan Budget Act of 2015 rules are sweeping, and in many respects, dependent on the promulgation of future regulations or other guidance by the U.S. Department of the Treasury. Investors are urged to consult their tax advisors with respect to these changes and their potential impact on their investment in our common stock.

Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.

The U.S. federal income tax laws and regulations governing REITs and their stockholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our stockholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2021, we owned a fee simple interest and a leasehold interest in 114 and 7 properties, respectively, encompassing approximately 29.2 million rentable square feet. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties. See Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our indebtedness secured by our properties.
Revenue Concentration
No lessee or property, based on Annualized Base Rent as of December 31, 2021, pursuant to the respective in-place leases, was greater than 4.5% as of December 31, 2021.

The percentage of Annualized Base Rent as of December 31, 2021, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rent (unaudited)	Number of Properties	Percentage of Annualized Base Rent
Texas	$41,117	14	11.4%
California	39,546	9	10.9
Arizona	33,546	10	9.3
Ohio	30,258	12	8.4
Georgia	24,583	5	6.8
Illinois	21,676	7	6.0
New Jersey	18,113	5	5.0
North Carolina	17,408	9	4.8
Massachusetts	16,532	5	4.6
Colorado	14,010	6	3.9
All Others (1)	105,132	39	28.9
Total	$361,921	121	100.0%
(1)All others account for less than 3.7% of total Annualized Base Rent on an individual state basis.
The percentage of Annualized Base Rent as of December 31, 2021, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rent (unaudited)	Number of Lessees	Percentage of Annualized Base Rent
Capital Goods	$45,269	22	12.5%
Health Care Equipment & Services	32,572	11	9.0
Materials	28,551	10	7.9
Consumer Services	27,461	12	7.6
Insurance	26,685	11	7.4
Telecommunication Services	21,724	6	6.0
Diversified Financials	19,037	5	5.3
Technology Hardware & Equipment	18,786	6	5.2
Consumer Durables & Apparel	18,228	8	5.0
Retailing	17,538	6	4.8
All others (2)	106,070	37	29.3
Total	$361,921	134	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.5% of total Annualized Base Rent on an individual industry basis.
The percentage of Annualized Base Rent as of December 31, 2021, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rent (unaudited)	Percentage of Annualized Base Rent
Amazon.com, Inc.	$16,176	4.5%
Keurig Green Mountain, Inc.	$11,419	3.2%
General Electric Company	$11,221	3.1%
Wood Group USA, Inc.	$9,817	2.7%
Cigna Corporation	$8,902	2.5%
Southern Company Services, Inc.	$8,866	2.4%
McKesson Corporation	$8,841	2.4%
LPL Holdings, Inc.	$8,404	2.3%
Freeport Minerals Corporation	$7,629	2.1%
State Farm Mutual Automobile Insurance Company	$7,507	2.1%

The tenant lease expirations by year based on Annualized Base Rent as of December 31, 2021 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2022	$10,652	9	871,400	2.9%
2023	27,969	12	1,262,300	7.7
2024	47,231	20	4,349,400	13.1
2025	40,416	24	3,052,100	11.2
2026	28,691	11	2,425,900	7.9
2027	33,228	16	1,614,700	9.2
>2028	173,734	63	13,961,400	48.0
Vacant	—	—	1,604,900	—
Total	$361,921	155	29,142,100	100.0%
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
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information

As of February 25, 2022, we had approximately 565,265 Class T shares, 1,801 Class S shares, 42,013 Class D shares, 1,911,819 Class I shares, 24,509,573 Class A shares, 47,592,118 Class AA shares, 926,936 Class AAA shares and 249,088,662 Class E shares of common stock outstanding, including common stock issued pursuant to our DRP and stock distributions held by a total of approximately 59,000 stockholders of record. There is currently no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder, or at all.
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

Recent Sales of Unregistered Securities
During the year ended December 31, 2021, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 1, 2021 the Company announced that it suspended the SRP beginning with the next cycle commencing fourth quarter 2021. Therefore, during the quarter ended December 31, 2021, we had no redemptions of common shares.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K.
Overview
Griffin Realty Trust, Inc. is an internally managed, publicly-registered, non-traded REIT. We are committed to creating exceptional value for all of our stakeholders through the ownership and operation of a diversified portfolio of strategically-located, high-quality, business-essential office and industrial properties that are primarily leased to nationally-recognized single tenants we have determined to be creditworthy.
The GRT platform was founded in 2009 and we have since grown to become one of the largest office and industrial-focused net-lease REITs in the United States. Since our founding, our mission has been consistent – to generate long-term results for our stockholders by combining the durability of high-quality corporate tenants, the stability of our revenue and the power of proactive management. To achieve this mission, we leverage the skills and expertise of our employees, who have experience across a range of disciplines including acquisitions, dispositions, asset management, property management, development, finance, law and accounting. They are led by an experienced senior management team with an average of approximately 30 years of commercial real estate experience.
On July 1, 2021, we changed our name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and our operating partnership changed its name from Griffin Capital Essential Asset Operating Partnership L.P. to GRT OP, L.P.
On March 1, 2021, we completed our acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock was converted into the right to receive 1.392 shares of our Class E common stock.

As of December 31, 2021, we owned 121 properties (including one land parcel) in 26 states. Our Annualized Base Rent as of December 31, 2021 is expected to be approximately $361.9 million with approximately 67.0% expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies we have determined to be creditworthy. As of December 31, 2021, our portfolio was approximately 94.5% leased (based on square footage), with a weighted average remaining lease term of 6.25 years, weighted average annual rent increases of approximately 2.0%.
COVID-19 and Outlook

We are closely monitoring the continued impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted, and may continue to impact, our tenants and business partners. We cannot predict when pandemic-related restrictions currently in place will be lifted to some extent or entirely, and to whether or not restrictions though currently lifted, may later be put back in place. As a result, the COVID-19 pandemic has negatively impacted almost every industry, directly or indirectly, including industries in which we and our tenants operate, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. Demand for office space nationwide has declined and may continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy.

While we did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2021, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our real estate properties, and our financial condition, including our NAV per share, results of operations, cash flows, performance, or our ability to satisfy our debt obligations and/or to maintain our level of distributions to our stockholders may be adversely impacted or disrupted. We cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could adversely impact us. As of February 25, 2022, we have received approximately 100% of our portfolio rent payments for the full year 2021 and January 2022. We are unable to predict the amount of future rent relief inquiries and our prior rent collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

While the long-term impact of the COVID-19 pandemic on our business is not yet known, our management believes we are well-positioned from a liquidity perspective with $545.1 million of immediate liquidity as of December 31, 2021, consisting of $376.5 million undrawn on our $750.0 million senior unsecured revolving credit facility (the "Revolving Credit Facility") and $168.6 million of cash on hand. Included in these amounts is $125.0 million from our Revolving Credit Facility that we borrowed in April 2020 for potential upcoming capital expenditure requirements and to provide us with a flexible conservative cash management position. Additionally, our Second Amendment to the Second Amended and Restated Credit Agreement increased our credit facility availability from $1.5 billion to $1.9 billion. See Part I "Item 1A. Risk Factors", of this Annual Report on Form 10-K for a discussion about risks that COVID-19 directly or indirectly may pose to our business.

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
Critical Accounting Estimates
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
The following critical accounting estimates discussion reflects what we believe are the most significant estimates, assumptions, and judgments that have had or are reasonably likely to have a material impact on our financial condition or our results of operations. This discussion of our critical accounting estimates is intended to supplement the description of our accounting policies in the footnotes to our consolidated financial statements and to provide additional insight into the information used by management when evaluating significant estimates, assumptions, and judgments. For further discussion on our significant accounting policies, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. As of December 31, 2021, in connection with the preparation and review of the Company's financial statements, we recorded an impairment provision related to the building and land on two properties. See Note 3, Real Estate to our consolidated financial statements included in this Annual Report on Form 10-K for details.

Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements including in this Annual Report on Form 10-K.
Results of Operations
Overview

Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 2.9% of our Annualized Base Rent as of December 31, 2021 are scheduled to expire during the period from January 1, 2022 to December 31, 2022. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from January 1, 2022 to December 31, 2022, thereby resulting in revenue that may differ from the current in-place rents.Additionally, over the next three years, approximately a quarter of the leases in our portfolio are scheduled to expire including approximately 2.9%, 7.7% and 13.1% of our Annualized Base Rent expiring in 2022, 2023 and 2024, respectively and more than a third of our leases are scheduled to expire in the next four years including 11.2% of our Annualized Base Rent expiring in 2025.

Segment Information

The Company internally evaluates all of the properties and interests therein as one reportable segment.

Recent Developments

The following are significant developments in our business during 2021:

•On March 1, 2021, we completed our previously announced acquisition of CCIT II for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction;

•Upon the closing of the CCIT II transaction, we amended the terms of our Revolving Credit Facility, which provided for a new $400 million delayed draw term loan and the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600.0 million in the aggregate;

•On July 14, 2021, we executed a third amendment to our existing credit agreement, which decreased the applicable interest rate margin for the $150 million 7-year loan (see Liquidity and Capital Resource section);

•On October 1, 2021, we announced that, in light of certain strategic initiatives, we suspended our DRP and our SRP commencing with the fourth quarter of 2021; and

•We disposed of three properties for total proceeds of $11.5 million in April 2021, $10.5 million in June 2021, and $1.8 million in February 2021, respectively.
Same Store Analysis
For the year ended December 31, 2021, our "Same Store" portfolio consisted of 94 properties, encompassing approximately 24.7 million square feet, with an acquisition value of $4.0 billion and Annualized Base Rent as of December 31, 2021 was $288.0 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 94 properties for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$380,189	$384,220	$(4,031)	(1)%
Property operating expense	52,465	52,565	(100)	—
Property management fees to non-affiliates	3,409	3,414	(5)	—
Property tax expense	36,479	36,107	372	—
Depreciation and amortization	160,022	156,069	3,953	3%
Rental Income
Rental income decreased by approximately $4.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily as a result of (1) an approximately $7.3 million decrease in termination income for the year ended December 31, 2021; and (2) approximately $5.3 million in expiring and early terminated leases; offset by (3) an approximately $6.3 million increase in lease commencements and amendments to existing tenant leases during the year ended December 31, 2021; and (4) an approximately $2.1 million increase in common area maintenance recoveries primarily due to $1.0 million in prior year operating expense (“OPEX”) concessions expiring in the current year and $1.0 million in prior year reconciliations and timing of OPEX.
Portfolio Analysis
Comparison of the Years Ended December 31, 2021 and 2020
The following table provides summary information about our results of operations for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$459,872	$397,452	$62,420	16%
Property operating expense	61,259	57,461	3,798	7%
Property tax expense	41,248	37,590	3,658	10%
Property management fees to non-affiliates	4,066	3,656	410	11%
General and administrative expenses	40,479	38,633	1,846	5%
Corporate operating expenses to affiliates	2,520	2,500	20	1%
Depreciation and amortization	209,638	161,056	48,582	30%
Impairment provision	4,242	23,472	(19,230)	(82)%
Interest expense	85,087	79,646	5,441	7%
Gain (loss) from investment in unconsolidated entities	8	(6,523)	6,531	(100)%
(Loss) gain from disposition of assets	(326)	4,083	(4,409)	(108)%
Rental Income
The increase in rental income of approximately $62.4 million during the year ended December 31, 2021 compared to the same period a year ago is primarily the result of (1) approximately $76.7 million primarily related to the CCIT II Merger during the year; (2) approximately $6.3 million in 2021 leasing activity and amendments to existing tenant leases; and (3) approximately $2.9 million in prior year operating expense concessions expiring and common area management reconciliations; offset by (4) approximately $11.4 million in lower termination income, which primarily includes termination income in the current year from tenants: Waste Management of Arizona, Inc. and Intermec Technologies Corp., compared to the same period a year ago; (5) approximately $5.3 million lower base rent income due to expiring leases and terminations; and (6) approximately $7.1 million as a result of the sale of two properties.
Property Operating Expense
The increase in property operating expense of approximately $3.8 million during the year ended December 31, 2021 compared to the same period a year ago is primarily the result of (1) approximately $7.9 million related to the CCIT II Merger during the year; offset by (2) approximately $4.0 million as a result of five properties sold.
Property Tax Expense
The increase in property operating expense of approximately $3.7 million during the year ended December 31, 2021 compared to the same period a year ago is primarily the result of (1) approximately $5.2 million related to the CCIT II Merger during the year; offset by (2) approximately $1.9 million as a result of five properties sold.
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.4 million during the year ended December 31, 2021 compared to the same period a year ago is primarily the result of the CCIT II Merger during the year ended December 31, 2021.
General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2021 increased by approximately $1.8 million compared to the same period a year ago primarily due to (1) approximately $1.9 million in additional restricted stock expense primarily as a result of the amortization of 2021 restricted stock unit grants including a one-time grant associated with the CCIT Merger; (2) an increase of $2.5 million of professional and transfer agent fees; (3) an approximately $0.9 million in increase in information technology costs and state taxes; offset by (3) approximately $4.4 million write-off of project costs in the fourth quarter of 2020.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2021 increased by approximately $48.6 million as a result of (1) approximately $48.3 million as a result of the CCIT II Merger during the year ended December 31, 2021; and (2) $3.6 million related to fixed asset additions subsequent to December 31, 2020; offset by (3) approximately $3.5 million related to accelerated amortization due to terminated leases and assets sold in 2020.

Impairment Provision
The decrease in impairment provision of approximately $19.2 million for the year ended December 31, 2021 compared to the same period a year ago is primarily due to the recording of impairments of three properties in 2020: 2200 Channahon Road, Houston Westway I and 2275 Cabot Drive.
Interest Expense
The increase of approximately $5.4 million in interest expense for the year ended December 31, 2021 compared to the same period in the prior year is primarily the result of (1) approximately $6.6 million of interest and financing expenses related to the $400M 5-Year Term Loan 2025; offset by (2) approximately $0.9 million as a result of lower interest rates compared to the same period in the prior year.

Loss from Investment in Unconsolidated Entities
The reduction of approximately $6.5 million in loss from investment in unconsolidated entities in the year ended December 31, 2021 as compared to the same period in the prior year is primarily the result of an other-than-temporary impairment loss and winding down of our investments in our unconsolidated joint venture in the prior period.
Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $4.4 million in the year ended December 31, 2021 as compared to the same period a year ago is primarily the result of the sale of Bank of America I property in 2020.
For additional information related to a comparison of the Company’s results for the years ended December 31, 2020 and 2019, please see the information under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on February 26, 2021, which information under that section is incorporated herein by reference.

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

Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$11,570	$(5,774)	$37,044
Adjustments:
Depreciation of building and improvements	125,388	93,979	80,393
Amortization of leasing costs and intangibles	84,598	67,366	73,084
Impairment provision	4,242	23,472	30,734
Equity interest of depreciation of building and improvements - unconsolidated entities	—	1,438	2,800
Equity interest of amortization of intangible assets - unconsolidated entities	—	1,751	4,632
Loss (Gain) from disposition of assets	326	(4,083)	(29,938)
Equity interest of gain on sale - unconsolidated entities	(8)	—	(4,128)
Impairment of unconsolidated entities	—	1,906	6,927
FFO	$226,116	$180,055	$201,548
Distributions to redeemable preferred shareholders	(9,698)	(8,708)	(8,188)
FFO attributable to common stockholders and limited partners	$216,418	$171,347	$193,360
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$216,418	$171,347	$193,360
Adjustments:
Non-cash earn-out adjustment	—	(2,581)	(1,461)
Revenues in excess of cash received, net	(10,780)	(25,686)	(19,519)
Amortization of share-based compensation	7,470	4,108	2,614
Deferred rent - ground lease	2,064	2,065	1,353
Amortization of above/(below) market rent, net	(1,323)	(2,292)	(3,201)
Amortization of debt premium/(discount), net	409	412	300
Amortization of below tax benefit amortization	1,252	—	—
Amortization of ground leasehold interests	(350)	(290)	(52)
Non-cash lease termination income	—	—	(10,150)
Financed termination fee payments received	—	7,557	6,065
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	505	528
Unrealized loss (gain) on investments	(15)	31	307
Company's share of amortization of above market rent - unconsolidated entity	—	1,419	3,696
Performance fee adjustment	—	—	(2,604)
Unconsolidated joint venture valuation adjustment	—	4,452	—
Employee separation expense	777	2,666	—
Write-off of reserve liability	(1,166)	—	—
Write-off of transaction costs	65	4,427	252
Transaction expense	966	—	—
AFFO available to common stockholders and limited partners	$215,787	$168,140	$171,488
FFO per share, basic and diluted	$0.63	$0.65	$0.76
AFFO per share, basic and diluted	$0.63	$0.64	$0.68

Weighted-average common shares outstanding - basic EPS	309,250,873	230,042,543	222,531,173
Weighted-average OP Units	31,838,889	31,919,525	30,947,370
Weighted-average common shares and OP Units outstanding - basic FFO/AFFO	341,089,762	261,962,068	253,478,543

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as the ability and willingness of our tenants’ to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, distributions, including preferred equity distribution, redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, we anticipate that cash needs will be met from funds from operations and our Credit Facility. We anticipate that cash flows from continuing operations and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, distributions and other requirements over the next 12 months and in the longer term.
Financing Activities

Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement , we, through the GRT OP as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of December 31, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.

Based on the terms of the Second Amended and Restated Credit Agreement as of December 31, 2021, the interest rate for the Credit Facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of this Annual Report on Form 10-K for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.

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

The following table sets forth a summary of the interest rate swaps at December 31, 2021 and December 31, 2020 (dollars in thousands):

				Fair Value (1)		Current Notional Amount
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2021	2020	2021	2020
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$1,648	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	1,059	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	749	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,342)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(5,909)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(5,899)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(5,958)	(11,225)	100,000	100,000
Total				$(21,652)	$(53,975)	$750,000	$750,000

(1) We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2021, derivatives where in an asset or/liability position are included in the line item "Other assets or Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.
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
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of December 31, 2021, we had sold 35,519,796 shares for approximately $341.1 million in our DRP Offering.
On October 1, 2021, the Company announced a suspension of our DRP, effective October 11, 2021, which remains in effect as of the date of this filing.
Share Redemption Program
Under parameters established by our Board in 2020 under the SRP, redemptions through September 30, 2021 were limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and the quarterly cap on aggregate redemptions was equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions are made within the first three business days of the following quarter. During year ended December 31, 2021, we redeemed 2,232,476 shares.
On October 1, 2021, we announced a suspension of our SRP beginning with the next cycle commencing fourth quarter 2021, which suspension remains in effect as of the date of this filing.

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
As of December 31, 2021, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2021.
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

Liquidity Requirements

Our principal liquidity needs for the next 12 months and in the longer term are to fund:

•normal recurring expenses;

•debt service and principal repayment obligations;

•capital expenditures, including tenant improvements and leasing costs;

•redemptions;

•distributions to shareholders, including preferred equity distribution and distributions to holders of GRT OP Units;

•possible acquisitions of properties.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, including proceeds from secured or unsecured financings from banks or other lenders, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to acquire or develop facilities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility, securitization vehicle or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

To qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to our stockholders. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, divesting ourselves of properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions, the availability and attractiveness of the terms of which cannot be assured.
Cash Requirements
The Company’s material cash requirements as of as of December 31, 2021 including the following contractual obligations (in thousands):

	Payments Due During the Years Ending December 31,
	Total	2022	Thereafter
Outstanding debt obligations (1)	$2,541,515	$9,501	$2,532,014
Interest on outstanding debt obligations (2)	274,829	65,948	208,881
Interest rate swaps (3)	50,962	14,227	36,735
Ground lease obligations	$300,734	2,197	298,537
Total	$3,168,040	$91,873	$3,076,167
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at December 31, 2021. Projected interest payments on the Credit Facility and Term Loan are based on the contractual interest rates in effect at December 31, 2021.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of December 31, 2021.
Capital Expenditures and Tenant Improvement Commitments
As of December 31, 2021, we had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $25.4 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank loans.
Our cash, cash equivalents and restricted cash activity decreased by approximately $107.2 million during the year ended December 31, 2021 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Year Ended December 31,
	2021	2020	Change
Net cash provided by operating activities	$204,979	$164,538	$40,441
Net cash (used in) provided by investing activities	$(62,810)	$(24,971)	$(37,839)
Net cash provided by (used in) financing activities	$(159,335)	$(49,521)	$(109,814)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2021, we generated $205.0 million in cash from operating activities compared to $164.5 million for the year ended December 31, 2020. Net cash provided by operating activities before changes in operating assets and liabilities for the year ended December 31, 2021 increased by approximately $67.6 million to approximately $227.1 million compared to approximately $159.5 million for the year ended December 31, 2020, primarily related to the CCIT II Merger.
Investing Activities. Cash provided by investing activities for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	Increase (decrease)
Net cash (used in) provided by investing activities:
Distributions of capital from investment in unconsolidated entities	$42	$8,531	$(8,489)
Proceeds from disposition of properties	22,408	51,692	(29,284)
Real estate acquisition deposits	—	1,047	(1,047)
Restricted reserves	1,078	(1,530)	2,608
Total sources of cash provided by investing activities	$23,528	$59,740	$(36,212)
Uses of cash for investing activities:
Cash acquired in connection with the Company Merger, net of acquisition costs	$(36,746)	$—	$(36,746)
Acquisition of properties, net	—	(16,584)	16,584
Payments for construction in progress	(49,260)	(58,938)	9,678
Investment in unconsolidated joint venture	—	(8,160)	8,160
Purchase of investments	(332)	(1,029)	697
Total uses of cash (used in) provided by investing activities	$(86,338)	$(84,711)	$(1,627)
Net cash (used in) provided by investing activities	$(62,810)	$(24,971)	$(37,839)

Financing Activities. Cash used in financing activities for the years ended December 31, 2021 and 2020 consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Term Loan	$400,000	$—	$400,000
Proceeds from borrowings - Revolver/KeyBank Loans	—	215,000	(215,000)
Issuance of common stock, net of discounts and underwriting costs	—	4,698	(4,698)
Total sources of cash provided by financing activities	$400,000	$219,698	$180,302
Uses of cash (used in) provided by financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$(415,500)	$—	$(415,500)
Principal payoff of secured indebtedness - Revolver Loan	—	(53,000)	53,000
Principal payoff of secured indebtedness - Mortgage Debt	(1,292)	—	(1,292)
Principal amortization payments on secured indebtedness	(9,786)	(7,362)	(2,424)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,874)	(751)	(2,123)
Repurchase of common stock	(25,517)	(107,821)	82,304
Distributions to common stockholders	(82,976)	(72,143)	(10,833)
Dividends paid on preferred units subject to redemption	(9,542)	(8,396)	(1,146)
Distributions to noncontrolling interests	(11,134)	(13,290)	2,156
Deferred financing costs	(567)	(4,725)	4,158
Offering costs	(47)	(594)	547
Repurchase of noncontrolling interest	—	(1,137)	1,137
Financing lease payment	(100)	—	(100)
Total sources of cash (used in) provided by financing activities	$(559,335)	$(269,219)	$(290,116)
Net cash (used in) provided by financing activities	$(159,335)	$(49,521)	$(109,814)

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
Distributions may be funded with operating cash flow from our properties To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the year ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
Distributions paid in cash — noncontrolling interests	$11,134			$13,290
Distributions paid in cash — common stockholders	82,976			72,143
Distributions paid in cash — preferred stockholders	9,542			8,396
Distributions of DRP	22,886			24,497
Total distributions	$126,538	(1)		$118,326
Source of distributions (2)
Paid from cash flows provided by operations	$103,652		82%	$93,829	79%
Offering proceeds from issuance of common stock pursuant to the DRP	22,886		18	24,497	21
Total sources	$126,538	(3)	100%	$118,326	100%

Net cash provided by operating activities	$204,979			$164,538
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of December 31, 2021 were $10.6 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2021, we paid and declared cash distributions of approximately $108.7 million to common stockholders including shares issued pursuant to the DRP, and approximately $11.1 million to the limited partners of the GRT OP, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the year ended December 31, 2021 of approximately $216.4 million and $215.8 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through December 31, 2021, we paid approximately $967.4 million of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $661.5 million.

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
As of December 31, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.1 million). As of December 31, 2020, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $373.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $12.2 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a LIBOR floor of 0%, on our variable-rate debt, including our KeyBank loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $7.9 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2021, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.
PART III
We expect to file a definitive proxy statement for our 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2022 Proxy Statement. Only those sections of the 2022 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2021.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the 2022 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2021.
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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2021 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.1	First Articles of Amendment and Restatement, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 6, 2021, SEC File No. 000-55605
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on July 6, 2021, SEC File No. 000-55605
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

3.6
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

3.7
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

4.6	Description of Securities, incorporated by reference to Exhibit 4.1 to the Registrant's Annual Report on Form 10-K, filed on February 26, 2021, SEC File No. 000-55605
10.1+	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280
10.2+
Griffin Realty Trust, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan, incorporated by reference to Appendix B included in the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2020, SEC File No. 000-55605

10.2+*	Amendment No. 1 to the Griffin Realty Trust, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan
10.3+
Griffin Capital Essential Asset REIT II, Inc.’s Employee and Director Long-Term Incentive Plan Form of Restricted Share Award for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605

10.4+	Director Compensation Plan, incorporated by reference to Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605
10.5
Master Property Management, Leasing, and Construction Management Agreement, dated March 17, 2015, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 23, 2015, SEC File No. 333-194280

10.6
Fifth Amended and Restated Limited Partnership Agreement of the Current Operating Partnership dated April 30, 2019, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.7
Amendment No. 1 to Fifth Amended and Restated Limited Partnership Agreement of GRT OP, L.P., dated as of July 1, 2021, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 4, 2021, SEC File No. 000-55605

10.8
Promissory Note dated February 27, 2013 issued to Midland National Life Insurance Company, incorporated by reference to Exhibit 10.1 to EA-1’s Current Report on Form 8-K, filed on March 5, 2013, SEC File No. 000-54377

10.9	NUF Note for the Schlumberger Property, incorporated by reference to Exhibit 10.1 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.10	VALIC Note for the Schlumberger Property, incorporated by reference to Exhibit 10.2 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.11	First Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.3 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.12	Second Deed of Trust for the Schlumberger Property, incorporated by reference to Exhibit 10.4 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.13	First Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.14	Second Mortgage for the Verizon Property, incorporated by reference to Exhibit 10.6 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.15	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.7 to EA-1’s Current Report on Form 8-K, filed on January 30, 2014, SEC File No. 000-54377
10.16	VALIC Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.17	AGL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.18	USL Note for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280

10.19	First Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.20	Second Deed of Trust for Owens Corning Sales, LLC Property, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.21	Recourse Carve-Out Guaranty Agreement, incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.22	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K, filed on October 28, 2015, SEC File No. 333-194280
10.23	Loan Agreement with Bank of America, N.A. dated September 29, 2017, incorporated by reference to Exhibit 10.1 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.24	Guaranty Agreement, dated September 29, 2017, incorporated by reference to Exhibit 10.2 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.25	Promissory Note A-1-1, incorporated by reference to Exhibit 10.3 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.26
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing, incorporated by reference to Exhibit 10.4 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377

10.27	Schedule of Omitted Documents for Bank of America Loan, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on October 5, 2017, SEC File No. 000-54377
10.28
Loan Agreement with Bank of America, N.A. and KeyBank N.A. dated April 27, 2018, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.29	Guaranty Agreement dated April 27, 2018, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.30	Promissory Note A-1-1 dated April 27, 2018, incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.31
Mortgage, Assignment of Leases and Rents, Security Agreement, and Fixture Filing for the Southern Company Services, Inc. Property dated April 27, 2018, incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605

10.32	Schedule of Omitted Documents, incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K, filed on May 3, 2018, SEC File No. 000-55605
10.33	Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 2019, SEC File No. 000-55605
10.34
First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2020, SEC File No. 000-55605

10.35
Second Amendment to Second Amended and Restated Credit Agreement dated December 18, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit10.1 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.36
Third Amendment to Second Amendment and Restated Credit Agreement dated July 14, 2021, by and among Griffin Realty Trust, Inc., GRT OP, L.P., and the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 16, 2021, SEC File No. 000-555605

10.37	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.38
Amended and Restated 2023 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.39	2024 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.40	2026 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.41
Second Amended and Restated Revolving Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.42	Swingline Note with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.43	Schedule of Omitted Documents for KeyBank Loan, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.44
2025 Term Note payable to KeyBank, National Association dated December 18, 2020, incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.45	Schedule of Omitted Documents for New $400M 5-Year Term Loan, incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605
10.46	Registration Rights Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.4 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.47	Contribution Agreement dated December 14, 2018, incorporated by reference to Exhibit 2.2 to EA-1's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.48
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to EA-1's Quarterly Report on Form 10-Q, filed on December 10, 2009, SEC File No. 333-159167

10.49
Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.1 to EA-1's Quarterly Report on Form 10-Q, filed on August 13, 2018, SEC File No. 000-54377

10.50
Administrative Services Agreement dated December 14, 2018, by and among EA-1, the EA-1 Operating Partnership, Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.35 to EA-1's Annual Report on Form 10-K, filed on March 15, 2019, SEC File No. 000-54377

10.51	Form of Indemnification Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.5 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.52+	Escalante Employment Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.6 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.53+
Form of Employment Agreement for Other Officers dated December 14, 2018, incorporated by reference to Exhibit 10.7 to EA-1’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377

10.54+
Employment Agreement with Nina Momtazee Sitzer effective June 10, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

10.55+	Form of Time-Based Restricted Stock Unit Agreement (NEOs), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on May 12, 2020, SEC File No. 000- 55605
10.56+
Form of Time-Based Restricted Stock Unit Agreement (Employees), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2020, SEC File No. 000-55605

10.57+	Form of Restricted Share Award for Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2020, SEC File No. 000- 55605
10.58+
Form of Time-Based Restricted Stock Unit Agreement (NEOs) dated January 22, 2021 incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.59+
Form of Time-Based Restricted Stock-Unit Agreement (Employees) dated January 22, 2021, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.60+
Form of Initial Restricted Stock Agreement (New Directors) dated March 1, 2021, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.61+
Form of One-Time Restricted Stock Unit (NEOs) dated March 25, 2021, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.62+
Form of One-Time Restricted Stock Unit Agreement (Employees) dated March 25, 2021, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.63+
Form of One-Time Restricted Stock Unit Agreement (Director) dated March 25, 2021, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.64
Manager Agreement and Participating Dealer Agreement dated September 18, 2017, incorporated by reference to Exhibit 1.1 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

10.65
Amendment No. 1 to Dealer Manager Agreement and Participating Dealer Agreement dated June 24, 2019, incorporated by reference to Exhibit 1.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

21.1*	Subsidiaries of Griffin Realty Trust, Inc.
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following Griffin Realty Trust, Inc. financial information for the period ended
December 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated
Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of
Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi)Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 28, 2022.

GRIFFIN REALTY TRUST, INC.

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Director (Principal Executive Officer)	February 28, 2022
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 28, 2022
Javier F. Bitar

/s/ Bryan K. Yamasawa	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Bryan K. Yamasawa

/s/ Kevin A. Shields	Executive Chairman and Chairman of the Board of Directors	February 28, 2022
Kevin A. Shields

/s/ Gregory M. Cazel	Independent Director	February 28, 2022
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Director	February 28, 2022
Ranjit M. Kripalani

/s/ Kathleen S. Briscoe	Independent Director	February 28, 2022
Kathleen S. Briscoe

/s/ J. Grayson Sanders	Independent Director	February 28, 2022
J. Grayson Sanders

/s/ Samuel Tang	Independent Director	February 28, 2022
Samuel Tang

/s/ James. F. Risoleo	Independent Director	February 28, 2022
James F. Risoleo

Griffin Realty Trust, Inc.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Griffin Realty Trust, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Griffin Realty Trust, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Real estate - valuation and purchase price allocation
Description of the Matter
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company completed the acquisition of CCIT II properties for a total purchase price of $1.3 billion during the year ended December 31, 2021. The merger was accounted for as an asset acquisition, and the purchase price was allocated to components based on the relative fair values of the assets acquired and liabilities assumed. These components primarily include land, buildings and improvements, tenant origination and absorption costs, other intangibles and in-place lease valuation – above/(below) market. The fair value of tangible and intangible assets and liabilities is based on available comparable sales data for similar properties, and estimated cash flow projections that utilize market rental rates, rental growth rates, discount rates, and other variables. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions.

Auditing the fair value of acquired tangible and intangible assets and liabilities involves significant estimation uncertainty due to the judgment used by management in selecting key assumptions based on recent comparable sales data or market information, and the sensitivity of the estimates to changes in assumptions. The allocation of purchase price to the components of properties acquired could have a material effect on the Company’s net income due to the differing depreciable and amortizable lives applicable to each component and the recognition and classification of the related depreciation or amortization expense in the Company’s consolidated statements of operations.

How we Addressed the Matter in Our Audit
To test the allocation of the acquisition-date fair values, we performed audit procedures that included, among others, evaluating the appropriateness of the valuation methods used to allocate the purchase price. We performed procedures to assess the key data inputs and assumptions used by management described above, including the completeness and accuracy of the underlying information. We also used our valuation specialists to assist us in evaluating the valuation methods used by management and whether the assumptions utilized were supported by observable market data.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Los Angeles, California
February 28, 2022

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$168,618	$168,954
Restricted cash	17,522	34,352
Real estate:
Land	584,291	445,674
Building and improvements	4,104,782	3,112,253
Tenant origination and absorption cost	876,324	740,489
Construction in progress	4,763	11,886
Total real estate	5,570,160	4,310,302
Less: accumulated depreciation and amortization	(993,323)	(817,773)
Total real estate, net	4,576,837	3,492,529
Intangible assets, net	43,100	10,035
Deferred rent receivable	108,896	98,116
Deferred leasing costs, net	44,505	45,966
Goodwill	229,948	229,948
Due from affiliates	271	1,411
Right of use assets	39,482	39,935
Other assets	43,838	30,604
Total assets	$5,273,017	$4,151,850
LIABILITIES AND EQUITY
Debt, net	$2,532,377	$2,140,427
Restricted reserves	8,644	12,071
Interest rate swap liability	25,108	53,975
Redemptions payable	—	5,345
Distributions payable	12,396	9,430
Due to affiliates	2,418	3,272
Intangible liabilities, net	30,626	27,333
Lease liability	50,896	45,646
Accrued expenses and other liabilities	109,121	114,434
Total liabilities	2,771,586	2,411,933
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Common stock subject to redemption	—	2,038
Noncontrolling interests subject to redemption; 556,099 and 556,099 units as of December 31, 2021 and December 31, 2020, respectively	4,768	4,610
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 324,638,112 and 230,320,668 shares outstanding in the aggregate as of December 31, 2021 and December 31, 2020, respectively(1)	325	230
Additional paid-in-capital	2,951,972	2,103,028
Cumulative distributions	(922,562)	(813,892)
Accumulated earnings	141,983	140,354
Accumulated other comprehensive loss	(18,708)	(48,001)
Total stockholders’ equity	2,153,010	1,381,719
Noncontrolling interests	218,653	226,550
Total equity	2,371,663	1,608,269
Total liabilities and equity	$5,273,017	$4,151,850
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of December 31, 2021.
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Rental income	$459,872	$397,452	$387,108
Expenses:
Property operating expense	61,259	57,461	55,301
Property tax expense	41,248	37,590	37,035
Property management fees to non-affiliates	4,066	3,656	3,528
General and administrative expenses	40,479	38,633	26,078
Corporate operating expenses to affiliates	2,520	2,500	2,745
Impairment provision	4,242	23,472	30,734
Depreciation and amortization	209,638	161,056	153,425
Total expenses	363,452	324,368	308,846
Income before other income (expenses)	96,420	73,084	78,262
Other income (expenses):
Interest expense	(85,087)	(79,646)	(73,557)
Management fee income from affiliates	—	—	6,368
Other income, net	1,521	3,228	1,340
Gain (loss) from investment in unconsolidated entities	8	(6,523)	(5,307)
(Loss) gain from disposition of assets	(326)	4,083	29,938
Transaction expense	(966)	—	—
Net income (loss)	11,570	(5,774)	37,044
Distributions to redeemable preferred shareholders	(9,698)	(8,708)	(8,188)
Net (income) loss attributable to noncontrolling interests	(66)	1,732	(3,749)
Net income (loss) attributable to controlling interest	1,806	(12,750)	25,107
Distributions to redeemable noncontrolling interests attributable to common stockholders	(177)	(208)	(320)
Net income (loss) attributable to common stockholders	$1,629	$(12,958)	$24,787
Net income (loss) attributable to common stockholders per share, basic and diluted	$—	$(0.06)	$0.11
Weighted average number of common shares outstanding - basic and diluted	309,250,873	230,042,543	222,531,173
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$11,570	$(5,774)	$37,044
Other comprehensive income (loss):
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	—	(217)
Change in fair value of swap agreements	32,449	(29,704)	(22,303)
Total comprehensive income (loss)	44,019	(35,478)	14,524
Distributions to redeemable preferred shareholders	(9,698)	(8,708)	(8,188)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(177)	(208)	(320)
Comprehensive (income) loss attributable to noncontrolling interests	(3,222)	5,310	(695)
Comprehensive income (loss) attributable to common stockholders	$30,922	$(39,084)	$5,321
See accompanying notes.

GRIFFIN REALTY TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2018	174,278,341	$174	$1,556,770	$(570,977)	$128,525	$(2,409)	$1,112,083	$232,203	$1,344,286
Gross proceeds from issuance of common stock	973,490	—	9,383	—	—	—	9,383	—	9,383
Deferred equity compensation	260,039	—	2,623	—	—	—	2,623	—	2,623
Cash distributions to common stockholders	—	—	—	(89,836)	—	—	(89,836)	—	(89,836)
Issuance of shares for distribution reinvestment plan	4,298,420	4	41,056	(40,840)	—	—	220	—	220
Repurchase of common stock	(31,290,588)	(30)	(296,629)	—	—	—	(296,659)	—	(296,659)
Reclassification of common stock subject to redemption	—	—	(9,042)	—	—	—	(9,042)	—	(9,042)
Issuance of limited partnership units	—	—	—	—	—	—	—	25,000	25,000
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	1,861	1,861
Issuance of stock dividends	1,279,084	2	12,189	(14,139)	—	—	(1,948)	—	(1,948)
EA Merger	78,054,934	78	746,160	—	—	—	746,238	5,039	751,277
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(19,716)	(19,716)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(45)	(45)
Offering costs	—	—	(1,906)	—	—	—	(1,906)	—	(1,906)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	3	3
Net income	—	—	—	—	24,787	—	24,787	3,749	28,536
Other comprehensive loss	—	—	—	—	—	(19,466)	(19,466)	(3,054)	(22,520)
Balance December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517

See accompanying notes

.

GRIFFIN REALTY TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2019	227,853,720	$228	$2,060,604	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common stock	433,328	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	436,704	—	4,106	—	—	—	4,106	—	4,106
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(78,849)	—	(751)	—	—	—	(751)	—	(751)
Cash distributions to common stockholders	—	—	—	(69,532)	—	—	(69,532)	—	(69,532)
Issuance of shares for distribution reinvestment plan	2,693,560	3	24,494	(22,820)	—	—	1,677	—	1,677
Repurchase of common stock	(1,841,887)	(2)	(16,517)	—	—	—	(16,519)	—	(16,519)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	224	224
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(1,137)	(1,137)
Reclass of common stock subject to redemption	—	—	18,528	—	—	—	18,528	—	18,528
Issuance of stock dividend for noncontrolling interest	—	—	—	—	—	—	—	1,068	1,068
Issuance of stock dividends	824,092	1	7,688	(5,748)	—	—	1,941	—	1,941
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,306)	(13,306)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(29)	(29)
Offering costs	—	—	735	—	—	—	735	—	735
Net loss	—	—	—	—	(12,958)	—	(12,958)	(1,732)	(14,690)
Other comprehensive loss	—	—	—	—	—	(26,126)	(26,126)	(3,578)	(29,704)
Balance December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269

GRIFFIN REALTY TRUST INC.
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Deferred equity compensation	868,759	1	8,889	—	—	—	8,890	—	8,890
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(316,798)	—	(2,874)	—	—	—	(2,874)	—	(2,874)
Cash distributions to common stockholders	—	—	—	(88,262)	—	—	(88,262)	—	(88,262)
Issuance of shares for distribution reinvestment plan	2,541,250	3	22,883	(20,408)	—	—	2,478	—	2,478
Repurchase of common stock	(2,233,435)	(2)	(20,170)	—	—	—	(20,172)	—	(20,172)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(159)	(159)
Reclass of common stock subject to redemption	—	—	2,038	—	—	—	2,038	—	2,038
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,942)	(10,942)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(18)	(18)
Offering costs	—	—	(44)	—	—	—	(44)	—	(44)
Net income	—	—	—	—	1,629	—	1,629	66	1,695
Other comprehensive income	—	—	—	—	—	29,293	29,293	3,156	32,449
Balance December 31, 2021	324,638,112	$325	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating Activities:
Net income (loss)	$11,570	$(5,774)	$37,044
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	125,388	93,980	80,394
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	85,502	67,076	73,031
Amortization of below market leases, net	(1,323)	(2,292)	(3,201)
Amortization of deferred financing costs and debt premium	3,593	2,607	5,562
Amortization of swap interest	126	126	126
Deferred rent	(8,718)	(25,687)	(19,519)
Deferred rent, ground lease	—	2,065	1,640
Termination fee revenue - receivable from tenant, net	—	—	(6,000)
Write-off reserves	(1,166)	—	—
(Gain)/loss from sale of depreciable operating property	326	(4,083)	(29,940)
Gain on fair value of earn-out	(65)	(2,657)	(1,461)
(Income) loss from investment in unconsolidated entities	(8)	2,071	5,307
Investment in unconsolidated entities valuation adjustment	—	4,453	—
Loss from investments	125	31	307
Impairment provision	4,242	23,472	30,734
Performance distribution allocation (non-cash)	—	—	(2,604)
Stock-based compensation	7,469	4,107	2,623
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(13,938)	4,383	(7,775)
Restricted reserves	(490)	27	14
Accrued expenses and other liabilities	(8,003)	4,203	(9,505)
Due to affiliates, net	349	(3,570)	4,072
Net cash provided by operating activities	204,979	164,538	160,849
Investing Activities:
Cash acquired in connection with the Company Merger, net of acquisition costs	(36,746)	—	25,320
Acquisition of properties, net	—	(16,584)	(38,775)
Proceeds from disposition of properties	22,408	51,692	139,446
Restricted reserves	1,078	(1,530)	—
Real estate acquisition deposits	—	1,047	(1,047)
Reserves for tenant improvements	—	—	1,039
Payments for construction in progress	(49,260)	(58,938)	(46,346)
Investment in unconsolidated joint venture	—	(8,160)	—
Distributions of capital from investment in unconsolidated entities	42	8,531	14,603
Purchase of investments	(332)	(1,029)	(8,422)
Net cash (used in) provided by investing activities	(62,810)	(24,971)	85,818

	Year Ended December 31,
	2021	2020	2019
Financing Activities:
Proceeds from borrowings - KeyBank Loans	—	—	627,000
Proceeds from borrowings - Revolver/KeyBank Loans	—	215,000	315,854
Proceeds from borrowings - Term Loan	400,000	—	—
Principal payoff of indebtedness - CCIT II Credit Facility	(415,500)	—	—
Principal payoff of secured indebtedness - Revolver Loan	—	(53,000)	(104,439)
Principal payoff of secured indebtedness - Mortgage Debt	(1,292)	—	—
Principal payoff of Unsecured Credit Facility - EA-1	—	—	(715,000)
Principal amortization payments on secured indebtedness	(9,786)	(7,362)	(6,577)
Deferred financing costs	(567)	(4,725)	(5,737)
Offering costs	(47)	(594)	(2,384)
Repurchase of common stock	(25,517)	(107,821)	(200,013)
Repurchase of noncontrolling interest	—	(1,137)	(53)
Issuance of common stock, net of discounts and underwriting costs	—	4,698	8,826
Repurchase of common shares to satisfy employee tax withholding requirements	(2,874)	(751)	—
Dividends paid on preferred units subject to redemption	(9,542)	(8,396)	(8,188)
Distributions to noncontrolling interests	(11,134)	(13,290)	(16,865)
Distributions to common stockholders	(82,976)	(72,143)	(90,116)
Financing lease payment	(100)	—	—
Net cash used in financing activities	(159,335)	(49,521)	(197,692)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,166)	90,046	48,975
Cash, cash equivalents and restricted cash at the beginning of the period	203,306	113,260	64,285
Cash, cash equivalents and restricted cash at the end of the period	$186,140	$203,306	$113,260

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,958	$80,155	65,040
Supplemental disclosures of non-cash investing and financing transactions:
Distributions payable to common stockholders	$9,672	$6,864	$13,035
Distributions payable to noncontrolling interests	$946	$943	$1,758
Common stock issued pursuant to the distribution reinvestment plan	$22,886	$24,497	$41,060
Common stock redemptions funded subsequent to period-end	$—	$5,345	$96,648
Issuance of stock dividends	$—	$5,747	$14,139
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium	$—	$18,884	$—
Accrued for construction in progress	$1,114	$472	$—
Accrued tenant obligations	$10,123	$30,011	$11,802
Limited partnership units issued in exchange for net assets acquired in Self Administration Transaction	$—	$—	$25,000
Change in fair value swap agreement	$32,449	$(29,704)	$(22,303)
Decrease in stockholder servicing fee payable	$—	$(1,388)	$—
Net assets acquired in Mergers in exchange for common shares	$—	$—	$751,277
Implied common stock and operating partnership units issued in exchange for net assets acquired in Mergers	$—	$—	$751,277
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 on January 1, 2019	$—	$—	$25,521
Operating lease right-of-use assets obtained in exchange for lease liabilities upon adoption of ASC 842 subsequent to January 1, 2019	$—	$—	$16,919
Net assets acquired in CCIT II Merger in exchange for common shares	$838,315	$—	$—
Capitalized transaction costs paid in prior period	$2,170	$—	$—

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Griffin Realty Trust, Inc. (formerly known as Griffin Capital Essential Asset REIT, Inc.) (“GRT” or the “Company”) is an internally managed, publicly registered non-traded real estate investment trust (“REIT”) that owns and operates a geographically diversified portfolio of corporate office and industrial properties that are primarily net-leased. GRT’s fiscal year-end is December 31.

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
On March 1, 2021, the Company completed its acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock were converted into the right to receive 1.392 shares of the Company's Class E common stock.
On July 1, 2021, the Company changed its name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and the GRT OP changed its name from Griffin Capital Essential Asset Operating Partnership, L.P. to GRT OP, L.P.
The GRT OP owns, directly or indirectly, all of the properties that the Company has acquired. As of December 31, 2021, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GRT OP ("GRT OP Units"), (ii) the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GRT OP, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Company's Board of Directors (the "Board"), Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GRT OP Units are owned by unaffiliated third parties. The GRT OP may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GRT OP.
As of December 31, 2021, the Company had issued 287,136,969 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, distribution reinvestment plan ("DRP") offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 324,638,112 shares of common stock outstanding as of December 31, 2021, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and a self-tender offer. As of December 31, 2021 and 2020, the Company had issued approximately $341.1 million and $318.2 million in shares pursuant to the DRP, respectively.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for the years ended December 31, 2021 and 2020.
The consolidated financial statements of the Company include all accounts of the Company, the GRT OP, and its subsidiaries. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly-owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
Principles of Consolidation
The Company's financial statements, and the financial statements of the GRT OP, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
The Company has determined that the GRT OP is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participation rights. Furthermore, the Company is the primary beneficiary of the GRT OP because the Company has the obligation to absorb losses and the right to receive benefits from the GRT OP and the exclusive power to direct the activities of the GRT OP. As of December 31, 2021 and 2020, the assets and liabilities of the Company and the GRT OP are substantially the same, as the Company does not have any significant assets other than its investment in the GRT OP.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2021 and 2020.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2021.
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
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations ("ASC 805-10"), to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
revenue stream, as an asset acquisition (or when applicable, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount and cap rates, the number of months it takes to re-lease the property and the number of years the property is held for investment.
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
Lessor
ASC 842 requires lessors to account for leases using an approach that is substantially equivalent to ASC 840 for sales-type leases, direct financing leases, and operating leases. As the Company elected the package of practical expedients, the Company's existing leases as of January 1, 2019 continue to be accounted for as operating leases.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code ("Code"). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of December 31, 2021, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. Unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested restricted stock using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as the inclusion would have been anti-dilutive for the years ended December 31, 2021, 2020 and 2019. Total excluded shares were 1,350,335, 453,335, and 101,375 for the years ended December 31, 2021, 2020, and 2019, respectively.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
3.    Real Estate
As of December 31, 2021, the Company’s real estate portfolio consisted of 121 properties (including one land parcel held for future development), in 26 states consisting substantially of office, industrial, and manufacturing facilities with a combined acquisition value of approximately $5.3 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2021, 2020, and 2019 was $125.4 million, $94.0 million, and $80.4 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2021, 2020, and 2019 was $84.2 million, $67.1 million and $73.0 million respectively.
2021 Acquisitions
CCIT II Merger
The CCIT II Merger was accounted for as an asset acquisition under ASC 805, with the Company treated as the accounting acquirer. The total purchase price was allocated to the individual assets acquired and liabilities assumed based upon their relative fair values. Intangible assets were recognized at their relative fair values in accordance with ASC 350, Intangibles. Based on an evaluation of the relevant factors and the guidance in ASC 805 requiring significant management judgment, the entity considered the acquirer for accounting purposes is also the legal acquirer. In order to make this consideration, various factors have been analyzed including which entity issued its equity interests, relative voting rights, existence of minority interests (if any), control of the Board, management composition, existence of a premium as it applies to the exchange ratio, relative size, transaction initiation, operational structure, relative composition of employees, surviving brand and name, and other factors. The strongest factor identified was the relative size of the Company as compared to CCIT II. Based on financial

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
measures, the Company was a significantly larger entity than CCIT II and its stockholders hold the majority of the voting shares of the Company.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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

Real Estate - Valuation and Purchase Price Allocation
The Company allocates the purchase price to the relative fair value of the tangible assets of a property by valuing the property as if it were vacant. This “as-if vacant” value is estimated using an income, or discounted cash flow, approach that relies upon Level 3 inputs, which are unobservable inputs based on the Company's review of the assumptions a market participant would use. These Level 3 inputs include discount rates, capitalization rates, market rents and comparable sales data for similar properties. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. In calculating the “as-if vacant” value for the properties acquired during the year ended December 31, 2021, the Company used a discount rate of 5.75% to 8.75%.
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
The following table summarizes the purchase price allocation of the properties acquired during the year ended December 31, 2021:

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
In-place lease valuation (above market)	$49,578	$43,576
In-place lease valuation (above market) - accumulated amortization	(35,049)	(35,604)
In-place lease valuation (above market), net	14,529	7,972

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(219)	(191)
Ground leasehold interest (below market), net	2,035	2,063

Intangibles - other	32,028	4,240
Intangibles - other - accumulated amortization	(5,492)	(4,240)
Intangibles - other, net	26,536	—
Intangible assets, net	$43,100	$10,035

In-place lease valuation (below market)	$(77,859)	$(68,334)
Land leasehold interest (above market)	(3,072)	(3,072)
In-place lease valuation & land leasehold interest - accumulated amortization	50,634	44,073
Intangibles - other (above market)	(329)	—
Intangible liabilities, net	$(30,626)	$(27,333)

Tenant origination and absorption cost	$876,324	$740,489
Tenant origination and absorption cost - accumulated amortization	(473,893)	(412,462)
Tenant origination and absorption cost, net	$402,431	$328,027

The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 6.25 years and 6.83 years as of December 31, 2021 and 2020, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the year ended December 31,
	2021	2020	2019
Above and below market leases, net	$(1,323)	$(2,292)	$(3,201)
Tenant origination and absorption cost	$78,389	$62,459	$69,502
Ground leasehold amortization (below market)	$(349)	$(291)	$(52)
Other leasing costs amortization	$6,209	$4,908	$3,581

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold interest, and other leasing costs as of December 31, 2021 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
2022	$(1,954)	$76,375	$(290)	$6,123
2023	$(2,618)	$68,638	$(290)	$6,197
2024	$(1,768)	$54,990	$(291)	$6,060
2025	$(1,297)	$43,368	$(290)	$6,007
2026	$(1,151)	$38,702	$(290)	$5,290

Sale of Properties
On February 18, 2021, the Company sold the 2275 Cabot Drive property located in Lisle, Illinois for a total proceeds of $1.8 million, less closing costs and other closing credits. The property sold for an approximate amount equal to the carrying value.
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
Impairments
2200 Channahon Road and Houston Westway I
During the year ended December 31, 2021, the Company recorded an impairment provision of approximately $4.2 million as it was determined that the carrying value of the real estate would not be recoverable on two properties. This impairment resulted from changes in longer absorption periods, lower market rents and shorter anticipated hold periods. In determining the fair value of property, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
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

	Balance as of December 31,
	2021	2020
Cash reserves	$15,234	$20,385
Restricted lockbox	2,288	13,967
Total	$17,522	$34,352

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
5.      Debt
As of December 31, 2021 and 2020, the Company’s debt consisted of the following:

	December 31,		Contractual Interest Rate (1)	Loan Maturity (4)	Effective Interest Rate (2)
	2021	2020
HealthSpring Mortgage Loan	$19,669	$20,208	4.18%	April 2023	4.63%
Midland Mortgage Loan	95,792	98,155	3.94%	April 2023	4.12%
Emporia Partners Mortgage Loan	—	1,627	—%	—	—%
Samsonite Loan	19,114	20,165	6.08%	September 2023	5.03%
Highway 94 Loan	13,732	14,689	3.75%	August 2024	4.87%
Pepsi Bottling Ventures Loan	18,218	18,587	3.69%	October 2024	3.92%
AIG Loan II	124,606	126,792	4.15%	November 2025	4.94%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	101,884	103,870	4.96%	February 2029	5.07%
Total Mortgage Debt	1,018,015	1,029,093
Revolving Credit Facility (3)	373,500	373,500	LIBO Rate + 1.45%	June 2023	1.67%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	1.59%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	1.58%
2025 Term Loan	400,000	—	LIBO Rate + 1.40%	December 2025	1.82%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.40%	April 2026	1.55%
Total Debt	2,541,515	2,152,593
Unamortized Deferred Financing Costs and Discounts, net	(9,138)	(12,166)
Total Debt, net	$2,532,377	$2,140,427
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million the weighted average interest rate as of December 31, 2021 was 3.18% for both the Company’s fixed-rate and variable-rate debt combined and 3.86% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of December 31, 2021 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of December 1, 2021 (effective date) was 0.10%. The Revolving Credit Facility has an initial term of approximately six months, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.
(4)Reflects the loan maturity as of December 31, 2021.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020, and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the GRT OP, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the $400M 5-Year Term Loan) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of December 31, 2021, the remaining capacity under the Revolving Credit Facility was $376.5 million.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Based on the terms as of December 31, 2021, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GRT OP, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan $400M 5-Year Term Loan, 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.90% to LIBOR plus 1.75%.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GRT OP, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2021.
The following summarizes the future scheduled principal repayments of all loans as of December 31, 2021 per the loan terms discussed above:

As of December 31, 2021
2022	$9,501
2023	336,814
2024	433,929
2025	519,901
2026	152,546
Thereafter	1,088,824
Total principal	2,541,515
Unamortized debt premium/(discount)	(166)
Unamortized deferred loan costs	(8,972)
Total	$2,532,377

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
The following table sets forth a summary of the interest rate swaps at December 31, 2021 and 2020:

				Fair Value (1)		Current Notional Amounts
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2021	2020	2021	2020
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$1,648	$(2,963)	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	1,059	(2,023)	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	749	(1,580)	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(7,342)	(13,896)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(5,909)	(11,140)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(5,899)	(11,148)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(5,958)	(11,225)	100,000	100,000
Total				$(21,652)	$(53,975)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2021, derivatives in a liability position are included in an asset or liability position are included in the line item "Other assets or Interest rate swap liability," respectively, in the consolidated balance sheets at fair value. The LIBO rate as of December 31, 2021 (effective date) was 0.10%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2021	2020
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(18,165)	$(38,319)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(14,284)	$8,615
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$85,087	$79,646

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
During the twelve months subsequent to December 31, 2021, the Company estimates that an additional $11.4 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of December 31, 2021 and 2020, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $25.1 million and $54.0 million, respectively. As of December 31, 2021 and December 31, 2020, the Company had not posted any collateral related to these agreements.

7.     Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Prepaid tenant rent	$26,477	$20,780
Real estate taxes payable	14,751	15,380
Property operating expense payable	11,126	8,473
Accrued tenant improvements	10,123	30,011
Deferred compensation	10,119	10,599
Interest payable	9,683	9,147
Other liabilities	26,842	20,044
Total	$109,121	$114,434
8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2021 and 2020.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2021 and 2020:

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2021
Interest Rate Swap Asset	$3,456	$—	$3,456	$—
Interest Rate Swap Liability	$(25,108)	$—	$(25,108)	$—
Corporate Owned Life Insurance Asset	$6,875	$—	$6,875	$—
Mutual Funds Asset	$5,543	$5,543	$—	$—

December 31, 2020
Interest Rate Swap Liability	$(53,975)	$—	$(53,975)	$—
Corporate Owned Life Insurance Asset	$4,454	$—	$4,454	$—
Mutual Funds Asset	$6,643	$6,643	$—	$—

Real Estate

For the year ended December 31, 2021, the Company determined that two of the Company's properties were impaired based on expected hold period and selling price. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the year-ended December 31, 2021:

	Range of Inputs or Inputs
Unobservable Inputs:	2200 Channahon Road	Houston Westway I
Expected selling price per square foot	$8.30	$72.90
Estimated hold period	Less than one year	Less than one year
Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2021 and December 31, 2020 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2021 and 2020. The fair value of the ten mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	December 31,
	2021		2020
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$349,082	$375,000	$355,823	$375,000
BOA/KeyBank Loan	260,378	250,000	263,454	250,000
AIG Loan II	120,141	124,606	121,011	126,792
AIG Loan	99,697	101,884	102,033	103,870
Midland Mortgage Loan	95,720	95,792	97,709	98,155
Samsonite Loan	19,366	19,114	21,030	20,165
HealthSpring Mortgage Loan	19,639	19,669	20,462	20,208
Pepsi Bottling Ventures Loan	18,262	18,218	18,942	18,587
Highway 94 Loan	13,360	13,732	14,447	14,689
Emporia Partners Mortgage Loan	—	—	1,654	1,627
Total	$995,645	$1,018,015	$1,016,565	$1,029,093
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2021 and 2020. See Note 5, Debt, for details.
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
The following table sets forth the classes of outstanding common stock as of December 31, 2021 and 2020:

	As of December 31,
	2021	2020
Class A	24,509,573	24,325,680
Class AA	47,592,118	47,304,097
Class AAA	926,936	920,920
Class D	42,013	41,095
Class E	249,088,676	155,272,273
Class I	1,911,731	1,896,696
Class S	1,800	1,800
Class T	565,265	558,107
Common Equity
As of December 31, 2021, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of December 31, 2021, there were 324,638,112 shares outstanding,

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Termination of Follow-On Offering
The Company’s follow-on offering of up to $2.2 billion shares, consisting of up to $2.0 billion of shares in our primary offering and $0.2 billion of shares pursuant to our DRP (collectively, the "Follow-On Offering”) terminated with the expiration of the registration statement on Form S-11 (Registration No. 333-217223), as amended, on September 20, 2020.
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
The following table summarizes the DRP offerings, by share class, as of December 31, 2021:

Share Class	Amount	Shares
Class A	$9,687	1,052,170
Class AA	19,047	2,068,367
Class AAA	290	31,521
Class D	21	2,231
Class E	311,405	32,299,377
Class I	437	47,028
Class S	0	12
Class T	177	19,090
Total	$341,064	35,519,796
As of December 31, 2021 and 2020, the Company had issued approximately $341.1 million and $318.2 million in shares pursuant to the DRP offerings, respectively.
DRP Suspension
On October 1, 2021, the Board approved a temporary suspension of the DRP, effective October 11, 2021.
Share Redemption Program (SRP)
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances (see section below for details on the suspension of the SRP). On August 8, 2019, the Board amended and restated its SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
received their shares from the Company (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of common stock such that the Company may redeem up to 5% of the aggregate NAV of each class of common stock; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.
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

The following table summarizes share redemption (excluding the self-tender offer) activity during the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020
Shares of common stock redeemed	2,232,476	1,841,887
Weighted average price per share	$9.03	$9.01

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Since July 31, 2014 and through December 31, 2021, the Company had redeemed 28,304,928 shares (excluding the self-tender offer) of common stock for approximately $265.5 million at a weighted average price per share of $9.38 pursuant to the SRP. Since July 31, 2014 and through December 31, 2019, the Company had honored all outstanding redemption requests. During the three months ended September 30, 2019, redemption requests for Class E shares exceeded the quarterly 5% per share class limitation by 2,872,488 shares or approximately $27.4 million. The Class E shares not redeemed during that quarter, or 25% of the shares submitted, were treated as redemption requests for the quarter ended December 31, 2019. All outstanding requests for the quarter ended September 30, 2019 and all new requests for the quarter ended December 31, 2019 were honored on January 2, 2020. Redemptions sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in the first quarter of 2020 were honored in accordance with the terms of the SRP, and the SRP officially was suspended as of March 28, 2020 for regular redemptions and subsequent redemptions for death, qualifying disability, or determination of incompetence or incapacitation after those honored in the first quarter of 2020. As described above, the SRP was partially reinstated, effective August 17, 2020, for redemptions sought upon a stockholder’s death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, subject to a quarterly cap on aggregate redemptions equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter.
SRP Suspension
On October 1, 2021, the Company announced that it will suspend the SRP beginning with the next cycle, which commenced during fourth quarter 2021.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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

Issuance of Restricted Stock Units to Executive Officers, Employees and Board of Directors
On May 1, 2019, the Company issued 1,009,415 restricted stock units (“RSUs") to the Company's officers under the Employee and Director Long-Term Incentive Plan of Griffin Capital Essential Asset REIT II, Inc. ("LTIP") Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective restricted stock unit award agreement and will vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided that such executive officer remains continuously employed by the Company on each such

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
date, subject to certain accelerated vesting provisions as provided in the restricted stock unit award agreements. The shares of Class E common stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon the executive officer's termination of employment. The fair value of grants issued was approximately $9.7 million.
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
On June 15, 2021, the Company issued 49,614 shares of restricted stock to each of the Company’s independent directors. The fair value of grants issued was approximately $0.4 million. The shares of restricted stock vested 50% upon issuance and the remaining will vest one year from the grant date.
As of December 31, 2021, there was $13.1 million of unrecognized compensation expense remaining, which vests between two and four years.
Total compensation expense for the year ended December 31, 2021 and 2020 was approximately $7.5 million and $5.2 million, respectively.

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2019	757,061
Granted	589,248	$9.35
Forfeited	(3,744)	$9.35
Vested	(398,729)	$9.48
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(222,367)	$9.10
Vested	(812,111)	$9.24
Balance at December 31, 2021	1,528,613

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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

The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2021, 2020, and 2019 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

	Year Ended December 31,
	2021		2020		2019
Ordinary income	$0.03	9%	$0.13	33%	$0.22	37%
Capital gain	—	—%	—	—%	0.08	13%
Return of capital	0.32	91%	0.27	67%	0.30	50%
Total distributions paid	$0.35	100%	$0.40	100%	$0.60	100%
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

As of December 31, 2021, noncontrolling interests were approximately 9.0% of total shares and 9.2% of weighted average shares outstanding (both measures assuming GRT OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GRT OP, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.

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

As of December 31, 2021, the limited partners of the GRT OP owned approximately $31.8 million GRT OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the self-administration transaction and other services In addition, 0.2 million GRT OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GRT OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GRT OP Units in the respective transaction.

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2021 and 2020:

	December 31,
	2021	2020
Beginning balance	$226,550	$245,040
Reclass of noncontrolling interest subject to redemption	(159)	224
Repurchase of noncontrolling interest	—	(1,137)
Issuance of stock dividend for noncontrolling interest	—	1,068
Distributions to noncontrolling interests	(10,942)	(13,306)
Allocated distributions to noncontrolling interests subject to redemption	(18)	(29)
Net income (loss)	66	(1,732)
Other comprehensive loss	3,156	(3,578)
Ending balance	$218,653	$226,550
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

11.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the years ended December 31, 2021, 2020 and 2019, respectively, and any related amounts receivable and payable as of December 31, 2021 and 2020:

	Incurred for the Year Ended December 31,			Receivable as of December 31,
	2021	2020	2019	2021	2020
Assets Assumed through the Self-Administration Transaction
Cash to be received from an affiliate related to deferred compensation and other payroll costs	$—	$—	$658	$—	$—
Other fees	—	243	—	—	293
Due from GCC
Reimbursable Expense Allocation	20	15	4	11	4
Payroll/Expense Allocation	19	653	481	260	1,114
Due from Affiliates
Payroll/Expense Allocation	—	—	1,217	—	—
O&O Costs (including payroll allocated to O&O)	—	—	157	—	—
Other Fees	—	—	6,375	—	—
Total incurred/receivable	$39	$911	$8,892	$271	$1,411

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Year Ended December 31,			Payable as of December 31,
	2021	2020	2019	2021	2020
Expensed
Operating expenses	$—	$—	$—	$—	$1,085
Asset management fees	—	—	—	—	695
Disposition fees	—	—	641	—	—
Costs advanced by the advisor	2,275	2,000	3,771	929	—
Consulting fee - shared services	2,520	2,500	2,500	461	—
Capitalized
Acquisition fees	—	—	942	—	—
Leasing commissions	—	—	2,540	—	—
Assumed through Self- Administration Transaction/EA Mergers
Earn-out	—	—	—	197	262
Other Fees	—	—	20	—	—
Stockholder Servicing Fee	—	—	692	92	494
Other
Distributions	8,688	10,537	14,138	739	736
Total incurred/payable	$13,483	$15,037	$25,244	$2,418	$3,272
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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

The Company recognized $378.3 million, $314.1 million and $291.4 million of lease income related to operating lease payments for the year ended December 31, 2021, 2020 and 2019, respectively.
The Company's current leases have expirations ranging from 2022 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2021.

As of December 31, 2021
2022	$380,040
2023	372,142
2024	331,657
2025	289,267
2026	264,413
Thereafter	1,012,429
Total	$2,649,948
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2021, the Company had five ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately four years and no option to renew.

The Company incurred operating lease costs of approximately $3.7 million for the years ended December 31, 2021 and 2020 respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million for the years ended December 31, 2021 and 2020, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate as of December 31, 2021 and 2020:

	As of December 31,
Lease Term and Discount Rate	2021	2020
Weighted-average remaining lease term in years	73.7	80.1
Weighted-average discount rate (1)	4.83%	4.98%
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
Maturities of lease liabilities as of December 31, 2021 were as follows:

	As of December 31, 2021
	Operating	Financing
2022	$1,730	$591
2023	1,796	355
2024	1,831	360
2025	1,783	370
2026	1,716	375
Thereafter	284,459	3,820
Total undiscounted lease payments	293,315	5,871
Less imputed interest	(246,085)	(2,205)
Total lease liabilities	$47,230	$3,666

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
Capital Expenditures and Tenant Improvement Commitments
As of December 31, 2021, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $25.4 million.

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2021
(Dollars in thousands unless otherwise noted and excluding per share amounts)
S share, Class D Share, Class I share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on July 1, 2021 and ending on September 30, 2021. The Company paid such distributions to each stockholder of record on August 2, 2021, September 1, 2021 and October 12, 2021, respectively.
On August 5, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on October 1, 2021 and ending on December 31, 2021. The Company paid such distributions to each stockholder of record on November 1, 2021, December 1 2021, and January 3, 2022, respectively.
On November 2, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on January 1, 2022 and ending on March 31, 2022. The Company intends to pay such distributions to each stockholder of record at such time after the end of each month during the period as determined by the Chief Executive Officer.
15.     Subsequent Events
Cash Distributions

On November 2, 2021 the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of such classes as of the close of each business day of the period from January 1, 2021 and ending on March 31, 2022. The Company paid such January distributions to each stockholder of record on February 1, 2022, and intends to pay such February and March distributions to each stockholder of record at such time in March 2022 and April 2022, respectively, as determined by the Company’s Chief Executive Officer.

GRIFFIN REALTY TRUST, INC.
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2021						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Plainfield	Office	IL	$—		$3,709	$22,209	$7,344	$3,709	$29,553	$33,262	$16,703	N/A	6/18/2009	5 -40 years
Renfro	Industrial	SC	12,247		1,400	18,182	2,012	1,400	20,194	21,594	9,987	N/A	6/18/2009	5-40 years
Emporia Partners	Industrial	KS	—		274	7,567	962	274	8,529	8,803	3,366	N/A	8/27/2010	5-40 years
AT&T	Office	WA	23,585		6,770	32,420	718	6,770	33,138	39,908	11,934	N/A	1/31/2012	5-40 years
Westinghouse	Office	PA	19,957		2,650	26,745	54	2,650	26,799	29,449	10,104	N/A	3/22/2012	5-40 years
TransDigm	Industrial	NJ	4,173		3,773	9,030	411	3,773	9,441	13,214	3,272	N/A	5/31/2012	5-40 years
Atrium II	Office	CO	8,618		2,600	13,500	10,643	2,600	24,143	26,743	7,770	N/A	6/29/2012	5-40 years
Zeller Plastik	Industrial	IL	8,164		2,674	13,229	651	2,674	13,880	16,554	4,767	N/A	11/8/2012	5-40 years
Northrop Grumman	Office	OH	9,945		1,300	16,188	39	1,300	16,227	17,527	7,232	N/A	11/13/2012	5-40 years
Health Net	Office	CA	12,246		4,182	18,072	324	4,182	18,396	22,578	9,969	N/A	12/18/2012	5-40 years
Comcast	Office	CO	14,105	'(5)	3,146	22,826	1,927	3,146	24,753	27,899	12,378	N/A	1/11/2013	5-40 years
500 Rivertech	Office	WA	—		3,000	9,000	6,784	3,000	15,784	18,784	6,142	N/A	2/15/2013	5-40 years
Schlumberger	Office	TX	27,681		2,800	47,752	1,285	2,800	49,037	51,837	15,455	N/A	5/1/2013	5-40 years
UTC	Office	NC	21,879		1,330	37,858	—	1,330	37,858	39,188	12,989	N/A	5/3/2013	5-40 years
Avnet	Industrial	AZ	18,288		1,860	31,481	47	1,860	31,528	33,388	8,792	N/A	5/29/2013	5-40 years
Cigna	Office	AZ	39,000	'(5)	8,600	48,102	133	8,600	48,235	56,835	16,633	N/A	6/20/2013	5-40 years
Amazon - Arlington Heights	Industrial	IL	—		7,697	21,843	5,879	7,697	27,722	35,419	8,208	N/A	8/13/2013	5-40 years
Verizon	Office	NJ	24,089		5,300	36,768	14,063	5,300	50,831	56,131	19,501	N/A	10/3/2013	5-40 years
Fox Head	Office	CA	—		3,672	23,230	—	3,672	23,230	26,902	6,740	N/A	10/29/2013	5-40 years
2500 Windy Ridge	Office	GA	—		5,000	50,227	18,247	5,000	68,474	73,474	19,957	N/A	11/5/2013	5-40 years
General Electric	Office	GA	—		5,050	51,396	132	5,050	51,528	56,578	14,528	N/A	11/5/2013	5-40 years
Atlanta Wildwood	Office	GA	—		4,241	23,414	9,051	4,241	32,465	36,706	11,175	N/A	11/5/2013	5-40 years
Community Insurance	Office	OH	—		1,177	22,323	3,725	1,177	26,048	27,225	7,124	N/A	11/5/2013	5-40 years
Anthem	Office	OH	—		850	8,892	175	850	9,067	9,917	3,224	N/A	11/5/2013	5-40 years
JPMorgan Chase	Office	OH	—		5,500	39,000	1,335	5,500	40,335	45,835	13,540	N/A	11/5/2013	5-40 years
Sterling Commerce Center	Office	OH	—		4,750	32,769	5,460	4,750	38,229	42,979	14,032	N/A	11/5/2013	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2021						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Aetna (Arlington)	Office	TX	36,199	'(5)	3,000	12,330	1,793	3,000	14,123	17,123	5,277	N/A	11/5/2013	5-40 years
CHRISTUS Health	Office	TX	—		1,950	46,922	377	1,950	47,299	49,249	18,025	N/A	11/5/2013	5-40 years
Roush Industries	Industrial	MI	—		875	11,375	2,615	875	13,990	14,865	4,283	N/A	11/5/2013	5-40 years
Parkland Center	Office	WI	—		3,100	26,348	11,063	3,100	37,411	40,511	19,098	N/A	11/5/2013	5-40 years
1200 Morris	Office	PA	—		2,925	18,935	2,798	2,925	21,733	24,658	8,759	N/A	11/5/2013	5-40 years
United HealthCare	Office	MO	—		2,920	23,510	9,243	2,920	32,753	35,673	10,384	N/A	11/5/2013	5-40 years
Intermec (Northpointe Corporate Center II)	Office	WA	—		1,109	6,066	4,576	1,109	10,642	11,751	5,806	N/A	11/5/2013	5-40 years
Comcast (Northpointe Corporate Center I)	Office	WA	39,650	'(5)	2,292	16,930	2,324	2,292	19,254	21,546	6,141	N/A	11/5/2013	5-40 years
Farmers	Office	KS	—		2,750	17,106	816	2,750	17,922	20,672	7,430	N/A	12/27/2013	5-40 years
Digital Globe	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	25,498	N/A	1/14/2014	5-40 years
Waste Management	Office	AZ	—		—	16,515	82	—	16,597	16,597	7,126	N/A	1/16/2014	5- 40 years
Wyndham Worldwide	Office	NJ	—		6,200	91,153	2,494	6,200	93,647	99,847	22,527	N/A	4/23/2014	5-40 years
ACE Hardware Corporation HQ	Office	IL	22,750	'(5)	6,900	33,945	—	6,900	33,945	40,845	9,992	N/A	4/24/2014	5-40 years
Equifax	Office	MO	—		1,850	12,709	578	1,850	13,287	15,137	5,355	N/A	5/20/2014	5-40 years
American Express	Office	AZ	—		15,000	45,893	18,372	15,000	64,265	79,265	19,934	N/A	5/22/2014	5-40 years
Circle Star	Office	CA	—		22,789	68,950	5,272	22,789	74,222	97,011	26,884	N/A	5/28/2014	5-40 years
Vanguard	Office	NC	—		2,230	31,062	838	2,230	31,900	34,130	10,067	N/A	6/19/2014	5-40 years
Parallon	Office	FL	6,803		1,000	16,772	—	1,000	16,772	17,772	5,206	N/A	6/25/2014	5-40 years
TW Telecom	Office	CO	—		10,554	35,817	1,663	10,554	37,480	48,034	12,727	N/A	8/1/2014	5-40 years
Equifax II	Office	MO	—		2,200	12,755	234	2,200	12,989	15,189	4,559	N/A	10/1/2014	5-40 years
Mason I	Office	OH	—		4,777	18,489	746	4,777	19,235	24,012	3,502	N/A	11/7/2014	5-40 years
Wells Fargo (Charlotte)	Office	NC	26,975	'(5)	2,150	40,806	46	2,150	40,852	43,002	11,353	N/A	12/15/2014	5-40 years
GE Aviation	Office	OH	—		4,400	61,681	—	4,400	61,681	66,081	17,230	N/A	2/19/2015	5-40 years
Westgate III	Office	TX	—		3,209	75,937	—	3,209	75,937	79,146	18,948	N/A	4/1/2015	5-40 years
Franklin Center	Office	MD	—		6,989	46,875	1,441	6,989	48,316	55,305	11,157	N/A	6/10/2015	5-40 years
4650 Lakehurst Court	Office	OH	—		2,943	22,651	808	2,943	23,459	26,402	9,831	N/A	6/10/2015	5-40 years
Miramar	Office	FL	—		4,488	19,979	2,233	4,488	22,212	26,700	6,020	N/A	6/10/2015	5-40 years
Royal Ridge V	Office	TX	21,385	'(5)	1,842	22,052	3,667	1,842	25,719	27,561	6,639	N/A	6/10/2015	5-40 years
Duke Bridges	Office	TX	27,475	'(5)	8,239	51,395	8,291	8,239	59,686	67,925	13,122	N/A	6/10/2015	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2021						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Houston Westway II	Office	TX	—		3,961	78,668	1,612	3,961	80,280	84,241	22,120	N/A	6/10/2015	5-40 years
Atlanta Perimeter	Office	GA	69,461	'(5)	8,382	96,718	900	8,382	97,618	106,000	36,514	N/A	6/10/2015	5-40 years
South Lake at Dulles	Office	VA	—		9,666	74,098	26,512	9,666	100,610	110,276	22,333	N/A	6/10/2015	5-40 years
Four Parkway	Office	IL	—		4,339	37,298	6,584	4,339	43,882	48,221	13,197	N/A	6/10/2015	5-40 years
Highway 94	Industrial	MO	13,732		5,637	25,280	—	5,637	25,280	30,917	7,528	N/A	11/6/2015	5-40 years
Heritage III	Office	TX	—		1,955	15,540	6,719	1,955	22,259	24,214	4,629	N/A	12/11/2015	5-40 years
Heritage IV	Office	TX	—		2,330	26,376	4,909	2,330	31,285	33,615	7,207	N/A	12/11/2015	5-40 years
Samsonite	Industrial	FL	19,114		5,040	42,490	11	5,040	42,501	47,541	9,234	N/A	12/11/2015	5-40 years
Restoration Hardware	Industrial	CA	78,000	'(5)	15,463	36,613	37,693	15,463	74,306	89,769	21,857	N/A	1/14/2016	5-40 years
HealthSpring	Office	TN	19,669		8,126	31,447	43	8,126	31,490	39,616	8,346	N/A	4/27/2016	5-40 years
LPL	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	10,351	N/A	11/30/2017	5-40 years
LPL	Office	SC	—		1,274	41,509	—	1,273	41,509	42,782	4,976	N/A	11/30/2017	5-40 years
Quaker	Industrial	FL	—		5,433	55,341	—	5,433	55,341	60,774	6,455	N/A	3/13/2018	5-40 years
McKesson	Office	AZ	—		312	69,760	—	312	69,760	70,072	13,496	N/A	4/10/2018	5-40 years
Shaw Industries	Industrial	GA	—		5,465	57,116	—	5,465	57,116	62,581	6,512	N/A	5/3/2018	5-40 years
GEAR Entities	Land	WA	—		1,584	—	—	1,584	—	1,584	—	N/A	3/17/2016	N/A
Owens Corning	Industrial	NC	3,239		867	4,418	1,101	867	5,519	6,386	825	N/A	5/1/2019	5-40 years
Westgate II	Office	TX	33,563		7,716	48,422	870	7,716	49,292	57,008	8,062	N/A	5/1/2019	5-40 years
Administrative Office of Pennsylvania Courts	Office	PA	5,957		1,246	9,626	781	1,246	10,407	11,653	1,631	N/A	5/1/2019	5-40 years
American Express Center	Office	AZ	53,878		10,595	82,098	3,109	10,595	85,207	95,802	15,274	N/A	5/1/2019	5-40 years
MGM Corporate Center	Office	NV	17,842		4,546	25,825	1,827	4,546	27,652	32,198	4,531	N/A	5/1/2019	5-40 years
American Showa	Industrial	OH	10,128		1,214	16,538	2,484	1,214	19,022	20,236	2,537	N/A	5/1/2019	5-40 years
Huntington Ingalls	Industrial	VA	—		6,213	29,219	2,674	6,213	31,893	38,106	4,332	N/A	5/1/2019	5-40 years
Wyndham	Office	NJ	—		9,677	71,316	1,742	9,677	73,058	82,735	9,070	N/A	5/1/2019	5-40 years
Exel	Industrial	OH	—		978	14,137	2,568	978	16,705	17,683	3,100	N/A	5/1/2019	5-40 years
Rapiscan Systems	Office	MA	—		2,006	10,270	484	2,006	10,754	12,760	1,618	N/A	5/1/2019	5 40 years
Aetna	Office	AZ	—		2,332	18,486	1,598	2,332	20,084	22,416	3,199	N/A	5/1/2019	5-40 years
Atlas Copco	Industrial	MI	—		1,156	18,297	1,505	1,156	19,802	20,958	2,763	N/A	5/1/2019	5-40 years
Toshiba TEC	Office	NC	—		1,916	36,374	2,423	1,916	38,797	40,713	5,186	N/A	5/1/2019	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2021						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
NETGEAR	Office	CA	—		22,600	28,859	1,700	22,600	30,559	53,159	6,071	N/A	5/1/2019	5-40 years
Nike	Office	OR	—		8,186	41,184	2,330	8,187	43,514	51,701	7,610	N/A	5/1/2019	5-40 years
Zebra Technologies	Office	IL	—		5,927	58,688	1,255	5,927	59,943	65,870	9,853	N/A	5/1/2019	5-40 years
WABCO	Industrial	SC	—		1,226	13,902	1,038	1,226	14,940	16,166	1,394	N/A	5/1/2019	5-40 years
IGT	Office	NV	45,300	'(6)	5,673	67,610	2,021	5,673	69,631	75,304	7,191	N/A	5/1/2019	5-40 years
3M	Industrial	IL	43,600	'(6)	5,802	75,758	6,391	5,802	82,149	87,951	7,010	N/A	5/1/2019	5-40 years
Amazon - Etna	Industrial	OH	61,500	'(6)	4,773	95,475	11,546	4,773	107,021	111,794	10,861	N/A	5/1/2019	5-40 years
Zoetis	Office	NJ	—		3,718	44,082	735	3,718	44,817	48,535	5,221	N/A	5/1/2019	5-40 years
Southern Company	Office	AL	99,600	'(6)	7,794	157,724	1,457	7,794	159,181	166,975	12,166	N/A	5/1/2019	5-40 years
Allstate	Office	CO	—		3,109	13,096	553	3,109	13,649	16,758	2,164	N/A	5/1/2019	5-40 years
MISO	Office	IN	—		3,725	25,848	971	3,725	26,819	30,544	3,313	N/A	5/1/2019	5-40 years
McKesson II	Office	AZ	—		—	36,959	4,681	—	41,640	41,640	5,021	N/A	9/20/2019	5-40 years
Pepsi Bottling Ventures	Industrial	NC	18,218		3,407	31,783	954	3,407	32,737	36,144	2,186	N/A	2/5/2020	5-40 years
State of Alabama	Office	AL	—		8,126	39,248	458	8,126	39,706	47,832	2,041	N/A	3/1/2021	5-40 years
CAS, Inc.	Office	AL	—		5,007	23,327	1,494	5,007	24,821	29,828	1,741	N/A	3/1/2021	5-40 years
Freeport McMoRan	Office	AZ	—		4,264	120,604	82	4,264	120,686	124,950	5,192	N/A	3/1/2021	5-40 years
Avnet HQ	Office	AZ	—		5,394	31,021	1,862	5,394	32,883	38,277	2,089	N/A	3/1/2021	5-40 years
Terraces at Copley Point	Office	CA	—		23,897	87,430	1,250	23,897	88,680	112,577	4,696	N/A	3/1/2021	5-40 years
County of Santa Clara	Office	CA	—		16,068	18,359	1,126	16,068	19,485	35,553	1,274	N/A	3/1/2021	5-40 years
ProteinSimple	Office	CA	—		12,674	48,553	1,417	12,674	49,970	62,644	2,184	N/A	3/1/2021	5-40 years
Traveler's Insurance	Office	CA	—		5,069	11,715	590	5,069	12,305	17,374	744	N/A	3/1/2021	5-40 years
Anadarko	Office	CO	—		6,841	24,702	1,794	6,841	26,496	33,337	1,057	N/A	3/1/2021	5-40 years
DuPont	Office	IA	—		6,412	39,299	1,624	6,412	40,923	47,335	1,917	N/A	3/1/2021	5-40 years
Mercury Systems	Office	MA	—		6,969	37,739	900	6,969	38,639	45,608	1,737	N/A	3/1/2021	5-40 years
Draeger Medical Systems	Office	MA	—		4,985	30,143	1,114	4,985	31,257	36,242	1,515	N/A	3/1/2021	5-40 years
Keurig - Phase I	Office	MA	—		5,111	48,464	812	5,111	49,276	54,387	1,683	N/A	3/1/2021	5-40 years
Keurig - Phase II	Office	MA	—		3,262	169,233	628	3,262	169,861	173,123	5,165	N/A	3/1/2021	5-40 years
JMT	Office	MD	—		2,873	50,619	1,060	2,873	51,679	54,552	1,490	N/A	3/1/2021	5-40 years
Fidelity Building Services	Industrial	MD	—		1,662	10,746	435	1,662	11,181	12,843	354	N/A	3/1/2021	5-40 years

				Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2021						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
United Rentals	Office	NC	—	2,847	30,163	726	2,847	30,889	33,736	1,262	N/A	3/1/2021	5-40 years
QORVO	Office	NC	—	2,436	18,473	645	2,436	19,118	21,554	990	N/A	3/1/2021	5-40 years
Ultra Electronics Ocean Systems	Office	NC	—	1,802	9,996	523	1,802	10,519	12,321	584	N/A	3/1/2021	5-40 years
Amcor Rigid Plastics	Industrial	OH	—	4,962	42,377	1,340	4,962	43,717	48,679	2,055	N/A	3/1/2021	5-40 years
Express Scripts	Office	PA	—	4,725	18,756	2,080	4,725	20,836	25,561	1,033	N/A	3/1/2021	5-40 years
International Paper	Office	TN	—	1,376	69,048	8,488	1,376	77,536	78,912	2,468	N/A	3/1/2021	5-40 years
Lennar Homes	Office	TX	—	1,759	17,546	715	1,759	18,261	20,020	798	N/A	3/1/2021	5-40 years
Dow Chemical	Office	TX	—	685	71,064	1,565	685	72,629	73,314	2,288	N/A	3/1/2021	5-40 years
Tech Data Corp.	Office	TX	—	3,138	12,987	671	3,138	13,658	16,796	648	N/A	3/1/2021	5-40 years
Fresenius Medical Care	Office	TX	—	1,380	28,924	1,401	1,380	30,325	31,705	972	N/A	3/1/2021	5-40 years
Total all properties (4)			$1,018,015	$584,291	$4,633,517	$352,352	$584,291	$4,985,869	$5,570,160	$993,323

(1)Building and improvements include tenant origination and absorption costs.
(2)Consists of capital expenditure, real estate development costs, and impairment charges.
(3)Amount does not include the net loan valuation discount of $1.0 million related to the debt assumed in the Highway 94, Samsonite and HealthSpring property acquisitions, as well as Owens Corning, Westgate II, AOPC, IPC/TRWC (AMEX), MGM, American Showa, BAML and Pepsi Bottling Ventures.
(4)As of December 31, 2021, the aggregate cost of real estate the Company and consolidated subsidiaries owned for federal income tax purposes was approximately $5.0 billion (unaudited).
(5)The BOA Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.
(6)The BOA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.

	Activity for the Year Ended December 31,
	2021	2020	2019
Real estate facilities
Balance at beginning of year	$4,310,302	4,278,433	$3,073,364
Acquisitions	1,289,296	36,144	1,305,998
Construction costs and improvements	29,042	72,306	51,440
Other adjustments	(2,976)	—	—
Write down of tenant origination and absorption costs	(422)	—	—
Impairment provision	(4,242)	(23,472)	(30,734)
Sale of real estate assets	(50,840)	(53,109)	(121,635)
Balance at end of year	$5,570,160	$4,310,302	$4,278,433

Accumulated depreciation
Balance at beginning of year	$817,773	$668,104	$538,412
Depreciation and amortization expense	209,638	161,056	153,425
Write down of tenant origination and absorption costs	(422)	—	—
Less: Non-real estate assets depreciation expense	(5,860)	(4,619)	(7,769)
Less: Sale of real estate assets depreciation expense	(27,806)	(6,768)	(15,964)
Balance at end of year	$993,323	$817,773	$668,104
Real estate facilities, net	$4,576,837	$3,492,529	$3,610,329