Form 10-K/A
period 2021-12-31
Griffin Realty Trust, Inc.
filed 2022-04-29
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 000-55605
Griffin Realty Trust, Inc.
(Exact name of Registrant as specified in its Charter)

Maryland	46-4654479
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of the common stock held by non-affiliates of the Company: No established market exists for the Company’s common stock. As of April 28, 2022 there were 565,265 shares of Class T common stock, 1,800 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,732 shares of Class I common stock, 24,509,573 shares of Class A common stock, 47,592,118 shares of Class AA common stock, 926,936 shares of Class AAA common stock, and 249,166,308 shares of Class E common stock of Griffin Realty Trust, Inc. outstanding.
Documents Incorporated by Reference: None.
Auditor Name: Ernst & Young LLP Auditor Location: Los Angeles, California Auditor Firm ID: 42

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K of Griffin Realty Trust, Inc., a Maryland corporation (“GRT,” “we,” “our,” “us” and the “Company”), for the fiscal year ended December 31, 2021, originally filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2022 (the “Original Filing”). This Amendment is being filed to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because the Company does not intend to file a definitive proxy statement for an annual meeting of stockholders within 120 days of the end of its fiscal year ended December 31, 2021. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part IV of the Original Filing is being amended solely to add as exhibits certain new certifications in accordance with Rule 13a-14(a) under the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the Original Filing and the Company’s other filings made with the SEC on or subsequent to February 28, 2022.

TABLE OF CONTENTS

		Page
PART III

Item 10.	Directors, Executive Officers and Corporate Governance	5
Item 11.	Executive Compensation	15
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	38
Item 13.	Certain Relationships and Related Transactions, and Director Independence	40
Item 14.	Principal Accounting Fees and Services	42

PART IV
Item 15.	Exhibits, Financial Statement Schedules	43

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
BOARD OF DIRECTORS
Included below is certain information regarding our directors. Each of our directors is elected annually to serve for a one-year term on the board of directors (the “Board” or the “Board of Directors”) of the Company. No family relationships exist between any directors or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Securities Act of 1933, as amended.

Name	Age	Position(s)	Period with Company

Kevin A. Shields	63	Chairman of the Board of Directors and Executive Chairman	11/2013 - present
Michael J. Escalante	61	Chief Executive Officer, President and Director	11/2013 - present
Kathleen S. Briscoe	62	Independent Director	3/2016 - present
Gregory M. Cazel	59	Independent Director	4/2019 - present
Ranjit M. Kripalani	62	Independent Director	4/2019 - present
James F. Risoleo	66	Independent Director	3/2021 - present
J. Grayson Sanders	81	Independent Director	3/2016 - present
Samuel Tang	61	Independent Director	2/2015 - present
Kevin A. Shields, our Executive Chairman and the Chairman of our Board of Directors, has been an officer and director since November 2013. Mr. Shields served as Chief Executive Officer of the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“EA-1”) from 2008 until December 2018. Mr. Shields is also the Chairman and Chief Executive Officer of Griffin Capital Company, LLC (“GCC”), which he founded in 1995 and which indirectly owns Griffin Capital Securities, LLC. Mr. Shields served as the Chief Executive Officer of Griffin Capital Securities, LLC until June 2017. Mr. Shields also currently serves as President and trustee of Griffin Institutional Access Real Estate Fund (“GIA Real Estate Fund”), positions he has held since November 2013; and as President and former trustee of Griffin Institutional Access Credit Fund, positions he has held since January 2017. Before founding GCC, Mr. Shields was a Senior Vice President and head of the Structured Real Estate Finance Group at Jefferies & Company, Inc. in Los Angeles and a Vice President in the Real Estate Finance Department of Salomon Brothers Inc. in both New York and Los Angeles. Mr. Shields graduated from the University of California at Berkeley where he earned a J.D. degree from Boalt Hall School of Law, an M.B.A. from the Haas Graduate School of Business, graduating Summa Cum Laude with Beta Gamma Distinction, and a B.S. from Haas Undergraduate School of Business, graduating with Phi Beta Kappa distinction. Mr. Shields is an inactive member of the California Bar. Mr. Shields has been a frequent guest lecturer at the Haas Graduate School of Business. Mr. Shields is a member of the Policy Advisory Board for the Fisher Center for Real Estate at the Haas School of Business, the Chair Emeritus of the board of directors for the Institute for Portfolio Alternatives (IPA) and an executive member of the Public Non-Listed REIT Council of the National Association of Real Estate Investment Trusts.
We believe that Mr. Shields’ extensive experience in the real estate and real estate financing industries support his appointment to our Board.
Michael J. Escalante is our Chief Executive Officer, President and a director. He has been our President since our formation, a director since February 2015, and our Chief Executive Officer since April 2019. Mr. Escalante served as the Chief Executive Officer of EA-1 from December 2018 to April 2019; the President of EA-1 from June 2015 to April 2019; and Chief Investment Officer of EA-1 from August 2008 to December 2018. Mr. Escalante also served as GCC’s Chief Investment Officer from June 2006 until December 2018. He also served as a member of the investment committee of the advisor of GIA Real Estate Fund from June 2014 to March 2020, as well as serving on the investment committee of various former Griffin American Healthcare REIT entities. Prior to joining GCC in June 2006, Mr. Escalante founded Escalante Property Ventures in March 2005, a real estate investment management company, to invest in value-added and development-oriented infill properties within California and other western states. From 1997 to March 2005, Mr. Escalante served eight years at Trizec Properties, Inc., previously one of the largest publicly-traded U.S. office real estate investment trusts (“REITs”), with his final position being Executive

Vice President - Capital Transactions and Portfolio Management. While at Trizec, Mr. Escalante was directly responsible for all capital transaction activity for the Western U.S., which included the acquisition of several prominent office projects. Mr. Escalante’s work experience at Trizec also included significant hands-on operations experience as the firm’s Western U.S. Regional Director with bottom-line responsibility for asset and portfolio management of a 4.6 million square foot office/retail portfolio (11 projects/23 buildings) and associated administrative support personnel (110 total/65 company employees). Prior to joining Trizec, from 1987 to 1997, Mr. Escalante held various acquisitions, asset management and portfolio management positions with The Yarmouth Group, an international real estate investment advisor. Mr. Escalante holds an M.B.A. from the University of California, Los Angeles and a B.S. in Commerce, with an emphasis in finance and accounting, from Santa Clara University. Mr. Escalante is a full member of the Urban Land Institute and has been active in many charitable and civic organizations.
We believe that Mr. Escalante’s broad experience in the real estate industry and his years of service at the Company, GCC and its affiliates support his appointment to our Board.
Kathleen S. Briscoe is one of our independent directors and is a member of our Nominating and Corporate Governance Committee and the Chairperson of our Capital Committee. She has been one of our independent directors since March 2016. Since March 2018, Ms. Briscoe has served as a Partner and Chief Capital Officer at Dermody Properties. She also served as an advisor to Arixa Capital from November 2017 to 2019. From March 2016 to March 2017, Ms. Briscoe served as a consultant at Cordia Capital Management, LLC, a privately owned real estate investment management company, where from November 2013 to March 2016, she held the positions of Chief Operating Officer and Chief Investment Officer for real estate, overseeing approximately $100 million of commercial real estate investments per year throughout the Western United States. From November 2011 to November 2013, Ms. Briscoe was a real estate consultant with Institutional Real Estate, Inc. and Crosswater Realty Advisors. From 2009 to 2011, Ms. Briscoe was the Chief Investment Officer for the IDS Real Estate Group in Los Angeles, California, where she managed two joint ventures with CalSTRS. From 2008 to 2009, Ms. Briscoe was a real estate consultant with Crosswater Realty Advisors, where she worked with CalPERS analyzing its real estate fund managers. From 2007 to 2008, she was a Managing Director and the head of the Los Angeles office for Buchanan Street Partners, a real estate investment management company. From 1987 to 2007, Ms. Briscoe was a Shareholder at Lowe Enterprises, a real estate investment, asset management, and development company, where she managed the firm’s investment clients, was a key member of a value-add private REIT, managed a portfolio, and served on the Executive Committee and as a voting member of the Investment Committee. Ms. Briscoe received a B.A. from Dartmouth College and an M.B.A. from Harvard Business School. Ms. Briscoe is an independent director of the Resmark Companies, a national private equity firm focused on real estate, and an independent director of Crescent Capital BDC, Inc. since December 2019. Ms. Briscoe previously served as an Independent Director and Chairperson of the Audit Committee of Crescent Capital SPAC. Ms. Briscoe is a council member of the Urban Land Institute, an advisory board member for Institutional Real Estate, Inc., an executive member of the National Association of Real Estate Investment Managers and is active in a number of other real estate organizations.
We believe Ms. Briscoe’s years of experience in real estate investing and investment management experience, as well as her background in the commercial real estate industry generally, support her appointment to our Board.
Gregory M. Cazel is one of our independent directors and is the Chairperson of our Nominating and Corporate Governance Committee and a member of our Capital Committee. He has been one of our independent directors since April 2019. From February 2009 to April 2019, he served as an independent director of EA-1. Since December 2015, Mr. Cazel has been a Managing Director for Lument Capital, formerly known as Hunt Real Estate Capital, in Chicago. His responsibilities include originating balance sheet loans, and Fannie Mae and Freddie Mac and HUD loans for the company. Mr. Cazel previously served as one of our independent directors from April 2014 to June 2016. From May 2013 to November 2015, Mr. Cazel was a Managing Director in the Real Estate Capital Markets division of Wells Fargo Bank, NA, in Chicago, where he originated both CMBS and balance sheet loans for the bank, working with mortgage bankers and direct borrowers throughout the Midwest. Prior to that, Mr. Cazel was an Executive Vice President with A10 Capital beginning in June 2010, and became a Principal in the firm in October 2010. A10 Capital specializes in financing commercial real estate and providing advisory and management services for the workout of all types of troubled loans and real estate assets. From October 2009 to April 2010, Mr. Cazel was the Midwest Regional Director for Real Estate Disposition Corp., LLC, a real estate auction marketing firm, specializing in selling residential, commercial, multi-family and hospitality properties and land, as well as performing and non-performing notes and loan pools. Mr. Cazel has more than 37 years of commercial real estate finance, acquisition, loan origination and securitization, mortgage banking, underwriting, analysis, and investment experience. From January 2009 to October 2009, Mr. Cazel was a Senior Vice President with Prairie Realty Advisors, Inc., a mortgage banking firm in Chicago. From April 2007 to June 2008, Mr. Cazel was an Executive Director with Dexia Real Estate Capital Markets Company, a Division of Dexia Bank, a Belgium-based financial institution, where he was responsible for establishing the Chicago office and managing the Midwest presence for the CMBS loan program. From 1999 to April 2007, Mr. Cazel was a Vice President at JP Morgan Mortgage Capital where he ran a commercial loan production team that closed over $3.6 billion in permanent, floating, and mezzanine loans. Mr. Cazel earned a B.A. in the Liberal Arts and Sciences College, with a concentration in Real Estate and Finance, from the University of Illinois.
We believe that Mr. Cazel’s years of experience in the commercial mortgage industry and real estate finance industry and his several years of experience as a director of REITs support his appointment to our Board.
Ranjit M. Kripalani is one of our independent directors and is a member of our Audit Committee and the Chairperson of our Compensation Committee. He has been one of our independent directors since April 2019. From January 2017 to April 2019, he served as an independent director of EA-1. From 2009 to 2014, Mr. Kripalani served as the chief executive officer of CRT Capital Group LLC, an institutionally focused broker dealer. Prior to joining CRT Capital Group LLC, Mr. Kripalani worked at Countrywide Capital Markets, Inc. and Countrywide Financial Corporation from 1998 to 2008, where he served in a number of roles, including as president of capital markets and executive managing director of Countrywide Financial Corp. and chief executive officer and president of Countrywide Capital Markets from 2001 to 2008. Mr. Kripalani also served as president and chief executive officer of Countrywide Securities Corporation from 2000 to 2008 and was the executive vice president and national sales manager for Countrywide Securities Corporation from 1998 to 2000. Prior to joining Countrywide, Mr. Kripalani served as managing director and head of mortgage trading for Chase Securities, Inc. from 1995 to 1998, and as managing director and head of mortgage trading for PaineWebber, Inc. from 1985 to 1995. Mr. Kripalani also currently serves on the board of directors of Western Asset Mortgage Corp., a position he has held since 2014. Mr. Kripalani has a B.A. in International Relations from Tufts University and a Graduate Diploma in Business Studies from the London School of Economics.
We believe that Mr. Kripalani’s extensive real estate and business experience and his several years of experience as a director of a REIT supports his appointment to our Board.
James F. Risoleo is one of our independent directors and is a member of our Audit Committee. He has been one of our independent directors since March 2021. Until 2021, he served as an independent director of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) and a member of CCIT II’s audit committee since August 2013 and chairman of CCIT II’s valuation, compensation and affiliate transactions committee since August 2018. He previously served as the non-executive chairman of CCIT II’s board of directors from June 2015 to August 2018. Since January 2017, Mr. Risoleo has served as the President and Chief Executive Officer and as a member of the board of directors of Host Hotels & Resorts Inc. (NASDAQ: HST). He joined Host Hotels & Resorts in 1996 as Senior Vice President for Acquisitions, and was appointed Executive Vice President and Chief Investment Officer in 2000. In January 2012, he became Executive Vice President and Managing Director of Host Hotels & Resorts’ European business activities and, in 2015, Mr. Risoleo assumed leadership for all of Host Hotels & Resorts’ West Coast investment activities in addition to Europe. Prior to joining Host Hotels & Resorts, Mr. Risoleo served as Vice President, Development at Interstate Hotels Corporation and as Senior Vice President at Westinghouse Electric Corporation. He is the past Chair of the National Association of Real Estate Investment Trusts and a member of its Executive Board as well as a member of the Real Estate Roundtable, American Hotel & Lodging Association Executive Committee and the U.S. Travel CEO Roundtable. He received his B.S. degree from Duquesne University, School of Business and a Juris Doctorate from Duquesne University School of Law. He holds bar admissions to the Supreme Court of Pennsylvania and United States District Court for the Western District of Pennsylvania.
Pursuant to the merger agreement with CCIT II, we agreed to appoint three former directors of CCIT II at the closing of our acquisition of CCIT II, and on March 1, 2021 Mr. Risoleo was appointed to our Board. In addition, pursuant to the merger agreement with CCIT II, we agreed to recommend at least one former director of CCIT II for election at the 2021 annual meeting, and Mr. Risoleo was recommended for election. We believe that Mr. Risoleo’s extensive experience as a real estate industry executive, with strong leadership, investment and finance expertise support his appointment to our Board.
J. Grayson Sanders is one of our independent directors and is a member of our Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee. He has been one of our independent directors since March 2016. Since October 2021, Mr. Sanders has also served as an independent director and a member of the compensation committee of American Healthcare REIT, Inc. Prior to that, he served as an independent director of GA Healthcare REIT III from February 2014 until October 2021. Mr. Sanders currently also serves as the Co-Founder, Chief Executive Officer and Chief Investment Officer of PREDEX Capital Management located in El Segundo, California, a registered investment advisor managing an interval mutual fund, and its predecessor firm, Mission Realty Advisors, located in Irvine, California, a provider of advisory and equity capital raising services to real estate operators since February 2011. From March 2009 to March 2010, Mr. Sanders served as Chief Executive Officer of Steadfast Capital Markets Group where he managed the development and registration of Steadfast Income REIT, a non-traded REIT, and oversaw the development of that company’s FINRA managing broker-dealer. From November 2004 to March 2009, Mr. Sanders served as President of CNL Fund Advisors Company in Orlando, Florida, where he created and managed a global, publicly traded REIT mutual fund in conjunction with CBRE Investors, and served as President of CNL Capital Markets which focused on wholesale distribution of non-traded REITs and private placements plus ongoing servicing of thousands of investors. Mr.

Sanders served from 2000 to 2004 as a Managing Director with AIG Global Real Estate Investment Corp. in New York where he managed product development and capital formation for four “opportunistic” international real estate funds totaling $1 billion for large institutional investors and investing in Europe, Southeast Asia, Japan and Mexico. Previously, from 1997 to 2000, Mr. Sanders was an Executive Managing Director for CB Richard Ellis Investors where he was involved in creating separate accounts with large institutional investors to invest in U.S. publicly traded REITs in partnership with Alliance Capital Management. From 1991 to 1996, Mr. Sanders served as the Director of Real Estate Investments for Ameritech Pension Trust in Chicago, a $1.5 billion portion of the $13.5 billion defined benefit plan. In addition to negotiating and tracking separate accounts with at least ten managers of institutional grade real estate, he served for two years as chairman of a special investors committee including CalPers and others, formed to work out issues with a troubled fund investing in Canadian regional malls. Between 1972 to 1990, Mr. Sanders’ primary focus as Co-Founder and Executive Vice President, was creating and growing The Landsing Corporation in Menlo Park, California, a firm that formed and funded 20 private partnerships and five SEC registered non-traded REITs to acquire and manage diversified portfolios of commercial and multi-family properties. In the 1990s, Mr. Sanders served multiple terms on the Board of Directors and Executive Committee of the Pension Real Estate Association (PREA) and also on the Board of Governors of the National Association of Real Estate Investment Trusts (NAREIT) where he was Co-Chairman of its Institutional Investor Committee. Mr. Sanders received a B.A. in History from the University of Virginia and an M.B.A. from the Stanford Graduate School of Business where he served for multiple years on the Alumni Association, including serving as President in 1984.  In 1985, he also taught the real estate investment class at Stanford Graduate School of Business. After college and before business school, Mr. Sanders attended Officer Candidate School and served for over four years in the Navy during the Vietnam War, attaining the rank of Lieutenant.
We believe that Mr. Sanders’ 49 years of experience in real estate investment management as well as his broad scope of experience with traded REITs, non-traded REITs and private funds and matching investment fund structures support his appointment to our Board.
Samuel Tang is one of our independent directors and is the Chairperson of our Audit Committee and a member of our Compensation Committee and Capital Committee. He has been one of our independent directors since March 2016. Mr. Tang has over 25 years of experience in private equity and real estate investing. From 2004 to the present, Mr. Tang has been a Managing Partner of TriGuard Management LLC and its affiliates, an entity which he co-founded and which acquires private equity secondary funds in the secondary market. He is responsible for capital raising, sourcing, analyzing, structuring, and closing the acquisition of investments. From 1999 to 2004, Mr. Tang was Managing Director, Equities, of Pacific Life Insurance Company, where he co-chaired the workout committee to maximize recovery on bond investments and worked on various strategic and direct equity investments. Before joining Pacific Life Insurance Company, from 1989 to 1999, he was a Managing Partner at The Shidler Group, a specialized private equity firm focused on finance, insurance and real estate companies. Mr. Tang was also previously a Manager in Real Estate Consulting with KPMG Peat Marwick Main and a Senior, CPA with Arthur Young. Mr. Tang has an M.B.A. in Finance from the University of California, Los Angeles and a B.S. in Accounting from the University of Southern California. Mr. Tang also currently serves in leadership positions, including as a member of both fiduciary and advisory boards with several real estate firms, corporate and non-profit entities.
We believe that Mr. Tang’s extensive experience in the private equity and real estate industries support his appointment to our Board.
CORPORATE GOVERNANCE
Business Overview
We are an internally managed, publicly registered, non-traded real estate investment trust (“REIT”). We are a multi-billion-dollar enterprise committed to creating value for all of our stakeholders through the ownership and operation of a diversified portfolio of strategically located, high-quality, business-essential office and industrial properties that are primarily leased to nationally recognized single tenants we have determined to be creditworthy.
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

Corporate Responsibility - Environmental, Social, and Governance
We are committed to conducting our business in a manner which benefits all of our stakeholders and ensures a lasting and positive impact from our operations. As a result, we measure our success not only by our ability to generate profits but also our ability to reduce our impact on the environment, affect positive social change in our community and conduct our operations in accordance with the highest ethical standards.
Environmental Responsibility
We strive to consciously manage our operations in a way that minimizes our impact on the environment and promotes sustainability. At our headquarters, we leverage the latest technology to minimize our energy use, such as efficient and automated lighting systems, moderation and monitoring of heating and air conditioning, and recycling paper, plastics, metals and electronics. In addition, we encourage all of our employees to adopt sustainable best practices. For example, we promote the use of electronic communication over printing whenever possible and have implemented electronic approval systems. We also encourage our employees to use clean modes of transportation by providing safe bicycle storage areas as well as free electric vehicle charging stations.
Within our portfolio, we own multiple LEED certified and Energy Star certified properties and partner with our tenants to implement energy efficiency wherever possible in order to minimize the environmental impact of our buildings and emphasize the health and well-being of building occupants. We also ensure that all investment decisions receive thorough environmental screenings and impact assessments and strive to implement the latest in sustainable technology when developing or improving our properties.
Social Impact
We believe our employees are our greatest asset, and we pride ourselves on the diversity they bring to our firm. We have implemented a number of programs to foster not only their professional growth but also their growth as global citizens. We offer all of our employees a comprehensive benefits and wellness package, which includes paid time off and parental leave, high-quality medical, dental and vision insurance, disability, pet and life insurance, fitness programs, 401(k) contributions and long-term incentive plans. We also encourage internal mobility in our organization and provide career enhancement and education opportunities, as well as educational grants.
We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value diversity and inclusivity throughout our organization. As of December 31, 2021, approximately 51% of our employees were from underrepresented groups and approximately 46% were women. In addition, as of December 31, 2021, half of our eight-member Board were from underrepresented groups or were women.
Our social policy extends beyond the individuals within our organization and includes our ability to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back and for this reason we offer gift matching and paid time off to volunteer as well as engage in various corporate-level charitable efforts and service work opportunities.
Corporate Governance
We believe maintaining a rigorous corporate governance framework is essential to the success of our organization and we pride ourselves on diligently adhering to policies and procedures that ensure transparency, accountability, oversight and risk minimization across all levels of the Company. This includes the committees of our Board of Directors, which oversee a wide range of matters such as investment activities, executive compensation and any conflict of interest related matters.
We also adhere to what we believe to be industry leading policies to ensure our management and employees are acting in a manner which protects the best interest of our stakeholders. This includes our Code of Ethics and Business Conduct, Whistleblower Policy, Insider Trading Policy and much more.
Risk Management Role of the Board
As part of its oversight role, our Board of Directors actively supervises the members of our management that are directly responsible for our day-to-day risk management, including our Chief Financial Officer and Treasurer and General Counsel and Chief Administrative Officer. The Audit Committee of our Board of Directors, which consists solely of independent directors, annually reviews with management our policies with respect to risk assessment and risk management, particularly in the areas of insurance, regulatory compliance, financial risk management, investments and due diligence, and capital flow.

Audit Committee
Our Board has an Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act, which assists the Board in fulfilling its responsibilities to stockholders concerning our financial reporting and internal controls and facilitates open communication among the Audit Committee, the Board, outside auditors and management. A copy of the charter of our Audit Committee is available in the “Governance Documents” subpage of the “Investors” section of our website, www.grtreit.com. The Audit Committee assists our Board by: (1) selecting an independent registered public accounting firm to audit our annual financial statements; (2) reviewing with the independent registered public accounting firm the plans and results of the audit engagement; (3) approving the audit and non-audit services provided by the independent registered public accounting firm; (4) reviewing the independence of the independent registered public accounting firm; (5) considering the range of audit and non-audit fees; and (6) reviewing the adequacy of our internal accounting controls. The Audit Committee fulfills these responsibilities primarily by carrying out the activities enumerated in its charter and in accordance with current laws, rules and regulations.
The members of the Audit Committee are four independent directors, Samuel Tang, Ranjit M. Kripalani, James F. Risoleo and J. Grayson Sanders, each of whom is also independent as defined in Rule 10A-3 under the Exchange Act, with Mr. Tang serving as Chairperson of the Audit Committee. Our Board has determined that Mr. Tang satisfies the requirements for an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and has designated Mr. Tang as the audit committee financial expert in accordance with applicable SEC rules. The Audit Committee held five meetings during 2021.
Nominating and Corporate Governance Committee
General
Our Board has a Nominating and Corporate Governance Committee. A copy of the charter of our Nominating and Corporate Governance Committee is available in the “Governance Documents” subpage of the “Investors” section of our website, www.grtreit.com. The Nominating and Corporate Governance Committee’s primary focus is to assist our Board of Directors in fulfilling its responsibilities with respect to director nominations, corporate governance, Board of Directors and committee evaluations and conflict resolutions. The Nominating and Corporate Governance Committee assists our Board of Directors in this regard by: (1) identifying individuals qualified to serve on our Board of Directors, consistent with criteria approved by our Board of Directors, and recommending that our Board of Directors select a slate of director nominees for election by our stockholders at the annual meeting of our stockholders; (2) developing and implementing the process necessary to identify qualified candidates for our Board of Directors; (3) determining the advisability of retaining any search firm or consultant to assist in the identification and evaluation of candidates for membership on our Board of Directors; (4) overseeing an annual evaluation of our Board of Directors, each of the committees of our Board of Directors and management; (5) developing and recommending to our Board of Directors a set of corporate governance principles and policies; (6) periodically reviewing our corporate governance principles and policies and suggesting improvements thereto to our Board of Directors; and (7) considering and acting on any conflicts-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving any of our affiliates. The Nominating and Corporate Governance Committee fulfills these responsibilities primarily by carrying out the activities enumerated in its charter and in accordance with current laws, rules and regulations.
The members of the Nominating and Corporate Governance Committee are three independent directors, Gregory M. Cazel, Kathleen S. Briscoe, and J. Grayson Sanders, with Mr. Cazel serving as Chairperson of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee held five meetings during 2021.
Corporate Governance
Pursuant to the Nominating and Corporate Governance Committee Charter, the Nominating and Corporate Governance Committee developed and recommended a set of formal, written guidelines for corporate governance, which were adopted by our full Board of Directors.
The Nominating and Corporate Governance Committee also, from time to time, reviews the governance structures and procedures of the Company and suggests improvements thereto to our full Board of Directors. Such improvements, if adopted by the full Board of Directors, will be incorporated into the written guidelines.
Periodic Evaluations
The Nominating and Corporate Governance Committee conducts an annual evaluation of its own performance and oversees the annual evaluations of our Board of Directors, each of the other committees of our Board of Directors and management.

Conflicts of Interest
The Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our affiliates. Our independent directors must approve such transactions as fair and reasonable to us and on terms and conditions not less favorable than those available from unaffiliated third parties, based upon standards set forth in our charter and Code of Ethics, as well as applicable laws, rules and regulations.
Compensation Committee
Our Board has a Compensation Committee. A copy of the charter of our Compensation Committee Charter is available in the “Governance Documents” subpage of the “Investors” section of our website, www.grtreit.com. The primary focus of the Compensation Committee is to assist our Board of Directors in fulfilling its responsibilities with respect to officer and director compensation. The Compensation Committee assists our Board of Directors in this regard by: (1) reviewing and approving our corporate goals with respect to compensation of executive officers; (2) reviewing and acting on compensation levels and benefit plans for our executive officers, (3) recommending to our Board of Directors compensation for all non-employee directors, including Board of Directors and committee retainers, meeting fees and equity-based compensation; (4) administering and granting awards under the Plan (as defined below); and (5) setting the terms and conditions of such awards in accordance with the Plan. The Compensation Committee fulfills these responsibilities in accordance with its charter and current laws, rules and regulations.
The members of the Compensation Committee are three independent directors, Ranjit M. Kripalani, Samuel Tang, and J. Grayson Sanders, with Mr. Kripalani serving as Chairperson of the Compensation Committee. Our Board of Directors has determined that each member of the Compensation Committee is a “non-employee director” as defined in the SEC’s Rule 16b-3. The Compensation Committee held three meetings during 2021.
Capital Committee
Our Board also has a Capital Committee, which is comprised of Kathleen Briscoe, Kevin Shields, Michael Escalante, Gregory Cazel and Samuel Tang. Ms. Briscoe currently serves as the Chairperson of our Capital Committee. Our Capital Committee operates pursuant to a written charter adopted by our Board of Directors, which sets forth the Capital Committee’s specific functions and responsibilities. The purpose of our Capital Committee is to:
•    assist our Board of Directors in fulfilling its oversight responsibilities with respect to acquisitions, dispositions, development projects, financings and other similar investments by us;
•    assist our executive officers and management in evaluating and formulating proposed investments; and
•    review and assess proposed investments in light of our strategic goals and objectives.
Stockholder Communications with Directors
We have established several means for stockholders to communicate concerns to our Board of Directors. If the concern relates to our financial statements, accounting practices or internal controls, the concerns should be submitted in writing to the Chairperson of the Audit Committee of our Board of Directors in care of our Secretary at our headquarters address. If the concern relates to our governance practices, business ethics or corporate conduct, the concern should be submitted in writing to the Chairperson of the Nominating and Corporate Governance Committee of our Board of Directors in care of our Secretary at our headquarters address. If a stockholder is uncertain as to which category his or her concern relates, he or she may communicate it to any one of the independent directors in care of our Secretary. All concerns submitted in care of our Secretary will be delivered to the appropriate independent director based upon our Secretary’s determination.
Though we have no formal policy on the matter, we encourage all of the members of our Board of Directors to attend our annual meeting of stockholders. All of the directors serving at the time of the 2021 annual meeting attended such meeting.
Code of Ethics
Our Board has adopted a Code of Ethics and Business Conduct (the “Code of Ethics”), which contains general guidelines applicable to our executive officers, including our principal executive officer, principal financial officer and principal accounting officer or controller, our directors and our other officers. We make sure that each individual subject to the Code of Ethics acknowledges reviewing and receipt thereof. We adopted our Code of Ethics with the purpose of promoting the following: (1) honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; (2) full, fair, accurate, timely and understandable disclosure in reports and documents that we file with or submit to the SEC and in other public communications made by us; (3) compliance with applicable laws and governmental rules and regulations; (4) the prompt internal reporting of violations of the Code of Ethics to our Code of Ethics Compliance Officer; and (5)

accountability for adherence to the Code of Ethics. A copy of the Code of Ethics is available in the “Governance Documents” subpage of the “Investors” section of our website, www.grtreit.com. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions by posting such information on our website.
Hedging Company Securities
Our Insider Trading Policy Statement prohibits our directors, executive officers, any other persons as may be designated from time to time and informed of such status by the Company’s Compliance Officer, and any family and any household members of such directors, executive officers and other designated persons from engaging in any transaction involving the Company’s securities (including a stock plan transaction such as an option exercise, gift, loan, pledge, hedge, contribution to a trust or any other transfer or the purchase of financial instruments, including prepaid variable forward contracts, equity swaps, collars, and exchange funds, or other transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities) without first obtaining pre-clearance of the transaction from the Company’s Compliance Officer.

EXECUTIVE OFFICERS
Included below is certain information regarding our executive officers.

Name	Age	Position(s)	Period with Company
Kevin A. Shields	63	Chairman of the Board of Directors and Executive Chairman	11/2013 - present
Michael J. Escalante	61	Chief Executive Officer, President and Director	11/2013 - present
Javier F. Bitar	60	Chief Financial Officer and Treasurer	6/2016 - present
Nina Momtazee Sitzer	54	General Counsel, Chief Administrative Officer and Secretary	6/2019 - present
Louis K. Sohn	47	Executive Vice President	4/2019 - present
Scott Tausk	63	Executive Vice President	4/2019 - present
Bryan K. Yamasawa	55	Chief Accounting Officer	12/2018 - present
Travis W. Bushman	44	Managing Director, Asset Management	12/2018 - present
Craig J. Phillips	61	Managing Director, Industrial Properties	9/2019 - present
Kevin A. Shields is our Executive Chairman and the Chairman of our Board of Directors and has been an officer and director since November 2013. Additional information regarding Mr. Shields is provided above under “Board of Directors.”
Michael J. Escalante is our Chief Executive Officer, President and a director. He has been our President since our formation, a director since February 2015, and our Chief Executive Officer since April 2019. Additional information regarding Mr. Escalante is provided above under “Board of Directors.”
Javier F. Bitar is our Chief Financial Officer and Treasurer. He has been our Chief Financial Officer and Treasurer since June 2016. Mr. Bitar served as Chief Financial Officer and Treasurer of EA-1 from June 2016 to April 2019. Mr. Bitar has over 34 years of commercial real estate related accounting and financial experience, including over 20 years of executive management-level experience. Prior to joining GCC, from July 2014 to May 2016, Mr. Bitar served as the Chief Financial Officer of New Pacific Realty Corporation, a real estate investment and development company. From January 2014 to July 2014, Mr. Bitar served as the Proprietor of JB Realty Advisors, a real estate consulting and advisory company. From July 2008 to December 2013, Mr. Bitar served as the Chief Operating Officer of Maguire Investments, where he was responsible for overseeing operating and financial matters for the company’s real estate investment and development portfolio. Mr. Bitar also served as Senior Investment Officer at Maguire Properties, Inc. from 2003 to 2008 and as Partner and Senior Financial Officer at Maguire Partners from 1987 to 2003. Mr. Bitar graduated Magna Cum Laude from California State University, Los Angeles, with a Bachelor of Business Administration degree and is a Certified Public Accountant in the State of California.
Nina Momtazee Sitzer is our General Counsel, Chief Administrative Officer and Secretary. She has been General Counsel since June 2019 and our Chief Administrative Officer and Secretary since February 2021. She was also an Executive Vice President from June 2019 to January 2021. From December 2011 until she joined the Company, Ms. Sitzer was a partner in the real estate department at the law firm of DLA Piper LLP (US) in Chicago, Illinois. From 1994 until she joined DLA Piper, Ms. Sitzer was at Katten Muchin Rosenman in Chicago, Illinois, where she was also a partner in the real estate group. Ms. Sitzer has over 29 years of experience in the real estate industry across a broad range of property types. Ms. Sitzer earned her B.A. from Emory University in Atlanta, Georgia, studied at the London School of Economics and Political Science, and earned her J.D. degree from Northwestern University Pritzker School of Law in Chicago, Illinois.
Louis K. Sohn is an Executive Vice President and has held that position since February 2021. From April 2019 to January 2021, he was our Managing Director, Acquisitions & Corporate Finance. From December 2018 to April 2019, Mr. Sohn was the Managing Director, Acquisitions & Corporate Finance of EA-1. Mr. Sohn joined GCC in 2006 as Vice President - Acquisitions and became Senior Vice President - Acquisitions in January 2012 and Director - Acquisitions in December 2014 until he resigned from GCC in December 2018 in connection with EA-1’s self-administration transaction. Mr. Sohn oversees our property acquisitions in the Western United States. He is responsible for our corporate finance functions, including the development and maintenance of our strategic business plan, in collaboration with the executive leadership team. Prior to joining GCC, Mr. Sohn was an Associate Director with Holliday Fenoglio Fowler where he was instrumental in launching the firm’s note sale advisory business. Prior to Holliday Fenoglio Fowler, Mr. Sohn was an Associate with Secured Capital Corp. in Los Angeles. Mr. Sohn began his real estate career as an Analyst with Column Financial. Mr. Sohn earned his B.S. in Economics from the Wharton School of the University of Pennsylvania in 1997.

Scott A. Tausk is an Executive Vice President overseeing asset management and has held that position since February 2021. From April 2019 to January 2021, he was our Managing Director, Asset Management. From December 2018 to April 2019, Mr. Tausk was the Managing Director, Asset Management of EA-1. Mr. Tausk joined GCC in 2013 as Managing Director - Asset Management until he resigned from GCC in December 2018 in connection with EA-1’s self-administration transaction. Mr. Tausk has over 22 years of asset management experience, including 13 years as Managing Director of Asset and Portfolio Management for Transwestern Investment Company (now Pearlmark Real Estate Partners), where he led the execution of active business plans, including property repositioning, leasing, and operating efficiency across a 15 million square foot portfolio. In addition to asset management experience, Mr. Tausk has experience with real estate development, construction management, and third-party property management. Mr. Tausk earned a B.S. in Civil Engineering from Purdue University and an M.B.A. from the University of Chicago’s Booth School of Business. Mr. Tausk is a registered Professional Engineer (inactive) and a licensed Real Estate Managing Broker (active) in the state of Illinois.
Bryan K. Yamasawa is our Chief Accounting Officer and has served in that capacity since August 2019. Mr. Yamasawa served as Chief Accounting Officer of GCC from April 2015 to December 2018. In December 2018, he became a direct employee of the Company. Mr. Yamasawa has over 30 years of experience related to domestic/international accounting and financial reporting, real estate investment trust tax matters, cash management, SOX compliance and assisting with acquisitions/ dispositions, debt financing and other capital market transactions. From January 2014 to April 2015, Mr. Yamasawa served as Senior Vice President - Finance at Turner Impact Capital, LLC, a real estate private equity company. From September 2006 to August 2013, Mr. Yamasawa served as Vice President of Accounting and Finance at Alexandria Real Estate Equities, Inc., a publicly listed commercial real estate investment company. From December 2002 to September 2006, Mr. Yamasawa served as Senior Manager - Financial Reporting at Westfield America, Inc., a retail shopping center real estate investment trust subsidiary of a previously Australian publicly listed company. Mr. Yamasawa began his career in the Audit and Advisory Business Services group of Ernst & Young, LLP, where he spent over nine years providing services to public and private clients. Mr. Yamasawa graduated from California State University, Los Angeles, with a Bachelor of Business Administration and is a Certified Public Accountant in the State of California.
Travis W. Bushman is our Managing Director, Asset Management and has held that position since January 2020. From December 2018 to January 2020, he was our Senior Vice President, Asset Management. Mr. Bushman held that same position at GCC from January 2015 to December 2018. He was also the Vice President, Asset Management of GCC from October 2008 until December 2014. From August 2004 to September 2008, Mr. Bushman served as Vice President and Associate-Acquisitions for Argus Realty Investors, a real estate investment management company specializing in tenant-in-common investments, private exchange programs and real estate funds. During his four years at Argus, Mr. Bushman was involved in the acquisition and due diligence of over $800 million of commercial real estate transactions throughout the United States. Prior to Argus, Mr. Bushman was the Senior Information Manager for CB Richard Ellis in Orange County, California from December 1999 to July 2004. Mr. Bushman earned his B.A. in Economics from the University of Southern California.
Craig J. Phillips is our Managing Director, Industrial Properties and has held that position since September 2019. Prior to joining the Company, from July 2015 to November 2018, Mr. Phillips served as Vice President, Acquisitions at ML Realty Partners, LLC, where he sourced and identified new industrial acquisitions, redevelopments, and land for new speculative development throughout core Chicago, Illinois industrial real estate submarkets. Prior to joining ML, Mr. Phillips worked at HSA Commercial Real Estate, where he served as Executive Vice President, Development from February 2008 to June 2015. Over the course of his eight-year tenure at HSA, Mr. Phillips led, evolved, managed, and executed national industrial development strategies through new speculative, build-to-suit, redevelopment, and infill projects. Prior to HSA, Mr. Phillips was a Partner and Regional Vice President with Seefried Industrial Properties from 2003 to 2007, and President, Development with MTI Construction Services, LLC from 1993 to 2003. Prior to 1993, Mr. Phillips worked in Project Development with DJ Velo & Company and served as Development Project Manager with Katell Properties. An active participant in the Society of Industrial and Office Realtors, the National Association for Industrial and Office Parks, the Association of Industrial Real Estate Brokers, and the Green Building Council - Chicago, Illinois Chapter, Mr. Phillips earned his B.S. in Industrial Engineering from Northwestern University and received his M.B.A. - Real Estate & Finance from the University of California at Los Angeles, Anderson School of Management. Mr. Phillips is a licensed Illinois Real Estate Managing Broker and a Leadership in Energy and Environmental Design Accredited Professional.

Item 11.	Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis outlines the principles underlying our executive compensation policies and decisions as it relates to the Company’s Named Executive Officers (“NEOs”). The Company’s NEOs for 2021 were:
•    Michael J. Escalante—Chief Executive Officer and President;
•    Javier F. Bitar—Chief Financial Officer and Treasurer;
•    Nina Momtazee Sitzer—General Counsel, Chief Administrative Officer and Secretary (from February 2021);
•    Louis K. Sohn—Executive Vice President; and
•    Scott A. Tausk—Executive Vice President.
2021 Performance Highlights
Set forth below are the Company’s performance highlights for 2021:
•    Revenue totaled approximately $459.9 million for the year December 31, 2021;
•    Net income (loss) attributable to common stockholders was $1.6 million ($0.00 per basic and diluted share) for the year ended December 31, 2021;
•    AFFO (as defined below) was $0.63 per share for the year ended December 31, 2021;
•    Enterprise value was $5.7 billion as of December 31, 2021;
•    The Company’s portfolio continued to be well-leased and occupied, despite the impact of COVID-19, with 17 new and renewal leases totaling approximately 1.6 million square feet executed in 2021;
•    The Company made numerous improvements to its balance sheet, improving its liquidity;
•    We continued to focus on protecting the health and well-being of our employees and ensuring that there is limited operational disruption as a result of the COVID-19 pandemic;
•    The Company collected approximately 100% of contractual rent during each month of 2021 in spite of the pandemic;
•    In March 2021, the Company completed its acquisition of CCIT II, acquiring a 26 property portfolio with 8 years of weighted average lease term and effecting roughly $10 million of G&A synergies; and
•    The Company completed three strategic dispositions.
See “Non-GAAP Financial Measures” for our definition of AFFO and a reconciliation of this non-GAAP financial measure.
Compensation Objectives and Philosophy
Our Compensation Committee believes that the Company’s compensation program for executive officers should:
•    Attract, retain and motivate highly-skilled executives;
•    Encourage management to balance short-term goals against longer-term objectives without incentivizing excessive risk-taking;
•    Achieve an appropriate balance between risk and reward that does not incentivize excessive risk-taking; and

•    Align the interests of management and stockholders through the use of equity-based compensation.
Our Compensation Committee applied this philosophy in establishing each of the elements of executive compensation for the fiscal year ended December 31, 2021, and believes that our executive compensation program achieves these objectives demonstrated by the following:
•    We determine compensation arrangements for our executives based on market data, current compensation trends and internal equity considerations, in consultation with our independent compensation consultant, as discussed under the heading “Peer Group” and “Elements of Compensation”.
•    We reward management using a balanced approach that incorporates cash incentives subject to an assessment of the Company’s financial and operating results.
•    Approximately one-half of our Named Executive Officers’ compensation is paid in the form of equity with long-term vesting to promote retention and alignment with stockholders.
Our Compensation and Governance Practices & Policies
We believe the following practices and policies promote sound compensation governance and are in the best interests of our stockholders and executives:

	What We Do		What We Do Not Do
✓	Compensation Committee comprised solely of independent directors	X	No significant perquisites
✓	Independent compensation consultant	X	No guarantees for salary increases

✓	Significant portion of total compensation in the form of equity awards with long-term vesting	X	No tax gross-ups to our NEOs
Determining Compensation for Named Executive Officers
Role of the Compensation Committee
Our Compensation Committee is comprised entirely of independent directors and operates under a written charter. They are responsible for determining compensation for all of the Company’s NEOs including evaluating compensation policies, approving target and actual compensation for executives and administering our equity incentive programs.
Role of Management
Our Chief Executive Officer plays an important role in setting compensation for our other executive officers by assisting our Compensation Committee in evaluating individual goals and objectives and developing compensation recommendations for NEOs other than himself. Final decisions on the design of the compensation program, including total compensation, are ultimately made by our Compensation Committee.
Role of Compensation Consultant
Our Compensation Committee is authorized to retain the services of a compensation consultant to be used to assist in the review and establishment of our compensation programs and related policies. In 2021, our Compensation Committee retained Ferguson Partners Consulting L.P. (“Ferguson Partners”) as its independent compensation consultant to advise our Compensation Committee on executive officer and director compensation. Other than advising our Compensation Committee, Ferguson Partners did not provide any services to the Company in 2021. The Compensation Committee has determined that Ferguson Partners is independent.
Peer Group
As part of its engagement, Ferguson Partners provided our Compensation Committee with comparative market data on the overall compensation program for our executive officers based on an analysis of peer companies. In developing the Company’s peer group, our Compensation Committee took into consideration REITs with the following characteristics:
•    Invest in office and/or industrial properties;
•    Invest in triple-net lease properties;
•    Companies that we directly compete with for talent and opportunities; and

•    Companies approximately no less than 0.5x and no more than 2.0x the size of the Company in terms of total capitalization.
The table set forth below identifies the companies in the peer group used for 2021, which our Compensation Committee considered as part of its analysis in setting compensation for our executive officers:

2021 Executive Compensation Peer Group
Brandywine Realty Trust	Hudson Pacific Properties, Inc.*	Spirit Realty Capital, Inc.
Columbia Property Trust, Inc.	JBG SMITH Properties	STAG Industrial, Inc.
Cousins Properties Incorporated	Kilroy Realty Corporation*	STORE Capital Corporation
Douglas Emmett, Inc.*	Lexington Realty Trust	Terreno Realty Corporation*
First Industrial Realty Trust, Inc.	PS Business Parks, Inc.*
Highwoods Properties, Inc.	Rexford Industrial Realty, Inc.*

*    Represents a California peer comparison
In reviewing the market data, our Compensation Committee does not target any particular peer group percentile for any compensation element but is sensitive to both the pay ranking for each NEO as compared to both (i) the overall peer group and (ii) a subset of California peers with which we most directly compete for talent.
Elements of Compensation
Our executive compensation program for NEOs consists of base salary, an annual incentive cash bonus and long-term equity incentive awards.
Base Salary
Base salary is intended to attract and retain executive officers and is generally based on the scope and complexity of the role and responsibilities, and individual performance. Our Compensation Committee seeks to target our NEOs’ base salaries at competitive levels to recognize professional growth, success and/or increased responsibilities within the Company. Base salaries are reviewed annually to assess if adjustments are appropriate. Based on a review of competitive market data, internal pay equity factors and the Company’s strong performance in 2020, base salaries for each of our executive officers was increased in 2021 relative to 2020 as follows:

Named Executive Officer	2021 Salary	2020 Salary	% Change
Michael J. Escalante	$925,000	$800,000	15.6%
Javier F. Bitar	$500,000	$450,000	11.1%
Nina Momtazee Sitzer	$450,000(1)	—	—
Louis K. Sohn	$350,000	$300,000	16.7%
Scott A. Tausk	$350,000	$300,000	16.7%

(1)    In connection with her promotion to General Counsel, Chief Administrative Officer and Secretary, Ms. Sitzer’s base compensation was set at $450,000.
Annual Incentive Program (Cash Bonuses)
Under the terms of their respective employment agreements, our NEOs are entitled to receive an annual cash bonus within a specified range based on a percentage of their base salary as follows:

Named Executive Officer	Threshold	Target	Maximum
Michael J. Escalante	175%	250%	325%
Javier F. Bitar	100%	150%	200%
Nina Momtazee Sitzer	75%	125%	175%
Louis K. Sohn	75%	125%	175%
Scott A. Tausk	75%	125%	175%

Our annual incentive program provides variable incentive compensation, payable in cash, designed to reward our NEOs for the achievement of annual operational and financial goals, as well as individual performance and significant non-financial achievements. In determining the size of cash bonus awards, our Compensation Committee thoroughly reviews the Company’s performance and individual performance of the NEOs. For the NEOs’ 2021 incentive cash bonuses, our Compensation Committee took into consideration the following key accomplishments:

2021 CASH BONUS CRITERIA
Company Goals	Weighting	Assessment Criteria*
Portfolio Operations (Financial/Operational Performance)	30%
 FFO per Share and AFFO per Share: FFO (as defined below) per share exceeded the initial internal 2021 projections by over $0.04 (in line with revised internal projections (excluding certain strategic transactions for comparability)), for nine months ended September 30, 2021 annualized ($0.64 and $0.63 for the full year) and AFFO per share exceeded initial 2021 projections by over $0.02 (slightly lower than revised internal 2021 projections by approximately $0.01 per share) for the nine months ended September 30, 2021 annualized ($0.63 and $0.63 for the full year)

Same-Store NOI Growth: Same-Store NOI totaled approximately $210 million for the nine months ended September 30, 2021 or 1.9% compared to the same period last year ($283 million for the full year 2021 or an increase of 3.2% compared to the full year 2020)

Debt to EBITDA Multiple: Reduced Net Debt to Normalized EBITDAre and Net Debt plus Preferred to Normalized EBITDAre to 7.3x and 7.6x, for the nine months ended September 30, 2021 annualized (7.4x and 7.8x for the full year 2021) (versus 8.3x and 8.8x at the end of 2020), respectively

Leasing and WALT:
•Portfolio continued to be well-leased and occupied, despite the impact of COVID-19, with 94% and 27.3 million square feet occupied as of December 2021, 95% and 27.5 million square feet leased as of December 31, 2021, which was an increase in occupancy of 5.4% from year end 2020
•Sales of vacant properties effectively increased occupancy by 5% as of December 31, 2021. Excluding such sales, occupancy was 88.8% as of December 31, 2021, which was an increase of 0.4% from December 31, 2020. This increase primarily related to the CCIT II acquisition
•WALT declined from 6.83 years as of December 31, 2020 to 6.25 years as of December 31, 2021, however, excluding the passage of four fiscal quarters, WALT improved by 0.42 due to the acquisition of CCIT II and lease/renewal activity

Cost Controls (G&A): Normalized Cash G&A increased from $29.7 million in 2020 to $30.1 million for the nine months ended September 30, 2021 or a 1.4% increase year-over-year ($30.6 million for the full year 2021 and a 3.0% increase year-over-year), which was in line with internal expectations

Balance Sheet Management: Numerous improvements to the Company’s balance sheet, including improving liquidity and reducing leverage and net debt to EBITDA multiple and funding the new $400 million 5-year loan in connection with closing the CCIT II transaction

Execution of 2021 Strategic Goals	25%
- Reviewed over $18 billion of potential acquisitions
- Completed three strategic dispositions - 2275 Cabot Drive, former 1.3 million sq ft Caterpillar manufacturing facility and Westway One
- Explored strategic transactions

		- Funded improvements to tenant workspaces in the amount of $33.4 million and commenced a total of 31 capital projects, 26 of which were completed during the year
Project Cardinal	20%	- Acquired 26 properties with 8.0 years of weighted average lease term and effected an estimated $10 million of G&A synergies

GCC Separation	10%	- Continued the process of separating from GCC including rebranding and reduction or elimination of transition services for HR, IT, IR and Marketing
Best-In-Class Organization	10%
- Continued to work towards creating best-in-class forms, processes, and procedures to improve efficiency and ensure consistency and continuity, including focusing on ESG policy development and implementation

COVID-19 pandemic Recovery	5%
- Management continues to respond to the COVID-19 pandemic with a broad, robust and thoughtful series of actions, including (i) maintaining updated property-level COVID action plans and (ii) implementing increased work from home options for our employees.

*    Our Compensation Committee made compensation determinations in December prior to the availability of full year 2021 performance information. Accordingly, the performance assessments above include the performance highlights considered by the Compensation Committee at that time, along with full year or year-end information, as applicable, in the parenthetical that follows each relevant bullet.

See “Non-GAAP Financial Measures” for our definitions of FFO, AFFO, Net Debt plus Preferred, Normalized EBITDA, Same Store NOI and Same Store Cash G&A.
Based on its assessment of Company performance as described above, our Compensation Committee approved bonuses to Messrs. Bitar, Sohn and Tausk at target. Ms. Sitzer’s bonus was approved at above target in light of the increased responsibilities she took on in 2021 and her performance through the year. Mr. Escalante’s bonus was approved at slightly below target so that the entire bonus payout to NEOs would be, in the aggregate, at approximately target. The bonus approvals were as follows:

	2021 Cash Bonus		2020 Cash Bonus
Named Executive Officer	Payout ($)	As a % of Target	Payout ($)	% Change
Michael J. Escalante	$2,200,000	95%	$2,000,000	10.0%
Javier F. Bitar	$750,000	100%	$675,000	11.1%
Nina Momtazee Sitzer	$750,000	133%	$—	—
Louis K. Sohn	$437,500	100%	$375,000	16.7%
Scott A. Tausk	$437,500	100%	$375,000	16.7%

Long-Term Incentive Program (Equity-Based Compensation)
Grants Issued in Fiscal Year 2022 Relating to 2021 Performance
The Compensation Committee set 2021 target equity award levels for each of our NEOs at year-end 2020. The actual amount awarded could vary upward or downward from the target value based on the Compensation Committee’s evaluation of 2021 performance. In determining the value of the 2021 awards, the Compensation Committee reviewed performance as outlined under “Annual Incentive Program (Cash Bonuses)” above. The Compensation Committee approved awards at the target value.
On December 16, 2021, the Compensation Committee approved for each of the NEOs the year-end 2021 annual equity awards equal to the values proposed in the table below. Historically, year-end equity awards have been granted early in the year following the completion of the prior performance year. Given that the Company is in the process of undertaking a strategic review, the Compensation Committee determined that it would be most appropriate to approve the value associated with year-end grants but delay formally issuing the awards until the strategic review process has been completed. Consistent with prior years, these awards will be granted in the form of time-based RSUs, each of which accrues distribution equivalent payments as of January 1, 2022 and vests in equal, one-third installments on each of December 31 of the following three years, provided that the NEO remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreement and/or respective employment agreement, as applicable. The values of the approved but as yet ungranted RSUs are listed as follows:

Value of RSUs
Named Executive Officer	($)
Michael J. Escalante	$3,500,000
Javier F. Bitar	$1,000,000
Nina Momtazee Sitzer	$750,000
Louis K. Sohn	$500,000
Scott A. Tausk	$500,000

Grants Issued in Fiscal Year 2021 Relating to 2020 Performance
Pursuant to the terms of the employment agreements, we granted equity awards in January 2021 to our NEOs to encourage retention and alignment with the long-term growth and performance of the Company.
Pursuant to the terms of their respective employment agreements, the NEOs were entitled to annual equity awards in 2021 as follows:

	Value of RSUs	No. of
Named Executive Officer	($)(1)	RSUs
Michael J. Escalante	$3,500,000	390,190
Javier F. Bitar	$1,000,000	111,483
Nina Momtazee Sitzer	$500,000	55,741
Louis K. Sohn	$500,000	55,741
Scott A. Tausk	$500,000	55,741

(1)    Reflects the value of the RSUs based on the most recently published NAV as of the grant date ($8.97). The values set forth in the Summary Compensation Table reflect the grant date fair value, and as a result of rounding, do not match these values to the exact dollar.
The number of RSUs granted on January 22, 2021 was determined based on the values of the equity awards set forth in the NEOs’ respective employment agreements, divided by our NAV per share of our Class E common stock as of January 22, 2021 of $8.97. The RSUs will be settled in shares of our Class E common stock in accordance with the terms of the respective Restricted Stock Unit Award Agreements and/or respective employment agreements, as applicable. Each RSU represents a contingent right to receive one share of our Class E common stock when settled in accordance with the terms of the respective Restricted Stock Unit Award Agreements and/or respective employment agreements, as applicable, accrues distribution equivalent payments as of January 1, 2021 and will vest in equal, 1/3 installments on each of December 31, 2021, 2022 and 2023, provided that such NEO remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements and/or respective employment agreement, as applicable. See “Potential Payments Upon Termination or Change in Control—Employment Agreement with Our Chief Executive Officer” and “Potential Payments Upon Termination or Change in Control—Employment Agreements with Our Other Named Executive Officers” below for additional information regarding the employment agreements with our NEOs.
2021 One-Time Equity Awards
On March 25, 2021, the Compensation Committee approved grants of special one-time RSU awards (the “RSU One-Time Awards”) to the Company’s executive officers, including the NEOs, all other employees and the Company’s Executive Chairman, to retain the award recipients and acknowledge extraordinary accomplishments including:
•    Significant efforts throughout the year to execute on strategic transactions;
•    Completing the acquisition of Cole Office & Industrial REIT;
•    Managing the impact of the COVID-19 pandemic on our portfolio during 2020; and
•    Collecting nearly 100% of contractual rent due through the year.
The number of RSUs granted to the NEOs was calculated based on the Company’s published net asset value as of the grant date. The RSU One-Time Awards will be settled in shares of the Company’s Class E common stock in accordance with the terms of the respective RSU award agreements and/or respective employment agreements, as applicable. Each RSU represents a contingent right to receive one share of the Company’s Class E common stock when settled in accordance with the terms of the respective RSU award agreements and/or respective employment agreements, as applicable, and will vest in equal, 25% installments on each of following four successive anniversaries of the grants, provided that such NEO remains continuously employed by the Company on each such date, subject to certain accelerated vesting provisions as provided in the RSU award agreements and/or respective employment agreements, as applicable. The RSU One-Time Awards do not include distribution equivalent rights.

	Value of RSUs	No. of
Named Executive Officer	($)(1)	RSUs
Michael J. Escalante	$1,575,000	175,585
Javier F. Bitar	$450,000	50,167
Nina Momtazee Sitzer	$300,000	33,445
Louis K. Sohn	$225,000	25,084
Scott A. Tausk	$225,000	25,084

(1)    Reflects the value of the RSUs based on the most recently published NAV as of the grant date ($8.97). The values set forth in the Summary Compensation Table reflect the grant date fair value, and as a result of rounding, do not match these values to the exact dollar.
Risk Mitigation
Our executive compensation program is designed to achieve an appropriate balance between risk and reward that does not incentivize excessive risk-taking. We believe that our annual cash bonus program and equity compensation program contain appropriate risk mitigation factors, as summarized below:
•Cap on awards;
•    Balance of short-term and long-term incentives through annual cash bonuses and long-term equity compensation;
•    Substantial portion of total compensation is in the form of long-term equity awards;
•    Vesting periods of either three or four years based on continued service as of the vesting date; and
•    Pre-clearance requirement for any hedging or pledging transactions.
Other Plans, Perquisites and Personal Benefits
Each of our NEOs is eligible to participate in all of our compensatory and benefit plans on the same basis as our other employees.
Employment and Severance Arrangements
We have entered into employment agreements with our NEOs that provide for various severance and change in control benefits and other terms and conditions of employment, described in further detail in “Potential Payments Upon Termination or Change in Control” below.
401(k) Profit Sharing Plan
Our NEOs participate in a combined 401(k) profit sharing plan. The plan provides for a safe harbor employer contribution whereby the Company contributes to the plan on behalf of the NEOs in an amount equal to 3% of the NEO’s gross income per year. The Company then elects to make additional annual discretionary employer contributions above the safe harbor employer contributions up to the IRS maximum allowable defined contribution retirement plan limit, which was set at $58,000 for 2021.
Executive Deferred Compensation Plan
We also maintain an Executive Deferred Compensation Plan, which enables our NEOs to defer the income taxation of salary and bonus amounts elected to be deferred in accordance with the terms of the plan. See “Nonqualified Deferred Compensation” below for additional information about our Executive Deferred Compensation Plan.
Amended and Restated Employee and Director Long-Term Incentive Plan
The equity awards granted to our NEOs during 2021 were granted pursuant to our Amended and Restated Employee and Director Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of awards to the

Company’s directors, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payment will be measured at fair value and recognized as compensation expense over the vesting period. As of December 31, 2021, approximately 5,647,688 shares were available for future issuance under the Plan.

Tax Considerations
Section 162(m) of the Internal Revenue Code
Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for “covered employees.” Prior to the Tax Cuts and Jobs Act of 2017, covered employees generally consisted of our Chief Executive Officer and each of the next three highest compensated officers serving at the end of the taxable year other than our Chief Financial Officer, and compensation that qualified as “performance-based” under Section 162(m) was exempt from this $1 million deduction limitation. As part of the Tax Cuts and Jobs Act of 2017, the ability to rely on this exemption was, with certain limited exceptions, eliminated; in addition, the determination of the covered employees was generally expanded.
In approving the amount and form of compensation for our NEOs in the future, the Compensation Committee will consider all consequences of providing such compensation, including the potential impact to the Company of Section 162(m) of the Code. As a REIT, we generally are entitled to a deduction from our taxable income for dividends that we pay currently to our stockholders. To meet the REIT requirements and to eliminate our income tax liability at the REIT level, we generally distribute all, and sometimes, more than all of our taxable income. (If we distribute amounts to stockholders in excess of our tax earnings and profits, those excess amounts are a return of capital to our stockholders for tax purposes, rather than taxable dividends.) Thus, any non-deductibility of compensation paid by us is not expected to result in increased tax liability to the Company, but might require us to make increased distributions to stockholders or might result in a greater portion of our distributions being taxable to stockholders as dividends (rather than as a return of capital).
CEO Pay Ratio
In accordance with Item 402(u) of Regulation S-K, we determined the ratio of the annual total 2021 compensation of Mr. Escalante, our Chief Executive Officer, relative to the annual total 2021 compensation of our median employee.
For purposes of identifying the median-compensated employee, we examined our population of 40 full-time and part-time employees (excluding the Chief Executive Officer) as of December 31, 2021. We used a consistently applied compensation measure that included the sum of the following 2021 compensation elements: annualized base salary, actual bonus received, actual equity awards granted in 2021 and employer contributions to the 401(k) profit sharing plan. After the median employee was identified, we estimated the annual total compensation for that employee by applying the same rules as used for determining total compensation for the NEOs as reported in the Summary Compensation Table.
Mr. Escalante’s annual total compensation for 2021 was $8,802,505 as reflected in the Summary Compensation Table on page 24. The 2021 annual total compensation for the median-compensated employee, calculated in the same manner, was estimated to be $173,450. Therefore, our Chief Executive Officer to median employee pay ratio is approximately 50.75:1.

COMPENSATION COMMITTEE REPORT
The Compensation Committee has reviewed and discussed with management the information required by Item 402(b) of Regulation S-K and contained in the Compensation Discussion and Analysis section of this report and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021.
Submitted by the Compensation Committee
of the Board of Directors:
Ranjit M. Kripalani (Chair)
Samuel Tang
J. Grayson Sanders
The preceding Compensation Committee Report to stockholders is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is currently composed of the directors listed as signatories to the above Compensation Committee Report. During 2021:
•    none of our executive officers was a director of another entity where one of that entity’s executive officers served on our Compensation Committee;
•    no member of the Compensation Committee was during the year or formerly an officer or employee of the Company or any of its subsidiaries;
•    no member of the Compensation Committee entered into any transaction with our Company in which the amount involved exceeded $120,000;
•    none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on our Compensation Committee; and
•    none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a director on our Board of Directors.

SUMMARY COMPENSATION TABLE
The following table sets forth a summary of all compensation earned, awarded or paid, as applicable, to our NEOs in the fiscal years ended December 31, 2019, 2020 and 2021.

Name and principal position	Year	Salary	Bonus(1)	Stock Awards(2)	All Other Compensation(3)	Total Compensation
Michael J. Escalante	2021	$925,000	$2,200,000	$5,075,001	602,504	$8,802,505
President and Chief Executive Officer	2020	$800,000	$2,000,000	$—	505,180	$3,305,180
	2019	$800,000	$2,200,000	$7,000,004	477,868	$10,477,872
Javier F. Bitar	2021	$500,000	$750,000	$1,450,001	223,904	$2,923,905
Chief Financial Officer and Treasurer	2020	$450,000	$675,000	$1,000,001	202,702	$2,327,703
	2019	$450,000	$742,500	$1,000,005	116,518	$2,309,023
Nina Momtazee Sitzer	2021	$450,000	$750,000	$799,999	146,365	$2,146,364
General Counsel, Chief Administrative Officer and Secretary (from February 2021)(4)
Louis K. Sohn	2021	$350,000	$437,500	$725,000	149,173	$1,661,673
Executive Vice President	2020	$300,000	$375,000	$500,001	135,475	$1,310,476
	2019	$300,000	$425,000	$499,998	69,199	$1,294,197
Scott Tausk	2021	$350,000	$437,500	$725,000	149,206	$1,661,706
Executive Vice President	2020	$300,000	$375,000	$500,001	135,475	$1,310,476
	2019	$300,000	$400,000	$499,998	69,791	$1,269,789

(1)    Reflects the cash bonus earned by our NEOs based on a qualitative review of individual performance by the Compensation Committee.
(2)    The values for stock in this column reflect the aggregate grant date fair value of RSUs granted during the fiscal years ended December 31, 2019, 2020 and 2021 pursuant to the Plan, calculated in accordance with ASC Topic 718. The grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award based on the probable outcome of the award conditions. Additional information regarding these awards appears under the heading “Elements of Compensation—Long-Term Incentive Program (Equity-Based Compensation)” in the Compensation Discussion and Analysis.
(3)    Includes employer contributions to the Executive Deferred Compensation Plan of $157,139 for Mr. Escalante, $62,981 for Mr. Bitar, $60,433 for Ms. Sitzer, $39,712 for Mr. Sohn and $39,712 for Mr. Tausk, employer contributions to the 401(k) profit sharing plan of $58,000 for Mr. Escalante, $58,000 for Mr. Bitar, $58,000 for Ms. Sitzer, $58,000 for Mr. Sohn, and $58,000 for Mr. Tausk; and the value of the cash and stock distributions issued to the NEOs in 2021 on the RSUs granted on May 1, 2019, January 15, 2020, and January 22, 2021, with amounts of $387,365 for Mr. Escalante, $102,923 for Mr. Bitar, $27,932 for Ms. Sitzer, $51,461 for Mr. Sohn and $51,494 for Mr. Tausk.
(4)    Ms. Sitzer was not an NEO in fiscal year 2020 or 2019. Accordingly, the table includes Ms. Sitzer’s compensation only for fiscal year 2021.

GRANTS OF PLAN-BASED AWARDS
The following table summarizes all grants of plan-based awards made to our NEOs in 2021.

Name	Grant Date	All other stock awards: number of shares of stock or units (#)	Grant date fair value of stock and option awards(3) ($)
Michael J. Escalante	1/22/2021	390,190 (1)	3,500,004
	3/25/2021	175,585 (2)	1,574,997
Javier F. Bitar	1/22/2021	111,483 (1)	1,000,003
	3/25/2021	50,167 (2)	449,998
Nina Momtazee Sitzer	1/22/2021	55,741 (1)	499,997
	3/25/2021	33,445 (2)	300,002
Louis K. Sohn	1/22/2021	55,741 (1)	499,997
	3/25/2021	25,084 (2)	225,003
Scott A. Tausk	1/22/2021	55,741 (1)	499,997
	3/25/2021	25,084 (2)	225,003

(1)    Amount represents RSUs that vest ratably over three years, beginning on the first anniversary of the grant date, based on continued service.
(2)    Amounts represent RSUs that vest ratably over four years, beginning on the first anniversary of the grant date, based on continued service.
(3)    Amount represents the value of the RSUs based on the NAV per share on January 22, 2021 of $8.97, and the value of the RSUs based on the NAV per share on March 25, 2021 of $8.97 as applicable.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreement with Our Chief Executive Officer
The Company is party to an employment agreement, dated December 14, 2018, with Michael J. Escalante, who serves as our Chief Executive Officer (the “Escalante Employment Agreement”). The Escalante Employment Agreement provides that Mr. Escalante will serve as Chief Executive Officer and President for an initial term of five years. Mr. Escalante’s employment agreement will automatically renew for additional one year periods thereafter, unless either the Company or Mr. Escalante provide advance written notice of its or his intent not to renew or unless sooner terminated. Pursuant to the terms of the Escalante Employment Agreement, Mr. Escalante is entitled to, among other things:
•    an annual base salary as described in the “Elements of Compensation—Base Salary,” subject to annual review for increase (but not decrease) by our Board or a committee thereof; and
•    an annual cash bonus opportunity (“Incentive Bonus”) with threshold, target and maximum award opportunities of 175%, 250% and 325%, respectively, of the base salary actually paid for such year (subject to adjustment, in the sole discretion of our Compensation Committee, if the Company’s common stock becomes listed on an established stock exchange). The entitlement to and payment of an annual Incentive Bonus is subject to the approval of our Compensation Committee, except that for 2019 and 2020, Mr. Escalante was guaranteed to receive an Incentive Bonus equal to at least the applicable target level for each such year.
Mr. Escalante was granted 732,218 RSUs on May 1, 2019 in accordance with the terms of the Escalante Employment Agreement, which vest in equal, 25% installments on each of December 31, 2019, 2020, 2021 and 2022, provided Mr. Escalante remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements for the RSUs (the “Initial Equity Award”). The shares of the Company’s Class E common stock underlying the RSUs will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Escalante’s termination of employment, pursuant to a deferral made by Mr. Escalante. The Initial Equity Award had a value of $7 million and was the sole equity award granted to Mr. Escalante until January 2021, at which time, the Company granted Mr. Escalante an annual equity award with a target value of $3.5 million and which is 100% time-vested.

Mr. Escalante is entitled to payments and benefits upon termination of employment as described under “Potential Payments Upon Termination or Change in Control—Employment Agreement with Our Chief Executive Officer.”
The Escalante Employment Agreement also provides that Mr. Escalante will be subject to customary non-compete, non-solicitation, non-disparagement and other restrictive covenants.
Employment Agreements with Our Other Named Executive Officers
The Company is a party to employment agreements, dated as of December 14, 2018, with each of Javier F. Bitar, Louis K. Sohn and Scott A. Tausk and an employment agreement with Nina Momtazee Sitzer dated as of May 10, 2019. Each of such employment agreements (collectively, the “Employment Agreements”) is substantially similar to the material terms of the Escalante Employment Agreement except as noted below:
Javier F. Bitar. Mr. Bitar serves as the Company’s Chief Financial Officer and Treasurer. His Incentive Bonus threshold, target and maximum award opportunities are 100%, 150%, and 200%, respectively. His Initial Equity Award granted in May 2019 had a value of $1 million, and he was eligible to receive annual equity awards beginning in 2020.
Nina Momtazee Sitzer. Ms. Sitzer has served as the Company’s General Counsel since June 2019 and our Chief Administrative Officer and Secretary since February 2021. Her Incentive Bonus threshold, target and maximum award opportunities were 75%, 125%, and 175%, respectively. Her Initial Equity Award granted in January 2020 had a value of $300,000 and she was eligible to receive annual equity awards beginning in 2020.
Louis K. Sohn. Mr. Sohn serves as the Company’s Managing Director, Acquisitions & Corporate Finance. His Incentive Bonus threshold, target and maximum award opportunities are 75%, 125%, and 175%, respectively. His Initial Equity Award granted in May 2019 had a value of $500,000 and he was eligible to receive annual equity awards beginning in 2020.
Scott A. Tausk. Mr. Tausk serves as the Company’s Managing Director, Asset Management. His Incentive Bonus threshold, target and maximum award opportunities are 75%, 125%, and 175%, respectively. His Initial Equity Award granted in May 2019 had a value of $500,000 and he was eligible to receive annual equity awards beginning in 2020.
The Employment Agreements also provide for payments and benefits upon termination of employment as described under “Potential Payments Upon Termination or Change in Control—Employment Agreement with Our Other Named Executive Officers.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END DECEMBER 31, 2021
The following table presents information about our NEOs’ outstanding equity awards as of December 31, 2021. The equity awards reported as Stock Awards consist of unvested time-based RSUs granted in 2019, 2020 and 2021.

	Stock Awards
Name	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested(1) ($)
Michael J. Escalante	618,766(2)	$5,643,147
Javier F. Bitar	204,116(3)	$1,861,536
Nina Momtazee Sitzer	86,649(4)	$790,236
Louis K. Sohn	102,058(5)	$930,768
Scott Tausk	102,058(6)	$930,768

(1)    Market value is based on NAV per share on December 31, 2021 of $9.12.
(2)    Consists of (i) 183,054 unvested RSUs granted on May 1, 2019, which vest on December 31, 2022, (ii) 260,127 unvested RSUs granted on January 22, 2021, which vest in equal installments on each of December 31, 2022 and 2023, and (iii) 175,585 unvested RSUs granted on March 25, 2021, which vest in equal installments on each of March 25, 2022, 2023, 2024, and 2025, in each case, provided that Mr. Escalante remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements for the RSUs and/or respective employment agreements, as applicable. The shares of Class E common stock underlying the RSUs granted on May 1, 2019 will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Escalante’s termination of employment, pursuant to a deferral made by Mr. Escalante.
(3)    Consists of (i) 26,151 unvested RSUs granted on May 1, 2019, which vest in equal installments on December 31, 2022, (ii) 53,476 unvested RSUs granted on January 15, 2020, which vest in equal installments on each of December 31, 2022 and 2023, (iii) 74,322 unvested RSUs granted on January 22, 2021, which vest in equal installments on each of December 31, 2022 and 2023, and (iv) 50,167 unvested RSUs granted on March 25, 2021, which vest in equal installments on each of March 25, 2022, 2023, 2024, and 2025, in each case, provided that Mr. Bitar remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements for the RSUs and/or respective employment agreements, as applicable. The shares of Class E common stock underlying the RSUs granted on May 1, 2019 will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Bitar’s termination of employment, pursuant to a deferral made by Mr. Bitar.
(4)    Consists of (i) 16,043 unvested RSUs granted on January 15, 2020, which vest in equal installments on each of December 31, 2022 and 2023, (ii) 37,161 unvested RSUs granted on January 22, 2021, which vest in equal installments on each of December 31, 2022 and 2023, and (iii) 33,445 unvested RSUs granted on March 25, 2021, which vest in equal installments on each of March 25, 2022, 2023, 2024, and 2025, in each case, provided that Ms. Sitzer remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements for the RSUs and/or respective employment agreements, as applicable.
(5)    Consists of (i) 13,075 unvested RSUs granted on May 1, 2019, which vest on December 31, 2022, (ii) 26,738 unvested RSUs granted on January 15, 2020, which vest in equal installments on each of December 31, 2022 and 2023, (iii) 37,161 unvested RSUs granted on January 22, 2021, which vest in equal installments on each of December 31, 2022 and 2023, and (iv) 25,084 unvested RSUs granted on March 25, 2021, which vest in equal installments on each of March 25, 2022, 2023, 2024, and 2025, in each case, provided that Mr. Sohn remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements for the RSUs and/or respective employment agreements, as applicable. The shares of Class E common stock underlying the RSUs granted on May 1, 2019 will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Sohn’s termination of employment, pursuant to a deferral made by Mr. Sohn.
(6)    Consists of (i) 13,075 unvested RSUs granted on May 1, 2019, which vest on December 31, 2022, (ii) 26,738 unvested RSUs granted on January 15, 2020, which vest in equal installments on each of December 31, 2022 and 2023, (iii) 37,161 unvested RSUs granted on January 22, 2021, which vest in equal installments on each of December 31, 2022 and 2023, and (iv) 25,084 unvested RSUs granted on March 25, 2021, which vest in equal installments on each of March 25, 2022, 2023, 2024, and 2025, in each case, provided that Mr. Tausk remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the Restricted Stock Unit Award Agreements for the RSUs and/or respective employment agreements, as applicable. The shares of Class E common stock underlying the RSUs granted on May 1, 2019 will not be delivered upon vesting, but instead will be deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Tausk’s termination of employment, pursuant to a deferral made by Mr. Tausk.

2021 OPTION EXERCISES AND STOCK VESTED
The following table sets forth, for each of our NEOs, the number of shares of our common stock subject to outstanding equity awards that vested in 2021 as well as the value of those shares upon vesting.

	Stock Awards
Name	Number of shares acquired on vesting(1) (#)	Value realized on vesting(1)(2) ($)
Michael J. Escalante	313,118	$2,855,635
Javier F. Bitar	90,050	$821,254
Nina Momtazee Sitzer	26,602	$242,609
Louis K. Sohn	45,025	$410,624
Scott A. Tausk	45,025	$410,624

(1)    Each of Mr. Escalante, Mr. Bitar, Mr. Sohn and Mr. Tausk agreed to defer 100% of the shares of Class E common stock underlying the RSUs granted in 2019 that vested on December 31, 2021 (Mr. Escalante: 183,055 shares; Mr. Bitar: 26,151 shares; Mr. Sohn: 13,075 shares; and Mr. Tausk: 13,075 shares), which shares will be delivered on May 1, 2023, or, if sooner, upon the respective NEO’s termination of employment, pursuant to a deferral made by each of the NEOs. None of the NEOs elected to defer receipt of the shares of Class E common stock underlying the RSUs granted to them in 2020 or 2021.
(2)    Market value is based on NAV per share on the date of vesting.
NONQUALIFIED DEFERRED COMPENSATION
The following table shows the individual contributions, the Company contributions, earnings and account balances for the NEOs in our Executive Deferred Compensation Plan. Participation in this plan is limited to a select group of management or highly compensated employees of the Company and who have had one year of service with the Company. We make an annual contribution equal to 5% of a participant’s total compensation if the participant defers at least 10% of his or her total compensation. The participants may select their investment funds in the plan in which their accounts are deemed to be invested.
Our Executive Deferred Compensation Plan permits participants to defer salary and/or cash bonus amounts up to a maximum of 50% of salary and 90% of bonus. Participants’ accounts increase or decrease based on the hypothetical investment of the account balances in one or more investment funds and are credited and debited in accordance with the actual financial performance of such funds. Participants elect the investment funds in which their accounts are hypothetically invested. Participants are entitled to receive distribution of their vested accounts generally upon a termination of employment (including by reason of disability or death). However, participants may elect to receive all or a portion of their own deferrals and earnings on such deferrals (but not the Company contributions) on a specified date or dates that is at least three years from the year in which the amounts were earned (an “In-Service Distribution”). Participants are fully vested immediately in their own deferrals and earnings on such deferrals, and the Company contributions vest in one-third increments on each of the second, third and fourth anniversaries of the Company contribution date.
Distributions from the plan are made in a lump sum payment as soon as administratively feasible, but no later than 90 days following the date on which the participant is entitled to receive the distribution, except in the event of an In-Service Distribution or a retirement as defined in our Executive Deferred Compensation Plan. Participants’ voluntary contributions to this plan are tax deferred but are subject to the claims of general creditors of the Company.

Name	Executive Contributions in Last FY (2021)(1)		Registrant Contributions in Last FY (2021)	Aggregate Earnings (Losses) in Last FY (2021)(2)	Aggregate Withdrawals/ Distributions in 2021	Aggregate Balance at Last FYE (December 31, 2021)(3)
Michael J. Escalante
Deferred Compensation	$440,000		$157,139	$355	$470,044	$2,712,982
Vested but Undelivered RSUs	$1,586,601	(4)	—	—	—	$1,586,601
Javier F. Bitar
Deferred Compensation	$125,962		$62,981	$78,999	$131,533	$702,067
Vested but Undelivered RSUs	$226,658	(5)	—	—	—	$226,658
Nina Momtazee Sitzer
Deferred Compensation	$120,865		$60,433	$16,008	—	$297,666
Vested but Undelivered RSUs	$—		—	—	—	—
Louis K. Sohn
Deferred Compensation	$79,423		$39,712	$16,254	—	$946,906
Vested but Undelivered RSUs	$113,328	(6)	—	—	—	$113,328
Scott A. Tausk
Deferred Compensation	$79,423		$39,712	$372,824	—	$2,474,881
Vested but Undelivered RSUs	$114,215	(7)	—	—	—	$114,215

(1)    Except where noted for vested but undelivered RSUs, represents executive contributions from 2021 salary and/or bonus. All of these amounts are also included in the Summary Compensation Table for 2021 for the respective NEOs.
(2)    Investment earnings (losses) for 2021 under the Executive Deferred Compensation Plan. Amounts in this column are not included in the Summary Compensation Table as they do not qualify as above market or preferential earnings.
(3)    Represents the aggregate balance of the NEOs’ accounts under the Executive Deferred Compensation Plan as of December 31, 2021, and includes the vested and unvested amounts for each NEO. Amounts in this column, other than earnings on deferred compensation, have all been previously disclosed in Summary Compensation Tables in our prior proxy statements (to the extent the NEO was an NEO in prior proxy statements) or in Column (1) above.
(4)    Represents the value of the common stock underlying the RSUs that vested on December 31, 2021, which Mr. Escalante agreed to defer delivery until May 1, 2023, or, if sooner, upon his termination of employment, less the shares used to satisfy employment tax obligations upon the vesting of the RSUs, based on NAV as of June 30, 2021 of $9.12 per share, which was the most recently published NAV price at the time of vesting. Mr. Escalante deferred all 183,054 shares that vested on December 31, 2021 from his May 1, 2019 RSU grant, less 9,085 shares used to satisfy employment tax obligations due in connection with the vesting of the RSUs, resulting in 173,969 shares actually deferred.
(5)    Represents the value of the common stock underlying the RSUs that vested on December 31, 2021 from Mr. Bitar’s May 1, 2019 RSU grant, which Mr. Bitar agreed to defer delivery until May 1, 2023, or, if sooner, upon his termination of employment, less the shares used to satisfy employment tax obligations upon the vesting of the RSUs, based on NAV as of June 30, 2021 of $9.12 per share, which was the most recently published NAV price at the time of vesting. Mr. Bitar deferred all 26,151 shares that vested on December 31, 2021 from his May 1, 2019 RSU grant, less 1,298 shares used to satisfy employment tax obligations due in connection with the vesting of the RSUs, resulting in 24,853 shares actually deferred.
(6)    Represents the value of the common stock underlying the RSUs that vested on December 31, 2021 from Mr. Sohn’s May 1, 2019 RSU grant, which Mr. Sohn agreed to defer delivery until May 1, 2023, or, if sooner, upon his termination of employment, less the shares used to satisfy employment tax obligations upon the vesting of the RSUs, based on NAV as of June 30, 2021 of $9.12 per share, which was the most recently published NAV price at the time of vesting. Mr. Sohn deferred all 13,075 shares that vested on December 31, 2021 from his May 1, 2019 RSU grant, less 649 shares used to satisfy employment tax obligations due in connection with the vesting of the RSUs, resulting in 12,426 shares actually deferred.
(7)    Represents the value of the common stock underlying the RSUs that vested on December 31, 2021 from Mr. Tausk’s May 1, 2019 RSU grant, which Mr. Tausk agreed to defer delivery until May 1, 2023, or, if sooner, upon his termination of employment, less the shares used to satisfy employment tax obligations upon the vesting of the RSUs, based on NAV as of June 30, 2021 of $9.12 per share, which was the most recently published NAV price at the time of vesting. Mr. Tausk deferred all 13,075 shares that vested on December 31, 2021 from his May 1, 2019 RSU grant, less 552 shares used to satisfy employment tax obligations due in connection with the vesting of the RSUs, resulting in 12,523 shares actually deferred.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As described above, we have employment agreements with each of our NEOs. These employment agreements provide our NEOs with, among other things, base salary, bonus and certain payments at, following and/or in connection with certain terminations of employment or a change in control involving the Company. As used below, the terms “Cause,” “Change in Control,” “Disability” and “Good Reason” shall have the respective meanings set forth in the respective employment agreements and award agreements, as applicable.
Employment Agreement with Our Chief Executive Officer
Under the Escalante Employment Agreement, Mr. Escalante is entitled to payments and benefits upon termination of employment as follows:
•    Death or Disability: (i) base salary earned but not paid as of the termination date, any Incentive Bonus earned by Mr. Escalante for the prior calendar year but not yet paid, reimbursement for unpaid expenses to which Mr. Escalante is entitled to reimbursement, and any accrued or vested compensation or benefits to which Mr. Escalante is entitled under any benefits plans (collectively, the “Accrued Obligations”); (ii) the Incentive Bonus for the calendar year in which the termination occurs, pro-rated for the amount of time Mr. Escalante was employed during such calendar year, assuming target performance; (iii) a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Escalante Employment Agreement); (iv) the automatic vesting of all outstanding equity awards held by Mr. Escalante as of immediately prior to his termination, assuming target performance for any performance period that has not yet ended (the “Equity Award Vesting”); and (v) the vesting in full of Mr. Escalante’s account under our Executive Deferred Compensation Plan.
•    Without Cause or with Good Reason: (i) the Accrued Obligations; (ii) a pro-rated Incentive Bonus for the calendar year in which such termination occurs (assuming target individual performance and actual Company performance), pro-rated for the amount of time Mr. Escalante was employed during such calendar year; (iii) a lump sum payment equal to three times the sum of (A) his base salary then in effect plus (B) the average of the Incentive Bonus paid to Mr. Escalante for the prior two calendar years preceding the year in which such termination occurs or, in the event such termination date occurs prior to the end of two years after the effective date of the Escalante Employment Agreement, Mr. Escalante’s target Incentive Bonus for any such years not yet elapsed (the “Average Incentive Bonus”); (iv) a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Escalante Employment Agreement); (v) the Equity Award Vesting; and (vi) the vesting in full of Mr. Escalante’s account under our Executive Deferred Compensation Plan.
•    Termination by the Company without Cause or by Mr. Escalante with Good Reason during the Term and within six months preceding or 12 months following a Change in Control of the Company: all of the benefits and payments described in the paragraph “Without Cause or with Good Reason” above, except that the Healthcare Benefits will be calculated to cover 36 months.
•    Change in Control: the automatic vesting of all outstanding equity awards held by Mr. Escalante as of immediately prior to a Change in Control, assuming target performance for any performance period that has not yet ended.
Employment Agreements with Our Other Named Executive Officers
The payments and benefits upon termination of employment to our other NEOs under the Employment Agreements are substantially similar to such terms of the Escalante Employment Agreement except as noted below:
Javier F. Bitar. Upon termination for Death or Disability, Mr. Bitar will receive a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Bitar will receive a lump sum payment equal to 1.5 times his base salary plus Average Incentive Bonus (as described above) and a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Bitar will receive a lump sum payment equal to 2.5 times his base salary plus Average Incentive Bonus and a lump sum payment equal to 30 months of Healthcare Benefits.
Nina Momtazee Sitzer. Upon her termination for Death or Disability, Ms. Sitzer will receive a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Ms. Sitzer will receive a lump sum payment equal to 1.5 times her base salary plus Average Incentive Bonus (as described above) and a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Ms. Sitzer will receive a lump sum payment equal to 2.5 times her base salary plus Average Incentive Bonus and a lump sum payment equal to 30 months of Healthcare Benefits.

Louis K. Sohn. Upon termination for Death or Disability, Mr. Sohn will receive a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Sohn will receive a lump sum payment equal to 1 times his base salary plus Average Incentive Bonus (as described above) and a lump sum payment equal to 1 year of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Sohn will receive a lump sum payment equal to 2 times his base salary plus Average Incentive Bonus and a lump sum payment equal to 24 months of Healthcare Benefits.
Scott A. Tausk. Upon termination for Death or Disability, Mr. Tausk will receive a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Tausk will receive a lump sum payment equal to 1 times his base salary plus Average Incentive Bonus (as described above) and a lump sum payment equal to 1 year of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Tausk will receive a lump sum payment equal to 2 times his base salary plus Average Incentive Bonus and a lump sum payment equal to 24 months of Healthcare Benefits.
The Employment Agreements also provide that (i) all outstanding equity awards held by the executive officer as of immediately prior to a Change in Control will automatically vest in full, assuming target performance for any performance period that has not yet ended and (ii) the NEOs will be subject to restrictive covenants set forth in the Employment Agreements.
Summary of Potential Payments Upon Termination or Change in Control

Name	Benefits	Change in Control without Termination of Employment on 12/31/2021 ($)	Termination without Cause or Resignation with Good Reason as of 12/31/2021 (no Change in Control) ($)	Termination without Cause or Resignation with Good Reason on 12/31/2021 6 months prior to or 12 months following a Change in Control ($)	Retirement on 12/31/2021(1) ($)	Disability on 12/31/2021 ($)	Death on 12/31/2021 ($)
Michael J. Escalante
	Base Severance Payment	—	$11,387,500	$11,387,500	—	$2,312,500	$2,312,500
	Accelerated Vesting of RSUs	$5,643,147	$5,643,147	$5,643,147	—	$5,643,147	$5,643,147
	Other(2)	—	$259,158	$310,167	$2,555,842	$259,158	$259,158

	Total	$5,643,147	$17,289,805	$17,340,814	$2,555,842	$8,214,805	$8,214,805
Javier F. Bitar
	Base Severance Payment	—	$2,563,125	$3,771,875	—	$750,000	$750,000
	Accelerated Vesting of RSUs	$1,861,536	$1,861,536	$1,861,536	—	$1,861,536	$1,861,536
	Other(2)	—	$295,796	$325,614	$450,998	$295,796	$295,796

	Total	$1,861,536	$4,720,457	$5,959,025	$450,998	$2,907,332	$2,907,332
Nina Momtazee Sitzer
	Base Severance Payment	—	$1,912,500	$2,812,500	—	$562,500	$562,500
	Accelerated Vesting of RSUs	$790,236	$790,236	$790,236	—	$790,236	$790,236
	Other(2)	—	$149,593	$190,029	$208,727	$149,593	$149,593

	Total	$790,236	$2,852,329	$3,792,765	$208,727	$1,502,329	$1,502,329
Louis K. Sohn
	Base Severance Payment	—	$1,187,500	$1,937,500	—	$437,500	$437,500
	Accelerated Vesting of RSUs	$930,768	$930,768	$930,768	—	$930,768	$930,768
	Other(2)	—	$168,899	$189,994	$799,102	$179,447	$179,447

	Total	$930,768	$2,287,167	$3,058,262	$799,102	$1,547,715	$1,547,715
Scott A. Tausk
	Base Severance Payment	—	$1,175,000	$1,912,500	—	$437,500	$437,500
	Accelerated Vesting of RSUs	$930,768	$930,768	$930,768	—	$930,768	$930,768
	Other(2)	—	$209,414	$237,391	$2,293,444	$223,402	$223,402

	Total	$930,768	$2,315,182	$3,080,659	$2,293,444	$1,591,670	$1,591,670

(1)    The NEOs are only entitled to the vested amount of their respective accounts under our Executive Deferred Compensation Plan as of the retirement or termination date. Additionally, the NEOs will not receive any additional compensation upon retirement, and any accelerated vesting of their equity awards may be subject to the discretion of our Compensation Committee.
(2)    Includes healthcare benefits and vesting in full of the unvested amount of the NEO’s account under our Executive Deferred Compensation Plan pursuant to the terms of the NEOs’ respective employment agreements. The amounts reported under the “Aggregate Balance at Last FYE” column of the Nonqualified Deferred Compensation table reflect the aggregate balance of the NEOs’ accounts under our Executive Deferred Compensation Plan as of December 31, 2021, including the balances transferred to such plan from the GCC deferred compensation plan, and includes the vested and unvested amounts under the combined plan.
For purposes of the table above, we have made the following assumptions where applicable:
•    The date of termination is December 31, 2021;
•    The payments are based on the terms of the NEO’s respective employment agreements and the applicable award agreements governing unvested equity awards;
•    The NEOs’ respective RSU awards were assumed, continued, converted or replaced with a substantially similar award by the Company or a successor entity or its parent or subsidiary in connection with a Change in Control;
•    There is no earned, accrued but unpaid salary;
•    There is no earned, accrued but unpaid bonus for the prior year; and
•    The premiums for the NEO’s health plan coverage, life insurance, long-term disability insurance and accidental death and dismemberment insurance is constant throughout the year.
Compensation of Directors
During 2021, we paid each of our independent directors a retainer of $90,000 in equal quarterly installments. We do not pay separate meeting fees for attendance at our Board or committee meetings. All directors receive reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board.
In addition, we issue to each of our independent directors an annual award of restricted stock granted at a fixed dollar value of $75,000, 50% of which vests immediately upon grant and 50% which vests upon the one-year anniversary of the grant. As described under “Elements of Compensation—Long-Term Incentive Program (Equity-Based Compensation)—2021 One-Time Equity Awards,” Mr. Shields also received an RSU One-Time Equity Award with a value of $900,000.
The following table shows the value of all cash and equity-based compensation paid to the members of our Board during the year ended December 31, 2021.

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards(2) ($)	All Other Compensation(3) ($)	Total ($)
Kathleen S. Briscoe	$90,000	$74,029	$859	$164,888
Gregory M. Cazel	$90,000	$74,029	$859	$164,888
Ranjit M. Kripalani	$90,000	$74,029	$—	$164,029
James F. Risoleo………………………………………….	$75,000	$72,492	$963	$148,455
J. Grayson Sanders	$90,000	$74,029	$859	$164,888
Kevin A. Shields	$—	$899,996	$—	$899,996
Samuel Tang	$90,000	$74,029	$859	$164,888

(1)    Michael J. Escalante, our Chief Executive Officer and President and member of our Board of Directors, is not included in the table above as he was an executive officer of the Company during 2021 and, therefore did not receive any additional compensation for the services that he provided as a director. The compensation that Mr. Escalante received is included in the Summary Compensation Table.

(2)    The amounts shown in this column reflect the grant date fair value of restricted stock awards granted to each of our non-employee directors calculated in accordance with ASC Topic 718. The grant date fair value is the amount that we would expense in our financial statements over the vesting period of the award.
(3)    Includes the value of the National Association of Corporate Directors membership.

NON-GAAP FINANCIAL MEASURES
Funds from Operations and Adjusted Funds from Operations
Our management believes that historical cost accounting for real estate assets in accordance with generally accepted accounting principles in the United States (“GAAP”) implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values have historically risen or fallen with market conditions, many industry investors and analysts have considered the presentation of operating results for real estate companies that use historical cost accounting to be insufficient.
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
Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2021, 2020 and 2019 (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$11,570	$(5,774)	$37,044
Adjustments:
Depreciation of building and improvements	125,388	93,979	80,393
Amortization of leasing costs and intangibles	84,598	67,366	73,084
Impairment provision	4,242	23,472	30,734
Equity interest of depreciation of building and improvements - unconsolidated entities	—	1,438	2,800
Equity interest of amortization of intangible assets - unconsolidated entities	—	1,751	4,632
Loss (Gain) from disposition of assets	326	(4,083)	(29,938)
Equity interest of gain on sale - unconsolidated entities	(8)	—	(4,128)
Impairment of unconsolidated entities	—	1,906	6,927
FFO	$226,116	$180,055	$201,548
Distributions to redeemable preferred shareholders	(9,698)	(8,708)	(8,188)
FFO attributable to common stockholders and limited partners	$216,418	$171,347	$193,360
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$216,418	$171,347	$193,360
Adjustments:
Non-cash earn-out adjustment	—	(2,581)	(1,461)
Revenues in excess of cash received, net	(10,780)	(25,686)	(19,519)
Amortization of share-based compensation	7,470	4,108	2,614
Deferred rent - ground lease	2,064	2,065	1,353
Amortization of above/(below) market rent, net	(1,323)	(2,292)	(3,201)
Amortization of debt premium/(discount), net	409	412	300
Amortization of below tax benefit amortization	1,252	—	—
Amortization of ground leasehold interests	(350)	(290)	(52)
Non-cash lease termination income	—	—	(10,150)
Financed termination fee payments received	—	7,557	6,065
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	505	528
Unrealized loss (gain) on investments	(15)	31	307
Company's share of amortization of above market rent - unconsolidated entity	—	1,419	3,696
Performance fee adjustment	—	—	(2,604)
Unconsolidated joint venture valuation adjustment	—	4,452	—
Employee separation expense	777	2,666	—
Write-off of reserve liability	(1,166)	—	—
Write-off of transaction costs	65	4,427	252
Transaction expense	966	$ —	$ —
AFFO available to common stockholders and limited partners	$215,787	$168,140	$171,488
FFO per share, basic and diluted	$ 0.63	$ 0.65	$ 0.76
AFFO per share, basic and diluted	$ 0.63	$ 0.64	$ 0.68

Weighted-average common shares outstanding - basic EPS	309,250,873	230,042,543	222,531,173
Weighted-average OP Units	31,838,889	31,919,525	30,947,370
Weighted-average common shares and OP Units outstanding - basic FFO/AFFO	341,089,762	261,962,068	253,478,543

Net Debt plus Preferred
Net debt plus preferred (“Net Debt plus Preferred”) is a non-GAAP financial measure calculated as total debt plus unconsolidated debt (pro rata share), less cash and cash equivalents (excluding restricted cash) plus Series A Preferred equity.
EBITDAre
EBITDAre (“EBITDAre”) is a non-GAAP financial measure defined by NAREIT as: (a) GAAP Net Income plus (b) interest expense plus (c) income tax expense plus (d) depreciation and amortization plus/minus (e) losses and gains on the disposition of depreciated property, including losses/gains on change of control plus (f) impairment write‑downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate.

Normalized EBITDA
Normalized EBITDA (“Normalized EBITDA”) is a non-GAAP financial measure calculated as EBITDAre (as defined by NAREIT), modified to exclude nonroutine items such as acquisition‑related expenses, employee separation expenses and other non‑routine costs. Normalized EBITDAre also omits the Normalized EBITDAre impact of properties sold during the period and extrapolate the operations of acquired properties to estimate a full quarter of ownership.
Same Store NOI
Net operating income is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss and termination income. Same store net operating income (“Same Store NOI”) is net operating income for properties held for the entirety of all periods presented.
Normalized Cash G&A
Normalized cash G&A (“Normalized Cash G&A”) is accrued general and administrative expenses modified to exclude noncash items such as amortization of restricted stock compensation, severance costs and non-recurring items such as employee separation expenses and dead deal costs. Normalized Cash G&A also omits the impact of additional G&A for acquisitions during the period.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth, as of April 28, 2022, the amount of our common stock beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (2) each of our directors; (3) each of our NEOs; and (4) all of our current directors and executive officers as a group. To our knowledge, no shares or OP Units beneficially owned by any executive officer or director, except Kevin A. Shields, have been pledged as security.

Name and Address of Beneficial Owner(1)	Number of Shares Common Stock and OP Units(2)		Percentage of all Common Stock(3)	Percentage of all Common Stock and OP Units(4)
Kevin A. Shields, Chairman of the Board of Directors and Executive Chairman	27,911,333	(5)	8.6%	7.8%
Michael J. Escalante, Chief Executive Officer and President	620,361	(6)	*	*
Javier F. Bitar, Chief Financial Officer and Treasurer	125,128	(7)	*	*
Nina Momtazee Sitzer, General Counsel, Chief Administrative Officer and Secretary	23,783		*	*
Louis K. Sohn, Executive Vice President	68,794	(8)	*	*
Scott Tausk, Executive Vice President	66,705	(9)	*	*
Samuel Tang, independent director	31,380		*	*
J. Grayson Sanders, independent director	31,380		*	*
Kathleen S. Briscoe, independent director	31,380		*	*
Gregory M. Cazel, independent director	41,135		*	*
Ranjit M. Kripalani, independent director	32,248		*	*
James F. Risoleo, independent director	21,630		*	*
All directors and executive officers as a group (15 persons)	29,039,255		8.9%	8.1%

*    Represents less than 1% of our outstanding common stock as of April 28, 2022.
(1)    The address of each beneficial owner listed is 1520 E. Grand Avenue, El Segundo, California 90245.
(2)    Beneficial ownership is determined in accordance with SEC rules and generally includes voting or investment power with respect to shares of common stock and shares of common stock issuable to the named person upon exchange of interests in our operating partnership and shares of common stock issuable pursuant to options, warrants and similar rights held by the respective person or group, in each case, that may be exercised or redeemed within 60 days following April 28, 2022. Except as otherwise indicated by footnote, (i) amounts represent shares of Class E common stock and (ii) subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them.
(3)    The total number of shares of common stock deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (a) 324,715,745 shares of common stock as of April 28, 2022, (b) the number of shares of common stock that are issuable to such person(s) upon exercise of options that are exercisable within 60 days of April 28, 2022, and (c) the number of shares of common stock that are issuable to such person(s) upon redemption of limited partnership units of our operating partnership (“OP Units”) owned by such person(s). All OP Units held by the named persons are currently redeemable for shares of common stock or cash at our option.
(4)    The total number of shares of common stock and OP Units deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (a) 324,715,745 shares of common stock outstanding as of April 28, 2022, (b) the number of shares of common stock that are issuable to such person(s) upon exercise of options that are exercisable within 60 days of April 28, 2022, and (c) 31,817,724 OP Units outstanding as of April 28, 2022 (other than OP Units held by us).
(5)    Consists of shares owned by Griffin Capital Vertical Partners, L.P., which is indirectly owned by Mr. Shields. Includes 297 Class T common stock, 297 Class S common stock, 302 Class D common stock, 302,606 Class I common stock, 307,431 Class A common stock, 25,083 Class E common stock and 27,275,317 OP units in our operating partnership. Of the 27,275,317 OP Units owned by Mr. Shields, 26,720,668 OP Units are pledged.
(6)    Includes 173,969 time-based Restricted Stock Units (“RSUs”) that vested on December 31, 2021 (after withholding of shares to satisfy tax withholding obligations). The shares of Class E common stock underlying the RSUs were not delivered upon vesting, but instead were deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Escalante’s termination of employment.

(7)    Includes 24,853 time-based RSUs that vested on December 31, 2021 (after withholding of shares to satisfy tax withholding obligations). The shares of Class E common stock underlying the RSUs were not delivered upon vesting, but instead were deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Bitar’s termination of employment.
(8)        Includes 12,426 time-based RSUs that vested on December 31, 2021 (after withholding of shares to satisfy tax withholding obligations). The shares of Class E common stock underlying the RSUs were not delivered upon vesting, but instead were deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Sohn’s termination of employment.
(9)    Includes 12,524 time-based RSUs that vested on December 31, 2021 (after withholding of shares to satisfy tax withholding obligations). The shares of Class E common stock underlying the RSUs were not delivered upon vesting, but instead were deferred for delivery on May 1, 2023, or, if sooner, upon Mr. Tausk’s termination of employment.

EQUITY COMPENSATION PLAN INFORMATION AS OF DECEMBER 31, 2021

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	$—	5,647,688
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	5,647,688

Item 13. Certain Relationships and Related Transactions and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
General
Pursuant to the terms of the Nominating and Corporate Governance Committee Charter, our Nominating and Corporate Governance Committee considers and acts upon any conflicts of interest-related matter required by our charter or otherwise permitted by Maryland law where the exercise of independent judgment by any of our directors, who is not an independent director, could reasonably be compromised, including approval of any transaction involving our affiliates or any “related person,” as such term is defined in Item 404 of Regulation S-K as promulgated by the SEC.
Administrative Services Agreement
In connection with EA-1’s self-administration transaction, we, GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC, on the one hand, and GCC and Griffin Capital, LLC (“GC LLC”), on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC and GC LLC continue to provide office space and certain operational and administrative services at cost to us. Our Executive Chairman is also the Chief Executive Officer of and controls GCC, which is the sole member of GC LLC. We pay GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until such items are terminated from the ASA. Such costs are reconciled periodically and a full review of the costs will be performed at least annually. In addition, we will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services. Since January 1, 2021 and through March 31, 2022, we have paid fees to GCC under the Administrative Services Agreement in the aggregate amount of approximately $3 million. On March 30, 2022, we amended the Administrative Services Agreement to reduce the scope of services provided, including removing the provision of office space. Following such amendment, GCC and GC LLC are obligated to provide us with human resources support, advisor services and operator support, and general corporate support on an as-needed basis.
Office Sublease
On March 25, 2022, we executed a sublease agreement with GCC (the “Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of our corporate headquarters. The Building is part of a campus that contains other buildings and parking (the “Campus”). The Sublease also entitles us to use certain common areas on the Campus. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the Sublease. Our Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI.
The Sublease provides for initial monthly base rent of $45,227, subject to annual escalations of 3% commencing on April 21, 2022, as well as additional rent for certain operating expenses for the Building and portions of the Campus. Since the effective date of the Sublease, we have paid $0.1 million. We anticipate that the annualized rent payable for the year ended December 31, 2022 will be $0.6 million.

Item 14.	Principal Accounting Fees and Services.
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
All services rendered by Ernst & Young in the year ended December 31, 2021 were pre-approved in accordance with the policies set forth above.
Fees Paid to Principal Auditor
The Audit Committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2021 and 2020, respectively, are set forth in the table below.

	2021	2020
Audit Fees	$2,323,328	$802,705
Audit-Related Fees	14,100	108,500
Tax Fees	733,858	766,675
All Other Fees	1,465	1,930
Total	$3,072,751	$1,679,810

For purposes of the preceding table, the professional fees are classified as follows:
•    Audit Fees - These are fees for professional services performed for the audit of our annual financial statements and the required review of our quarterly financial statements and other procedures performed by the independent auditors to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements, and services that generally only an independent auditor reasonably can provide, such as services associated with filing registration statements, periodic reports and other filings with the SEC.
•    Audit-Related Fees - These are fees for assurance and related services that traditionally are performed by an independent auditor, such as due diligence related to acquisitions and dispositions, audits related to acquisitions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•    Tax Fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local tax matters. Such services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax matters related to due diligence.
•    All Other Fees - These are fees for other permissible services that do not meet one of the above-described categories, including assistance with internal audit plans and risk assessments.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)(3) Exhibits
Exhibit Index

Exhibit No.	Description
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
10.2+
Griffin Realty Trust, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan, incorporated by reference to Appendix B included in the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2020, SEC File No. 000-55605

10.2+
Amendment No. 1 to the Griffin Realty Trust, Inc. Amended and Restated Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

10.3+
Griffin Capital Essential Asset REIT II, Inc.’s Employee and Director Long-Term Incentive Plan Form of Restricted Share Award for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605

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

21.1	Subsidiaries of Griffin Realty Trust, Inc., incorporated by reference to Exhibit 21.1 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605
23.1
Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, incorporated by reference to Exhibit 23.1 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

31.1
Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, , incorporated by reference to Exhibit 31.1 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

31.2
Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 31.2 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

31.3*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.1 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

32.2
Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002, incorporated by reference to Exhibit 32.2 of the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

101
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

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of April 2022.

GRIFFIN REALTY TRUST, INC.

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President