Form 10-Q
period 2022-03-31
Griffin Realty Trust, Inc.
filed 2022-05-06
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of May 3, 2022, there were 565,265 shares of Class T common stock, 1,801 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,818 shares of Class I common stock, 24,509,573 shares of Class A common stock, 47,592,117 shares of Class AA common stock, 926,935 shares of Class AAA common stock, and 249,166,309 shares of Class E common stock of Griffin Realty Trust, Inc. outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, the speed of the vaccine roll-out, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and their efficacy against emerging variants and mutations of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate and with respect to occupancy rates, rent deferrals and the financial condition of GRT’s tenants; general financial and economic conditions; statements about the benefits of the CCIT II Merger (as defined below) and statements that address operating performance, events or developments that GRT expects or anticipates will occur in the future, including but not limited to statements regarding anticipated synergies and G&A savings in the CCIT II Merger, future financial and operating results, plans, objectives, expectations and intentions, expected sources of financing, anticipated asset dispositions, anticipated leadership and governance, creation of value for stockholders, benefits of the CCIT II Merger to customers, employees, stockholders and other constituents of the combined company, the integration of GRT and CCIT II (as defined below), cost savings related to the CCIT II Merger and other non-historical statements; risks related to the disruption of management’s attention from ongoing business operations due to the CCIT II Merger; our net asset value ("NAV") per share and whether and on what timing our board of directors will determine to recommence the publishing of it; whether and by how much our NAV per share upon such recommencement will be materially different than our most recent published NAV per share; the availability of suitable investment, redevelopment, or disposition opportunities; our use of leverage; changes in interest rates; the availability and terms of financing; market conditions; legislative and regulatory changes that could adversely affect the business of GRT; our future capital expenditures, distributions (including the amount and nature thereof), business strategies, our net sales, gross margin, operating expenses, operating income, net income, cash flow, financial condition, impairments, expenditures, capital structure, organizational structure, and other developments and trends of the real estate industry, and other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, military actions, and terrorist attacks, epidemics and pandemics, including the outbreak of COVID-19 and its impact on the operations and financial condition of us and the real estate industries in which we operate.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. Furthermore, we disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes. Moreover, because we operate in a very competitive and rapidly changing environment, new risk factors are likely to emerge from time to time. We caution investors not to place undue reliance on these forward-looking statements and urge you to carefully review the disclosures we make concerning risks in this Quarterly Report and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-

K. Readers of this Quarterly Report on Form 10-Q should also read our other periodic filings made with the Securities and Exchange Commission and other publicly filed documents for further discussion regarding such factors.

Available Information

Our company website address is www.grtreit.com. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the “Media” section of our website. In addition, we make available on the “SEC Filings” subpage of the investor section of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors (the "Board") are also available on the “Governance Documents” subpage of the “Investors” section of our website. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$184,209	$168,618
Restricted cash	19,094	17,522
Real estate:
Land	584,291	584,291
Building and improvements	4,107,554	4,104,782
Tenant origination and absorption cost	876,324	876,324
Construction in progress	3,081	4,763
Total real estate	5,571,250	5,570,160
Less: accumulated depreciation and amortization	(1,044,790)	(993,323)
Total real estate, net	4,526,460	4,576,837
Intangible assets, net	41,784	43,100
Deferred rent receivable	112,195	108,896
Deferred leasing costs, net	43,422	44,505
Goodwill	229,948	229,948
Due from affiliates	276	271
Right of use asset	40,362	39,482
Interest rate swap asset	17,133	3,456
Other assets	35,435	40,382
Total assets	$5,250,318	$5,273,017
LIABILITIES AND EQUITY
Debt, net	$2,531,067	$2,532,377
Restricted reserves	8,465	8,644
Interest rate swap liability	4,926	25,108
Distributions payable	12,393	12,396
Due to affiliates	2,532	2,418
Intangible liabilities, net	29,175	30,626
Lease liability	52,088	50,896
Accrued expenses and other liabilities	103,669	109,121
Total liabilities	2,744,315	2,771,586
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Noncontrolling interests subject to redemption; 556,099 units as of March 31, 2022 and December 31, 2021	4,671	4,768
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 324,715,745 and 324,638,112 shares outstanding in the aggregate as of March 31, 2022(1) and December 31, 2021, respectively	325	325
Additional paid-in capital	2,953,256	2,951,972
Cumulative distributions	(950,635)	(922,562)
Accumulated earnings	142,134	141,983
Accumulated other comprehensive income (loss)	12,204	(18,708)
Total stockholders’ equity	2,157,284	2,153,010
Noncontrolling interests	219,048	218,653
Total equity	2,376,332	2,371,663
Total liabilities and equity	$5,250,318	$5,273,017
(1) See Note 8, Equity, for the number of shares outstanding of each class of common stock as of March 31, 2022.
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Rental income	$116,189	$101,355
Expenses:
Property operating expense	15,043	14,445
Property tax expense	10,033	9,679
Property management fees to non-affiliates	1,039	981
General and administrative expenses	9,523	9,469
Corporate operating expenses to affiliates	510	625
Impairment provision	—	4,242
Depreciation and amortization	52,863	44,338
Total expenses	89,011	83,779
Income before other income and (expenses)	27,178	17,576
Other income (expenses):
Interest expense	(21,666)	(20,685)
Gain (Loss) from investment in unconsolidated entities	—	8
(Loss) Gain from disposition of assets	—	(6)
Transaction expense	(2,883)	—
Other income, net	101	116
Net income (loss)	2,730	(2,991)
Distributions to redeemable preferred shareholders	(2,516)	(2,359)
Net (income) loss attributable to noncontrolling interests	(19)	569
Net income (loss) attributable to controlling interest	195	(4,781)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(43)
Net income (loss) attributable to common stockholders	$151	$(4,824)
Net income (loss) attributable to common stockholders per share, basic and diluted	$—	$(0.02)
Weighted average number of common shares outstanding, basic and diluted	324,643,183	263,046,014
Cash distributions declared per common share	$0.09	$0.09
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$2,730	$(2,991)
Other comprehensive income (loss):
Change in fair value of swap agreements	33,891	16,447
Total comprehensive income (loss)	36,621	13,456
Distributions to redeemable preferred shareholders	(2,516)	(2,359)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(43)
Comprehensive (income) loss attributable to noncontrolling interests	(2,998)	(1,179)
Comprehensive income (loss) attributable to common stockholders	$31,063	$9,875
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Deferred equity compensation	170,302	—	3,133	—	—	—	3,133	—	3,133
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(99,298)	—	(891)	—	—	—	(891)	—	(891)
Cash distributions to common stockholders	—	—	—	(15,653)	—	—	(15,653)	—	(15,653)
Issuance of shares for distribution reinvestment plan	804,027	2	7,174	(7,166)	—	—	10	—	10
Repurchase of common stock	(772,265)	(1)	(6,919)	—	—	—	(6,920)	—	(6,920)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	1,781	—	—	—	1,781	—	1,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(5)	(5)
Offering costs	—	—	(11)	—	—	—	(11)	—	(11)
Net loss	—	—	—	—	(4,824)	—	(4,824)	(569)	(5,393)
Other comprehensive income	—	—	—	—	—	14,699	14,699	1,748	16,447
Balance as of March 31, 2021	323,881,102	$324	$2,945,517	$(836,711)	$135,530	$(33,302)	$2,211,358	$224,995	$2,436,353

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2021	324,638,112	$325	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	128,235	—	1,757	—	—	—	1,757	—	1,757
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(50,587)	—	(459)	—	—	—	(459)	—	(459)
Cash distributions to common stockholders	—	—	—	(28,073)	—	—	(28,073)	—	(28,073)
Reversal of shares for distribution reinvestment plan	(15)	—	—	—	—	—	—	—	—
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	99	99
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(14)	—	—	—	(14)	—	(14)
Net income	—	—	—	—	151	—	151	19	170
Other comprehensive income	—	—	—	—	—	30,912	30,912	2,979	33,891
Balance as of March 31, 2022	324,715,745	$325	$2,953,256	$(950,635)	$142,134	$12,204	$2,157,284	$219,048	$2,376,332

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net income (loss)	$2,730	$(2,991)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	32,093	26,546
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	21,138	17,919
Amortization of below market leases, net	(414)	650
Amortization of deferred financing costs and debt premium	892	880
Amortization of swap interest	31	31
Deferred rent	(2,782)	65
Loss from sale of depreciable operating property	—	6
Income from investment in unconsolidated entities	—	(8)
Loss from investments	90	134
Impairment provision	—	4,242
Stock-based compensation	1,757	1,713
Change in operating assets and liabilities:
Deferred leasing costs and other assets	5,203	426
Restricted reserves	—	123
Accrued expenses and other liabilities	(4,932)	(12,833)
Due to affiliates, net	110	(162)
Net cash provided by operating activities	55,916	36,741
Investing Activities:
Cash paid in connection with the CCIT II Merger, net of cash assumed	—	(36,746)
Proceeds from disposition of properties	—	1,676
Restricted reserves	(179)	(64)
Payments for construction in progress	(2,280)	(30,489)
Distributions of capital from investment in unconsolidated entities	—	41
Purchase of investments	(75)	(82)
Net cash used in investing activities	(2,534)	(65,664)
Financing Activities:
Principal payoff of indebtedness - CCIT II Credit Facility	—	(415,500)
Proceeds from borrowings - KeyBank Loans	—	400,000
Principal amortization payments on secured indebtedness	(2,199)	(2,418)
Deferred financing costs	—	(342)
Offering costs	(14)	(11)
Repurchase of common stock	—	(5,356)

	Three Months Ended March 31,
	2022	2021
Distributions to noncontrolling interests	(2,746)	(2,743)
Distributions to preferred units subject to redemption	(2,516)	(2,359)
Distributions to common stockholders	(28,075)	(12,820)
Repurchase of common shares to satisfy employee tax withholding requirements	(459)	(891)
Finance lease payment	(210)	—
Net cash used in financing activities	(36,219)	(42,440)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,163	(71,363)
Cash, cash equivalents and restricted cash at the beginning of the period	186,140	203,306
Cash, cash equivalents and restricted cash at the end of the period	$203,303	$131,943

Supplemental Disclosures of Significant Non-Cash Transactions:
Increase in fair value swap agreement	$33,891	$16,447
Accrued tenant obligations	$8,946	$11,303
Distributions payable to common stockholders	$9,670	$9,688
Distributions payable to noncontrolling interests	$946	$946
Common stock issued pursuant to the distribution reinvestment plan	$—	$7,175
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,358	$—
Common stock redemptions funded subsequent to period-end	$—	$(6,910)
Net assets acquired in Merger in exchange for common shares	$—	$838,315
Accrued for construction in progress	$2	$3,570
Capitalized transaction costs accrued	$40	$2,036
Capitalized transaction costs paid in prior period	$—	$2,130
Assumption of debt through the CCIT II Merger	$—	$415,500

See accompanying notes.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The GRT OP owns, directly or indirectly, all of the properties that the Company has acquired. As of March 31, 2022, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GRT OP (“GRT OP Units”), (ii), the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GRT OP, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Company's Board of Directors (the “Board”), Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GRT OP Units are owned by unaffiliated third parties. The GRT OP may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GRT OP.
As of March 31, 2022, the Company had issued 287,136,954 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, distribution reinvestment plan (“DRP”) offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 324,715,745 shares of common stock outstanding as of March 31, 2022, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of March 31, 2022 and December 31, 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2021. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. Unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested restricted stock units using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding – diluted, as the inclusion would have been anti-dilutive for the three months ended March 31, 2022 and 2021. Total excluded shares were 1,889,475, and 772,817 for the three months ended March 31, 2022 and 2021, respectively.

Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.
Change in Consolidated Financial Statements Presentation
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation. Interest rate swap assets have been reclassified from other assets to interest rate swap assets on the balance sheet for all periods presented.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of March 31, 2022, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
3.     Real Estate
As of March 31, 2022, the Company’s real estate portfolio consisted of 121 properties (including one land parcel held for future development), in 26 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $5.3 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the three months ended March 31, 2022 was $32.1 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the three months ended March 31, 2022, was $20.8 million.
Intangibles

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
In-place lease valuation (above market)	$49,578	$49,578
In-place lease valuation (above market) - accumulated amortization	(35,990)	(35,049)
In-place lease valuation (above market), net	13,588	14,529

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(226)	(219)
Ground leasehold interest (below market), net	2,028	2,035

Intangibles - other	32,029	32,028
Intangibles - other - accumulated amortization	(5,861)	(5,492)
Intangibles - other, net	26,168	26,536
Intangible assets, net	$41,784	$43,100

In-place lease valuation (below market)	$(77,859)	$(77,859)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(387)	(329)
In-place lease valuation & land leasehold interest - accumulated amortization	52,143	50,634
Intangible liabilities, net	$(29,175)	$(30,626)

Tenant origination and absorption cost	$876,324	$876,324
Tenant origination and absorption cost - accumulated amortization	(493,267)	(473,893)
Tenant origination and absorption cost, net	$383,057	$402,431
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of March 31, 2022 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
Remaining 2022	$(1,541)	$56,892	$(218)	$1,125	$4,672
2023	$(2,616)	$68,705	$(290)	$1,494	$6,265
2024	$(1,769)	$55,006	$(291)	$1,498	$6,127
2025	$(1,298)	$43,379	$(290)	$1,494	$6,069
2026	$(1,151)	$38,709	$(290)	$1,494	$5,345
2027	$(837)	$30,829	$(290)	$1,494	$4,216

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Balance as of
	March 31, 2022	December 31, 2021
Cash reserves	$15,533	$15,234
Restricted lockbox	3,561	2,288
Total	$19,094	$17,522
4.     Debt
As of March 31, 2022 and December 31, 2021, the Company’s debt consisted of the following:

	March 31, 2022	December 31, 2021	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$19,528	$19,669	4.18%	April 2023	4.63%
Midland Mortgage Loan	95,420	95,792	3.94%	April 2023	4.14%
Samsonite Loan	18,841	19,114	6.08%	September 2023	5.06%
Highway 94 Loan	13,488	13,732	3.75%	August 2024	4.88%
Pepsi Bottling Ventures Loan	18,124	18,218	3.69%	October 2024	3.92%
AIG Loan II	124,045	124,606	4.15%	November 2025	4.93%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	101,370	101,884	4.96%	February 2029	5.08%
Total Mortgage Debt	1,015,816	1,018,015
Revolving Credit Facility (3)	373,500	373,500	LIBO Rate + 1.45%	June 2023	1.81%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	1.73%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	1.72%
2025 Term Loan	400,000	400,000	LIBO Rate + 1.40%	December 2025	1.82%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.40%	April 2026	1.73%
Total Debt	2,539,316	2,541,515
Unamortized Deferred Financing Costs and Discounts, net	(8,249)	(9,138)
Total Debt, net	$2,531,067	$2,532,377
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of March 31, 2022 was 3.20% for both the Company’s fixed-rate and variable-rate debt combined and 3.86% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of March 31, 2022 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of March 31, 2022 (effective date) was 0.24%. The Revolving Credit Facility has an initial term of approximately three years, maturing on June 28, 2022, and may be extended for a one-year period if certain conditions are met and upon payment of an extension fee. See discussion below.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the GRT OP, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of March 31, 2022, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms as of March 31, 2022, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GRT OP, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.90% to LIBOR plus 1.75%.
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
March 31, 2022
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GRT OP, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2022.

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at March 31, 2022 and December 31, 2021:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$7,953	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	5,270	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	3,910	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,407)	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,160)	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(1,154)	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(1,205)	(5,958)	100,000	100,000
Total				$12,207	$(21,652)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of March 31, 2022, derivatives in an asset or liability position are included in the line item "Interest rate swap asset” or “Interest rate swap liability" in the consolidated balance sheets at fair value. The LIBO rate as of March 31, 2022 (effective date) was 0.24%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2022	2021
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivatives	$(30,450)	$(16,447)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(3,409)	$16,416
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$21,666	$20,685
During the twelve months subsequent to March 31, 2022, the Company estimates that an additional $1.3 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2022 and December 31, 2021, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $4.9 million and $25.1 million, respectively. As of March 31, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements.

6.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Prepaid tenant rent	$22,508	$26,477
Real estate taxes payable	11,473	14,751
Interest payable	10,816	9,683
Accrued tenant improvements	8,946	10,123
Deferred compensation	8,731	10,119
Property operating expense payable	5,361	11,126
Other liabilities	35,834	26,842
Total	$103,669	$109,121

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7.     Fair Value Measurements

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2022 and the year ended December 31, 2021.

The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2022 and December 31, 2021:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2022
Interest Rate Swap Asset	$17,133	$—	$17,133	$—
Interest Rate Swap Liability	$(4,926)	$—	$(4,926)	$—
Corporate Owned Life Insurance Asset	$6,664	$—	$6,664	$—
Mutual Funds Asset	$5,427	$5,427	$—	$—

December 31, 2021
Interest Rate Swap Asset	$3,456	$—	$3,456	$—
Interest Rate Swap Liability	$(25,108)	$—	$(25,108)	$—
Corporate Owned Life Insurance Asset	$6,875	$—	$6,875	$—
Mutual Funds Asset	$5,543	$5,543	$—	$—

Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 4, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2022 and December 31, 2021.

The fair value of the nine mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	March 31, 2022		December 31, 2021
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$338,933	$375,000	$349,082	$375,000
BOA/KeyBank Loan	245,057	250,000	260,378	250,000
AIG Loan II	115,809	124,045	120,141	124,606
AIG Loan	96,620	101,370	99,697	101,884
Midland Mortgage Loan	94,412	95,420	95,720	95,792
Samsonite Loan	18,965	18,841	19,366	19,114
HealthSpring Mortgage Loan	19,281	19,528	19,639	19,669
Pepsi Bottling Ventures Loan	17,657	18,124	18,262	18,218
Highway 94 Loan	12,784	13,488	13,360	13,732
Total	$959,518	$1,015,816	$995,645	$1,018,015
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2022 and December 31, 2021. See Note 4, Debt, for details.

8.     Equity
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
The following table sets forth the classes of outstanding common stock as of March 31, 2022 and December 31, 2021:

	As of
	March 31, 2022	December 31, 2021
Class A	24,509,573	24,509,573
Class AA	47,592,118	47,592,118
Class AAA	926,936	926,936
Class D	42,013	42,013
Class E	249,166,308	249,088,676
Class I	1,911,732	1,911,731
Class S	1,800	1,800
Class T	565,265	565,265

Common Equity
As of March 31, 2022, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of March 31, 2022, there were 324,715,745 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Termination of Follow-On Offering

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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
The following table summarizes the DRP offerings, by share class, as of March 31, 2022:

Share Class	Amount	Shares
Class A	$9,687	1,052,170
Class AA	19,047	2,068,367
Class AAA	290	31,521
Class D	21	2,231
Class E	311,405	32,299,362
Class I	437	47,028
Class S	—	12
Class T	177	19,090
Total	$341,064	35,519,781
As of March 31, 2022 and December 31, 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings.
DRP Suspension
On October 1, 2021, the Board approved a temporary suspension of the DRP, effective October 11, 2021.
Share Redemption Program (SRP)
The Company has adopted the SRP that enables stockholders to sell their stock to the Company in limited circumstances (see “SRP Suspension” below for details on the suspension of the SRP). On August 8, 2019, the Board amended and restated its SRP, effective as of September 12, 2019, in order to (i) clarify that only those stockholders who purchased their shares from us or received their shares from the Company (directly or indirectly) through one or more non-cash transactions (including transfers to trusts, family members, etc.) may participate in the SRP; (ii) allocate capacity within each class of common stock such that the Company may redeem up to 5% of the aggregate NAV of each class of common stock; (iii) treat all unsatisfied redemption requests (or portion thereof) as a request for redemption the following quarter unless otherwise withdrawn; and (iv) make certain other clarifying changes.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

The following table summarizes share redemption (excluding the self-tender offer) activity during the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Shares of common stock redeemed	—	772,265
Weighted average price per share	$—	$8.96

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Since July 31, 2014 and through March 31, 2022, the Company had redeemed 28,304,928 shares (excluding the self-tender offer) of common stock for approximately $265.5 million at a weighted average price per share of $9.38 pursuant to the SRP.
SRP Suspension
On October 1, 2021, the Company announced that it will suspend the SRP beginning with the next cycle, which commenced during fourth quarter 2021.
Issuance of Restricted Stock Units to Executive Officers, Employees and Directors
The restricted stock units (“RSUs”) granted from 2019 through 2021 (no RSUs have been granted in 2022) were pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of awards to the Company’s directors, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payments are measured at fair value and recognized as compensation expense over the vesting period. At the 2020 annual meeting of stockholders, stockholders approved an amended and restated Plan (the “Amended and Restated Plan”) that reduced the maximum number of shares authorized under the Plan to 7,000,000 shares, among other changes. Awards that vest or are granted on or after March 30, 2020 (the effective date of the Amended and Restated Plan) are subject to the terms and provisions of the Amended and Restated Plan. As of March 31, 2022, approximately 5,519,453 shares were available for future issuance under the Amended and Restated Plan.
As of March 31, 2022, there was $11.1 million of unrecognized compensation expense remaining, which vests between two and four years.

Total compensation expense for the three months ended March 31, 2022 and 2021 was approximately $1.8 million and $1.7 million, respectively.

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(222,367)	$9.10
Vested	(812,111)	$9.24
Balance at December 31, 2021	1,528,613
Granted	—	$—
Forfeited	(33,208)	$9.10
Vested(1)	(128,235)	$8.97
Balance at March 31, 2022	1,367,170
(1) Total shares vested include 50,587 shares of common stock that were tendered by employees during the three months ended March 31, 2022 to satisfy minimum statuary tax with holdings requirements associated with the vesting of RSU’s.

9.     Noncontrolling Interests
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

As of March 31, 2022, noncontrolling interests were approximately 9.0% of total shares and 8.8% of weighted average shares outstanding (both measures assuming GRT OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GRT OP, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

As of March 31, 2022, the limited partners of the GRT OP owned approximately 31.8 million GRT OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the self-administration transaction and other services. In addition, 0.2 million GRT OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GRT OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GRT OP Units in the respective transaction.
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
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2022 and year ended December 31, 2021:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Beginning balance	$218,653	$226,550
Reclass of noncontrolling interest subject to redemption	99	(159)
Distributions to noncontrolling interests	(2,698)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(4)	(18)
Allocated net income	19	66
Allocated other comprehensive income	2,979	3,156
Ending balance	$219,048	$218,653

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

10.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the three months ended March 31, 2022 and 2021, respectively, and any related amounts receivable and payable as of March 31, 2022 and December 31, 2021:

	Incurred for the Three Months Ended		Receivable as of
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Due from GCC
Reimbursable Expense Allocation	$—	$—	$11	$11
Payroll/Expense Allocation	5	5	265	260
Total	$5	$5	$276	$271

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2022	2021	2022	2021
Expensed
Costs advanced by the advisor	$649	$501	$873	$929
Administrative reimbursement	510	625	648	461
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	180	197
Stockholder Servicing Fee	—	—	92	92
Other
Distributions	2,142	2,142	739	739
Total	$3,301	$3,268	$2,532	$2,418
Dealer Manager Agreement
The Company entered into a dealer manager agreement and associated form of participating dealer agreement (the “Dealer Manager Agreement”) with the dealer manager for the Follow-On Offering. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's initial public offering, except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Note 8, Equity.
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
Conflicts of Interest
Administrative Services Agreement

In connection with EA-1’s self-administration transaction, the Company, GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC, on the one hand, and GCC and Griffin Capital, LLC (“GC LLC”), on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC and GC LLC continue to provide office space and certain operational and administrative services at cost to Company. The Company’s Executive Chairman is also the Chief Executive Officer of and controls GCC, which is the sole member of GC LLC. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such office space and services until such items are terminated from the ASA. Such costs are reconciled periodically and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

provision of such services. On March 30, 2022, the Company amended the Administrative Services Agreement to reduce the scope of services provided, including removing the provision of office space. Following such amendment, GCC and GC LLC are obligated to provide the Company with human resources support, advisor services and operator support, and general corporate support on an as-needed basis.
Office Sublease
On March 25, 2022, the Company executed a sublease agreement with GCC (the “Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of the Company’s corporate headquarters. The Building is part of a campus that contains other buildings and parking (the “Campus”). The Sublease also entitles the Company to use certain common areas on the Campus. Prior to the sublease agreement being signed, the rent for the office space was paid to GCC as part of the Administrative Services Agreement. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the Sublease. The Company’s Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI.

The Sublease provides for initial monthly base rent of $0.05 million, subject to annual escalations of 3% commencing on April 21, 2022, as well as additional rent for certain operating expenses for the Building and portions of the Campus. The Company’s Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI.

Certain Conflict Resolution Procedures
Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and affiliates. See the Company's Code of Ethics available at the “Governance Documents” subpage of the “Investors” section of the Company's website at www.grtreit.com for a detailed description of the Company's conflict resolution procedures.
11.     Leases
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
The Company recognized $97.2 million and $83.9 million of lease income related to operating lease payments for the three months ended March 31, 2022 and 2021, respectively.
The Company's current leases have expirations ranging from 2022 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2022:

As of March 31, 2022
Remaining 2022	$283,940
2023	372,469
2024	332,248
2025	289,826
2026	264,937
Thereafter	1,016,424
Total	$2,559,844
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of March 31, 2022, the Company had six

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately three years and no option to renew.
On March 25, 2022, the Company executed a sublease agreement with GCC for the building which is the Company’s corporate headquarters (See Note 10, Related Party Transactions for details). The Company leases office space as part of conducting day-to-day business in El Segundo. The Company's office space lease has a remaining lease term of approximately three years and one option to renew for a period of five years. As of March 31, 2022, the Company recorded a lease liability and a right-of-use asset for approximately $1.2 million and is included in Right of Use Asset and Lease Liability on the Company’s consolidated balance sheet.
The Company incurred operating lease costs of approximately $1.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.6 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate as of March 31, 2022:

Lease Term and Discount Rate	As of March 31, 2022
Weighted-average remaining lease term in years.	72 years
Weighted-average discount rate (1)	4.80%
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
Maturities of lease liabilities as of March 31, 2022 were as follows:

	As of March 31, 2022
	Operating	Financing
Remaining 2022	$1,721	$344
2023	2,366	355
2024	2,122	360
2025	1,783	365
2026	1,716	375
2027	1,761	381
Thereafter	282,698	3,458
Total undiscounted lease payments	294,167	5,638
Less: imputed interest	(245,546)	(2,171)
Total lease liabilities	$48,621	$3,467

12.     Commitments and Contingencies
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
Capital Expenditures and Tenant Improvement Commitments
As of March 31, 2022, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $23.8 million.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
13.     Declaration of Distributions
On November 2, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on January 1, 2022 and ending on March 31, 2022. The Company paid such distributions to each stockholder of record on February 1, 2022, March 1, 2022, and April 1, 2022, respectively.
On March 29, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on April 1, 2022 and ending on April 30, 2022. The Company paid such distributions to each stockholder of record on May 2, 2022.
14.    Subsequent Events
Cash Distributions
On April 26, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on May 1, 2022 and ending on May 31, 2022. The Company intends to pay such distributions to each stockholder of record at such time in June 2022 as determined by the Chief Executive Officer.
Fourth Amendment to the Second Amended and Restated Credit Agreement
Pursuant to the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”), dated April 28, 2022, the Company amended the Company’s maturity extension option on the Revolving Credit Facility from a one-year extension option (to June 2023) to a series of three-month extension options (to September 28, 2022, December 28, 2022, March 28, 2023, and June 28, 2023, respectively). The exercise of each extension option requires the payment of a fee of 0.05% on the extended revolving loan commitments and is subject to certain other customary conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
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

As of March 31, 2022, we owned 121 properties (including one land parcel) in 26 states. Our contractual base rent before abatements and deducting base year operating expenses for gross and modified gross leases (“Annualized Base Rents”) as of March 31, 2022 is approximately $362.7 million. As of March 31, 2022 our portfolio was approximately 93.9% leased (based on square footage), 93.4% occupied (based on square footage) with a weighted average remaining lease term of 6.1 years, weighted average annual rent increases of approximately 2.0%. Approximately 66.6% of our Annualized Base Rents as of March 31, 2022 is expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single Nationally Recognized Statistical Rating Organization (“NRSRO”) would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs; moreover, because we provide credit ratings for some companies that are non-guarantor parents of our tenants, such credit ratings may not be indicative of the creditworthiness of the relevant tenants.

COVID-19 and Outlook
We are closely monitoring the continued impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted, and may continue to impact, our tenants and business partners. We cannot predict when pandemic-related restrictions currently in place will be lifted to some extent or entirely, and to whether or not restrictions though currently lifted, may later be put back in place. As a result, the COVID-19 pandemic has negatively impacted almost every industry, directly or indirectly, including industries in which we and our tenants operate, which could result in a general decline in rents and an increased incidence of defaults under existing leases. The extent to which federal, state or local governmental authorities grant rent relief or other relief or enact amnesty programs applicable to our tenants in response to the COVID-19 outbreak may exacerbate the negative impacts that a slow down or recession could have on us. Demand for office space nationwide has declined and may continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy. We expect such decline in demand for office space to have a negative impact on our ability to renew and replace office leases as they expire, including the office leases in the more than 10% of lease expirations (as a percentage of Annualized Base Rent) that are scheduled to occur prior to or at the end of 2023. See “–Revenue Concentration” below.
While we did not incur significant disruptions from the COVID-19 pandemic during the three months ended March 31, 2022, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. As of April 25, 2022, we have received approximately 100% of our portfolio rent payments for January - April 2022. We are unable to predict the amount of future rent relief inquiries and our prior rent collections and rent relief requests to-date may not be indicative of collections or requests in any future period.
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
Revenue Concentration
No tenant or property, based on Annualized Base Rents as of March 31, 2022, pursuant to the respective in-place leases, was greater than 4.5% as of March 31, 2022.
The percentage of Annualized Base Rents as of March 31, 2022 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rents (unaudited)	Number of Properties	Percentage of Annualized Base Rents
Texas	$41,699	14	11.5%
California	38,890	9	10.7
Arizona	33,688	10	9.3
Ohio	29,388	12	8.1
Georgia	24,857	5	6.9
Illinois	22,010	7	6.1
New Jersey	18,169	5	5.0
North Carolina	17,482	9	4.8
Massachusetts	16,578	5	4.6
Colorado	14,875	6	4.1
All Others (1)	105,060	39	28.9
Total	$362,696	121	100.0%

(1)     All others are 3.8% or less of total Annualized Base Rents on an individual state basis.

The percentage of Annualized Base Rents as of March 31, 2022, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rents	Number of Lessees	Percentage of Annualized Base Rents
Capital Goods	$45,927	21	12.7%
Health Care Equipment & Services	32,896	11	9.1
Materials	28,899	10	8.0
Consumer Services	27,564	12	7.6
Insurance	26,664	11	7.4
Telecommunication Services	21,790	6	6.0
Diversified Financials	19,097	6	5.3
Technology Hardware & Equipment	18,912	6	5.2
Retailing	18,287	7	5.0
Consumer Durables & Apparel	17,717	8	4.9
All Others (2)	104,943	36	28.8
Total	$362,696	134	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.6% of total Annualized Base Rents on an individual industry basis.

The percentage of Annualized Base Rents as of March 31, 2022, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rents	Percentage of Annualized Base Rents
Amazon.com Inc.	$16,176	4.5%
Keurig Dr. Pepper, Inc.	$11,419	3.1%
General Electric Company	$11,235	3.1%
Wood Group USA, Inc.	$10,036	2.8%
Southern Company Services, Inc.	$9,043	2.5%
McKesson Corporation	$8,983	2.5%
Cigna Corporation	$8,902	2.5%
LPL Holdings, Inc.	$8,404	2.3%
Freeport Minerals Corporation	$7,629	2.1%
State Farm Mutual Automobile Insurance Company	$7,488	2.1%
The tenant lease expirations by year based on Annualized Base Rents as of March 31, 2022 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rents	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rents
2022	$9,072	5	786,500	2.5%
2023	28,104	13	1,265,100	7.8
2024	47,656	20	4,347,900	13.1
2025	39,644	25	2,946,900	10.9
2026	29,025	11	2,425,900	8.0
2027	33,422	15	1,596,000	9.2
>2028	175,773	65	13,985,000	48.5
Vacant	—	—	1,788,800	—
Total	$362,696	154	29,142,100	100.0%

(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

Critical Accounting Estimates
We have established accounting estimates which conform to GAAP in the United States as contained in the FASB ASC. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies.
For further information about our critical accounting estimates, refer to our consolidated financial statements and notes thereto for the year ended December 31, 2021 included in our Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 5.0% of our Annualized Base Rents revenue will expire during the period from April 1, 2022 to March 31, 2023. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from April 1, 2022 to March 31, 2023, thereby resulting in revenue that may differ from the current in-place rents.
We are not aware of any other material trends or uncertainties, other than as discussed under “COVID-19 and Outlook” above and other than national economic conditions affecting real estate in general, that may reasonably be expected to have a material impact, favorable or unfavorable, on revenues or income from the acquisition, management and operations of properties other than those listed in Part I, Item 1A., Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021.
Segment Information
The Company internally evaluates all of the properties and interests therein as one reportable segment.

Same Store Analysis
For the three months ended March 31, 2022, our "Same Store" portfolio consisted of 95 properties, encompassing approximately 25.2 million square feet, with an acquisition value of $4.0 billion and Annualized Base Rents as of March 31, 2022 of $290.3 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 95 properties for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$93,517	$93,649	$(132)	—%
Property operating expense	12,820	12,760	60	—%
Property management fees to non-affiliates	874	851	23	3%
Property tax expense	8,420	9,179	(759)	(8)%
Depreciation and amortization	38,775	39,328	(553)	(1)%

Property Tax Expense
Property tax expense decreased by approximately $0.8 million during the three months ended March 31, 2022 compared to the same period a year ago as a result of (1) approximately $0.7 million as a result of a reduction of property value assessments at five properties and (2) approximately $0.1 million due to a tax rate decrease at one property.
Portfolio Analysis
Comparison of the Three Months Ended March 31, 2022 and 2021
The following table provides summary information about our results of operations for the three months ended March 31, 2022 and 2021 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$116,189	$101,355	$14,834	15%
Property operating expense	15,043	14,445	598	4%
Property tax expense	10,033	9,679	354	4%
Property management fees to non-affiliates	1,039	981	58	6%
General and administrative expenses	9,523	9,469	54	1%
Corporate operating expenses to affiliates	510	625	(115)	(18)%
Depreciation and amortization	52,863	44,338	8,525	19%
Impairment provision	—	4,242	(4,242)	(100)%
Interest expense	21,666	20,685	981	5%

Rental Income
The increase in rental income of approximately $14.8 million during the three months ended March 31, 2022 compared to the same period a year ago is primarily the result of (1) approximately $15.2 million primarily related to the CCIT II Merger; and (2) approximately $0.5 million in first quarter leasing activity and amendments to existing tenant leases; offset by (3) approximately $0.3 million in prior year operating expenses concessions expirations and common area management reconciliation; and (4) approximately $0.9 million in expiring leases and terminations.
Property Operating Expense
The increase in property operating expense of approximately $0.6 million during the three months ended March 31, 2022 compared to the same period a year ago is primarily the result of (1) approximately $1.4 million related to the CCIT II Merger offset by (2) approximately $0.6 million as a result of two properties being sold subsequent to March 31, 2021.
Corporate Operating Expenses to Affiliates
The decrease in corporate operating expenses to affiliates of approximately $0.1 million during the three months ended March 31, 2022 compared to the same period a year ago is primarily the result of an amendment to the Administrative Services Agreement in the current year, which decrease the services provided by GCC.
Depreciation and Amortization
Depreciation and amortization increased by approximately $8.5 million during the three months ended March 31, 2022 compared to the same period a year ago as a result of (1) approximately $9.2 million as a result of the CCIT II Merger; and (2) approximately $0.3 million as a result of additions to fixed assets as the result of tenant improvements placed in service subsequent to March 31, 2021; offset by (3) approximately $1.0 million related to fully depreciated assets and changes in amortization period due to lease amendments.
Impairment Provision
The decrease in impairment provision of approximately $4.2 million for the three months ended March 31, 2022 compared to the same period a year ago is primarily the result of no impairments in the current quarter compared to two properties in the same period a year ago.
Interest Expense

The increase in interest expense of approximately $1.0 million during the three months ended March 31, 2022 compared to the same period a year ago is primarily related to $0.6 million of loan costs incurred related to exchanging collateral in the AIG Loan.
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
Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$2,730	$(2,991)
Adjustments:
Depreciation of building and improvements	32,093	26,546
Amortization of leasing costs and intangibles	20,858	17,863
Impairment provision	—	4,242
Loss (Gain) from disposition of assets	—	6
Equity interest of gain on sale - unconsolidated entities	—	(8)
FFO	55,681	45,658
Distribution to redeemable preferred shareholders	(2,516)	(2,359)
FFO attributable to common stockholders and limited partners	$53,165	$43,299
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$53,165	$43,299
Adjustments:
Revenues in excess of cash received, net	(3,298)	(451)
Amortization of share-based compensation	1,757	1,713
Deferred rent - ground lease	517	516
Unrealized loss (gain) on investments	90	(6)
Amortization of above/(below) market rent, net	(414)	651
Amortization of debt premium/(discount), net	101	101
Amortization of ground leasehold interests	(89)	(72)
Amortization of other intangibles	368	127
Write-off of transaction costs	18	33
Employee separation expense	70	—
Transaction Expense	2,883	—
AFFO available to common stockholders and limited partners	$55,168	$45,911
FFO per share, basic and diluted	$0.15	$0.15
AFFO per share, basic and diluted	$0.15	$0.16

Weighted-average common shares outstanding - basic EPS	324,643,183	263,046,014
Weighted-average OP Units	31,838,889	31,838,889
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	356,482,072	294,884,903

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
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement , we, through the GRT OP as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility maturing in June 2022 with (subject to the satisfaction of certain customary conditions) a one-year extension option, the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of March 31, 2022, the remaining capacity under the Revolving Credit Facility was $376.5 million.
Based on the terms of the Second Amended and Restated Credit Agreement as of March 31, 2022, the interest rate for the Credit Facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
On March 1, 2021, we exercised our right to draw on the $400M 5-Year Term Loan 2025 to repay CCIT II's existing debt balance in connection with the CCIT II Merger.
On July 14, 2021, we, through the GRT OP, entered into the Third Amendment, which amended the Second Amended and Restated Credit Agreement to decrease the applicable interest rate margin for the $150M 7-Year Term Loan.
Derivative Instruments
As discussed in Note 5, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with certain existing or forecasted, LIBOR-based variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.

The following table sets forth a summary of the interest rate swaps at March 31, 2022 and December 31, 2021 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Asset/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$7,953	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	5,270	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	3,910	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,407)	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	(1,160)	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	(1,154)	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	(1,205)	(5,958)	100,000	100,000
Total				$12,207	$(21,652)	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2022, derivatives where in an asset/liability position are included in the line item "Interest rate swap assets” or “Interest rate swap liability," in the consolidated balance sheets at fair value.
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
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of March 31, 2022, we had sold 35,519,781 shares for approximately $341.1 million in our DRP Offering.
On October 1, 2021, the Company announced a suspension of our DRP, effective October 11, 2021, which remains in effect as of the date of this filing.
Share Redemption Program
Under parameters established by our Board in 2020 under the SRP, redemptions through September 30, 2021 were limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence or incapacitation in accordance with the terms of the SRP, and the quarterly cap on aggregate redemptions was equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions are made within the first three business days of the following quarter. During the three months ended March 31, 2022, we did not redeem any shares.

On October 1, 2021, the Company announced a suspension of our SRP beginning with the next cycle commencing fourth quarter 2021, which suspension remains in effect as of the date of this filing.

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
As of March 31, 2022, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2021.

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

Cash Requirements
The Company’s material cash requirements as of March 31, 2022 including the following contractual obligations (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2022	Thereafter
Outstanding debt obligations (1)	$2,539,316	$7,302	$2,532,014
Interest on outstanding debt obligations (2)	274,717	51,536	223,181
Interest rate swaps (3)	43,867	9,888	33,979
Ground lease obligations	300,126	1,589	298,537
Total	$3,158,026	$70,315	$3,087,711
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at March 31, 2022. Projected interest payments on the KeyBank National Association (“KeyBank”) loans are based on the contractual interest rates in effect at March 31, 2022.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of March 31, 2022.

Capital Expenditures and Tenant Improvement Commitments
As of March 31, 2022, we had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $23.8 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $88.5 million during the three months ended March 31, 2022 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Net cash provided by operating activities	$55,916	$36,741	$19,175
Net cash (used in) provided by investing activities	$(2,534)	$(65,664)	$63,130
Net cash provided by (used in) financing activities	$(36,219)	$(42,440)	$6,221
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2022, we generated $55.9 million in cash from operating activities compared to $36.7 million for the three months ended March 31, 2021. Net cash provided by operating activities before changes in operating assets and liabilities for the three months ended March 31, 2022 increased by approximately $6.3 million to approximately $55.5 million compared to approximately $49.2 million for the three months ended March 31, 2021.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$—	$1,676	$(1,676)
Distributions of capital from investment in unconsolidated entities	—	41	(41)
Total sources of cash (used in) provided by investing activities	$—	$1,717	$(1,717)
Uses of cash for investing activities:
Cash paid in connection with the CCIT II Merger, net of acquisition costs	$—	$(36,746)	$36,746
Payments for construction in progress	(2,280)	(30,489)	28,209
Purchase of investments	(75)	(82)	7
Restricted reserves	(179)	(64)	(115)
Total uses of cash used in investing activities	$(2,534)	$(67,381)	$64,847
Net cash used in investing activities	$(2,534)	$(65,664)	$63,130

Financing Activities. Cash used in financing activities for the three months ended March 31, 2022 and 2021 consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Revolver/KeyBank Loans	$—	$400,000	$(400,000)
Total sources of cash (used in) provided by financing activities	$—	$400,000	$(400,000)
Uses of cash for financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$—	$(415,500)	$415,500
Principal amortization payments on secured indebtedness	(2,199)	(2,418)	219
Offering costs	(14)	(11)	(3)
Deferred financing costs	—	(342)	342
Repurchase of common stock	—	(5,356)	5,356
Distributions to noncontrolling interests	(2,746)	(2,743)	(3)
Distributions to preferred units subject to redemption	(2,516)	(2,359)	(157)
Repurchase of common shares to satisfy employee tax withholding requirements	(459)	(891)	432
Distributions to common stockholders	(28,075)	(12,820)	(15,255)
Finance lease payment	(210)	—	(210)
Total sources of cash used in financing activities	$(36,219)	$(442,440)	$406,221
Net cash (used in) provided by financing activities	$(36,219)	$(42,440)	$6,221
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
•the issuance of additional shares; and
•financings, and refinancings and debt repayment.

Distributions may be funded with operating cash flow from our properties. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the three months ended March 31, 2022 and year ended December 31, 2021 (dollars in thousands):

	Three Months Ended March 31, 2022			Year Ended December 31, 2021
Distributions paid in cash — noncontrolling interests	$2,746			$11,134
Distributions paid in cash — common stockholders	28,075			82,976
Distributions paid in cash — preferred stockholders	2,516			9,542
Distributions of DRP	—			22,886
Total distributions	$33,337	(1)		$126,538
Source of distributions (2)
Paid from cash flows provided by operations	$33,337		100%	$103,652	82%
Offering proceeds from issuance of common stock pursuant to the DRP	—		—%	22,886	18%
Total sources	$33,337	(3)	100%	$126,538	100%

Net cash provided by operating activities	$55,916			$204,979
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of March 31, 2022 were $10.6 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2022, we paid and declared cash distributions of approximately $28.1 million to common stockholders including shares issued pursuant to the DRP and approximately $2.7 million to the limited partners of the GRT OP, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the three months ended March 31, 2022 of approximately $53.2 million and $55.2 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through March 31, 2022, we paid approximately $998.3 million of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $694.8 million.
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
As of March 31, 2022, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $8.2 million). As of December 31, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.1 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of March 31, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of March 31, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2022, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 1, 2021, the Company announced that it suspended the SRP beginning with the next cycle commencing fourth quarter 2021. Therefore, during the quarter ended March 31, 2022, we had no redemptions of common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended March 31, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended March 31, 2022, there were no material changes to the procedures by which security holders may recommend nominees to the Board.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	First Articles of Amendment and Restatement, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q, filed on August 6, 2021, SEC File No. 000-55605
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on July 6, 2021, SEC File No. 000-55605
3.3
Articles Supplementary to First Articles of Amendment and Restatement of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 29, 2016, SEC File No. 000-55605

3.4
Articles Supplementary of Griffin Capital Essential Asset REIT II, Inc., incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 3 to the Registrant’s Registration Statement on Form S-11, filed on September 18, 2017, SEC File No. 333-217223

3.5
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on April 19, 2019, SEC File No. 000-55605

3.6
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

3.7
Articles Supplementary to First Articles of Amendment and Restatement, as amended, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed November 10, 2020, SEC File No. 000-55605

10.1
Sublease executed March 25, 2022, by and between Griffin Capital Company, LLC and Griffin Realty Trust, Inc., incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.2
Letter Agreement dated March 30, 2022, by and among Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Realty Trust, Inc., GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

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

101*
The following Griffin Realty Trust, Inc.. financial information for the period ended March 31, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN REALTY TRUST, INC. (Registrant)
Dated:	May 6, 2022	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer, and Treasurer (Principal Financial Officer)