Form 10-Q
period 2022-06-30
Griffin Realty Trust, Inc.
filed 2022-08-08
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 565,265 shares of Class T common stock, 1,800 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,731 shares of Class I common stock, 24,509,573 shares of Class A common stock, 47,592,118 shares of Class AA common stock, 926,936 shares of Class AAA common stock, and 249,191,116 shares of Class E common stock, for a total of 324,740,552 shares of common stock of Griffin Realty Trust, Inc. outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; the impact of the COVID-19 pandemic and resulting economic disruption on the markets in which we operate and on work-from-home trends, occupancy, rent deferrals and the financial condition of GRT’s tenants; whether any easing of the pandemic or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; future financial and operating results, plans, objectives, expectations and intentions; expected sources of financing and the availability and attractiveness of the terms of any such financing; anticipated asset dispositions, the availability of suitable disposition opportunities; legislative and regulatory changes that could adversely affect our business; whether we will continue to publish our net asset value on an annual basis, more frequently or at all; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry and other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of our Annual Report on Form 10-K. Such statements are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, including without limitation changes in the political and economic climate, economic conditions and fiscal imbalances in the United States, and other major developments, including wars, natural disasters, military actions, and terrorist attacks, epidemics and pandemics, including the outbreak of COVID-19 and its impact on the operations and financial condition of us and the real estate industries in which we operate.
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

Available Information

Our company website address is www.grtreit.com. We use our website as a channel of distribution for important company information. Important information, including press releases and financial information regarding our company, is routinely posted on and accessible on the “Media” section of our website. In addition, we make available on the “SEC Filings” subpage of the “Investors” section of our website free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Further, copies of our Code of Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Directors (the "Board") are also available on the “Governance Documents” subpage of the “Investors” section of our website. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$202,655	$168,618
Restricted cash	19,638	17,522
Real estate:
Land	573,306	584,291
Building and improvements	4,029,828	4,104,782
Tenant origination and absorption cost	853,542	876,324
Construction in progress	4,581	4,763
Total real estate	5,461,257	5,570,160
Less: accumulated depreciation and amortization	(1,066,176)	(993,323)
Total real estate, net	4,395,081	4,576,837
Intangible assets, net	40,179	43,100
Deferred rent receivable	111,507	108,896
Deferred leasing costs, net	48,835	44,505
Goodwill	229,948	229,948
Due from affiliates	226	271
Right of use asset	39,997	39,482
Interest rate swap asset	21,905	3,456
Other assets	39,045	40,382
Total assets	$5,149,016	$5,273,017
LIABILITIES AND EQUITY
Debt, net	$2,529,228	$2,532,377
Restricted reserves	8,417	8,644
Interest rate swap liability	—	25,108
Distributions payable	12,078	12,396
Due to affiliates	1,690	2,418
Intangible liabilities, net	27,420	30,626
Lease liability	52,244	50,896
Accrued expenses and other liabilities	110,815	109,121
Total liabilities	2,741,892	2,771,586
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Noncontrolling interests subject to redemption; 556,099 units as of June 30, 2022 and December 31, 2021	4,671	4,768
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 324,740,552 and 324,638,112 shares outstanding in the aggregate as of June 30, 2022(1) and December 31, 2021, respectively	325	325
Additional paid-in capital	2,954,932	2,951,972
Cumulative distributions	(979,028)	(922,562)
Accumulated earnings	69,927	141,983
Accumulated other comprehensive income (loss)	21,078	(18,708)
Total stockholders’ equity	2,067,234	2,153,010
Noncontrolling interests	210,219	218,653
Total equity	2,277,453	2,371,663
Total liabilities and equity	$5,149,016	$5,273,017
(1) See Note 8, Equity, for the number of shares outstanding of each class of common stock as of June 30, 2022.
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Rental income	$123,073	$118,824	$239,262	$220,179
Expenses:
Property operating expense	14,335	14,425	29,378	28,743
Property tax expense	11,482	10,050	21,515	19,856
Property management fees to non-affiliates	1,045	1,017	2,084	1,998
General and administrative expenses	8,892	10,198	18,415	19,667
Corporate operating expenses to affiliates	416	635	926	1,260
Impairment provision	75,557	—	75,557	4,242
Depreciation and amortization	59,980	55,109	112,843	99,447
Total expenses	171,707	91,434	260,718	175,213
Income before other income and (expenses)	(48,634)	27,390	(21,456)	44,966
Other income (expenses):
Interest expense	(22,366)	(21,492)	(44,032)	(42,177)
Other income, net	(54)	100	47	224
(Loss) gain from disposition of assets	—	(320)	—	(326)
Transaction expense	(5,545)	—	(8,428)	—
Net (loss) income	(76,599)	5,678	(73,869)	2,687
Distributions to redeemable preferred shareholders	(2,516)	(2,359)	(5,032)	(4,718)
Net loss (income) attributable to noncontrolling interests	6,952	(292)	6,933	277
Net income (loss) attributable to controlling interest	(72,163)	3,027	(71,968)	(1,754)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(44)	(88)	(87)
Net (loss) income attributable to common stockholders	$(72,207)	$2,983	$(72,056)	$(1,841)
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.22)	$0.01	$(0.22)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	324,719,145	324,433,017	324,681,374	293,909,092
Cash distributions declared per common share	$0.09	$0.09	$0.17	$0.17
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(76,599)	$5,678	$(73,869)	$2,687
Other comprehensive income:
Change in fair value of swap agreements	9,729	385	43,620	16,832
Total comprehensive income	(66,870)	6,063	(30,249)	19,519
Distributions to redeemable preferred shareholders	(2,516)	(2,359)	(5,032)	(4,718)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(44)	(88)	(87)
Comprehensive loss (income) attributable to noncontrolling interests	6,097	(326)	3,099	(1,505)
Comprehensive (loss) income attributable to common stockholders	$(63,333)	$3,334	$(32,270)	$13,209
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Deferred equity compensation	170,302	—	3,133	—	—	—	3,133	—	3,133
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(99,298)	—	(891)	—	—	—	(891)	—	(891)
Cash distributions to common stockholders	—	—	—	(15,653)	—	—	(15,653)	—	(15,653)
Issuance of shares for distribution reinvestment plan	804,027	2	7,174	(7,166)	—	—	10	—	10
Repurchase of common stock	(772,265)	(1)	(6,919)	—	—	—	(6,920)	—	(6,920)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	1,781	—	—	—	1,781	—	1,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(5)	(5)
Offering costs	—	—	(11)	—	—	—	(11)	—	(11)
Net Income	—	—	—	—	(4,824)	—	(4,824)	(569)	(5,393)
Other comprehensive income	—	—	—	—	—	14,699	14,699	1,748	16,447
Balance as of March 31, 2021	323,881,102	$324	$2,945,517	$(836,711)	$135,530	$(33,302)	$2,211,358	$224,995	$2,436,353
Deferred equity compensation	44,945	—	2,116	—	—	—	2,116	—	2,116
Cash distributions to common stockholders	—	—	—	(20,553)	—	—	(20,553)	—	(20,553)
Issuance of shares for distribution reinvestment plan	856,120	1	7,713	(7,861)	—	—	(147)	—	(147)
Repurchase of common stock	(871,550)	(1)	(7,892)	—	—	—	(7,893)	—	(7,893)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	256	—	—	—	256	—	256
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(10)	—	—	—	(10)	—	(10)
Net income	—	—	—	—	2,983	—	2,983	292	3,275
Other comprehensive income	—	—	—	—	—	351	351	34	385
Balance as of June 30, 2021	323,910,617	$324	$2,947,700	$(865,125)	$138,513	$(32,951)	$2,188,461	$222,558	$2,411,019

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2021	324,638,112	$325	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	128,235	—	1,757	—	—	—	1,757	—	1,757
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(50,587)	—	(459)	—	—	—	(459)	—	(459)
Cash distributions to common stockholders	—	—	—	(28,073)	—	—	(28,073)	—	(28,073)
Reversal of shares for distribution reinvestment plan	(15)	—	—	—	—	—	—	—	—
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	99	99
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(14)	—	—	—	(14)	—	(14)
Net income	—	—	—	—	151	—	151	19	170
Other comprehensive income	—	—	—	—	—	30,912	30,912	2,979	33,891
Balance as of March 31, 2022	324,715,745	$325	$2,953,256	$(950,635)	$142,134	$12,204	$2,157,284	$219,048	$2,376,332
Deferred equity compensation	24,807	—	1,685	—	—	—	1,685	—	1,685
Cash distributions to common stockholders	—	—	—	(28,393)	—	—	(28,393)	—	(28,393)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(72,207)	—	(72,207)	(6,952)	(79,159)
Other comprehensive income	—	—	—	—	—	8,874	8,874	855	9,729
Balance as of June 30, 2022	324,740,552	$325	$2,954,932	$(979,028)	$69,927	$21,078	$2,067,234	$210,219	$2,277,453

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net (loss) income	$(73,869)	$2,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	64,587	59,279
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	48,996	40,667
Amortization of below market leases, net	(846)	206
Amortization of deferred financing costs and debt premium	1,834	1,771
Amortization of swap interest	63	63
Deferred rent	(5,553)	(5,512)
Loss from sale of depreciable operating property	—	326
Gain on fair value of earn-out	—	(32)
Income from investment in unconsolidated entities	—	(8)
Loss from investments	158	104
Impairment provision	75,557	4,242
Stock-based compensation	3,442	3,829
Change in operating assets and liabilities:
Deferred leasing costs and other assets	592	1,852
Restricted reserves	—	248
Accrued expenses and other liabilities	1,107	(14,466)
Due to affiliates, net	(659)	(383)
Net cash provided by operating activities	115,409	94,873
Investing Activities:
Cash acquired in connection with the CCIT II Merger, net of acquisition costs	—	(36,746)
Proceeds from disposition of properties	—	22,408
Restricted reserves	(227)	2,855
Payments for construction in progress	(5,842)	(42,357)
Distributions of capital from investment in unconsolidated entities	—	42
Purchase of investments	(143)	(170)
Net cash used in investing activities	(6,212)	(53,968)
Financing Activities:
Principal payoff of indebtedness - CCIT II Credit Facility	—	(415,500)
Proceeds from borrowings - Term Loan	—	400,000
Repurchase of common shares to satisfy employee tax withholding requirements	(459)	(891)
Principal amortization payments on secured indebtedness	(4,605)	(4,833)
Deferred financing costs	(375)	(342)
Offering costs	(23)	(23)
Repurchase of common stock	—	(12,293)
Distributions to noncontrolling interests	(5,553)	(5,550)
Distributions to preferred units subject to redemption	(5,031)	(4,719)
Distributions to common stockholders	(56,777)	(33,833)
Financing lease payment	(221)	—
Net cash used in financing activities	(73,044)	(77,984)
Net increase (decrease) in cash, cash equivalents and restricted cash	36,153	(37,079)
Cash, cash equivalents and restricted cash at the beginning of the period	186,140	203,306
Cash, cash equivalents and restricted cash at the end of the period	$222,293	$166,227

	Six Months Ended June 30,
	2022	2021
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase in fair value swap agreement	$43,620	$16,832
Accrued tenant obligations	$6,552	$10,782
Distributions payable to common stockholders	$9,361	$9,376
Distributions payable to noncontrolling interests	$915	$915
Common stock issued pursuant to the distribution reinvestment plan	$—	$14,888
Common stock redemptions funded subsequent to period-end	$—	$7,865
Net assets acquired in CCIT II Merger in exchange for common shares	$—	$838,315
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,358	$—
Accrued for construction in progress	$1,545	$979
Capitalized transaction costs accrued	$—	$2,036
Capitalized transaction costs paid in prior period	$—	$2,130

See accompanying notes.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
The GRT OP owns, directly or indirectly, all of the properties that the Company has acquired. As of June 30, 2022, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GRT OP (“GRT OP Units”), (ii), the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GRT OP, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Company's Board of Directors (the “Board”), Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GRT OP Units are owned by unaffiliated third parties. The GRT OP may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GRT OP.
As of June 30, 2022, the Company had issued 287,136,954 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, distribution reinvestment plan (“DRP”) offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 324,740,552 shares of common stock outstanding as of June 30, 2022, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of June 30, 2022 and December 31, 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. Unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested restricted stock units using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding - diluted, as the inclusion would have been anti-dilutive for the six months ended June 30, 2022 and 2021. Total excluded shares were 1,499,148 and 1,014,867 for the six months ended June 30, 2022 and 2021, respectively.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of June 30, 2022, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3.     Real Estate
As of June 30, 2022, the Company’s real estate portfolio consisted of 121 properties and one land parcel held for future development, in 26 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $5.3 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the six months ended June 30, 2022 was $64.6 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the six months ended June 30, 2022, was $48.3 million.
Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
In-place lease valuation (above market)	$49,578	$49,578
In-place lease valuation (above market) - accumulated amortization	(37,216)	(35,049)
In-place lease valuation (above market), net	12,362	14,529

Ground leasehold interest (below market)	2,254	2,254
Ground leasehold interest (below market) - accumulated amortization	(233)	(219)
Ground leasehold interest (below market), net	2,021	2,035

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(6,232)	(5,492)
Intangibles - other, net	25,796	26,536
Intangible assets, net	$40,179	$43,100

In-place lease valuation (below market)	$(77,859)	$(77,859)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(294)	(329)
In-place lease valuation & land leasehold interest - accumulated amortization	53,805	50,634
Intangible liabilities, net	$(27,420)	$(30,626)

Tenant origination and absorption cost	$853,542	$876,324
Tenant origination and absorption cost - accumulated amortization	(497,627)	(473,893)
Tenant origination and absorption cost, net	$355,915	$402,431

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of June 30, 2022 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
Remaining 2022	$(1,080)	$35,835	$(146)	$753	$3,247
2023	$(2,638)	$65,299	$(290)	$1,494	$6,520
2024	$(1,788)	$51,641	$(291)	$1,498	$6,415
2025	$(1,322)	$41,028	$(290)	$1,494	$6,528
2026	$(1,169)	$36,620	$(290)	$1,494	$5,833
2027	$(790)	$30,883	$(290)	$1,494	$5,031

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

	Balance as of
	June 30, 2022	December 31, 2021
Cash reserves	$17,315	$15,234
Restricted lockbox	2,323	2,288
Total	$19,638	$17,522

Impairments
During the six months ended June 30, 2022, the Company recorded an impairment provision of approximately $75.6 million as it was determined that the carrying value of the real estate would not be recoverable on four properties located in the Midwest and Southwest of the United States. This impairment resulted from changes in longer absorption periods, lower market rents and shorter anticipated hold periods. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 7, Fair Value Measurements, for details.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

4.     Debt
As of June 30, 2022 and December 31, 2021, the Company’s debt consisted of the following:

	June 30, 2022	December 31, 2021	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$19,390	$19,669	4.18%	April 2023	4.00%
Midland Mortgage Loan	94,856	95,792	3.94%	April 2023	3.15%
Samsonite Loan	18,564	19,114	6.08%	September 2023	5.04%
Highway 94 Loan	13,241	13,732	3.75%	August 2024	4.91%
Pepsi Bottling Ventures Loan	18,029	18,218	3.69%	October 2024	3.92%
AIG Loan II	123,479	124,606	4.15%	November 2025	4.94%
BOA Loan	375,000	375,000	3.77%	October 2027	3.91%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	100,851	101,884	4.96%	February 2029	5.09%
Total Mortgage Debt	1,013,410	1,018,015
Revolving Credit Facility (3)	373,500	373,500	LIBO Rate + 1.45%	September 2023	2.58%
2023 Term Loan	200,000	200,000	LIBO Rate + 1.40%	June 2023	2.56%
2024 Term Loan	400,000	400,000	LIBO Rate + 1.40%	April 2024	2.55%
2025 Term Loan	400,000	400,000	LIBO Rate + 1.40%	December 2025	2.64%
2026 Term Loan	150,000	150,000	LIBO Rate + 1.40%	April 2026	2.56%
Total Debt	2,536,910	2,541,515
Unamortized Deferred Financing Costs and Discounts, net	(7,682)	(9,138)
Total Debt, net	$2,529,228	$2,532,377
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of June 30, 2022 was 3.45% for both the Company’s fixed-rate and variable-rate debt combined and 3.86% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of June 30, 2022 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The LIBO rate as of June 30, 2022 (effective date) was 1.07%. The Revolving Credit Facility had an initial term of approximately three years, and was initially scheduled to mature on June 28, 2022. The Company elected to extend the maturity until September 28, 2022 and the Company has a series of additional three month extension options (December 28, 2022, March 28, 2023, and June 28, 2023). See discussion below.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020, and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 and the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the GRT OP, as the borrower, have been provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) initially scheduled to mature in June 2022 with (subject to the satisfaction of certain customary conditions) four three-month extension options, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of June 30, 2022, the remaining undrawn capacity under the Revolving Credit Facility was $363.7 million.
Based on the terms as of June 30, 2022, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GRT OP, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15%. If the

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from LIBOR plus 1.90% to LIBOR plus 1.75%.
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
June 30, 2022
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
Fourth Amendment to the Second Amended and Restated Credit Agreement
Pursuant to the Fourth Amendment to the Second Amended and Restated Credit Agreement (the “Fourth Amendment”), dated April 28, 2022, the Company amended the Company’s maturity extension option on the Revolving Credit Facility from a one-year extension option (to June 2023) to a series of three-month extension options (to September 28, 2022, December 28, 2022, March 28, 2023, and June 28, 2023, respectively). The exercise of each extension option requires the payment of a fee of 0.05% on the extended revolving loan commitments and is subject to certain other customary conditions. On May 24, 2022, the Company exercised the first three-month extension option on the Revolving Credit Facility, which extends the maturity date from June 28, 2022 to September 28, 2022.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GRT OP, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2022.

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth a summary of the interest rate swaps at June 30, 2022 and December 31, 2021:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$9,391	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	6,248	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	4,636	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	516	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	384	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	387	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	343	(5,958)	100,000	100,000
Total				$21,905	$(21,652)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of June 30, 2022, derivatives in an asset position are included in the line item “Interest rate swap asset” in the consolidated balance sheets at fair value. The LIBO rate as of June 30, 2022 (effective date) was 1.07%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2022	2021
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivatives	$(37,886)	$(9,796)
Amount of (income) loss reclassified from AOCI into earnings under “Interest expense”	$(5,734)	$(7,036)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$44,032	$42,177
During the twelve months subsequent to June 30, 2022, the Company estimates that an additional $8.6 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of June 30, 2022, there were no swaps in a liability position. As of December 31, 2021, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $25.1 million. As of June 30, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

6.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Prepaid tenant rent	$20,035	$26,477
Real estate taxes payable	14,795	14,751
Interest payable	12,636	9,683
Property operating expense payable	8,447	11,126
Deferred compensation	7,861	10,119
Accrued tenant improvements	6,552	10,123
Other liabilities	40,489	26,842
Total	$110,815	$109,121

7.     Fair Value Measurements

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2022 and the year ended December 31, 2021.

The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2022 and December 31, 2021:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2022
Interest Rate Swap Asset	$21,905	$—	$21,905	$—
Corporate Owned Life Insurance Asset	$6,183	$—	$6,183	$—
Mutual Funds Asset	$5,086	$5,086	$—	$—

December 31, 2021
Interest Rate Swap Asset	$3,456	$—	$3,456	$—
Interest Rate Swap Liability	$(25,108)	$—	$(25,108)	$—
Corporate Owned Life Insurance Asset	$6,875	$—	$6,875	$—
Mutual Funds Asset	$5,543	$5,543	$—	$—

Real Estate

As of June 30, 2022, in connection with the preparation and review of the Company's financial statements, the Company determined that four of the Company's properties were impaired based upon discounted cash flow analyses where the most

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

significant inputs were the market rental rates, terminal capitalization rate, discount rate and expected hold period. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the six months ended June 30, 2022:

	Range of Inputs or Inputs
Unobservable Inputs:	Midwest Properties	Southwest Property
Market rent per square foot	$8.50 to $12.75	$18.00
Terminal capitalization rate	9.50% to 11.25%	7.23%
Discount rate	10.25% to 14.00%	8.60%
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 4, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2022 and December 31, 2021.
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

	June 30, 2022		December 31, 2021
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$327,714	$375,000	$349,082	$375,000
BOA/KeyBank Loan	237,085	250,000	260,378	250,000
AIG Loan II	114,120	123,479	120,141	124,606
AIG Loan	91,873	100,851	99,697	101,884
Midland Mortgage Loan	94,856	94,856	95,720	95,792
Samsonite Loan	18,564	18,564	19,366	19,114
HealthSpring Mortgage Loan	19,390	19,390	19,639	19,669
Pepsi Bottling Ventures Loan	17,408	18,029	18,262	18,218
Highway 94 Loan	12,493	13,241	13,360	13,732
Total	$933,503	$1,013,410	$995,645	$1,018,015
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2022 and December 31, 2021. See Note 4, Debt, for details.

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
The following table sets forth the classes of outstanding common stock as of June 30, 2022 and December 31, 2021.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	As of
	June 30, 2022	December 31, 2021
Class A	24,509,573	24,509,573
Class AA	47,592,118	47,592,118
Class AAA	926,936	926,936
Class D	42,013	42,013
Class E	249,191,116	249,088,676
Class I	1,911,731	1,911,731
Class S	1,800	1,800
Class T	565,265	565,265
Common Equity
As of June 30, 2022, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of June 30, 2022, there were 324,740,552 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
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
On October 1, 2021, the Board approved a suspension of the DRP, effective October 11, 2021.
The following table summarizes the DRP offerings, by share class, as of June 30, 2022:

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Share Class	Amount	Shares
Class A	$9,687	1,052,170
Class AA	19,047	2,068,367
Class AAA	290	31,521
Class D	21	2,231
Class E	311,405	32,299,362
Class I	437	47,028
Class S	—	12
Class T	177	19,090
Total	$341,064	35,519,781
As of June 30, 2022 and December 31, 2021, the Company had issued approximately $341.1 million and $341.1 million in shares pursuant to the DRP offerings, respectively.
Share Redemption Program (SRP)
The Company has adopted the SRP which enables stockholders to sell their common stock to the Company in limited circumstances. On October 1, 2021, the Company announced that it had suspended the SRP beginning with the next cycle, which commenced during fourth quarter 2021. On August 5, the Company announced that it had amended and restated the SRP and that the SRP would resume August 5, 2022, with the next applicable redemption date occurring September 30, 2022. As was the case prior to the SRP’s most recent suspension, the SRP will continue to be available only for redemptions in connection with a holder’s death, disability or incompetence. The amended and restated SRP differs from the prior SRP in a number of respects, including, among other things, that the cap on quarterly redemptions is no longer tied to the NAV of shares issued under the DRP but rather is a dollar amount to be set by the Board and disclosed by the Company. Quarterly redemptions will be capped at $5 million (or some other quarterly or annual amount determined by the Board and announced at least 10 business days before the applicable redemption date). In addition, during any calendar year, with respect to each share class, the Company may redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.

Under the SRP, the Company will redeem shares as of the last business day of each quarter. The redemption price will be equal to the most recently published NAV per share for the applicable class prior to quarter end. Redemption requests must be received by 3:00 p.m. (Central time) one business day before on the last business day of the applicable quarter. Redemption requests exceeding the quarterly cap will be filled on a pro rata basis, except that if pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, then the Company will redeem all of such stockholder’s shares. All unsatisfied redemption requests will be treated as a request for redemption at the redemption date unless withdrawn by the stockholder.
The following table summarizes share redemption (excluding the self-tender offer) activity during the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Shares of common stock redeemed	—	871,550	—	1,643,814
Weighted average price per share	$—	$9.06	$—	$9.01
Since July 31, 2014 and through June 30, 2022, the Company had redeemed 28,304,928 shares (excluding the self-tender offer) of common stock for approximately $265.5 million at a weighted average price per share of $9.38 pursuant to the SRP.
Issuance of Restricted Stock Units to Executive Officers, Employees and Directors
The restricted stock units ("RSUs") granted from 2019 through 2021 (no additional RSUs have been granted as of June 30, 2022) were pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of awards to the Company’s directors, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

rights, distribution equivalent rights and other equity-based awards. The stock-based payments are measured at fair value and recognized as compensation expense over the vesting period. At the 2020 annual meeting of stockholders, stockholders approved an amended and restated Plan (the “Amended and Restated Plan”) that reduced the maximum number of shares authorized under the Plan to 7,000,000 shares, among other changes. Awards that vest or are granted on or after March 30, 2020 (the effective date of the Amended and Restated Plan) are subject to the terms and provisions of the Amended and Restated Plan. As of June 30, 2022, approximately 5,494,646 shares were available for future issuance under the Amended and Restated Plan.
As of June 30, 2022, there was $9.1 million of unrecognized compensation expense remaining, which vests between half a year and four years.

Total compensation expense for the three months ended June 30, 2022 and 2021 was approximately $1.7 million and $2.1 million, respectively. Compensation expense for six months ended June 30, 2022 and 2021 was approximately $3.4 million and $3.8 million, respectively.

The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(222,367)	$9.10
Vested	(812,111)	$9.24
Balance at December 31, 2021	1,528,613
Granted	—	$—
Forfeited	(65,028)	$9.09
Vested(1)	(128,235)	$8.97
Balance at June 30, 2022	1,335,350
(1)    Total shares vested include 50,587 shares of common stock that were tendered by employees during the six months ended June 30, 2022 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.
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
As of June 30, 2022, noncontrolling interests were approximately 9.0% of total shares and 8.8% of weighted average shares outstanding (both measures assuming GRT OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GRT OP, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

As of June 30, 2022, the limited partners of the GRT OP owned approximately 31.8 million GRT OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the self-administration transaction and other services. In addition, 0.2 million GRT OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

or a portion of their GRT OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GRT OP Units in the respective transaction.
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
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2022 and year ended December 31, 2021:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	$218,653	$226,550
Reclass of noncontrolling interest subject to redemption	99	(159)
Distributions to noncontrolling interests	(5,426)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(8)	(18)
Allocated net (loss) income	(6,933)	66
Allocated other comprehensive income (loss)	3,834	3,156
Ending balance	$210,219	$218,653

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

10.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the six months ended June 30, 2022 and 2021, respectively, and any related amounts receivable and payable as of June 30, 2022 and December 31, 2021:

	Incurred for the Six Months Ended		Receivable as of
	June 30,		June 30,	December 31,
	2022	2021	2022	2021
Due from GCC
Reimbursable Expense Allocation	$—	$—	$11	$11
Payroll/Expense Allocation	5	10	215	260
Total	$5	$10	$226	$271

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Six Months Ended		Payable as of
	June 30,		June 30,	December 31,
	2022	2021	2022	2021
Expensed
Costs advanced by the advisor	$649	$1,070	$235	$929
Administrative reimbursement	925	1,260	482	461
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	166	197
Stockholder Servicing Fee	—	—	92	92
Other
Distributions	4,308	4,308	715	739
Total	$5,882	$6,638	$1,690	$2,418
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
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement, the Company is required to pay to the dealer manager a distribution fee for ongoing services rendered to stockholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrues daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month.
Conflicts of Interest
Administrative Services Agreement
In connection with EA-1’s self-administration transaction, the Company, GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc, and Griffin Capital Real Estate Company, LLC, on the one hand, and GCC and Griffin Capital, LLC (“GC LLC”), on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC and GC LLC continue to provide certain operational and administrative services at cost to Company. The Company’s Executive Chairman is also the Chief Executive Officer of and controls GCC, which is the sole member of GC LLC. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such services until such items are terminated from the ASA. Such costs are reconciled periodically and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services. On March 30, 2022 and June 30, 2022, the Company amended the ASA to reduce the scope of services provided, including removing the provision of office space and advisor services. Following such amendments, GCC and GC LLC are obligated to provide the Company with human resources support, and general corporate support on an as-needed basis.
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The Sublease provides for initial monthly base rent of $0.05 million, subject to annual escalations of 3% as well as additional rent for certain operating expenses for the Building and portions of the Campus. The Company’s Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI.
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
The Company recognized $193.4 million and $182.3 million of lease income related to operating lease payments for the six months ended June 30, 2022 and 2021, respectively.
The Company's current leases have expirations ranging from 2022 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2022:

As of June 30, 2022
Remaining 2022	$188,523
2023	372,475
2024	334,201
2025	295,445
2026	270,736
Thereafter	1,078,946
Total	$2,540,326
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of June 30, 2022, the Company had six ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately three years and no option to renew.
On March 25, 2022, the Company executed a sublease agreement with GCC for the building which is the Company’s corporate headquarters (See Note 10, Related Party Transactions, for details). The Company leases office space as part of conducting day-to-day business in El Segundo. The Company's office space lease has a remaining lease term of approximately two years and one option to renew for a period of five years. As of June 30, 2022, the Company recorded a lease liability and a right-of-use asset for approximately $1.1 million and is included in Right of Use Asset and Lease Liability on the Company’s consolidated balance sheet.

The Company incurred operating lease costs of approximately $2.2 million for the six months ended June 30, 2022 and $1.8 million for the six months ended June 30, 2021, which are included in “Property Operating Expense” in the accompanying

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for the six months ended June 30, 2022 and $0.8 million for the six months ended June 30, 2021.
The following table sets forth the weighted-average for the lease term and the discount rate as of June 30, 2022:

	As of June 30, 2022
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	76 years	16 years
Weighted-average discount rate (1)	4.91%	3.26%
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
Maturities of lease liabilities as of June 30, 2022 were as follows:

	As of June 30, 2022
	Operating	Financing
Remaining 2022	$1,164	$338
2023	2,384	355
2024	2,140	360
2025	1,801	365
2026	1,734	375
2026	1,764	381
Thereafter	282,750	3,458
Total undiscounted lease payments	293,737	5,632
Less: imputed interest	(244,977)	(2,148)
Total lease liabilities	$48,760	$3,484

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
Capital Expenditures and Tenant Improvement Commitments
As of June 30, 2022, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $42.0 million.
13.     Declaration of Distributions
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
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
stockholders of record at the close of each business day for the period commencing on May 1, 2022 and ending on May 31, 2022. The Company paid such distributions to each stockholder of record on June 1, 2022.

On May 20, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on June 1, 2022 and ending on June 30, 2022. The Company paid such distributions to each stockholder of record on July 1, 2022.

On June 1, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on July 1, 2022 and ending on July 31, 2022. The Company paid such distributions to each stockholder of record on August 1, 2022.

On June 30, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on August 1, 2022 and ending on August 31, 2022. The Company intends to pay such distributions to each stockholder of record at such time in September 2022 as determined by the Chief Executive Officer.

14.    Subsequent Events
Cash Distributions
On August 3, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on September 1, 2022 and ending on September 30, 2022. The Company intends to pay such distributions to each stockholder of record at such time in October 2022 as determined by the Chief Executive Officer.

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
Overview
Griffin Realty Trust, Inc. is an internally managed, publicly-registered, non-traded REIT. We are committed to creating exceptional value for all of our stakeholders through the ownership and operation of a diversified portfolio of strategically-located, high-quality, business-essential office and industrial properties that are primarily leased to nationally recognized single tenants we have determined to be creditworthy.
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

As of June 30, 2022, we owned 121 properties and one land parcel in 26 states. Our contractual base rent before abatements and deducting base year operating expenses for gross and modified gross leases (“Annualized Base Rents”) as of June 30, 2022 is approximately $360.6 million. As of June 30, 2022 our portfolio was approximately 93.0% leased (based on square footage), 92.7% occupied (based on square footage) with a weighted average remaining lease term of 6.1 years, and had a weighted average annual rent increases of approximately 2.0%. Approximately 66.2% of our Annualized Base Rents as of June 30, 2022 is expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single Nationally Recognized Statistical Rating Organization (“NRSRO”) would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs; moreover, because we provide credit ratings for some companies that are non-guarantor parents of our tenants, such credit ratings may not be indicative of the creditworthiness of the relevant tenants.

COVID-19 and Outlook
We are closely monitoring the continued impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted, and may continue to impact, our tenants and business partners. We cannot predict when pandemic related restrictions currently in place will be lifted to some extent or entirely, and to whether or not restrictions though currently lifted, may later be put back in place. Demand for office space nationwide has declined and may continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy. We expect such decline in demand for office space to have a negative impact on our ability to renew and replace office leases as they expire, including the office leases in the more than 8.7% of lease expirations (as a percentage of Annualized Base Rent) that are scheduled to occur prior to or at the end of 2023. See “–Revenue Concentration” below.

While we did not incur significant disruptions from the COVID-19 pandemic during the six months ended June 30, 2022, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. As of August 5, we have received approximately 100% of our portfolio rent payments for April-July. We are unable to predict the amount of future rent relief inquiries and our prior rent collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

NAV and NAV per Share Calculation
On October 1, 2021, we reported that we had temporarily suspended our quarterly publishing of NAV per share of common stock. Our Board authorized the suspension in light of us being in pursuit of certain strategic initiatives. The Board has determined it is appropriate for us to resume publishing the NAV per share of common stock and to plan to continue doing so on an annual basis (or more frequently should the Board determine that it is in our best interest to do so in light of significant developments that could affect NAV per share).

Set forth are the components of NAV as of June 30, 2022 and 2021, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

	June 30, 2022	June 30, 2021
Real Estate Asset Fair Value (Industrial)	$1,102,203	$977,261
Real Estate Asset Fair Value (Office, including land parcel)	3,712,649	4,639,644
Goodwill (Management Company Value)	230,000	230,000
Interest Rate Swaps at Fair Value	21,462	(39,317)
Perpetual Convertible Preferred Stock	(125,000)	(125,000)
Other Assets, net	156,860	96,635
Total Debt at Fair Value	(2,457,002)	(2,537,117)
Consolidated NAV	$2,641,172	$3,242,106

Total Shares and OP Units Outstanding	355,905,189	356,167,456
Consolidated NAV per share	$7.42	$9.10

The following table sets forth the changes to the components of NAV for the Registrant and the reconciliation of NAV changes for each class of shares (dollars in thousands, except share and per share amounts):

	Share Classes
	Class T	Class S	Class D	Class I	Class E	IPO (1)	OP Units	Total

NAV as of June 30, 2021	$5,193	$16	$382	$17,565	$2,267,807	$660,434	$290,709	$3,242,106
Fund level changes to NAV
Unrealized gain on net assets	(911)	(3)	(68)	(3,075)	(395,791)	(115,270)	(50,771)	(565,889)
Unrealized loss on interest rate swaps	98	—	7	330	42,495	12,392	5,457	60,779
Dividend accrual	(109)	—	(10)	(502)	(65,243)	(19,196)	(8,365)	(93,425)
Class specific changes to NAV
Stockholder servicing fees/distribution fees	(40)	—	(1)	—	—	—	—	(41)
NAV as of June 30, 2022 before share/unit sale/redemption activity	$4,231	$13	$310	$14,318	$1,849,268	$538,360	$237,030	$2,643,530

Shares/ OP Units sale/redemption activity- Dollars
Amount sold	$22	$—	$3	$124	$8,732	$2,767	$—	$11,648
Amount redeemed and to be paid	—	—	—	(79)	(10,732)	(3,195)	—	(14,006)
NAV as of June 30, 2022	$4,253	$13	$313	$14,363	$1,847,268	$537,932	$237,030	$2,641,172

Shares/ OP Units outstanding as of June 30, 2021	562,852	1,802	41,709	1,907,000	248,738,990	73,076,204	31,838,899	356,167,456
Shares/ OP Units sold	2,408	—	309	13,432	958,493	306,677	—	1,281,319
Shares/ OP Units redeemed	—	—	—	(8,610)	(1,180,723)	(354,253)	—	(1,543,586)
Shares/units outstanding as of June 30, 2022	565,260	1,802	42,018	1,911,822	248,516,760	73,028,628	31,838,899	355,905,189

NAV per share as of June 30, 2021	$9.23	$9.22	$9.21	$9.21	$9.12	$9.04		$9.10
Change in NAV per share/unit	(1.70)	(1.70)	(1.70)	(1.70)	(1.69)	(1.67)		(1.68)
NAV per share as of June 30, 2022	$7.53	$7.52	$7.51	$7.51	$7.43	$7.37		$7.42
(1) IPO shares include Class A, Class AA, and Class AAA shares.

Our valuation methodology began with appraisals of each of our 121 developed real estate assets as of June 30, 2022. Our independent valuation firm utilized the discounted cash flow approach to create a range of values for each of these developed properties. With respect to the Lynnwood land parcel, the independent valuation firm relied on the comparable market transactions approach.

The independent valuation firm calculated the discounted cash flow value of each of the 121 developed properties by applying ranges of discount rates and terminal capitalization rates to property-level cash flow estimates. These ranges were developed based on comparable market transactions and were adjusted for unique property- and market-specific factors. The independent valuation firm determined that the value of the land parcel remained consistent with its previously ascribed value after consideration of recent comparable transactions.

The following reflects (i) the range of real estate values, cash flow discount rates and terminal capitalization rates for the 121 developed properties using the discounted cash flow approach, and (ii) the land parcel value, consistent with its previously ascribed value.

Industrial Valuation Rates (Wtd. Avg.)
	Low	Midpoint	High
Cash Flow Discount Rate	5.87%	6.13%	6.38%
Terminal Capitalization Rate	4.87%	5.12%	5.38%

Office Valuation Rates (Wtd. Avg.)
	Low	Midpoint	High
Cash Flow Discount Rate	7.92%	8.18%	8.43%
Terminal Capitalization Rate	7.14%	7.40%	7.64%

Real Estate Values (in thousands, except per share amount)
	Low	Midpoint	High
Industrial	$1,102,203	$1,160,787	$1,225,884
Office, including land parcel	3,712,649	3,860,354	4,019,094
Total Real Estate Value	$4,814,852	$5,021,141	$5,244,978
Impact to NAV Per Share	$—	$0.58	$1.21

Valuations for most property types continue to fluctuate due to weakness in current real estate capital markets as a result of economic uncertainty, rising concern about inflation and higher interest rates, and the reluctance to transact in various asset classes. The markets are causing office and industrial assets to experience divergent prospects: office valuations have been negatively impacted due to, among other things, pandemic-related work-from-home trends. Industrial valuations have generally improved over the last year due to, among other things, increased demand for warehouse and distribution infrastructure to meet the needs of increased e-commerce. Given this market volatility, and our own observations as we pursue sales of properties as part of our strategic monetization plan, in determining our updated NAV we selected the lower end of the range of real estate values calculated by our independent valuation firm. Our NAV estimates may be updated in the future as a result of our future transaction activity or other significant developments that could affect our NAV per share.

Revenue Concentration
No tenant or property, based on Annualized Base Rents as of June 30, 2022, pursuant to the respective in-place leases, was greater than 4.5% as of June 30, 2022.

The percentage of Annualized Base Rents as of June 30, 2022 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rents (unaudited)	Number of Properties	Percentage of Annualized Base Rents
Texas	$42,117	14	11.7%
California	39,160	9	10.9
Arizona	34,152	10	9.5
Ohio	26,838	12	7.4
Georgia	24,933	5	6.9
Illinois	21,613	7	6.0
New Jersey	18,352	5	5.1
North Carolina	17,564	9	4.9
Massachusetts	16,673	5	4.6
Colorado	15,835	6	4.4
All Others (1)	103,348	39	28.6
Total	$360,585	121	100.0%

(1)     All others are 3.7% or less of Annualized Base Rents on an individual state basis.
The percentage of Annualized Base Rents as of June 30, 2022, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rents (unaudited)	Number of Lessees	Percentage of Annualized Base Rents
Capital Goods	$47,270	21	13.1%
Materials	29,228	10	8.1
Health Care Equipment & Services	28,241	11	7.8
Consumer Services	27,660	12	7.7
Insurance	26,598	11	7.4
Telecommunication Services	19,327	5	5.4
Diversified Financials	19,097	7	5.3
Technology Hardware & Equipment	18,619	6	5.2
Retailing	18,285	7	5.1
Consumer Durables & Apparel	17,717	8	4.9
All Others (2)	108,543	36	30.0
Total	$360,585	134	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.6% of total Annualized Base Rents on an individual industry basis.

The percentage of Annualized Base Rents as of June 30, 2022, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rents	Percentage of Annualized Base Rents
Amazon.com Inc.	$16,176	4.5%
Keurig Dr. Pepper, Inc.	$11,419	3.2%
General Electric Company	$11,379	3.2%
Wood Group USA, Inc.	$10,036	2.8%
Southern Company Services, Inc.	$9,043	2.5%
LPL Holdings, Inc.	$8,404	2.3%
Freeport Minerals Corporation	$7,867	2.2%
State Farm Mutual Automobile Insurance Company	$7,488	2.1%
DigitalGlobe, Inc.	$7,351	2.0%
RH	$7,196	2.0%
The tenant lease expirations by year based on Annualized Base Rents as of June 30, 2022 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rents	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rents
2022	$4,630	3	523,500	1.3%
2023	26,636	12	1,069,300	7.4
2024	47,728	20	4,347,900	13.2
2025	37,064	23	2,722,300	10.3
2026	24,382	10	2,142,600	6.8
2027	33,815	15	1,596,000	9.4
>2028	186,330	71	14,692,500	51.6
Vacant	—	—	2,048,400	—
Total	$360,585	154	29,142,500	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 4.8% of our Annualized Base Rents will expire during the period from July 1, 2022 to June 30, 2023. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from July 1, 2022 to June 30, 2023, thereby resulting in revenue that may differ from the current in-place rents.
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

Same Store Analysis
For the three months ended June 30, 2022, our "Same Store" portfolio consisted of 121 properties, encompassing approximately 29.2 million square feet, with an acquisition value of $5.3 billion and Annualized Base Rents as of June 30, 2022 of $360.6 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 121 properties for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$123,076	$118,816	$4,260	4%
Property operating expense	14,334	14,235	99	1%
Property management fees to non-affiliates	1,045	1,004	41	4%
Property tax expense	11,500	10,571	929	9%
Depreciation and amortization	59,975	55,105	4,870	9%
Rental Income
The increase in rental income during the three months ended June 30, 2022 compared to the same period a year ago is primarily the result of (1) an increase of approximately $6.3 million in termination income in the three months ended June 30, 2022; and (2) approximately $1.3 million in leasing activity and amendments to existing tenant leases; offset by (3) approximately $3.8 million in expiring leases, terminations and amendments to existing leases.
Property tax
The increase in property tax expense during the three months ended June 30, 2022 compared to the same period a year ago is primarily the result of (1) approximately $0.8 million due to three properties becoming landlord-managed in 2022; and (2) approximately $0.1 million due to an increase in special assessments, consulting fees, property value and tax rates.
Depreciation and Amortization
Depreciation and amortization increased by approximately $4.9 million during the three months ended June 30, 2022 as a result of (1) approximately $4.8 million in accelerated amortization of intangibles due to early terminated leases; and (2) approximately $0.2 million of new fixed assets being placed into service.
For the six months ended June 30, 2022, our “Same Store” portfolio consisted of 95 properties, encompassing approximately 25.2 million square feet, with an acquisition value of $4.0 billion and annualized base rents of $287.8 million as of June 30, 2022. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 95 properties for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$193,735	$189,365	$4,370	2%
Property operating expense	24,823	24,759	64	—%
Property management fees to non-affiliates	1,753	1,687	66	4%
Property tax expense	18,109	18,189	(80)	—%
Depreciation and amortization	84,509	80,173	4,336	5%
Depreciation and Amortization
Depreciation and amortization increased by approximately $4.3 million during the six months ended June 30, 2022 as a result of (1) $3.6 million in accelerated amortization due to terminated leases; and (2) approximately $0.7 million of new fixed assets being placed into service.
Portfolio Analysis
Comparison of the Three Months Ended June 30, 2022 and 2021
The following table provides summary information about our results of operations for the three months ended June 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$123,073	$118,824	$4,249	4%
Property operating expense	14,335	14,425	(90)	(1)%
Property tax expense	11,482	10,050	1,432	14%
Property management fees to non-affiliates	1,045	1,017	28	3%
General and administrative expenses	8,892	10,198	(1,306)	(13)%
Corporate operating expenses to affiliates	416	635	(219)	(34)%
Depreciation and amortization	59,980	55,109	4,871	9%
Impairment provision	75,557	—	75,557	100%
Interest expense	22,366	21,492	874	4%
Transaction expense	5,545	—	5,545	100%

Rental Income
The increase in rental income during the three months ended June 30, 2022 compared to the same period a year ago is primarily the result of (1) an increase of approximately $6.3 million in termination income in the three months ended June 30, 2022; and (2) approximately $1.3 million in new leasing activity and amendments to existing tenant leases, which includes one lease for approximately $0.4 million at 6060 South Willow Drive; offset by (3) approximately $3.8 million in expiring leases and terminations.
Property Tax Expense
The increase in property tax expense of approximately $1.4 million during the three months ended June 30, 2022 compared to the same period a year ago is primarily the result of (1) approximately $0.8 million as a result of three properties becoming landlord-managed in 2022; and (2) approximately $0.6 million tax credit in the prior year period due to the sale of one property.
General and Administrative Expenses
General and administrative expenses decreased by approximately $1.3 million during the three months ended June 30, 2022 compared to the same period a year ago primarily due to (1) approximately $0.4 million in lower state taxes in two states; (2) approximately $0.4 million in restricted stock expense as a result of RSUs not yet being granted in 2022; (3) approximately $0.2 million as a result of lower expenses incurred with our transfer agent; and (4) approximately $0.2 million in lower corporate payroll expense as a result of a reduction of employee count.

Corporate Operating Expenses to Affiliates
The decrease in corporate operating expense to affiliates of approximately $0.2 million during the three months ended June 30, 2022 is the result of an amendment to the Administrative Services Agreement in the current year, which reduces the services provided by GCC.
Depreciation and Amortization
Depreciation and amortization increased by approximately $4.9 million during the three months ended June 30, 2022 as a result of (1) approximately $4.8 million in accelerated amortization of intangibles due to early terminated leases; and (2) approximately $0.2 million of new fixed assets being placed into service.
Impairment
The increase in impairment provision of $75.6 million compared to the same period a year ago is primarily the result of impairments at four properties located in the Midwest and Southwest of the United States during the three months ended June 30, 2022.
Transaction expense
The increase in transaction expense of $5.5 million compared to the same period a year prior is due to the timing of costs incurred related to strategic transactions.
Comparison of the Six Months Ended June 30, 2022 and 2021
The following table provides summary information about our results of operations for the six months ended June 30, 2022 and 2021 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$239,262	$220,179	$19,083	9%
Property operating expense	29,378	28,743	635	2%
Property tax expense	21,515	19,856	1,659	8%
Property management fees to non-affiliates	2,084	1,998	86	4%
General and administrative expenses	18,415	19,667	(1,252)	(6)%
Corporate operating expenses to affiliates	926	1,260	(334)	(27)%
Depreciation and amortization	112,843	99,447	13,396	13%
Impairment provision	75,557	4,242	71,315	1,681%
Interest expense	44,032	42,177	1,855	4%
(Loss) Gain from disposition of asset	—	(326)	326	(100)%
Transaction expense	8,428	—	8,428	100%
Rental Income
The increase in rental income of approximately $19.1 million during the six months ended June 30, 2022 compared to the same period a year ago is primarily the result of (1) approximately $15.8 million primarily related to the CCIT II Merger during the prior year period; (2) an increase of approximately $6.5 million in termination income in the six months ended June 30, 2022; (3) approximately $1.3 million in leasing activity and amendments to existing tenant leases, including one lease at 6060 South Willow Drive for approximately $0.6 million; and (4) approximately $1.4 million of fully amortized and written off intangibles in the prior year due to termination or amendments to existing leases; offset by (5) approximately $6.2 million in expiring leases and terminations.

Property Tax
The increase in property tax expense of approximately $1.7 million during the six months ended June 30, 2022 compared to the same period a year ago is driven by (1) approximately $1.0 million primarily related to the CCIT II Merger in the prior year period; (2) approximately $1.1 million related to four properties being landlord managed instead of tenant managed in the current year, which requires us to record property tax expense and corresponding recovery revenue; and (3) approximately $0.5 million tax credit in the prior year due to the sale of two properties in April 2021 and February 2021; offset by (4) an approximately $1.1 million reduction in property values; and (5) approximately $0.1 million related to the sale of three properties in 2021.
General and Administrative Expenses
General and administrative expenses decreased by approximately $1.3 million during the six months ended June 30, 2022 compared to the same period a year ago primarily due to (1) an approximately $0.4 million decrease in restricted stock expense as a result of RSUs not being granted in 2022; (2) an approximately $0.4 million decrease in corporate payroll due to a reduced headcount; and (3) an approximately $0.4 million decrease in state taxes compared to the same period a year ago.
Depreciation and Amortization
Depreciation and amortization increased by approximately $13.4 million during the six months ended June 30, 2022 as a result of (1) approximately $9.1 million as a result of the additional depreciation and amortization on the assets acquired during the CCIT II Merger; (2) approximately $3.6 million in accelerated amortization due to terminated leases; and (3) approximately $0.7 million of new fixed assets being placed into service.
Impairment Provision
The increase in impairment provision of approximately $71.3 million for the six months ended June 30, 2022 compared to the same period a year ago is primarily the result of larger impairments at four properties located in the Midwest and Southwest of the United States in the six months ended June 30, 2022.
Gain from Disposition of Assets
The decrease in gain from disposition of assets of approximately $0.3 million during the six months ended June 30, 2022 compared to the same period a year ago is primarily the result of the timing of property sales in each period.
Transaction Expense
The increase of transaction expense of approximately $8.4 million during the six months ended June 30, 2022 compared to the same period a year prior is due to the timing of costs incurred related to strategic transactions.
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

Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net (loss) income	$(76,599)	$5,678	$(73,869)	$2,687
Adjustments:
Depreciation of building and improvements	32,494	32,733	64,587	59,279
Amortization of leasing costs and intangibles	27,575	22,472	48,433	40,335
Impairment provision	75,557	—	75,557	4,242
Loss (Gain) from disposition of assets	—	320	—	326
Equity interest of gain on sale - unconsolidated entities	—	—	—	(8)
FFO	59,027	61,203	114,708	106,861
Distribution to redeemable preferred shareholders	(2,516)	(2,359)	(5,032)	(4,718)
FFO attributable to common stockholders and limited partners	$56,511	$58,844	$109,676	$102,143
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$56,511	$58,844	$109,676	$102,143
Adjustments:
Revenues in excess of cash received, net	(3,389)	(6,092)	(6,687)	(6,543)
Amortization of share-based compensation	1,685	2,117	3,442	3,830
Deferred rent - ground lease	511	516	1,028	1,032
Unrealized loss (gain) on investments	68	(30)	158	(36)
Amortization of above/(below) market rent, net	(432)	(444)	(846)	207
Amortization of debt premium/(discount), net	102	102	203	203
Amortization of ground leasehold interests	(90)	(96)	(179)	(168)
Amortization of below tax benefit amortization	372	372	740	499
Write-off of transaction costs	10	13	28	46
Employee separation expense	2	—	72	—
Transaction expenses	5,545	—	8,428	—
AFFO available to common stockholders and limited partners	$60,895	$55,302	$116,063	$101,213
FFO per share, basic and diluted	$0.16	$0.17	$0.31	$0.31
AFFO per share, basic and diluted	$0.17	$0.16	$0.33	$0.31

Weighted-average common shares outstanding - basic EPS	324,719,145	324,433,017	324,681,374	293,909,092
Weighted-average OP Units	31,838,890	31,838,890	31,838,890	31,838,890
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	356,558,035	356,271,907	356,520,264	325,747,982
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
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement, we, through the GRT OP as the borrower, have been provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility initially scheduled to mature in June 2022 with (subject to the satisfaction of certain customary conditions) four three-month extension options, the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of June 30, 2022, the remaining undrawn capacity under the Revolving Credit Facility was $363.7 million.
Based on the terms of the Second Amended and Restated Credit Agreement as of June 30, 2022, the interest rate for the Credit Facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from LIBOR plus 1.30% to LIBOR plus 2.20%, (b) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 1.25% to LIBOR plus 2.15% and (c) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.65% to LIBOR plus 2.50%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable LIBOR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from LIBOR plus 0.825% to LIBOR plus 1.55%, (ii) in the case of each of the $200M 5-Year Term Loan, the $400M 5-Year Term Loan and the Delayed Draw $400M 5-Year Term Loan, from LIBOR plus 0.90% to LIBOR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from LIBOR plus 1.40% to LIBOR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
On April 28, 2022, we, through the GRT OP, entered into the Fourth Amendment, which amended our maturity extension on the Revolving Credit Facility from a one-year extension option (to June 2023) to a series of three-month extension options (to September 28, 2022, December 28, 2022, March 28, 2023 and June 28, 2023, respectively). The exercise of each extension option requires the payment of a fee of 0.05% on the extended revolving loan commitments and is subject to certain other customary conditions. On May 24, 2022, we exercised the first three-month extension option on the Revolving Credit Facility, which extends the maturity date from June 28, 2022 to September 28, 2022.
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
The following table sets forth a summary of the interest rate swaps at June 30, 2022 and December 31, 2021 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$9,391	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	6,248	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	4,636	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	516	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	384	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	387	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	343	(5,958)	100,000	100,000
Total				$21,905	$(21,652)	$750,000	$750,000

(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2022, derivatives where in an asset/liability position are included in the line item “Interest rate swap assets” or "Interest rate swap liability," in the consolidated balance sheets at fair value.
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
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of June 30, 2022, we had sold 35,519,781 shares for approximately $341.1 million in our DRP Offering.
On October 1, 2021, the Company announced a suspension of our DRP, effective October 11, 2021, which remained in effect as of the date of this filing.
Share Redemption Program
Under parameters established by our Board in 2020 under the SRP, redemptions through September 30, 2021 were limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence in accordance with the terms of the SRP, and the quarterly cap on aggregate redemptions was equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions are made within the first three business days of the following quarter. During the three months ended June 30, 2022, we did not redeem any shares.
On October 1, 2021, the Company announced a suspension of our SRP beginning with the next cycle commencing fourth quarter 2021. The Company announced on August 5, 2022 that it had amended and restated the SRP effective as of August 5, 2022 and that redemptions upon death, qualifying disability or determination of incompetence would resume for the third quarter of 2022.
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
As of June 30, 2022, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2021.

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
Cash Requirements
The Company’s material cash requirements as of June 30, 2022 including the following contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2022	Thereafter
Outstanding debt obligations (1)	$2,536,910	$4,896	$2,532,014
Interest on outstanding debt obligations (2)	287,160	40,054	247,106
Interest rate swaps (3)	21,054	3,416	17,638
Ground lease obligations	299,879	1,202	298,677
Total	$3,145,003	$49,568	$3,095,435
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at June 30, 2022. Projected interest payments on the KeyBank National Association (“KeyBank”) loans are based on the contractual interest rates in effect at June 30, 2022.
(3)The interest rate swaps contractual commitment was calculated based on the swap rate less the LIBOR as of June 30, 2022.

Capital Expenditures and Tenant Improvement Commitments

As of June 30, 2022, we had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $42.0 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $73.2 million during the six months ended June 30, 2022 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Change
Net cash provided by operating activities	$115,409	$94,873	$20,536
Net cash used in investing activities	$(6,212)	$(53,968)	$47,756
Net cash used in financing activities	$(73,044)	$(77,984)	$4,940
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2022, we generated $115.4 million in cash from operating activities compared to $94.9 million for the six months ended June 30, 2021. Net cash provided by operating activities before changes in operating assets and liabilities for the six months ended June 30, 2022 increased by approximately $6.8 million to approximately $114.4 million compared to approximately $107.6 million for the six months ended June 30, 2021.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$—	$22,408	$(22,408)
Distributions of capital from investment in unconsolidated entities	—	42	(42)
Restricted reserves	—	2,855	(2,855)
Total sources of cash provided by investing activities	$—	$25,305	$(25,305)
Uses of cash for investing activities:
Cash paid in connection with the CCIT II Merger, net of acquisition costs	$—	$(36,746)	$36,746
Acquisition of properties, net	—	—	—
Restricted reserves	(227)	—	(227)
Payments for construction in progress	(5,842)	(42,357)	36,515
Purchase of investments	(143)	(170)	27
Total uses of cash used in investing activities	$(6,212)	$(79,273)	$73,061
Net cash used in investing activities	$(6,212)	$(53,968)	$47,756

Financing Activities. Cash used in financing activities for the six months ended June 30, 2022 and 2021 consisted of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	Increase (decrease)
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Term Loan	$—	$400,000	$(400,000)
Total sources of cash provided by financing activities	$—	$400,000	$(400,000)
Uses of cash for financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$—	$(415,500)	$415,500
Principal amortization payments on secured indebtedness	(4,605)	(4,833)	228
Offering costs	(23)	(23)	—
Deferred financing costs	(375)	(342)	(33)
Repurchase of common stock	—	(12,293)	12,293
Distributions to noncontrolling interests	(5,553)	(5,550)	(3)
Distributions to preferred units subject to redemption	(5,031)	(4,719)	(312)
Repurchase of common shares to satisfy employee tax withholding requirements	(459)	(891)	432
Distributions to common stockholders	(56,777)	(33,833)	(22,944)
Financing lease payment	(221)	—	(221)
Total sources of cash used in financing activities	$(73,044)	$(477,984)	$404,940
Net cash (used in) provided by financing activities	$(73,044)	$(77,984)	$4,940
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
•the issuance of additional shares; and
•financings, refinancings, and debt repayment.

Distributions may be funded with operating cash flow from our properties. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the six months ended June 30, 2022 and year ended December 31, 2021 (dollars in thousands):

	Six Months Ended June 30, 2022			Year Ended December 31, 2021
Distributions paid in cash — noncontrolling interests	$5,553			$11,134
Distributions paid in cash — common stockholders	56,777			82,976
Distributions paid in cash — preferred stockholders	5,031			9,542
Distributions of DRP	—			22,886
Total distributions	$67,361	(1)		$126,538
Source of distributions (2)
Paid from cash flows provided by operations	$67,361		100%	$103,652	82%
Offering proceeds from issuance of common stock pursuant to the DRP	—		—%	22,886	18%
Total sources	$67,361	(3)	100%	$126,538	100%

Net cash provided by operating activities	$115,409			$204,979

(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of June 30, 2022 were $10.3 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2022, we paid and declared cash distributions of approximately $56.5 million to common stockholders including shares issued pursuant to the DRP and approximately $5.5 million to the limited partners of the GRT OP, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the six months ended June 30, 2022 of approximately $109.7 million and $116.1 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2022, we paid approximately $1.0 billion of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $728.8 million.
Subsequent Events
See Note 14, Subsequent Events, to the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of the KeyBank loans and other loans and property secured mortgages as described in Note 4, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading purposes.
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
As of June 30, 2022, our debt consisted of approximately $1.8 billion in fixed rate debt (including the interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $7.7 million). As of December 31, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.1 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of June 30, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the

Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of June 30, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the six months ended June 30, 2022, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 1, 2021, the Company announced that it suspended the SRP beginning with the next cycle commencing fourth quarter 2021. Therefore, during the quarter ended June 30, 2022, we had no redemptions of common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)During the quarter ended June 30, 2022, there was no information required to be disclosed in a report on Form 8-K which was not disclosed in a report on Form 8-K.
(b)During the quarter ended June 30, 2022, there were no material changes to the procedures by which security holders may recommend nominees to the Board.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 5, 2022, SEC File No. 000-55605
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 5, 2022, SEC File No. 000-55605
10.1*
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2022, by and among Griffin Realty Trust, Inc., GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association as administrative agent

10.3*
Letter Agreement dated June 30, 2022, by and among Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Realty Trust, Inc., GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC

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

101*
The following Griffin Realty Trust, Inc.. financial information for the period ended June 30, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN REALTY TRUST, INC. (Registrant)
Dated:	August 5, 2022	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer, and Treasurer (Principal Financial Officer)