Form 10-Q
period 2022-09-30
Griffin Realty Trust, Inc.
filed 2022-11-14
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

As of November 10, 2022, there were 559,115 shares of Class T common stock, 1,800 shares of Class S common stock, 42,013 shares of Class D common stock, 1,911,731 shares of Class I common stock, 24,481,843 shares of Class A common stock, 47,522,112 shares of Class AA common stock, 926,936 shares of Class AAA common stock, and 248,621,352 shares of Class E common stock, for a total of 324,066,902 shares of common stock of Griffin Realty Trust, Inc. outstanding.

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

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$75,838	$168,618
Restricted cash	12,045	17,522
Real estate:
Land	380,998	584,291
Building and improvements	2,865,548	4,104,782
Tenant origination and absorption cost	598,662	876,324
Construction in progress	2,795	4,763
Total real estate	3,848,003	5,570,160
Less: accumulated depreciation and amortization	(682,814)	(993,323)
Total real estate, net	3,165,189	4,576,837
Investments in unconsolidated entities	194,485	—
Intangible assets, net	35,281	43,100
Deferred rent receivable	81,156	108,896
Deferred leasing costs, net	26,268	44,505
Goodwill	229,948	229,948
Due from affiliates	226	271
Right of use asset	35,894	39,482
Interest rate swap asset	42,724	3,456
Other assets	35,347	40,382
Total assets	$3,934,401	$5,273,017
LIABILITIES AND EQUITY
Debt, net	$1,486,783	$2,532,377
Restricted reserves	7,150	8,644
Interest rate swap liability	—	25,108
Redemptions payable	5,000	—
Distributions payable	12,111	12,396
Due to affiliates	1,636	2,418
Intangible liabilities, net	22,989	30,626
Lease liability	46,598	50,896
Accrued expenses and other liabilities	80,096	109,121
Total liabilities	1,662,363	2,771,586
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Noncontrolling interests subject to redemption; 556,099 units as of September 30, 2022 and December 31, 2021	3,812	4,768
Stockholders’ equity:
Common stock, $0.001 par value; 800,000,000 shares authorized; 324,066,902 and 324,638,112 shares outstanding in the aggregate as of September 30, 2022(1) and December 31, 2021, respectively	325	325
Additional paid-in capital	2,952,618	2,951,972
Cumulative distributions	(1,007,957)	(922,562)
Accumulated (loss) income	(41,293)	141,983
Accumulated other comprehensive income (loss)	40,097	(18,708)
Total stockholders’ equity	1,943,790	2,153,010
Noncontrolling interests	199,436	218,653
Total equity	2,143,226	2,371,663
Total liabilities and equity	$3,934,401	$5,273,017
(1) See Note 9, Equity, for the number of shares outstanding of each class of common stock as of September 30, 2022.
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Rental income	$101,330	$120,568	$340,592	$340,747
Expenses:
Property operating expense	13,716	15,830	43,094	44,572
Property tax expense	9,737	10,684	31,252	30,541
Property management fees to non-affiliates	823	1,017	2,907	3,015
General and administrative expenses	9,772	10,462	28,187	30,129
Corporate operating expenses to affiliates	140	630	1,065	1,890
Impairment provision	10,697	—	86,254	4,242
Depreciation and amortization	42,628	55,269	155,470	154,716
Total expenses	87,513	93,892	348,229	269,105
Income before other income and (expenses)	13,817	26,676	(7,637)	71,642
Other income (expenses):
Interest expense	(24,283)	(21,485)	(68,315)	(63,662)
Debt breakage costs	(13,249)	—	(13,249)	—
Other income, net	89	16	136	240
(Loss) gain from disposition of assets	(95,513)	—	(95,513)	(326)
Transaction expense	(234)	—	(8,662)	—
Net (loss) income	(119,373)	5,207	(193,240)	7,894
Distributions to redeemable preferred shareholders	(2,516)	(2,464)	(7,547)	(7,182)
Net loss (income) attributable to noncontrolling interests	10,710	(241)	17,643	36
Net income (loss) attributable to controlling interest	(111,179)	2,502	(183,144)	748
Distributions to redeemable noncontrolling interests attributable to common stockholders	(45)	(45)	(133)	(132)
Net (loss) income attributable to common stockholders	$(111,224)	$2,457	$(183,277)	$616
Net (loss) income attributable to common stockholders per share, basic and diluted	$(0.34)	$0.01	$(0.56)	$—
Weighted average number of common shares outstanding, basic and diluted	324,732,268	324,479,039	324,698,525	304,211,053
Cash distributions declared per common share	$0.09	$0.09	$0.26	$0.26
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(119,373)	$5,207	$(193,240)	$7,894
Other comprehensive income:
Change in fair value of swap agreements	20,851	3,434	64,471	20,266
Total comprehensive income	(98,522)	8,641	(128,769)	28,160
Distributions to redeemable preferred shareholders	(2,516)	(2,464)	(7,547)	(7,182)
Distributions to redeemable noncontrolling interests attributable to common stockholders	(44)	(45)	(133)	(132)
Comprehensive loss (income) attributable to noncontrolling interests	8,878	(543)	11,977	(2,048)
Comprehensive (loss) income attributable to common stockholders	$(92,204)	$5,589	$(124,472)	$18,798
See accompanying notes.

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Loss)/Income	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2020	230,320,668	$230	$2,103,028	$(813,892)	$140,354	$(48,001)	$1,381,719	$226,550	$1,608,269
Issuance of stock related to the CCIT II Merger	93,457,668	93	838,222	—	—	—	838,315	—	838,315
Deferred equity compensation	170,302	—	3,133	—	—	—	3,133	—	3,133
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(99,298)	—	(891)	—	—	—	(891)	—	(891)
Cash distributions to common stockholders	—	—	—	(15,653)	—	—	(15,653)	—	(15,653)
Issuance of shares for distribution reinvestment plan	804,027	2	7,174	(7,166)	—	—	10	—	10
Repurchase of common stock	(772,265)	(1)	(6,919)	—	—	—	(6,920)	—	(6,920)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	1,781	—	—	—	1,781	—	1,781
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(5)	(5)
Offering costs	—	—	(11)	—	—	—	(11)	—	(11)
Net Income	—	—	—	—	(4,824)	—	(4,824)	(569)	(5,393)
Other comprehensive income	—	—	—	—	—	14,699	14,699	1,748	16,447
Balance as of March 31, 2021	323,881,102	$324	$2,945,517	$(836,711)	$135,530	$(33,302)	$2,211,358	$224,995	$2,436,353
Deferred equity compensation	44,945	—	2,116	—	—	—	2,116	—	2,116
Cash distributions to common stockholders	—	—	—	(20,553)	—	—	(20,553)	—	(20,553)
Issuance of shares for distribution reinvestment plan	856,120	1	7,713	(7,861)	—	—	(147)	—	(147)
Repurchase of common stock	(871,550)	(1)	(7,892)	—	—	—	(7,893)	—	(7,893)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Reclass of common stock subject to redemption	—	—	256	—	—	—	256	—	256
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(10)	—	—	—	(10)	—	(10)
Net income	—	—	—	—	2,983	—	2,983	292	3,275
Other comprehensive income	—	—	—	—	—	351	351	34	385
Balance as of June 30, 2021	323,910,617	$324	$2,947,700	$(865,125)	$138,513	$(32,951)	$2,188,461	$222,558	$2,411,019

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Loss)/Income	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Deferred equity compensation	—	—	1,887	—	—	—	1,887	—	1,887
Cash distributions to common stockholders	—	—	—	(23,350)	—	—	(23,350)	—	(23,350)
Issuance of shares for distribution reinvestment plan	881,088	1	7,997	(5,381)	—	—	2,617	—	2,617
Repurchase of common stock	(588,662)	(1)	(5,352)	—	—	—	(5,353)	—	(5,353)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(31)	(31)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,758)	(2,758)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(12)	—	—	—	(12)	—	(12)
Net income	—	—	—	—	2,457	—	2,457	241	2,698
Other comprehensive income	—	—	—	—	—	3,132	3,132	302	3,434
Balance as of September 30, 2021	324,203,043	$324	$2,952,220	$(893,856)	$140,970	$(29,819)	$2,169,839	$220,308	$2,390,147

Balance as of December 31, 2021	324,638,112	$325	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	128,235	—	1,757	—	—	—	1,757	—	1,757
Shares acquired to satisfy employee tax withholding requirements on vesting restricted stock	(50,587)	—	(459)	—	—	—	(459)	—	(459)
Cash distributions to common stockholders	—	—	—	(28,073)	—	—	(28,073)	—	(28,073)
Reversal of shares for distribution reinvestment plan	(15)	—	—	—	—	—	—	—	—
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	99	99
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(14)	—	—	—	(14)	—	(14)
Net income	—	—	—	—	151	—	151	19	170
Other comprehensive income	—	—	—	—	—	30,912	30,912	2,979	33,891
Balance as of March 31, 2022	324,715,745	$325	$2,953,256	$(950,635)	$142,134	$12,204	$2,157,284	$219,048	$2,376,332
Deferred equity compensation	24,807	—	1,685	—	—	—	1,685	—	1,685
Cash distributions to common stockholders	—	—	—	(28,393)	—	—	(28,393)	—	(28,393)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(72,207)	—	(72,207)	(6,952)	(79,159)
Other comprehensive income	—	—	—	—	—	8,874	8,874	855	9,729
Balance as of June 30, 2022	324,740,552	$325	$2,954,932	$(979,028)	$69,927	$21,078	$2,067,234	$210,219	$2,277,453

	Common Stock		Additional Paid-In Capital	Cumulative Distributions	Accumulated (Loss)/Income	Accumulated Other Comprehensive (Loss)/Income	Total Stockholders' Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Deferred equity compensation	—	1	2,698	—	—	—	2,698	—	2,698
Cash distributions to common stockholders	—	—	—	(28,929)	—	—	(28,929)	—	(28,929)
Repurchase of common stock	(673,650)	(1)	(4,999)	—	—	—	(4,999)	—	(4,999)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	857	857
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,758)	(2,758)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(13)	—	—	—	(13)	—	(13)
Net loss	—	—	—	—	(111,220)	—	(111,220)	(10,710)	(121,930)
Other comprehensive income	—	—	—	—	—	19,019	19,019	1,832	20,851
Balance as of September 30, 2022	324,066,902	$325	$2,952,618	$(1,007,957)	$(41,293)	$40,097	$1,943,790	$199,436	$2,143,226

GRIFFIN REALTY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net (loss) income	$(193,240)	$7,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	90,855	92,353
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	65,733	63,238
Amortization of below market leases, net	(1,282)	(633)
Amortization of deferred financing costs and debt premium	4,628	2,681
Amortization of swap interest	94	94
Deferred rent	(8,584)	(9,873)
Loss from sale of depreciable operating properties	95,513	326
Gain on fair value of earn-out	—	(48)
Income from investment in unconsolidated entities	—	(8)
Loss from investments	180	130
Impairment provision	86,254	4,242
Stock-based compensation	6,141	5,717
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(1,975)	(4,788)
Restricted reserves	—	(490)
Accrued expenses and other liabilities	(8,257)	(5,050)
Due to affiliates, net	(712)	(8)
Net cash provided by operating activities	135,348	155,777
Investing Activities:
Cash acquired in connection with the CCIT II Merger, net of acquisition costs	—	(36,746)
Proceeds from disposition of properties	970,376	22,408
Restricted reserves	(337)	2,795
Payments for construction in progress	(13,715)	(47,123)
Distributions of capital from investment in unconsolidated entities	—	37
Purchase of investments	(221)	(247)
Investment in unconsolidated entities	(34,558)	—
Net cash provided by (used in) investing activities	921,545	(58,876)
Financing Activities:
Principal payoff of indebtedness - CCIT II Credit Facility	—	(415,500)
Proceeds from borrowings - Term Loan	—	400,000
Principal payoff of secured indebtedness - Mortgage Debt	(469,777)	(1,292)
Principal pay down of indebtedness - Revolving Credit Facility	(373,500)	—
Principal payoff of indebtedness - Term Loan	(200,000)	—
Principal amortization payments on secured indebtedness	(6,848)	(7,245)
Deferred financing costs	(2,724)	(567)
Offering costs	(35)	(35)
Repurchase of common stock	—	(20,180)
Distributions to noncontrolling interests	(8,360)	(8,357)
Distributions to preferred units subject to redemption	(7,547)	(7,078)
Distributions to common stockholders	(85,674)	(54,564)
Financing lease payment	(226)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(459)	(891)
Net cash used in financing activities	(1,155,150)	(115,709)
Net (decrease) increase in cash, cash equivalents and restricted cash	(98,257)	(18,808)
Cash, cash equivalents and restricted cash at the beginning of the period	186,140	203,306
Cash, cash equivalents and restricted cash at the end of the period	$87,883	$184,498

	Nine Months Ended September 30,
	2022	2021
Supplemental Disclosures of Significant Non-Cash Transactions:
Increase in fair value swap agreement	$64,471	$20,266
Accrued tenant obligations	$3,294	$7,187
Distributions payable to common stockholders	$9,386	$9,378
Distributions payable to noncontrolling interests	$915	$915
Common stock issued pursuant to the distribution reinvestment plan	$—	$22,886
Common stock redemptions funded subsequent to period-end	$5,000	$5,331
Net assets acquired in CCIT II Merger in exchange for common shares	$—	$838,315
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,358	$—
Accrued for construction in progress	$122	$749
Capitalized transaction costs accrued	$—	$2,036
Capitalized transaction costs paid in prior period	$—	$2,130
Investment in unconsolidated entities	$159,927	$—

See accompanying notes.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The GRT OP owns, directly or indirectly, all of the properties that the Company has acquired. As of September 30, 2022, (i) the Company owned approximately 91.0% of the outstanding common limited partnership units of the GRT OP (“GRT OP Units”), (ii), the former sponsor and certain of its affiliates owned approximately 7.8% of the limited partnership units of the GRT OP, including approximately 2.4 million units owned by the Company’s Executive Chairman and Chairman of the Company's Board of Directors (the “Board”), Kevin A. Shields, a result of the contribution of five properties to the Company and the self-administration transaction, and (iii) the remaining approximately 1.2% GRT OP Units are owned by unaffiliated third parties. The GRT OP may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the GRT OP.
As of September 30, 2022, the Company had issued 287,136,954 shares (approximately $2.8 billion) of common stock since November 9, 2009 in various private offerings, public offerings, distribution reinvestment plan (“DRP”) offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 324,066,902 shares of common stock outstanding as of September 30, 2022, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and self-tender offer. As of September 30, 2022 and December 31, 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding, including common stock equivalents. Unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested restricted stock units using the treasury stock method was excluded from our calculation of weighted average shares of common stock outstanding - diluted, as the inclusion would have been anti-dilutive for the nine months ended September 30, 2022 and 2021. Total excluded shares were 8,819,588 and 1,132,843 for the nine months ended September 30, 2022 and 2021, respectively.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as one reportable segment.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to stockholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to stockholders. As of September 30, 2022, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
Adoption of New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 is effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2023. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company has subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes have been made to applicable debt and anticipate to be made to derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3.     Real Estate
As of September 30, 2022, the Company’s real estate portfolio consisted of 79 properties in 24 states consisting substantially of office, warehouse, and manufacturing facilities with a combined acquisition value of approximately $3.7 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2022 was $90.9 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the nine months ended September 30, 2022, was $64.6 million.
Intangibles

The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
In-place lease valuation (above market)	$29,856	$49,578
In-place lease valuation (above market) - accumulated amortization	(19,994)	(35,049)
In-place lease valuation (above market), net	9,862	14,529

Ground leasehold interest (below market)	—	2,254
Ground leasehold interest (below market) - accumulated amortization	—	(219)
Ground leasehold interest (below market), net	—	2,035

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(6,609)	(5,492)
Intangibles - other, net	25,419	26,536
Intangible assets, net	$35,281	$43,100

In-place lease valuation (below market)	$(50,365)	$(77,859)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(275)	(329)
In-place lease valuation & land leasehold interest - accumulated amortization	30,723	50,634
Intangible liabilities, net	$(22,989)	$(30,626)

Tenant origination and absorption cost	$598,662	$876,324
Tenant origination and absorption cost - accumulated amortization	(306,432)	(473,893)
Tenant origination and absorption cost, net	$292,230	$402,431

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of September 30, 2022 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
Remaining 2022	$(209)	$12,858	$(80)	$377	$732
2023	$(1,501)	$47,830	$(317)	$1,494	$3,018
2024	$(1,640)	$43,049	$(318)	$1,498	$3,133
2025	$(1,484)	$37,050	$(317)	$1,494	$3,219
2026	$(1,208)	$33,850	$(317)	$1,494	$3,019
2027	$(819)	$28,394	$(317)	$1,494	$3,077

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

	Balance as of
	September 30, 2022	December 31, 2021
Cash reserves	$10,502	$15,234
Restricted lockbox	1,543	2,288
Total	$12,045	$17,522

Impairments
During the nine months ended September 30, 2022, in connection with the preparation and review of the financial statements the Company recorded an impairment provision of approximately $86.3 million as it was determined that the carrying value of the real estate would not be recoverable on five properties located in the Midwest, Southwest and Southern region of the United States. This impairment resulted from a change in anticipated hold period and selling price. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
Sale of Properties
On August 26, 2022, the Company sold a 41-property office portfolio (the “Office Portfolio”) located across the continental United States. The sale price for the Office Portfolio was $1.1 billion, less closing costs and other closing credits. Upon the sale of the Office Portfolio, the Company recognized a loss of approximately $105.9 million. See Note 4, Investment in Unconsolidated Entities, for details.
On September 23, 2022, the Company sold one property located in Phoenix, Arizona. The sale price for the property was $93.0 million, less closing costs and other closing credits. The Company recognized a gain of approximately $10.4 million.

4. Investments in Unconsolidated Entities

Office Joint Venture
The Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), owns indirectly an approximate 49% interest in the Office Portfolio, equal to approximately $159.9 million, through a joint venture (the “Office Joint Venture”). The Office Joint Venture is managed by RVMC Capital LLC, an affiliate of Workspace Property Trust (the “Managing Member”) and governed by a Joint Venture and Limited Liability Company Agreement dated as of August 26, 2022, by and between GRT VAO Sub and the Managing Member (the “JV Agreement”).
The Managing Member of the Office Joint Venture has general authority to manage the operations of the Office Joint Venture. The Managing Member also has day-to-day management authority over the Office Joint Venture, subject to certain

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

major decision rights held by the Office Joint Venture JV Partner. The Managing Member may be removed from its management positions upon the occurrence of specified “Cause Events” (as defined in the JV Agreement).
GRT VAO Sub has approval rights over certain major decisions regarding actions by the Office Joint Venture, including certain fundamental decisions that the Office Joint Venture may approve. GRT VAO Sub’s obligation is generally limited to its initial contribution. GRT VAO Sub is not obligated to make any additional capital contributions beyond its initial capital contribution.

The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “Mezzanine Loan”, and together with the Mortgage Loan, the “Office JV Loans”). The initial maturity date of the Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Mortgage Loan and the Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid $6.7 million for the interest rate caps. The Company has not guaranteed any debt obligations and has not otherwise committed to providing financial support in respect of the debt. In addition, the Company does not anticipate receiving any near-term cash flow distributions. Considering the Company’s limited economic exposure to the Office Joint Venture, the Company excludes interests in the assets in the Office Joint Venture from operating data.

In connection with the Office JV Loans, GRT OP and GRT VAO Sub entered into a certain Put Agreement with JPMorgan Chase Bank, National Association (“JPM”), pursuant to which JPM had the right to put to GRT OP and GRT VAO Sub a portion of its interest in the Mezzanine Loan in the principal face amount of $39.3 million (the “Mezzanine Interest”). On September 29, 2022, JPM sold to GRT VAO Sub the Mezzanine Interest for approximately $34.4 million, which is included in the line item “Investments in unconsolidated entities” in the consolidated balance sheets. No gain or loss was recorded on the put purchase, as the purchase price was at fair value.
The interests discussed above are deemed to be variable interests in variable interest entities ("VIE") and based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company records the net earnings or losses on investment on a one quarter lag. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its carrying value in the investments.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

5.     Debt
As of September 30, 2022 and December 31, 2021, the Company’s debt consisted of the following:

	September 30, 2022	December 31, 2021	Contractual Interest Rate (1)	Loan Maturity	Effective Interest Rate (2)
HealthSpring Mortgage Loan	$19,250	$19,669	4.18%	April 2023	4.02%
Midland Mortgage Loan	—	95,792	—%	April 2023	—%
Samsonite Loan	18,283	19,114	6.08%	September 2023	5.00%
Highway 94 Loan	12,991	13,732	3.75%	August 2024	4.94%
Pepsi Bottling Ventures Loan	17,933	18,218	3.69%	October 2024	3.93%
AIG Loan II	122,906	124,606	4.15%	November 2025	4.95%
BOA Loan	—	375,000	—%	October 2027	—%
BOA/KeyBank Loan	250,000	250,000	4.32%	May 2028	4.14%
AIG Loan	100,326	101,884	4.96%	February 2029	5.09%
Total Mortgage Debt	541,689	1,018,015
Revolving Credit Facility (3)	—	373,500	SOF Rate + 1.45%	June 2024	4.59%
2023 Term Loan	—	200,000	—%	June 2023	—%
2024 Term Loan	400,000	400,000	SOF Rate + 1.40%	April 2024	4.52%
2025 Term Loan	400,000	400,000	SOF Rate + 1.40%	December 2025	4.61%
2026 Term Loan	150,000	150,000	SOF Rate + 1.40%	April 2026	4.53%
Total Debt	1,491,689	2,541,515
Unamortized Deferred Financing Costs and Discounts, net	(4,906)	(9,138)
Total Debt, net	$1,486,783	$2,532,377
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of September 30, 2022 was 3.95% for both the Company’s fixed-rate and variable-rate debt combined and 3.86% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of September 30, 2022 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The SOF rate as of September 30, 2022 (effective date) was 3.14%, which includes a 10% per annum index adjustment as required per Fifth Amendment to the Second Amended and Restated Credit Agreement. The Revolving Credit Facility had an initial term of approximately three years, and was initially scheduled to mature on June 28, 2022. Through the Fifth Amendment to the Restated Credit Agreement, the Company elected to extend the maturity until September 30, 2023 and the Company has a series of additional three month extension options (December 30, 2023, March 30, 2024, and June 30, 2024). See discussion below.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020, the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020, and the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 and the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022, and the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the GRT OP, as the borrower, have been initially provided with a $1.9 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) initially scheduled to mature in June 2022 with (subject to the satisfaction of certain customary conditions) four three-month extension options, a $200 million senior unsecured term loan maturing in June 2023 (the “$200M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”) (collectively, the “KeyBank Loans”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”). The $200M 5-Year Term Loan was paid-off as noted below. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Upon the sale of the Office Portfolio and property in Phoenix, Arizona, the Company repaid approximately $373.5 million of the Revolving Credit Facility and paid off approximately $200.0 million of the 2023 Term Loan. See Note 3, Real Estate, for details of the sale of the Office Portfolio.
Fifth Amendment to the Second Amended and Restated Credit Agreement
Pursuant to the Fifth Amendment to the Second Amended and Restated Credit Agreement (the “Fifth Amendment”), dated September 28, 2022, the Company extended the maturity date on the Revolving Credit Facility from September 28, 2022 to September 30, 2023 and amended the maturity date extension options to a series of three three-month extensions (to December 30, 2023, March 30, 2024 and June 30, 2024, respectively). In addition, the contract interest rate was amended from LIBOR to Secured Overnight Financing Rate (“SOFR”) plus 0.10% per annum (combined “Adjusted SOFR”). See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for details on the impact of the Company’s hedge accounting.
Based on the terms as of September 30, 2022, the interest rate for the credit facility varies based on the consolidated leverage ratio of the GRT OP, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of each of the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75%. As of September 30, 2022, the remaining undrawn capacity under the Revolving Credit Facility was $249.8 million.
Midland Mortgage Loan and BOA Loan
As a result of the sale of the Office Portfolio, the Company repaid approximately $95.7 million and $388.5 million of the Midland Mortgage Loan and BOA Loan, respectively, which included a prepayment premium of approximately $0.9 million for the Midland Mortgage Loan and $12.3 million for the BOA Loan. See Note 3, Real Estate, for details of the sale of the Office Portfolio.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the GRT OP, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2022.

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The following table sets forth a summary of the interest rate swaps at September 30, 2022 and December 31, 2021:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$13,018	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	8,673	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	6,453	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,324	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,428	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,430	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,398	(5,958)	100,000	100,000
Total				$42,724	$(21,652)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of September 30, 2022, derivatives in an asset position are included in the line item “Interest rate swap asset” in the consolidated balance sheets at fair value. The LIBO rate as of September 30, 2022 (effective date) was 2.57%.

The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of gain recognized in AOCI on derivatives	$59,179	$9,611
Amount of loss reclassified from AOCI into earnings under “Interest expense”	$(5,292)	$(10,655)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$68,315	$63,662
During the twelve months subsequent to September 30, 2022, the Company estimates that an additional $17.6 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2022, there were no swaps in a liability position. As of December 31, 2021, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $25.1 million. As of September 30, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Prepaid tenant rent	$14,543	$26,477
Real estate taxes payable	8,709	14,751
Interest payable	12,213	9,683
Property operating expense payable	7,881	11,126
Deferred compensation	7,718	10,119
Accrued tenant improvements	3,294	10,123
Other liabilities	25,738	26,842
Total	$80,096	$109,121

8.     Fair Value Measurements

The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2022 and the year ended December 31, 2021.

The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2022 and December 31, 2021:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2022
Interest Rate Swap Asset	$42,724	$—	$42,724	$—
Corporate Owned Life Insurance Asset	$6,035	$—	$6,035	$—
Mutual Funds Asset	$5,082	$5,082	$—	$—

December 31, 2021
Interest Rate Swap Asset	$3,456	$—	$3,456	$—
Interest Rate Swap Liability	$(25,108)	$—	$(25,108)	$—
Corporate Owned Life Insurance Asset	$6,875	$—	$6,875	$—
Mutual Funds Asset	$5,543	$5,543	$—	$—

Real Estate

As of September 30, 2022, in connection with the preparation and review of the Company's financial statements, the Company determined that four of the Company’s properties were impaired based upon discounted cash flow analyses where the

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

most significant inputs were the market rental rates, terminal capitalization rate, discount rate and expected hold period; one additional property was impaired based on a shortened expected hold period and selling price. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the nine months ended September 30, 2022:

	Range of Inputs or Inputs
Unobservable Inputs:	Midwest Properties	Southwest Property
Market rent per square foot	$8.50 to $12.75	$18.00
Terminal capitalization rate	9.50% to 11.25%	7.23%
Discount rate	10.25% to 14.00%	8.60%

Range of Inputs or Inputs
Unobservable Inputs:	Southern Property
Expected selling price per square foot	$295.96
Estimated hold period	Less than one year
Financial Instruments Disclosed at Fair Value
Financial instruments as of September 30, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2022 and December 31, 2021.
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

	September 30, 2022		December 31, 2021
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$—	$—	$349,082	$375,000
BOA/KeyBank Loan	227,696	250,000	260,378	250,000
AIG Loan II	111,990	122,906	120,141	124,606
AIG Loan	90,551	100,326	99,697	101,884
Midland Mortgage Loan	—	—	95,720	95,792
Samsonite Loan	18,283	18,283	19,366	19,114
HealthSpring Mortgage Loan	19,250	19,250	19,639	19,669
Pepsi Bottling Ventures Loan	17,060	17,933	18,262	18,218
Highway 94 Loan	12,134	12,991	13,360	13,732
Total	$496,964	$541,689	$995,645	$1,018,015
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2022 and December 31, 2021. See Note 5, Debt, for details.

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
The following table sets forth the classes of outstanding common stock as of September 30, 2022 and December 31, 2021.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	As of
	September 30, 2022	December 31, 2021
Class A	24,481,843	24,509,573
Class AA	47,522,112	47,592,118
Class AAA	926,936	926,936
Class D	42,013	42,013
Class E	248,621,352	249,088,676
Class I	1,911,731	1,911,731
Class S	1,800	1,800
Class T	559,115	565,265
Common Equity
As of September 30, 2022, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes EA-1 offerings and EA-1 merger with Signature Office REIT, Inc., the EA Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 43,772,611 shares of its common stock upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 174,981,547 Class E shares (in exchange for all outstanding shares of EA-1's common stock at the time of the EA Mergers) in April 2019 upon the consummation of the EA Mergers and 93,457,668 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of September 30, 2022, there were 324,066,902 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
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
On October 1, 2021, the Board approved a suspension of the DRP, effective October 11, 2021.
The following table summarizes the DRP offerings, by share class, as of September 30, 2022:

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Share Class	Amount	Shares
Class A	$9,687	1,052,170
Class AA	19,047	2,068,367
Class AAA	290	31,521
Class D	21	2,231
Class E	311,405	32,299,362
Class I	437	47,028
Class S	—	12
Class T	177	19,090
Total	$341,064	35,519,781
As of September 30, 2022 and September 30, 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings.
Share Redemption Program (SRP)
The Company has adopted the SRP which enables stockholders to sell their common stock to the Company in limited circumstances. On October 1, 2021, the Company announced that it had suspended the SRP beginning with the next cycle, which commenced during fourth quarter 2021. On August 5 2022, the Company announced that it had amended and restated the SRP and that the SRP would resume August 5, 2022, with the applicable redemption date of September 30, 2022. As was the case prior to the SRP’s most recent suspension, the SRP continues to be available only for redemptions in connection with a holder’s death, disability or incompetence. The amended and restated SRP differs from the prior SRP in a number of respects, including, among other things, that the cap on quarterly redemptions is no longer tied to the NAV of shares issued under the DRP but rather is a dollar amount to be set by the Board and disclosed by the Company. Quarterly redemptions are capped at $5 million (or some other quarterly or annual amount determined by the Board and announced at least 10 business days before the applicable redemption date). In addition, during any calendar year, with respect to each share class, the Company may redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.

Under the SRP, the Company redeems shares as of the last business day of each quarter. The redemption price will is equal to the most recently published NAV per share for the applicable class prior to quarter end. Redemption requests must be received by 3:00 p.m. (Central time) one business day before on the last business day of the applicable quarter. Redemption requests exceeding the quarterly cap are filled on a pro rata basis, except that if pro rata redemption would result in a stockholder owning less than the minimum balance of $2,500 of shares of the Company's common stock, then the Company will redeem all of such stockholder’s shares. All unsatisfied redemption requests are treated as a request for redemption at the redemption date unless withdrawn by the stockholder.
The following table summarizes share redemption (excluding the self-tender offer) activity during the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Shares of common stock redeemed	673,649	588,662	673,649	2,232,476
Weighted average price per share	$7.42	$9.09	$7.42	$9.03
During the three months ended September 30, 2022, the Company received requests for the redemption of common stock for approximately $5.4 million, which exceeded the quarterly limitation of $5.0 million.
Since July 31, 2014 and through September 30, 2022, the Company had redeemed 28,978,578 shares (excluding the self-tender offer) of common stock for approximately $270.5 million at a weighted average price per share of $9.33 pursuant to the SRP.

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Issuance of Restricted Stock Units to Executive Officers, Employees and Directors
The restricted stock units ("RSUs") granted since 2019 were pursuant to the Company’s Employee and Director Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of awards to the Company’s directors, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted stock, stock appreciation rights, distribution equivalent rights and other equity-based awards. The stock-based payments are measured at fair value and recognized as compensation expense over the vesting period. At the 2020 annual meeting of stockholders, stockholders approved an amended and restated Plan (the “Amended and Restated Plan”) that reduced the maximum number of shares authorized under the Plan to 7,000,000 shares, among other changes. Awards that vest or are granted on or after March 30, 2020 (the effective date of the Amended and Restated Plan) are subject to the terms and provisions of the Amended and Restated Plan. As of September 30, 2022, approximately 5,494,646 shares were available for future issuance under the Amended and Restated Plan.
On August 5, 2022, the Company issued 1,050,741 RSUs to employees, including officers, under the Amended and Restated Plan. The fair value of grants issued was approximately $7.8 million.
As of September 30, 2022, there was $14.2 million of unrecognized compensation expense remaining, which vests between half a year and four years.

Total share-based compensation expense for the three months ended September 30, 2022 and 2021 was approximately $2.7 million and $1.9 million, respectively. Compensation expense for nine months ended September 30, 2022 and 2021 was approximately $6.1 million and $5.7 million, respectively.

The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2020	943,836
Granted	1,619,255	$8.97
Forfeited	(222,367)	$9.10
Vested	(812,111)	$9.24
Balance at December 31, 2021	1,528,613
Granted	1,050,741	$—
Forfeited	(68,743)	$9.06
Vested(1)	(128,235)	$8.97
Balance at September 30, 2022	2,382,376
(1)    Total shares vested include 50,587 shares of common stock that were tendered by employees during the nine months ended September 30, 2022 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.
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
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

As of September 30, 2022, noncontrolling interests were approximately 9.0% of total shares and 8.8% of weighted average shares outstanding (both measures assuming GRT OP Units were converted to common stock). The Company has evaluated the terms of the limited partnership interests in the GRT OP, and as a result, has classified limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the self-administration transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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

As of September 30, 2022, the limited partners of the GRT OP owned approximately 31.8 million GRT OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the self-administration transaction and other services. In addition, 0.2 million GRT OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their GRT OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its GRT OP Units in the respective transaction.
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
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2022 and year ended December 31, 2021:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	$218,653	$226,550
Reclass of noncontrolling interest subject to redemption	956	(159)
Distributions to noncontrolling interests	(8,184)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(12)	(18)
Allocated net (loss) income	(17,643)	66
Allocated other comprehensive income (loss)	5,666	3,156
Ending balance	$199,436	$218,653

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
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

11.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the nine months ended September 30, 2022 and 2021, respectively, and any related amounts receivable and payable as of September 30, 2022 and December 31, 2021:

	Incurred for the Nine Months Ended		Receivable as of
	September 30,		September 30,	December 31,
	2022	2021	2022	2021
Due from GCC
Reimbursable Expense Allocation	$—	$15	$11	$11
Payroll/Expense Allocation	5	14	215	260
Total	$5	$29	$226	$271

	Incurred for the Nine Months Ended		Payable as of
	September 30,		September 30,	December 31,
	2022	2021	2022	2021
Expensed
Costs advanced by the advisor	$705	$1,639	$291	$929
Administrative reimbursement	1,066	1,890	483	461
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	147	197
Stockholder Servicing Fee	—	—	—	92
Other
Distributions	6,498	6,498	715	739
Total	$8,269	$10,027	$1,636	$2,418
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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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
The Company recognized $277.7 million and $280.7 million of lease income related to operating lease payments for the nine months ended September 30, 2022 and 2021, respectively.
The Company's current leases have expirations ranging from 2022 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2022:

As of September 30, 2022
Remaining 2022	$64,680
2023	260,124
2024	246,214
2025	230,770
2026	219,626
Thereafter	983,351
Total	$2,004,765
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of September 30, 2022, the Company had five

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately three years and no option to renew.
On March 25, 2022, the Company executed a sublease agreement with GCC for the building which is the Company’s corporate headquarters (See Note 11, Related Party Transactions, for details). The Company leases office space as part of conducting day-to-day business in El Segundo. The Company's office space lease has a remaining lease term of approximately two years and one option to renew for a period of five years. As of September 30, 2022, the Company recorded a lease liability and a right-of-use asset for approximately $1.0 million and is included in Right of Use Asset and Lease Liability on the Company’s consolidated balance sheet.

The Company incurred operating lease costs of approximately $3.1 million for the nine months ended September 30, 2022 and $2.8 million for the nine months ended September 30, 2021, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million for the nine months ended September 30, 2022 and $1.2 million for the nine months ended September 30, 2021.
The following table sets forth the weighted-average for the lease term and the discount rate as of September 30, 2022:

	As of September 30, 2022
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	76 years	15 years
Weighted-average discount rate (1)	4.86%	3.26%
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
Maturities of lease liabilities as of September 30, 2022 were as follows:

	As of September 30, 2022
	Operating	Financing
Remaining 2022	$534	$338
2023	2,151	355
2024	1,906	360
2025	1,567	365
2026	1,501	375
2026	1,524	381
Thereafter	250,233	3,458
Total undiscounted lease payments	259,416	5,632
Less: imputed interest	(216,320)	(2,130)
Total lease liabilities	$43,096	$3,502

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

GRIFFIN REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
Capital Expenditures and Tenant Improvement Commitments
As of September 30, 2022, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $25.8 million.
14.     Declaration of Distributions

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

On June 30, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on August 1, 2022 and ending on August 31, 2022. The Company paid such distributions to each stockholder of record on September 1, 2022.

On August 3, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on September 1, 2022 and ending on September 30, 2022. The Company paid such distributions to each stockholder of record on October 3, 2022.

On September 20, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on October 1, 2022 and ending on October 31, 2022. The Company paid such distributions to each stockholder of record on November 1, 2022.

15.    Subsequent Events
Cash Distributions
On October 20, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on November 1, 2022 and ending on November 30, 2022. The Company intends to pay such distributions to each stockholder of record at such time in December 2022 as determined by the Chief Executive Officer.

On November 2, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.000958904 per day ($0.35 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share of common stock, for stockholders of record at the close of each business day for the period commencing on December 1, 2022 and ending on December 31, 2022. The Company intends to pay such distributions to each stockholder of record at such time in January 2023 as determined by the Chief Executive Officer

.

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
On August 26, 2022, we completed the sale to an institutional buyer and its operating partner of a majority interest in a 41-property office portfolio (the “Office Joint Venture”), which was valued at approximately $1.1 billion. In connection with the Office Joint Venture, we invested $159.9 million for a 49% interest in the Office Joint Venture in which we are a member. Our obligation to the Office Joint Venture is generally limited to our initial contribution. We are not obligated to make any capital contributions beyond our initial contribution. The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “Mezzanine Loan”, and together with the Mortgage Loan, the “Office JV Loans”). The initial maturity date of the Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Mortgage Loan and the Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. We have not guaranteed any debt obligations and have not otherwise committed to providing financial support in respect of the debt. In addition, we do not anticipate receiving any near-term cash flow distributions. Considering our limited economic exposure to the Office Joint Venture, we exclude interests in the assets in the Office Joint Venture from operating data (including annualized base rent and leasing and occupancy percentages).

In connection with the Office JV Loans, GRT OP and GRT VAO Sub entered into a certain Put Agreement with JPMorgan Chase Bank, National Association (“JPM”), pursuant to which JPM had the right to put to GRT OP and GRT VAO Sub a portion of its interest in the Mezzanine Loan in the principal face amount of $39.3 million (the “Mezzanine Interest”). On September 29, 2022, JPM sold to GRT VAO Sub the Mezzanine Interest for approximately $34.4 million, which is included in the line item “Investments in unconsolidated entities” in the consolidated balance sheets. No gain or loss was recorded on the put purchase, as the purchase price was at fair value.

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

As of September 30, 2022, our wholly-owned properties consisted of 79 properties in 24 states and excludes the properties included in the Office Joint Venture, as discussed above. Our contractual base rent before abatements and deducting base year operating expenses for gross and modified gross leases multiplied by 12 months (“Annualized Base Rents”) as of September 30, 2022 is approximately $242.6 million. As of September 30, 2022 our portfolio was approximately 95.6% leased (based on square footage), 95.1% occupied (based on square footage) with a weighted average remaining lease term of 7.0 years, and had a weighted average annual rent increase of approximately 2.0%. Approximately 59.9% of our Annualized Base

Rents as of September 30, 2022 is expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single Nationally Recognized Statistical Rating Organization (“NRSRO”) would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs; moreover, because we provide credit ratings for some companies that are non-guarantor parents of our tenants, such credit ratings may not be indicative of the creditworthiness of the relevant tenants.

COVID-19 and Outlook
We are closely monitoring the continued impact of the COVID-19 pandemic on all aspects of our business and geographies, including how it has impacted, and may continue to impact, our tenants and business partners. We cannot predict when pandemic related restrictions currently in place will be lifted to some extent or entirely, and to whether or not restrictions though currently lifted, may later be put back in place. Demand for office space nationwide has declined and may continue to decline due to the current economic downturn, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy. We expect such decline in demand for office space to have a negative impact on our ability to renew and replace office leases as they expire, including the office leases in the more than 3.2% of lease expirations (as a percentage of Annualized Base Rent) that are scheduled to occur prior to or at the end of 2023. See “Revenue Concentration” below.

While we did not incur significant disruptions from the COVID-19 pandemic during the nine months ended September 30, 2022, we are unable to predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. As of November 2, 2022 we have received approximately 100% of our portfolio rent payments for July-October. We are unable to predict the amount of future rent relief inquiries and our prior rent collections and rent relief requests to-date may not be indicative of collections or requests in any future period.

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

Set forth are the components of NAV as of June 30, 2022 and June 30, 2021, calculated in accordance with our valuation procedures (in thousands, except share and per share amounts):

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

Revenue Concentration
No tenant or property, based on Annualized Base Rents as of September 30, 2022, pursuant to the respective in-place leases, was greater than 6.7% as of September 30, 2022.

The percentage of Annualized Base Rents as of September 30, 2022 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rents (unaudited)	Number of Properties	Percentage of Annualized Base Rents
Arizona	$22,016	6	9.1%
Texas	20,641	7	8.5
California	19,838	5	8.2
New Jersey	18,810	5	7.8
Ohio	18,513	6	7.6
Massachusetts	16,673	5	6.9
Colorado	16,019	6	6.6
Alabama	13,503	3	5.6
Illinois	12,976	4	5.3
South Carolina	11,695	3	4.8
All Others (1)	71,926	29	29.6
Total	$242,610	79	100.0%

(1)     All others are 4.3% or less of Annualized Base Rents on an individual state basis.
The percentage of Annualized Base Rents as of September 30, 2022, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rents (unaudited)	Number of Lessees	Percentage of Annualized Base Rents
Capital Goods	$38,574	16	15.9%
Consumer Services	23,608	6	9.7
Materials	19,764	5	8.1
Technology Hardware & Equipment	18,720	6	7.7
Food, Beverage & Tobacco	16,455	3	6.8
E-Commerce	16,266	1	6.7
Energy	15,814	3	6.5
Health Care Equipment & Services	13,794	6	5.7
Commercial & Professional Services	12,339	7	5.1
Consumer Durables & Apparel	11,751	4	4.8
All Others (2)	55,525	24	23.0
Total	$242,610	81	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.6% of total Annualized Base Rents on an individual industry basis.

The percentage of Annualized Base Rents as of September 30, 2022, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rents	Percentage of Annualized Base Rents
Amazon.com Inc.	$16,266	6.7%
Keurig Dr. Pepper, Inc.	$11,419	4.7%
Wood Group USA, Inc.	$10,036	4.1%
Southern Company Services, Inc.	$9,043	3.7%
LPL Holdings, Inc.	$8,404	3.5%
Freeport Minerals Corporation	$7,867	3.2%
DigitalGlobe, Inc.	$7,535	3.1%
RH	$7,340	3.0%
Wyndham Hotel Group, LLC	$7,265	3.0%
McKesson Corporation	$5,973	2.5%
The tenant lease expirations by year based on Annualized Base Rents as of September 30, 2022 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rents	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rents
2022	$1,108	1	70,300	0.5%
2023	6,437	3	746,600	2.7
2024	23,984	11	2,357,400	9.9
2025	15,488	9	1,217,000	6.4
2026	14,964	5	1,568,700	6.2
2027	22,480	9	1,003,000	9.3
>2028	158,149	56	13,168,000	65.0
Vacant	—	—	924,644	—
Total	$242,610	94	21,055,644	100.0%

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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately 3.2% of our Annualized Base Rents will expire during the period from October 1, 2022 to September 30, 2023. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions. Using the aforementioned assumptions, we expect that the rental rates on the respective new leases may vary from the rates under existing leases expiring during the period from October 1, 2022 to September 30, 2023, thereby resulting in revenue that may differ from the current in-place rents.
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

Same Store Analysis
For the three months ended September 30, 2022, our "Same Store" portfolio consisted of 79 properties, encompassing approximately 21.1 million square feet, with an acquisition value of $3.7 billion and Annualized Base Rents as of September 30, 2022 of $242.6 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 79 properties for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$75,679	$75,614	$65	—%
Property operating expense	8,375	8,092	283	3%
Property management fees to non-affiliates	579	574	5	1%
Property tax expense	6,621	6,004	617	10%
Depreciation and amortization	37,065	37,106	(41)	—%
Property Tax Expense
Property tax increased by approximately $0.6 million during the three months ended September 30, 2022 is primarily due to one property becoming landlord-managed instead of tenant-managed, which requires us to record property tax expense and corresponding recovery revenue.
For the nine months ended September 30, 2022, our “Same Store” portfolio consisted of 59 properties, encompassing approximately 17.8 million square feet, with an acquisition value of $2.7 billion and annualized base rents of $183.1 million as of September 30, 2022. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 59 properties for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$178,196	$170,226	$7,970	5%
Property operating expense	18,625	18,166	459	3%
Property management fees to non-affiliates	1,454	1,404	50	4%
Property tax expense	14,398	13,771	627	5%
Depreciation and amortization	82,126	74,993	7,133	10%
Rental Income
Rental income increased by approximately $8.0 million during the nine months ended September 30, 2022 primarily as a result of (1) an increase of approximately $10.4 million in termination income in the nine months ended September 30, 2022; (2) approximately $2.9 million in leasing activity and amendments to existing tenant leases; (3) approximately $0.4 million of fully amortized and written intangibles in the current period due to terminations or amendments to existing leases; offset by (4) approximately $6.5 million in expiring leases and terminations.
Property Tax Expense
Property tax increased by approximately $0.6 million during the nine months ended September 30, 2022 is primarily due to one property becoming landlord-managed instead of tenant-managed, which requires us to record property tax expense and corresponding recovery revenue.
Depreciation and Amortization
Depreciation and amortization increased by approximately $7.1 million during the nine months ended September 30, 2022 as a result of (1) $6.0 million in accelerated amortization due to early terminated leases during 2022; and (2) approximately $1.0 million due to new assets being placed into service.
Portfolio Analysis
Comparison of the Three Months Ended September 30, 2022 and 2021
The following table provides summary information about our results of operations for the three months ended September 30, 2022 and 2021 (dollars in thousands):

	Three Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$101,330	$120,568	$(19,238)	(16)%
Property operating expense	13,716	15,830	(2,114)	(13)%
Property tax expense	9,737	10,684	(947)	(9)%
Property management fees to non-affiliates	823	1,017	(194)	(19)%
General and administrative expenses	9,772	10,462	(690)	(7)%
Corporate operating expenses to affiliates	140	630	(490)	(78)%
Depreciation and amortization	42,628	55,269	(12,641)	(23)%
Impairment provision	10,697	—	10,697	100%
Interest expense	24,283	21,485	2,798	13%
Debt breakage costs	13,249	—	13,249	100%
Transaction expense	234	—	234	100%
Loss from disposition of assets	95,513	—	95,513	100%

Rental Income
The decrease in rental income of $19.2 during the three months ended September 30, 2022 compared to the same period a year ago is primarily the result of (1) a decrease of $14.3 million in rental income due to the sale of the Office Portfolio in August 2022; (2) a decrease of approximately $3.7 million due to expiring leases and terminations; (3) an approximately $1.5 million decrease in prior year operating expense concessions expirations and common area reconciliation; offset by (4) approximately $2.2 million in new leasing activity and amendments to existing tenant leases.
Property Operating Expense
The decrease in property operating expense of $2.1 million during three months ended September 30, 2022 compared to the same period a year ago is primarily the result of the sale of the Office Portfolio in August 2022.
Property Tax Expense
The decrease in property tax expense of approximately $0.9 million during the three months ended September 30, 2022 compared to the same period a year ago is primarily the result of (1) a decrease of approximately $1.5 million as a result of the Office Portfolio sale in August 2022; (2) offset by approximately $0.5 million due to one property becoming landlord-managed instead of tenant-managed, which requires us to record property tax expense and corresponding recovery revenue.

General and Administrative Expenses
General and administrative expenses decreased by approximately $0.7 million during the three months ended September 30, 2022 compared to the same period a year ago primarily due to (1) an approximately $0.7 million decrease in professional fees during the three months ended September 30, 2022; (2) approximately $0.6 million in lower corporate payroll expense as a result of a reduction of employee count; offset by (3) an increase of $0.8 million in employee stock-based compensation expense due to timing of the 2022 grant.
Corporate Operating Expenses to Affiliates
The decrease in corporate operating expense to affiliates of approximately $0.5 million during the three months ended September 30, 2022 is the result of an amendment to the Administrative Services Agreement in the current year, which reduces the services provided.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $12.6 million during the three months ended September 30, 2022 as a result of (1) approximately $11.9 million related to the sale of the Office Portfolio in August 2022 and one property in September 2022; (2) approximately $0.4 million in accelerated amortization of intangibles due to early terminated leases; offset by (3) approximately $0.2 million of new assets being placed into service.
Impairment Provision
The increase in impairment provision of approximately $10.7 million for the three months ended September 30, 2022 compared to the same period a year ago is primarily the result of an impairment at one office property located in the Southern United States recorded during the period in connection with the preparation and review of the financial statements.
Interest Expense
Interest expense increased by approximately $2.8 million during the three months ended September 30, 2022 due to (1) approximately $7.7 million higher in interest rates during the three months ended September 30, 2022 compared to the same period prior; (2) write off of approximately $1.8 million of financing costs related to the early payoff of the 2023 Term Loan, Midland Mortgage Loan, and Bank of America Loan; offset by (3) $4.2 million hedge for the interest rate swaps; (4) $1.5 million decrease due to the payoff of the Midland Mortgage Loan; (5) $1.0 million decrease due to the paydown of the Revolver Line of Credit.
Debt Breakage Costs
Debt breakage costs increased by approximately $13.2 million during the three months ended September 30, 2022 due to prepayment penalties for the payoff of the Midland Mortgage Loan of approximately $0.9 million and the Bank of America Loan of approximately $12.3 million.
Loss From Disposition of Assets
The loss from disposition of assets of approximately $95.5 million during the three months ended September 30, 2022 compared to the same period a year ago is primarily the result of a $105.9 million loss driven by the sale of the Office Portfolio in August 2022, offset by the gain of $10.4 million driven by the sale of one property in September 2022.
Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table provides summary information about our results of operations for the nine months ended September 30, 2022 and 2021 (dollars in thousands):

	Nine Months Ended September 30,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$340,592	$340,747	$(155)	—%
Property operating expense	43,094	44,572	(1,478)	(3)%
Property tax expense	31,252	30,541	711	2%
Property management fees to non-affiliates	2,907	3,015	(108)	(4)%
General and administrative expenses	28,187	30,129	(1,942)	(6)%
Corporate operating expenses to affiliates	1,065	1,890	(825)	(44)%
Depreciation and amortization	155,470	154,716	754	—%
Impairment provision	86,254	4,242	82,012	1,933%
Interest expense	68,315	63,662	4,653	7%
Debt breakage costs	13,249	—	13,249	100%
Loss from disposition of assets	95,513	326	95,187	29,198%
Transaction expense	8,662	—	8,662	100%
General and Administrative Expenses
General and administrative expenses decreased by approximately $1.9 million during the nine months ended September 30, 2022 compared to the same period a year ago primarily due to (1) an approximately $1.0 million decrease in corporate payroll due to a reduced headcount; and (2) an approximately $0.7 million decrease in professional fees during nine months ended September 30, 2022; (3) an approximately $0.4 million decrease in state taxes compared to the same period a year ago; offset by (4) an increase of approximately $0.4 million in employee stock-based compensation during the nine months ended September 30, 2022.
Corporate Operating Expenses to Affiliates
The decrease in corporate operating expense to affiliates of approximately $0.8 million during the nine months ended September 30, 2022 is the result of an amendment to the Administrative Services Agreement in the current year, which reduces the services provided.
Impairment Provision
The increase in impairment provision of approximately $82.0 million for the nine months ended September 30, 2022 compared to the same period a year ago is primarily the result of larger impairments at five properties located in the Midwest, Southwest, and Southern region of the United States incurred during the period.
Interest Expense
The increase in interest expense of approximately $4.7 million for the nine months ended September 30, 2022 compared to the same period a year ago is the result of (1) an approximately $11.0 million increase in interest rates on our variable rate debt; (2) a write off of approximately $1.8 million of financing costs related to the early payoff of the 2023 Term Loan, Midland Mortgage Loan and Bank of America Loan; offset by (3) $5.4 million hedge for the interest rate swaps; (4) $1.5 million decrease due to the payoff of the Midland Mortgage Loan; and (5) $1.0 million decrease due to the paydown of the Revolver Line of Credit.
Debt Breakage costs
Debt breakage costs increased by approximately $13.2 million during the nine months ended September 30, 2022 due to prepayment penalties for the payoff of the Midland Mortgage Loan of approximately $0.9 million and the Bank of America Loan of approximately $12.3 million.
(Loss) Gain from Disposition of Assets
The loss from disposition of assets of approximately $95.2 million during the nine months ended September 30, 2022 compared to the same period a year ago is primarily the result of a $105.9 million loss driven by the sale of the Office Portfolio in August 2022, offset by a gain of $10.4 million from the sale of one property in September 2022.

Transaction Expense
The increase of transaction expense of approximately $8.7 million during the nine months ended September 30, 2022 compared to the same period a year prior is due to the timing of costs incurred related to strategic transactions.
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
Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2022 and 2021 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net (loss) income	$(119,373)	$5,207	$(193,240)	$7,894
Adjustments:
Depreciation of building and improvements	26,268	33,074	90,855	92,353
Amortization of leasing costs and intangibles	16,456	22,286	64,889	62,621
Impairment provision	10,697	—	86,254	4,242
Loss from disposition of assets, net	95,513	—	95,513	327
Equity interest of gain on sale - unconsolidated entities	—	—	—	(8)
FFO	29,561	60,567	144,271	167,429
Distribution to redeemable preferred shareholders	(2,516)	(2,464)	(7,548)	(7,182)
FFO attributable to common stockholders and limited partners	$27,045	$58,103	$136,723	$160,247
Reconciliation of FFO to AFFO:
FFO attributable to common stockholders and limited partners	$27,045	$58,103	$136,723	$160,247
Adjustments:
Revenues in excess of cash received, net	(3,521)	(4,876)	(10,208)	(11,419)
Amortization of share-based compensation	2,698	1,888	6,141	5,718
Deferred rent - ground lease	490	516	1,518	1,548
Unrealized loss (gain) on investments	22	26	180	(10)
Loss on extinguishment of debt — write-off of deferred financing costs	1,771	—	1,771	—
Amortization of above/(below) market rent, net	(436)	(839)	(1,282)	(632)
Amortization of debt premium/(discount), net	103	103	306	306
Amortization of ground leasehold interests	(95)	(91)	(274)	(259)
Amortization of below tax benefit amortization	377	377	1,117	876
Write-off of transaction costs	—	16	28	62
Employee separation expense	—	—	72	—
Transaction expenses	234	—	8,663	—
Debt breakage costs	13,249	—	13,249	—
AFFO available to common stockholders and limited partners	$41,937	$55,223	$158,004	$156,437
FFO per share, basic and diluted	$0.08	$0.16	$0.38	$0.48
AFFO per share, basic and diluted	$0.12	$0.15	$0.44	$0.47

Weighted-average common shares outstanding - basic EPS	324,732,268	324,479,039	324,698,525	304,211,053
Weighted-average OP Units	31,838,890	31,838,890	31,838,890	31,838,890
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	356,571,158	356,317,929	356,537,415	336,049,943

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
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement, we, through the GRT OP as the borrower, have been initially provided with a $1.9 billion credit facility consisting of the Revolving Credit Facility initially scheduled to mature in June 2022 with (subject to the satisfaction of certain customary conditions) four three-month extension options, the $200M 5-Year Term Loan, the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan. The $200M 5-Year Term Loan was paid off as discussed in Note 5, Debt to the consolidated financial statements. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of September 30, 2022, the remaining undrawn capacity under the Revolving Credit Facility was $249.8 million.

On April 28, 2022, we, through the GRT OP, entered into the Fourth Amendment, which amended our maturity extension on the Revolving Credit Facility from a one-year extension option (to June 2023) to a series of three-month extension options (to September 28, 2022, December 28, 2022, March 28, 2023 and June 28, 2023, respectively). The exercise of each extension option requires the payment of a fee of 0.05% on the extended revolving loan commitments and is subject to certain other customary conditions. On May 24, 2022, we exercised the first three-month extension option on the Revolving Credit Facility, which extended the maturity date from June 28, 2022 to September 28, 2022.

Fifth Amendment to Amended and Restated Credit Agreement
Pursuant to the Fifth Amendment to the Second Amended and Restated Credit Agreement, on September 28, 2022, we extended the maturity date on the Revolving Credit Facility from September 28, 2022 to September 30, 2023 and amended the maturity date extension options to a series of three three-month extensions (to December 30, 2023, March 30, 2024 and June 30, 2024, respectively). In addition, the contract interest rate was amended from LIBOR to Secured Overnight Financing Rate (“SOFR”) plus 0.10% per annum (combined “Adjusted SOFR”).
Based on the terms as of September 30, 2022, the interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 5-Year Term Loan, the $400M 5-Year Term Loan, and the $150M 7-Year Term Loan from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If the GRT OP obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of each of the $400M 5-Year Term Loan and the $400M 5-Year Term Loan 2025, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75% and (iii) in the case of the $150M 7-Year Term Loan, from Adjusted SOFR plus 1.40% to Adjusted SOFR plus 2.35%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that LIBOR is discontinued. See Part I "Item 1A. Risk Factors", of our Annual Report on Form 10-K for the year ended December 31, 2021 for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2022 and December 31, 2021 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$13,018	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	8,673	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	6,453	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,324	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,428	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,430	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,398	(5,958)	100,000	100,000
Total				$42,724	$(21,652)	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2022, derivatives where in an asset/liability position are included in the line item “Interest rate swap assets” or "Interest rate swap liability," in the consolidated balance sheets at fair value.
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
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to stockholders. As of September 30, 2022, we had sold 35,519,781 shares for approximately $341.1 million in our DRP Offering.
On October 1, 2021, the Company announced a suspension of our DRP, effective October 11, 2021, which remained in effect as of the date of this filing.
Share Redemption Program
Under parameters established by our Board in 2020 under the SRP, redemptions through September 30, 2021 were limited to those sought upon a stockholder's death, qualifying disability, or determination of incompetence in accordance with the terms of the SRP, and the quarterly cap on aggregate redemptions was equal to the aggregate NAV, as of the last business day of the previous quarter, of the shares issued pursuant to the DRP during such quarter. Settlements of share redemptions are made within the first three business days of the following quarter. During the three months ended September 30, 2022, we redeemed 673,649 shares.
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
As of September 30, 2022, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our Class E common stock or the Series A Preferred Shares occurred prior to August 1, 2021.

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

Cash Requirements
The Company’s material cash requirements as of September 30, 2022 including the following contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2022	Thereafter
Outstanding debt obligations (1)	$1,491,690	$1,888	$1,489,802
Interest on outstanding debt obligations (2)	230,893	15,769	215,124
Ground lease obligations	265,728	743	264,985
Total	$1,988,311	$18,400	$1,969,911
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at September 30, 2022. Projected interest payments on the KeyBank National Association (“KeyBank”) loans are based on the contractual interest rates in effect at September 30, 2022.

Capital Expenditures and Tenant Improvement Commitments

As of September 30, 2022, we had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $25.8 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances decreased by approximately $79.4 million during the nine months ended September 30, 2022 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	Change
Net cash provided by operating activities	$135,348	$155,777	$(20,429)
Net cash used in investing activities	$921,545	$(58,876)	$980,421
Net cash used in financing activities	$(1,155,150)	$(115,709)	$(1,039,441)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the nine months ended September 30, 2022, we generated $135.3 million in cash from operating activities compared to $155.8 million for the nine months ended September 30, 2021. Net cash provided by operating activities before changes in operating assets and liabilities for the nine months ended September 30, 2022 increased by approximately $19.8 million to approximately $146.3 million compared to approximately $166.1 million for the nine months ended September 30, 2021.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$970,376	$22,408	$947,968
Distributions of capital from investment in unconsolidated entities	—	37	(37)
Restricted reserves	—	2,795	(2,795)
Total sources of cash provided by investing activities	$970,376	$25,240	$945,136
Uses of cash for investing activities:
Cash paid in connection with the CCIT II Merger, net of acquisition costs	$—	$(36,746)	$36,746
Acquisition of properties, net	—	—	—
Restricted reserves	(337)	—	(337)
Payments for construction in progress	(13,715)	(47,123)	33,408
Purchase of investments	(221)	(247)	26
Investment in unconsolidated entities	(34,558)	—	(34,558)
Total uses of cash used in investing activities	$(48,831)	$(84,116)	$35,285
Net cash used in investing activities	$921,545	$(58,876)	$980,421

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2022 and 2021 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	Increase (decrease)
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Term Loan	$—	$400,000	$(400,000)
Total sources of cash provided by financing activities	$—	$400,000	$(400,000)
Uses of cash for financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$—	$(415,500)	$415,500
Principal payoff of secured indebtedness - Mortgage Debt	(469,777)	(1,292)	(468,485)
Principal pay down of indebtedness - Revolving Credit Facility	(373,500)	—	(373,500)
Principal payoff of indebtedness - Term Loan	(200,000)	—	(200,000)
Principal amortization payments on secured indebtedness	(6,848)	(7,245)	397
Offering costs	(35)	(35)	—
Deferred financing costs	(2,724)	(567)	(2,157)
Repurchase of common stock	—	(20,180)	20,180
Distributions to noncontrolling interests	(8,360)	(8,357)	(3)
Distributions to preferred units subject to redemption	(7,547)	(7,078)	(469)
Repurchase of common shares to satisfy employee tax withholding requirements	(459)	(891)	432
Distributions to common stockholders	(85,674)	(54,564)	(31,110)
Financing lease payment	(226)	—	(226)
Total sources of cash used in financing activities	$(1,155,150)	$(515,709)	$(639,441)
Net cash (used in) provided by financing activities	$(1,155,150)	$(115,709)	$(1,039,441)
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

Distributions may be funded with operating cash flow from our properties. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to stockholders. The following table shows distributions paid, and cash flow provided by operating activities during the nine months ended September 30, 2022 and year ended December 31, 2021 (dollars in thousands):

	Nine Months Ended September 30, 2022			Year Ended December 31, 2021
Distributions paid in cash — noncontrolling interests	$8,360			$11,134
Distributions paid in cash — common stockholders	85,674			82,976
Distributions paid in cash — preferred stockholders	7,547			9,542
Distributions of DRP	—			22,886
Total distributions	$101,581	(1)		$126,538
Source of distributions (2)
Paid from cash flows provided by operations	$101,581		100%	$103,652	82%
Offering proceeds from issuance of common stock pursuant to the DRP	—		—%	22,886	18%
Total sources	$101,581	(3)	100%	$126,538	100%

Net cash provided by operating activities	$135,348			$204,979
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of September 30, 2022 were $10.3 million for common stockholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the nine months ended September 30, 2022, we paid and declared cash distributions of approximately $85.4 million to common stockholders including shares issued pursuant to the DRP and approximately $8.3 million to the limited partners of the GRT OP, as compared to FFO attributable to common stockholders and limited partners and AFFO available to common stockholders and limited partners for the nine months ended September 30, 2022 of approximately $136.7 million and $158.0 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through September 30, 2022, we paid approximately $1.1 billion of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $752.8 million.
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
As of September 30, 2022, our debt consisted of approximately $1.3 billion in fixed rate debt (including the interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.9 million). As of December 31, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.1 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as LIBOR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $2.0 million annually.
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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of September 30, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of September 30, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the nine months ended September 30, 2022, there were no sales of unregistered securities.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On October 1, 2021, the Company announced that it suspended the SRP beginning with the next cycle commencing fourth quarter 2021. Therefore, during the quarter ended September 30, 2022, we had no redemptions of common shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.
ITEM 5. OTHER INFORMATION
(a)On November 10, 2022, the Company completed an internal restructuring (the “Restructuring”). The Company conducts all of its business through an operating partnership, with that operating partnership, directly or indirectly through subsidiaries, owning all of the Company’s assets and liabilities. Pursuant to the Restructuring, an operating company, GRT OP LLC (the “Operating Company”), wholly owns GRT OP, L.P., the entity through which the Company conducts all of its business (the “Operating Partnership”).

In connection with the Restructuring, the Company, as managing member of the Operating Company, entered into the Limited Liability Company Agreement of GRT OP LLC, dated November 10, 2022 (the “LLCA”), which contains the same material terms as the Fifth Amended and Restated Limited Partnership Agreement of GRT OP, L.P., as amended (the “Existing LPA”), with certain technical, conforming and clarifying changes to reflect the different form of organization. The description of the material terms of the Existing LPA was previously reported in the section entitled “Our Operating Partnership Agreement” in the Company’s Registration Statement on Form S-11 filed September 18, 2017 and supplemented by Item 1.01 of the Company’s Current Report on Form 8-K dated April 29, 2019, which descriptions are incorporated herein by reference.

Also, in connection with the Restructuring, the Company entered into the Sixth Amended and Restated Limited Partnership Agreement of GRT OP, L.P., dated November 10, 2022 (the “Amended LPA”), which amends and supersedes the Existing LPA. In light of this entity now being wholly-owned under the new operating company, the Amended LPA includes customary provisions relating to the business of the Operating Partnership, capital contributions, profits and losses, distributions, admission of additional limited partners, management of the Operating Partnership, indemnification and liability.

The foregoing descriptions of the LLCA and Amended LPA are not complete and are subject to and qualified in its entirety by the terms of the LLCA and Amended LPA, copies of which are filed as Exhibits 10.4 and 10.5, respectively, and incorporated by reference herein.

(b)During the quarter ended September 30, 2022, there were no material changes to the procedures by which security holders may recommend nominees to the Board.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Second Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on August 5, 2022, SEC File No. 000-55605
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed on August 5, 2022, SEC File No. 000-55605
10.1
Purchase and Sale Agreement dated August 26, 2022, by and between the Office Buyers and the GRT Sellers, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 1, 2022, SEC File No. 000-55605

10.2
Joint Venture and Limited Liability Company Agreement of NVO Promote LLC, dated August 26, 2022, by and between GRT VAO OP, LLC and RVMC Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 1, 2022, SEC File No. 000-55605

10.3
Fifth Amendment to Second Amended and Restated Credit Agreement dated September 28, 2022, by and among Griffin Realty Trust, Inc., GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2022, SEC File No. 000-55605

10.4	Limited Liability Company Agreement of GRT OP LLC, dated November 10, 2022
10.5	Sixth Amended and Restated Limited Partnership Agreement of GRT OP, L.P., dated November 10, 2022
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*
The following Griffin Realty Trust, Inc. financial information for the period ended September 30, 2022 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GRIFFIN REALTY TRUST, INC. (Registrant)
Dated:	November 14, 2022	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)