Form 10-K
period 2022-12-31
Peakstone Realty Trust
filed 2023-03-24
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-55605

Peakstone Realty Trust
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
Common Shares, $0.001 par value per share
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Aggregate market value of the common shares held by non-affiliates of the Company: No established market exists for the Company’s common shares. As of March 24, 2023 there were 62,124 Class T common shares, 200 Class S common shares, 4,668 Class D common shares, 212,424 Class I common shares, 2,714,120 Class A common shares, 5,272,834 Class AA common shares, 102,993 Class AAA common shares, and 27,629,649 Class E common shares of Peakstone Realty Trust outstanding.
Documents Incorporated by Reference:
The Registrant incorporates by reference in Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K portions of its Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders.

PEAKSTONE REALTY TRUST

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Annual Report on Form 10-K of Peakstone Realty Trust, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; the impact of the work-from-home trends; recent and ongoing disruption in the debt and banking markets; occupancy, rent deferrals and the financial condition of our tenants; whether easing of the pandemic, work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; future financial and operating results, plans, objectives, expectations and intentions; expected sources of financing and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether the Listing (defined below) will be completed; whether the proposed Listing will maximize shareholder value; whether we will be successful in the pursuit of our business plan, including any dispositions; whether we will succeed in our investment objectives; any relationship between the trading price of our common shares at the proposed Listing and our published net asset value; any fluctuation and/or volatility of the trading price of our common shares once listed; risks associated with our dependence on key personnel whose continued service is not guaranteed; risks related to the disruption of management’s attention from ongoing business operations due to pursuit of requirements related to being a listed company; whether we will comply with Sarbanes-Oxley as required of listed companies; and other factors discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report.
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

Summary of Risk Factors
•There is currently no public trading market for our common shares and there may never be one. While we have announced our intention to pursue the proposed Listing (as defined below), there is no assurance that the Listing will be completed, and if it is not completed; it will be difficult for our shareholders to sell their shares.
•If the proposed Listing occurs, trading in our common shares, at the time of and following the proposed Listing, could experience substantial volatility, and the trading price of our common shares could decline significantly due to actual or anticipated sales of our common shares by our shareholders or other factors, which could have a material adverse effect on us. If the proposed Listing occurs, the trading price of our common shares may vary significantly from our previously published NAV (as defined below).
•Our shareholders are subject to the risk that our distributions to shareholders may change, which could adversely impact the attractiveness of owning our common shares.
•Our shareholders are subject to the risk that our business and operating plans may change.

•Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of common limited partnership units (“OP Units”) of PKST OP, L.P., our operating partnership (“Operating Partnership”), which may impede business decisions that could benefit our shareholders. Additionally, the current chairman of our board of trustees (the “Board”) is a controlling person of entities that have received OP Units, and therefore may face conflicts with regard to his fiduciary duties to the Company and those entities.
•If the Company has not redeemed the Series A convertible preferred shares (the “Series A Preferred Shares”), completed the Listing or listed the Series A Preferred Shares on a national exchange by August 1, 2023, then on or after such date the holder of our Series A Preferred Shares has a right to require us to redeem the Series A Preferred Shares for cash. Accordingly, unless we have completed the Listing or listed our Series A Preferred Shares by such date, if the holder exercises this right we will need to allocate cash to satisfy this redemption when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans. In addition, after August 8, 2023, the preferred holder has the right, at its option, to convert its Series A Preferred Shares into common shares of the Company. Such conversion would dilute the interests of our other shareholders unless the Company elects to satisfy such conversion by making a cash payment to the preferred holder (in which case we would have to allocate cash thereto when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans).
•Our shareholders’ percentage ownership interest in the Company will be diluted if we issue additional shares or if our Operating Partnership issues additional OP Units.
•A substantial portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand. Office assets may experience a further decrease in leasing and investment demand and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.
•Most of our properties are occupied by a single tenant; therefore, income generated by nearly all of our properties is dependent on the financial stability of a single tenant at each property. The bankruptcy, insolvency, merger, lack of access to debt or equity capital or downturn in the business of, or a lease termination or election not to renew by one of these tenants could have a material adverse effect on us.
•We currently rely on five tenants for approximately a quarter of our revenue and adverse effects to their business could have a material adverse effect on us.
•Our operating results will be affected by economic and regulatory changes, such as inflation and rising interest rates that have an adverse impact on the real estate market in general, and we cannot provide any assurance that we will be profitable or that we will realize growth in the value of our real estate properties.
•Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions because we would incur additional tax liabilities, which could have a material adverse effect on us.

PART I

ITEM 1. BUSINESS
The use herein of the words “PKST,” “the Company,” “we,” “us,” and “our” refer to Peakstone Realty Trust, a Maryland real estate investment trust, and its subsidiaries, including PKST OP L.P., our operating partnership (our “Operating Partnership”), except where the context otherwise requires.
Overview
Peakstone Realty Trust is an internally managed, publicly registered real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations. The Company’s wholly-owned portfolio contains properties with key characteristics, including difficult-to-replicate locations and significant tenant investment in the building, which the Company believes make these properties more essential to the tenants. Nearly 75% of the Annualized Base Rent (as defined below) from our wholly-owned portfolio is generated from properties located in coastal and sun belt markets, areas where we believe demographic drivers such as strong median household income and educational attainment create a more favorable economic backdrop.
The Company, founded in 2009 and headquartered in El Segundo, California, is led by an experienced, cycle-tested management team that, through equity ownership, is financially aligned with shareholders. Our executive management team has an average of approximately 34 years of commercial real estate experience and decades of experience operating public companies. In addition to the executive team, the Company’s nine senior real estate professionals average approximately 23 years of experience, and the entire senior real estate team has averaged nine years of experience working together. The team has extensive knowledge of the Company’s existing portfolio and has nurtured a broad network of long-standing industry relationships, especially in the markets where the Company’s properties are located.
As of December 31, 2022, we owned 81 properties in 24 states. Our contractual base rent before abatements and deducting base year operating expenses for gross and modified gross leases multiplied by 12 months (“Annualized Base Rent”) as of December 31, 2022 is approximately $223.9 million. As of December 31, 2022, our portfolio was approximately 95.5% leased (based on square footage), with a weighted average remaining lease term of 7.1 years and weighted average annual rent increases of approximately 2.0%. Approximately 61.5% of our Annualized Base Rent as of December 31, 2022 was generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings.
History and Structure
Our platform was founded in 2009 with the launch of our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), a publicly-registered, non-traded REIT that acquired a geographically diversified portfolio of strategically located, high-quality corporate industrial and office properties primarily leased to single tenants. Our Predecessor’s business plan was focused on the acquisition of assets that, in Predecessor management’s opinion, were more essential to the tenant.
In 2013, our Predecessor completed its primary offering, and we (then named Griffin Capital Essential Asset REIT II, Inc.) were launched with the same business plan as our Predecessor.
On December 14, 2018, our Predecessor further aligned management with investors by internalizing management in a transaction whereby the former sponsor of our Predecessor and us, Griffin Capital Company, LLC (“GCC”), and Griffin Capital, LLC sold the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC to us in exchange for limited partnership units of our Operating Partnership. On that date, we also announced a proposed combination of operations with our Predecessor and certain other related entities (the “Predecessor Merger”). The Predecessor Merger closed on April 30, 2019 and the surviving company was renamed Griffin Capital Essential Asset REIT, Inc.
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

On August 26, 2022, we completed the sale of a 41-property office portfolio (the “Office Portfolio Sale”) to a joint venture (the “Office Joint Venture”) in which we hold a 49% interest and are a member. On December 27, 2022, we completed a companion sale of a five-property portfolio (the “Companion Office Portfolio Sale”) to the Office Joint Venture.
On February 21, 2023, we announced our intention to list our common shares on the New York Stock Exchange (the “Listing”). We expect the Listing to occur on or about April 13, 2023, subject to, among other things, obtaining approval from the NYSE to list our common shares.
Structure
Like many other REITs, we utilize a structure known as an umbrella partnership REIT (“UPREIT”), pursuant to which we conduct all of our business through our Operating Partnership, with our Operating Partnership, directly and indirectly through subsidiaries, owning all of our assets and liabilities.
As of December 31, 2022, the Company, as the general partner, controlled our Operating Partnership and owned approximately 91.0% of the OP Units. The remaining 9.0% of OP Units are owned by GCC and other affiliates of the Company, as well as unaffiliated, third-party members.
On January 19, 2023, we converted our form of organization from a Maryland corporation to a Maryland real estate investment trust and changed our name from Griffin Realty Trust, Inc. to Griffin Realty Trust. On March 10, 2023, in anticipation of our Listing, we changed our name from Griffin Realty Trust to Peakstone Realty Trust and our Operating Partnership changed its name to PKST OP, L.P.
Our Business Strategy
The Company’s primary long-term objective is to maximize shareholder value over time. Operating through three distinct business segments – Industrial, Office and Other (for more details on segmentation see “Results of Operations – Segment Information” below) – the Company is focused on improving per share metrics through internal and external growth, pursuing multi-channel investments across the risk and capital spectrum, and maximizing strategic flexibility by targeting an investment grade credit rating. The Company seeks to achieve this objective by leveraging the Company’s experienced, real estate-focused, cycle-tested management team to pursue the following three-part strategy:

•Own and operate a stabilized portfolio of wholly-owned, high-quality, newer-vintage single-tenant industrial and office properties located in diverse, strategic growth markets: The Company intends to prudently and proactively manage the cash flow generated from its portfolio. With a weighted average remaining lease duration exceeding seven years as of December 31, 2022, our wholly-owned portfolio’s stability enables management to thoughtfully and without undue pressure execute the Company’s self-funded business plan.
•Operate a self-funded business plan through capital recycling and free cash flow: Cash generated from the Company’s portfolio provides management with a range of allocation options, none of which rely upon near term outside capital. These options include (i) sale of properties, most likely certain office assets, (ii) selective reinvestment in the portfolio where return on capital warrants such investment, (iii) further repayment of the Company’s outstanding debt, (iv) return of capital to shareholders, and (v) selective acquisition of industrial properties.
•Selectively acquire high-quality, Class A industrial properties: We intend to acquire additional well-located, high-quality industrial properties over time to benefit from secular tailwinds expected in this sector. Management has identified specific markets where access to key transportation arteries including trade ports, intermodal (rail to truck) hubs and interstate highway systems make these locations more desirable to tenants. The Company believes that acquiring properties primarily in these areas provides the potential for rent rate growth, lower capital expenditure requirements and higher returns.

Competition
The commercial real estate markets in which we operate are highly competitive. The leasing of real estate is also often highly competitive, and we may experience competition for tenants from owners and managers of competing projects. As a result, we may have to provide free rent, incur charges for tenant improvements, or offer other inducements, or we might not be able to timely lease the space, all of which may have material adverse effect on us. Competition may also lead to an increase in tenants electing to not renew their lease, seeking to reduce the amount of space they lease with us and/or seeking shorter lease terms, which may also have a material effect on us. At the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties which could have a material adverse impact on us.
Regulatory Matters
Overview
Our business is subject to many laws and governmental regulations. Changes in these laws and regulations, or their interpretation by agencies and courts, occur frequently. We and any of our operating subsidiaries that we may form may be subject to state and local tax in states and localities in which they or we do business or own property. The tax treatment of us, our Operating Partnership, any of our operating subsidiaries we may form and the holders of our shares in local jurisdictions may differ from our U.S. federal income tax treatment.
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
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain a pollution insurance policy for all of our properties to insure against the potential liability of remediation and exposure risk. Also, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. If we are unable to meet the required emissions reductions, we may be subject to material fines that will continue to be assessed each year we fail to comply.

Other Regulations
The properties we own and operate generally are subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements. However, we cannot assure our shareholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have an adverse effect on our financial condition and results of operations.

We conduct our operations so that we and our subsidiaries are not required to register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”), and monitor the structure and nature of our assets so that we do not come within the definition of an “investment company” under the 1940 Act. If we or our subsidiaries fail to maintain an exception or exemption from the 1940 Act, we may be required to, among other things, substantially change the manner in which we conduct our operations to avoid being required to register as an investment company under the 1940 Act or register as an investment company under the 1940 Act.
Human Capital Management
We are internally managed by an experienced and proven team that specializes in industrial and office properties. As of December 31, 2022, we employed 36 people. We believe our employees are our greatest asset. Because of this perspective, we have implemented a number of programs to foster their professional growth and their growth as global citizens.
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
We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value racial, gender, and generational diversity throughout our organization. As of December 31, 2022, approximately 49% of our employees were people of color/minorities and approximately 46% were women. In addition, as of December 31, 2022, half of our eight-member Board was composed of women and/or minorities.
Our social policy extends beyond the individuals within our organization and encourages our employees to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back to the communities in which we live and work.
Available Information
We make available on the “SEC Filings” subpage of the investor section of our website (www.pkst.com) free of charge our annual reports on Form 10-K, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Ethics and Business Conduct and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Governance Documents” subpage of the “Investors” section of our website. The Company also will routinely post important information to its website about its business, operating results and financial condition and prospects, including, for example, information about material acquisitions and dispositions, earnings releases and copies of investor presentations.

ITEM 1A. RISK FACTORS
Shareholders should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, liquidity, results of operations, cash flow, ability to satisfy our debt obligations, returns to our shareholders, the value of our shareholders’ investment in us and/or our ability to make distributions to our shareholders could be materially and adversely affected, which we refer herein collectively as a “material adverse effect on us.” Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding these forward-looking statements.
Risks Related to Our Common Shares
There is currently no public trading market for our common shares and there may never be one. While we have announced our intention to pursue the Listing, there is no assurance that the Listing will be completed, and if it is not completed, it will be difficult for our shareholders to sell their shares.
There is currently no public trading market for our common shares and there may never be one. While we have announced our intention to pursue the Listing, there is no assurance that the Listing will be completed, and if it is not completed, it will be difficult for shareholders to sell their shares.

If we do not complete the proposed Listing, we have a share redemption program (the “SRP”), but it currently is suspended. Even if the SRP was reinstated and is active and in effect, we may not have sufficient cash to satisfy the permitted quarterly value of redemption requests. Our Board may limit, suspend, terminate or amend any provision of our SRP at any time upon 10 days’ notice.
Furthermore, to ensure that we do not fail to qualify as a REIT, our charter also prohibits the ownership by any Person (as defined in our charter) of more than 9.8% (in value or in number, whichever is more restrictive, as determined in good faith by our Board) of the aggregate of our common shares or more than 9.8% of the value (as determined in good faith by our Board) of the aggregate of outstanding Shares (as defined in our charter), unless waived by our Board. Such restriction may inhibit large investors from desiring to purchase a shareholder’s shares, including in connection with a takeover that could otherwise result in a premium price for our shareholders, and could impose further impediments to a shareholder’s ability to sell their common shares.
If the proposed Listing occurs, trading in our shares, at the time of and following, the proposed Listing, could experience substantial volatility, and the trading price of our common shares could decline significantly due to actual or anticipated sales of our shares by our shareholders or other factors, which could have a material adverse effect on us. In addition, if the proposed Listing occurs, the trading price of our common shares may vary significantly from our previously published NAV (as defined below). Further, if you elect to sell your shares following the Listing, you may receive less for the sale of those shares than the price you paid for those shares.
Our common shares currently are not listed on any national securities exchange and, as noted above, the ability of our shareholders to liquidate their investments currently is limited. As a result, if the Listing occurs, there may be significant pent-up demand by our shareholders seeking liquidity by selling their common shares. Therefore, if the proposed Listing occurs, trading in our shares at the time of, and following, the proposed Listing could experience substantial volatility. The trading price of our common shares could decline significantly due to the sale of substantial amounts of our common shares in the public market by our shareholders, or the perception that such sales could occur, or other factors, which could have a material adverse effect on us. In addition, if the proposed Listing occurs, the trading price of our common shares may vary significantly from our previously published NAV. Further, if you elect to sell your shares following the Listing, you may receive less for the sale of those shares than the price you paid for those shares.
Furthermore, the U.S. stock markets, including the NYSE, on which we have applied to list our common shares, have experienced significant price and volume fluctuations, especially office REITs. As a result, the market price of our common shares is likely to be similarly volatile, and investors in our common shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future.
In addition to the risks listed in this “Risk Factors” section, a number of factors could negatively affect the share price of our common shares or result in fluctuations in the price or trading volume of our common shares, including:
•the annual yield from distributions on our common shares as compared to yields on other financial instruments;
•equity issuances by us, or future sales of substantial amounts of our common shares by our existing or future shareholders, or the perception that such issuances or future sales may occur;
•increases in market interest rates or a decrease in our distributions to shareholders that lead purchasers of our common shares to demand a higher yield;
•changes in market valuations of similar companies;
•fluctuations in stock market prices and volumes from time to time due to a variety of factors, including from sales of our common shares sold by our shareholders;
•additions or departures of key management personnel;
•our operating performance and the performance of other similar companies;
•actual or anticipated differences in our quarterly operating results;

•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about us or our industry by securities analysts;
•failure to qualify as a REIT;
•adverse market reaction to any indebtedness we incur in the future, or our failure to establish debt levels that investors believe are appropriate;
•strategic decisions by us or our competitors, such as acquisitions, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•the passage of legislation or other regulatory developments that adversely affect us or our industry;
• speculation in the press or investment community;
• changes in our earnings;
• changes in the underlying value of real estate;
• failure to satisfy the listing requirements of the NYSE;
• failure to comply with the requirements of the Sarbanes-Oxley Act;
• actions by institutional shareholders;
• changes in accounting principles; and
• general market conditions, including factors unrelated to our performance.
In the past, securities class action litigation has often been instituted against companies following periods of volatility in the price of their common shares. This type of litigation could result in substantial costs and divert our management’s attention and resources, which could have a material adverse effect on our cash flows, our ability to execute our business strategy and our ability to make distributions to our shareholders.
Our shares are subject to the risk that our distributions to shareholders may change, which could adversely impact the attractiveness of owning our shares.
Considering the need to retain greater liquidity as a listed company, on February 21, 2023, the Company announced that the Board had declared a reduced distribution rate of $0.90 per common share annualized, subject to adjustments for class-specific expenses, for the month of February 2023, which was paid to shareholders on February 24, 2023. In addition, for distributions following the February distribution, the Company will cease calculating and determining record holders for its distribution rate daily, and instead will pay distributions to holders of common shares in a specific amount and on a specified record date. Accordingly, on March 24, 2023, the Company announced that the Board had declared a distribution of $0.075 per common share payable on May 12, 2023 to holders of record of its common shares on May 2, 2023, and if the Listing occurs after the record date, the distribution will be paid with respect to each class of the Company’s currently outstanding common shares, with appropriate adjustments for each class.
All distributions will be at the sole discretion of our Board and will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and FFO, AFFO, maintenance of our REIT qualification and such other matters as our Board may deem relevant from time to time. We intend to evaluate distributions throughout 2023, and it is expected that shareholders will not receive distributions equivalent to those previously paid by us for various reasons, including need to retain cash to satisfy our current obligations, including debt maturities, for investment purposes, working capital reserves or other purposes. Shareholders have no contractual or other legal right to distributions that have not been authorized and declared by the Board. We may not be able to make distributions in the future or may need to fund such distributions from external sources, as to which no assurances can be given. In addition, as noted above, we may choose to retain operating cash flow, and these retained funds, although increasing the value of our assets on our balance sheet, may not correspondingly increase the market price of our common shares. Our failure to meet the market’s expectations with regard to future cash distributions likely would adversely affect the market price of our common shares.

Our shareholders are subject to the risk that our business and operating plans may change.
Our Board may change our investment objectives, targeted investments, borrowing policies or other corporate policies without shareholder approval.
Increases in market interest rates may result in a decrease in the value of our common shares.
One of the factors that may influence the price of our common shares will be the dividend distribution rate on our common shares (as a percentage of the price of our common shares) relative to market interest rates. If market interest rates rise, prospective purchasers of our common shares may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for distribution and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. We therefore may not be able, or we may not choose, to provide a higher distribution rate. As a result, prospective purchasers may decide to purchase other securities rather than our common shares, which would reduce the demand for, and result in a decline in the market price of, our common shares.
Risks Related to Our Conflicts of Interest
Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could benefit our shareholders. Additionally, the current chairman of our Board is a controlling person of entities that own OP Units, and therefore may face conflicts with regard to his fiduciary duties to the Company and those entities.
Conflicts of interest exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units. Our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we, as the general partner of our Operating Partnership have fiduciary duties, and obligations to our Operating Partnership and its partners in connection with the management of our Operating Partnership under Delaware law and the partnership agreement of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company. Additionally, the current chairman of our Board is a controlling person of entities that own OP Units, and therefore may face conflicts of interest with respect to his fiduciary duties to the Company and those entities.
Certain of our executive officers own an interest in an incentive compensation plan controlled by the current chairman of our Board and pursuant to which they may be entitled to receive substantial payments, which could cause these executive officers to make decisions with respect to the Company that are not in the best interest of the Company.
Our chief executive officer (Mr. Escalante), chief financial officer (Mr. Bitar), and two of our executive vice presidents (Messrs. Sohn and Tausk) are participants in a long-term incentive program of GCC, an entity owned and controlled by the current chairman of our Board (the “GCC Incentive Plan”) as a result of their prior service to GCC, including as a result of their role in our internalization transaction in 2018. Each of these executives may be entitled to receive certain payments from the GCC Incentive Plan, which payments could be substantial. The possibility of receiving these payments could cause these executive officers to make decisions with respect to the Company that are not in the best interest of our Company.
Risks Related to Our Corporate Structure
If the Company has not redeemed the Series A Preferred Shares, completed the Listing or listed the Series A Preferred Shares on a national exchange by August 1, 2023, then on or after such date the holder of our Series A Preferred Shares has a right to require us to redeem the Series A Preferred Shares for cash. Accordingly, unless we have completed the Listing or listed our Series A Preferred Shares on a national securities exchange by such date, if the holder exercises this right we will need to allocate cash to satisfy this redemption when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans. In addition, after August 8, 2023, the preferred holder has the right, at its option, to convert its Series A Preferred Shares into common shares of the Company. Any such conversion would dilute the interests of our other shareholders unless the Company elects to satisfy such conversion by making a cash payment to the preferred holder (in which case we would have to allocate cash thereto when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans). Any of the foregoing risks could have a material adverse effect on us.
We have issued 5,000,000 Series A Preferred Shares that rank senior to all of our other shares, including our common shares, and grant the holder certain rights that are superior or additional to the rights of common shareholders, including with respect to the payment of distributions, liquidation preference, redemption rights, and conversion rights. Distributions on the

Series A Preferred Shares are cumulative and are declared and payable quarterly in arrears. Under the terms of the original purchase agreement for the Series A Preferred Shares, the holder of the Series A Preferred Shares agreed to purchase an additional 5,000,000 Series A Preferred Shares at a later date for an additional purchase price of $125.0 million, subject to satisfaction of certain conditions. Accordingly, under certain circumstances, the preferred holder may have a right to purchase a second tranche of the Series A Preferred Shares.
If the Company has not completed the Listing or listed its Series A Preferred Shares on a national exchange by August 1, 2023, then on or after such date, the holder of the Series A Preferred Shares has a right to require us to redeem the Series A Preferred Shares for cash. Accordingly, unless we have completed the Listing or listed our Series A Preferred Shares on a national securities exchange by such date, if the holder exercises this right we will need to allocate cash to satisfy this redemption when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans. In addition, after August 8, 2023, the preferred holder has the right, at its option, to convert its Series A Preferred Shares into common shares of the Company. Any such conversion would dilute the interests of our other shareholders unless the Company elects to satisfy such conversion by making a cash payment to the preferred holder (in which case we would have to allocate cash thereto when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans). Any issuance of a second tranche of Series A Preferred Shares and the subsequent conversion of such Series A Preferred Shares (which may be converted by the holder as soon as five years from the issuance date thereof) would similarly be dilutive to our common shareholders, unless the Company elects to satisfy such conversion in cash (in which case we would have to allocate cash thereto when there may be a shortage of cash or when we may prefer to allocate cash to other uses consistent with our business plans). The Company has the right to redeem the Series A Preferred Shares (including Series A Preferred Shares that may be issued in any such second tranche) at any time.
We are obligated to pay the holder of the Series A Preferred Shares its current distributions and any accumulated and unpaid distributions prior to any distributions being paid to our common shareholders and, therefore, any cash available for distribution is used first to pay distributions to the holder of the Series A Preferred Shares. The Series A Preferred Shares also have a liquidation preference in the event of our voluntary or involuntary liquidation, dissolution, or winding up of our affairs (a “liquidation”) which could negatively affect any payments to the common shareholders in the event of a liquidation.
If we fail to pay distributions on the Series A Preferred Shares for six quarters (whether or not consecutive), the holder will be entitled to elect two additional trustees of the Company (the “Preferred Shares Trustees”). The election will take place at the next annual meeting of shareholders, or at a special meeting of the holder of Series A Preferred Shares called for that purpose, and such right to elect Preferred Shares Trustees shall continue until all distributions accumulated on the Series A Preferred Shares have been paid in full for all past distribution periods and the accumulated distribution for the then current distribution period shall have been authorized, declared and paid in full or authorized, declared and a sum sufficient for the payment thereof irrevocably set apart for payment in trust.
If any of the foregoing risks were to materialize, it could have a material adverse effect on us.
Our shareholders’ percentage ownership interest in the Company will be diluted if we issue additional shares or if our Operating Partnership issues additional OP Units.

Our shareholders’ interest in the Company will be diluted if we issue additional shares. Our shareholders do not have preemptive rights to any shares issued by us in the future. Subject to Maryland law, our Board may increase the number of authorized common shares, increase or decrease the number of shares of any class or series of shares designated, or reclassify any unissued shares without obtaining shareholder approval. Further, our outstanding and any later-issued Series A Preferred Shares may be converted into our common shares under certain circumstances unless the Company elects to satisfy such conversion by making a cash payment to the preferred holder. Existing shareholders will experience dilution of their equity investment or voting power in the Company if we issue additional shares in the future, including issuing restricted common shares or restricted share units (“RSUs”) to our independent trustees and executive officers, issuing shares in connection with an exchange of partnership interests of the Operating Partnership, issuing additional OP Units or converting shares of the outstanding tranche of our Series A Preferred Shares into our common shares.

Our charter contains certain ownership limits with respect to our shares.
Generally, to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year (except with respect to the first taxable year for which an election to be taxed as a REIT is made). The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Our charter authorizes our Board to take such actions as it determines are necessary or appropriate to preserve our qualification as a REIT. Our charter prohibits the ownership by any Person (as defined in our charter) of more than 9.8% (in value or in number, whichever is more restrictive, as determined in good faith by our Board) of the aggregate of our common shares or more than 9.8% of the value (as determined in good faith by our Board) of the aggregate of our outstanding Shares (as defined in our charter), unless waived by our Board. For these purposes, our charter includes a “group” as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of “Person.” Our Board may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied.
This ownership limit and the other restrictions on ownership and transfer of our shares contained in our charter may:
•discourage a tender offer or other transactions or a change in management or of control that might involve a premium price for our shares or that our shareholders might otherwise believe to be in their best interest; or
•result in the transfer of shares acquired in excess of the restrictions to a trust for the benefit of a charitable beneficiary and, as a result, the forfeiture by the acquirer of the benefits of owning the additional shares.
Certain provisions of Maryland law could inhibit changes in control, which may discourage third parties from conducting a tender offer or seeking other change of control transactions that might involve a premium price for our shares or that our shareholders might otherwise believe to be in their best interest.
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium price for our common shares, including:
• “business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then-outstanding voting shares at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and/or supermajority shareholder voting requirements on these combinations; and
• “control share” provisions that provide that a shareholder’s “control shares” of our Company (defined as shares (other than shares acquired directly from us) that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
As permitted by the MGCL, we have elected to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.
Further, Maryland statutory law provides that an act of a trustee relating to or affecting an acquisition or a potential acquisition of control of a real estate investment trust may not be subject to a higher duty or greater scrutiny than is applied to any other act of a trustee. Hence, trustees of a Maryland real estate investment trust by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
Our shareholders’ investment return would be reduced if we were required to register as an investment company under the 1940 Act and we would not be able to continue our business unless and until we registered under the 1940 Act.
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
Our rights and the rights of our shareholders to recover claims against our officers and trustees are limited, which could reduce our shareholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the real estate investment trust’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our trustees and officers to the maximum extent permitted under Maryland law. Additionally, our charter limits the liability of our trustees and officers for monetary damages to the maximum extent permitted under Maryland law. Further, our charter permits the Company, with the approval of our Board, to provide such indemnification and advancement of expenses to any of our employees or agents. As a result, we and our shareholders may have more limited rights against our trustees, officers, employees and agents, than might otherwise exist under common law, which could reduce our shareholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our trustees, officers, employees and agents in some cases which would decrease the cash otherwise available for distribution to our shareholders.
We are uncertain of our sources of funding our future capital needs. If we cannot obtain funding on acceptable terms, our ability to make necessary capital improvements to our properties may be impaired or delayed.
To continue to qualify as a REIT, we generally must distribute to our shareholders at least 90% of our taxable income each year, excluding capital gains. Because of this distribution requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all of our sources of funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, we may not be able to make necessary capital improvements to our properties, pay other expenses, make distributions or expand our business.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders.
Our bylaws provide that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach by any trustee, officer or other employee of the Company of a duty owed to the Company or our shareholders or of any standard of conduct set forth in the Maryland General Corporation Law (“MGCL”), (iii) any action asserting a claim arising pursuant to any provision of the MGCL including, but not limited to, the meaning, interpretation, effect, validity, performance or enforcement of our charter or our bylaws, (iv) any action asserting a claim governed by the internal affairs doctrine , or (v), upon the Listing, any Internal Corporate Claim (as defined the MGCL). This exclusive forum provision does not apply to claims under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares will be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our Board, without shareholder approval, adopted this provision of our bylaws so that we may respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with the Company or our trustees, officers, agents or employees, if any, and may discourage lawsuits against us and our trustees, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland real estate investment trust may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

Risks Related to Our Business
A substantial portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand. Office assets may experience a further decrease in leasing and investment demand and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.

A substantial portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand. Current economic conditions could lead our office tenants to elect to not renew their leases, or to renew their leases for less space than they currently occupy, which could increase vacancy rates and decrease rental income. Remote and hybrid work practices are likely to continue in a post-pandemic environment. Changes to tenants’ space requirements and configurations may require us to spend increased amounts for property improvements. Additionally, if substantial office space reconfiguration is required, it may be more attractive for our tenants to pursue relocating to other office space than renewing their leases and renovating their existing space, which could have a material adverse effect on us.
Further, our current business plan contemplates the sale of a number of our office assets. Our ability to sell our office assets at attractive prices may be limited in the current economic climate, and there is no assurance that we will be able to effect such sales on attractive terms, or at all.

Most of our properties are occupied by a single tenant; therefore, income generated by nearly all of our properties is dependent on the financial stability of a single tenant at each property. The bankruptcy, insolvency, merger, lack of access to debt or equity capital or downturn in the business of, or a lease termination or election by a tenant not to renew could have a material adverse effect on us.

Our properties are primarily leased to single tenants or will derive a majority of their rental income from single tenants and, therefore, the success of those properties is materially dependent on the financial stability of the companies to which we have leased and/or who have guaranteed such leases. Lease payment defaults, including those caused by the current economic climate or tenant liquidity limitations resulting from adverse developments affecting the financial services industry, could cause us to reduce the amount of distributions we pay and/or force us to find an alternative source of revenue to meet a debt payment and prevent a foreclosure if the property secures a loan. In the event of a default under a lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property. If a lease is terminated or an existing tenant elects not to renew a lease upon its expiration, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss. A default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have a material adverse effect on us. Additionally, in certain instances, we may enter into leases that do not include a credit party guaranty. Moreover, we can provide no assurance that our strategy of owning and operating industrial and office properties that are primarily leased to single tenants will be successful or that we will attain our investment and portfolio management objectives. Furthermore, although we have no current intention to do so, we may also invest in single-tenant, leased industrial and office properties outside of the United States and we can provide no assurance that we will have success in any such investments. The occurrence of any of the foregoing could have a material adverse effect on us.
We currently rely on five tenants for approximately a quarter of our revenue and adverse effects to their business could have a material adverse effect on us.
Our five largest tenants, based on Annualized Base Rent as of December 31, 2022, were Amazon located in Illinois, Ohio and Virginia (approximately 7.3%), Keurig Dr. Pepper, located in Massachusetts (approximately 5.1%), Wood Group located in Georgia, Ohio and Texas (approximately 4.5%), Southern Company Services located in Texas (approximately 4.0%) and LPL located in Alabama (approximately 3.8%). The revenues generated by the properties leased and/or guaranteed by these companies are substantially reliant upon the financial condition of such companies and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants may result in the failure or delay of such tenant’s rental payments, which could have a material adverse effect on us.
Approximately a quarter of the leases in our portfolio are scheduled to expire in the next four years, which may cause a loss in the value of our shareholders’ investment until the affected properties are re-leased, increase our exposure to downturns in the real estate market during the time that we are trying to re-lease such space, and increase our capital expenditure requirements during the re-leasing period, any of which could have a material adverse effect on us.
Our lease expirations by year based on Annualized Base Rent as of December 31, 2022 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2023	$6,583	3	746,600	2.9%
2024	24,003	11	2,357,400	10.7
2025	9,242	7	869,400	4.1
2026	12,567	4	1,449,100	5.6
2027	14,179	7	570,700	6.3
2028	20,990	14	2,233,700	9.4
>2029	136,378	41	10,763,600	61.0
Vacant	—	—	896,600	—
Total	$223,942	87	19,887,100	100.0%
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.
We may experience concentrations of lease expiration dates in the future. As the expiration date of a lease for a single-tenant building approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current lease(s). Therefore, if we were to liquidate any of these assets prior to the favorable re-leasing of the space, we may suffer a loss on our investment. Our shareholders may also suffer a loss (and a reduction in distributions) after the expiration of the applicable lease term if we are not able to re-lease such space on favorable terms. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. To meet our need for cash during these times, we may have to increase borrowings or reduce our distributions, or both. The occurrence of any of the foregoing risks could have a material adverse effect on us.
Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.
In addition to general, regional, national and international economic conditions, our operating performance is impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. We have significant property concentrations based on Annualized Base Rent as of December 31, 2022 in Arizona (9.9%), New Jersey (8.4%), Texas (8.1%), Massachusetts (7.4%), and California (7.3%). In the future, we may experience additional geographic concentrations, which could adversely affect our operating performance if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that such markets will not become less desirable to investors. Our operations may also be affected if competing properties are built in our markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states, impair their ability to pay rent to us and materially and adversely affect us.
We may be unable to fully benefit from increases in market rental rates because our leases typically are long-term, have initial lease term rent escalations that are fixed and some leases contain limitations on market rental rate resets upon renewal.
Based on Annualized Base Rent, as of December 31, 2022, our weighted average lease term was approximately 7.1 years and approximately 98.5% of our leases contained fixed rental rate increases during the initial lease term. By entering into longer term leases, we are subject to the risk during the initial term that we would not be able to increase our rental rates to market rental rates if prevailing rental rates have increased. In addition, during periods of high inflation, fixed rental rate increases subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if the rental rate increases were based on an increase in the consumer price index over a specified period. In addition, our leases may contain provisions (including caps, collars, fixed increases, etc.) that may limit our ability to reset rental rates to market rental rates upon expiration of the initial lease term. Any inability to take advantage of increases in prevailing rental rates could adversely impact the value of our properties and on the market price of our common shares.
To the extent we are unable to pass along our property operating expenses to our tenants, our financial condition, results of operations and cash flow, may be negatively impacted.
Operating expenses associated with owning a property typically include real estate taxes, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay their proportionate share of substantially all such property operating expenses. However, on a limited basis we lease our properties to tenants pursuant to leases that do not pass along all such property operating expenses. We have mostly entered into leases pursuant to which we retain responsibility for the costs of structural repairs and maintenance. An increase in property operating expenses that we are unable to pass along to our tenants could negatively impact our financial condition, results of operations and cash flow. Similarly, vacancy in our portfolio would negatively impact our financial condition, results of operations and cash flow, as we would be responsible for all property operating expenses that we have formerly passed on to our tenants.

Our real estate investments may include special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.
We focus our investments on industrial and office properties, a number of which may have special uses. Special use properties may be relatively illiquid compared to other types of real estate and financial assets. Upon expiration or early termination of a lease, this illiquidity could limit our ability to quickly change our portfolio in response to changes in economic, market or other conditions to an even greater extent than the typically illiquid nature of real estate assets. With these properties, we may be required to renovate or demolish a vacant property in order to try to re-lease or sell it, grant rent or other concessions and/or make significant capital expenditures to improve these properties in order to retain existing tenants. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the company that has leased and/or guaranteed the lease of the property due to the special purpose for which the property may have been designed. These and other limitations could have a material adverse effect on us and may affect our ability to re-lease or sell these properties upon expiration or early termination of a lease, which could have a material adverse effect on us.
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
Our future success will depend in large part on our ability to attract and retain a sufficient number of qualified personnel. Competition for such personnel is intense, and we cannot assure shareholders that we will be successful in attracting and retaining such skilled personnel. Our future success also depends upon the service of our executive management team, who we believe have extensive market knowledge and business relationships and will exercise substantial influence over the Company’s operating, financing, acquisition and disposition activity. Among the reasons that they are important to our success is that we believe that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist us in negotiations with lenders, companies that may lease or guarantee our properties and other industry personnel. We believe that many of our other key personnel also have extensive experience and strong reputations in the industry. The loss of services of one or more members of our executive management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and weaken our business relationships with lenders, business partners, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.

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
Weak economic conditions generally, sustained uncertainty about global economic conditions, a tightening of credit markets, business layoffs, downsizing, industry slowdowns and other similar factors that affect our tenants could negatively impact real estate fundamentals and result in lower occupancy, lower rental rates and declining values in our real estate portfolio. In particular, the recent failures of Silicon Valley Bank and Signature Bank, together with the impact such failures have had on other financial institutions, customers, vendors and depositors, could have significant adverse effects on economic conditions which could materially and adversely affect our business and operations. Additionally, these factors and conditions could have an impact on our lenders or tenants, causing them to fail to meet their obligations to us. No assurances can be given regarding such macroeconomic factors or conditions, and our ability to lease our properties and increase or maintain rental rates may be negatively impacted, which may have a material adverse effect on our business, financial condition and results of operations.

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
The significance, extent, and duration of the overall operational and financial impact of the COVID-19 pandemic on our business is highly uncertain and cannot be predicted with confidence, including the continued severity, duration, transmission rate and geographic spread of COVID-19 in the United States, effectiveness and willingness of people to take COVID-19 vaccines, the duration of associated immunity and efficacy against emerging variants of COVID-19, the extent and effectiveness of other containment measures taken, and the response of the overall economy, the financial markets and the population, particularly in areas in which we operate. If we cannot operate our properties so as to meet our financial expectations, because of these or other risks, we may be prevented from growing the values of our properties and it may have a material adverse effect on us.

Furthermore, we cannot predict the impact that the COVID-19 pandemic will have on our tenants and other business partners; however, any material effect on these parties could have a material adverse effect on us.
Inflation may materially and adversely affect us and our tenants.
Increased inflation could have a negative impact on variable rate debt we currently have or that we may incur in the future. During times when inflation is greater than the increases in rent provided by many of our leases, rent increases in existing leases may not keep up with the rate of inflation. Also, increased costs may have an adverse impact on our tenants if increases in their operating expenses exceed increases in revenue, which may adversely affect the tenants’ ability to pay rent owed to us.
Corporate responsibility, specifically related to environmental, social, and governance (“ESG”) factors, may impose additional costs and expose us to new risks.
The importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. A low sustainability score could result in a negative perception of the Company, or exclusion of our common shares from consideration by certain investors.
If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. For so long as our common shares are not traded on a national securities exchange, we will be exempt from compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and we can provide no assurance that the system and process evaluation and testing of our internal control over financial reporting that we perform to allow management to report on the effectiveness of such internal controls will be effective. Furthermore, as of the date of this filing, we have no operating history as a publicly traded company. We cannot assure you that the past experience of our executive management team will be sufficient to successfully operate our Company as a publicly traded company if the Listing occurs. Upon completion of the Listing, we will be required to comply with NYSE listing standards, and this transition could place a significant strain on our management systems, infrastructure and other resources. Failure to operate successfully as a publicly traded company would have an adverse effect on our financial condition, results of operations, cash flow and market price of our common shares.
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
A lack of research analyst coverage, including when we report our results of operations, could materially and adversely affect the market price and liquidity of our common shares.
If the Listing occurs, we cannot assure you that research analysts will initiate or maintain research coverage of us or our common shares. Accordingly, it could be the case that research concerning our results of operations or the possible effects on us of significant news or a significant event will not be published or will be published on a delayed basis. A lack of research or the inability of certain research analysts to publish research relating to our results of operations or significant news or a significant event in a timely manner could materially and adversely affect the market price and liquidity of our common shares following the Listing.

Risks Related to Investments in Real Estate
Our operating results will be affected by economic and regulatory changes, such as inflation and rising interest rates, that have an adverse impact on the real estate market in general, and we cannot provide any assurance that we will be profitable or that we will realize growth in the value of our real estate properties.
We own and operate real estate and face risks related to investments in real estate. As of December 31, 2022, our real estate portfolio included 81 properties in 24 states and 74 lessees. Our operating results will be subject to risks generally incident to the ownership of real estate. These include risks described elsewhere in this "Risk Factors" section and other risks, including the following:
•the value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenues, sales proceeds and occupancy levels at our properties and could have a material adverse effect on us. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness and for distribution to shareholders;
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
We may not be able to control the extent of warranties and indemnities we may obtain when purchasing properties or that we are required to provide when disposing of properties.
The seller of a property will often seek to sell such property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements typically contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing and subject to a floor and cap. Also, most sellers of large commercial properties are special purpose entities without assets other than the property itself and there is often no credit behind the surviving provisions of a purchase agreement. The purchase of properties by us with limited warranties and/or from undercapitalized sellers increases the risk that we may lose some or all of our invested capital in the property as well as the loss of rental income from that property and could expose us to unknown liabilities.
As we look to dispose of certain properties, in some circumstances market conditions may impact the terms on which we are able to sell properties, which may require us to provide warranties, representations and covenants, and agree to indemnification obligations or to retain certain liabilities, in order to complete such dispositions. As we complete property dispositions, the overall size of our post-closing indemnification and retained liability obligations to purchasers may increase, and no assurance can be given that such the extent of such indemnification obligations and retained liabilities will not, individually or in the aggregate, be material to our financial condition or results of operations.
We may finance properties with lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. We may finance properties with lock-out provisions, which could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distribution to our shareholders and may prohibit us from reducing the outstanding indebtedness with respect to any such properties by repaying or refinancing such indebtedness. Any mortgage debt that we place on our properties may also impose prepayment penalties. If a lender invokes these penalties, the cost to the Company to sell, repay or refinance the property could increase substantially. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our shareholders’ best interests. The occurrence of any of the foregoing could have a material adverse effect on us.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.
We may suffer losses that are not covered by insurance or that are in excess of insurance. There are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, fires, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain, even though available, any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high. Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Separately, we obtain, to the extent available, contingent liability and property insurance and flood insurance, rent loss insurance covering at least one year of rental loss, and a pollution insurance policy for all of our properties. However, the coverage and amounts of our environmental and flood insurance policies may not be sufficient to cover our entire risk. We cannot assure shareholders that we will have adequate coverage for losses. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.
We are subject to risks from climate change and natural disasters such as earthquakes and severe weather conditions.
Our properties are located in areas that may be subject to climate change and natural disasters, such as earthquakes and wildfires, and severe weather conditions. Climate change and natural disasters, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our properties located in areas affected by these conditions, including those in low-lying areas close to sea level, and/or decreases in demand, rent from, or the value of those properties. In addition, we may incur material costs to protect these properties, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change, and may not be covered by our insurance policies. Furthermore, changes in federal and state legislation and regulations on climate change, including the increasing number of state and municipality laws and policies on climate change and emission reduction targets, could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance.

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
Additionally, our tenants’ operations, the existing condition of land when we acquired it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties may affect our properties. There are various local, state and federal fire, health, life-safety and similar regulations with which we may be required to comply, and that may subject us to liability in the form of fines or damages for noncompliance, which could result in material expenditures. We cannot assure our shareholders that the independent third-party environmental assessments we obtain prior to acquiring any properties we purchase will reveal all environmental liabilities or that a prior owner of a property did not create a material environmental condition not known to us.
Under the ADA all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. The ADA generally requires that buildings and services, including restaurants and retail stores, be made accessible and available to people with disabilities. The ADA’s requirements could require removal of access barriers and could result in the imposition of injunctive relief, monetary penalties, or, in some cases, an award of damages. We aim to own and operate properties that comply with the ADA or may place the burden on a third party to ensure compliance with the ADA. However, we cannot assure our shareholders that we will be able to allocate responsibilities in this manner. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we diligence compliance with laws, including the ADA, when we acquire properties, we may incur additional costs to comply with the ADA or other regulations related to access by disabled persons. If required changes involve a greater amount of expenditures than we currently anticipate, it could have a material adverse effect on us.
Furthermore, our properties may be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements. However, we cannot assure our shareholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have a material adverse effect on us.
The occurrence of any of the foregoing could have a material adverse effect on us.
If we sell properties by providing financing to purchasers, defaults by the purchasers could have a material adverse effect on us.

If we provide financing to purchasers, we will bear the risk that the purchaser may default, which could have a material adverse effect on us. Even in the absence of a purchaser default, the distribution of the proceeds of sales to our shareholders, or their reinvestment in other assets, will be delayed until the promissory notes or other property we may accept upon the sale are actually paid, sold, refinanced or otherwise disposed of. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years. If any purchaser defaults under a financing arrangement with us, it could have a material adverse effect on us.
Risks Related to Debt Financing
If we breach covenants under our unsecured credit agreement with KeyBank and other syndication partners, we could be held in default under such agreement, which could accelerate our repayment date could have a material adverse effect on us.
If we were to default under our credit agreement, the lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended, the “Second Amended and Restated Credit Agreement”), with KeyBank, National Association (“KeyBank”), as administrative agent, and a syndicate of lenders, we, through our Operating Partnership, as the borrower, have a $1.3 billion credit facility consisting of a revolving credit facility (the “Revolving Credit Facility”) maturing in September 2023 with (subject to the satisfaction of certain customary conditions) a series of three-month extension options, and if the Subsequent Extension (as defined below) is exercised, an additional extension to January 2026, a delayed draw $400 million senior unsecured term loan maturing in December 2025 (the “$400M 5-Year Term Loan 2025”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”) (collectively, the “KeyBank Loans”). The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. In addition to customary representations, warranties, covenants, and indemnities, the Second Amended and Restated Credit Agreement contains a number of financial covenants as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K.
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
We have placed, and may continue to place, permanent financing on our properties or increase our credit facility or other similar financing arrangement in order to acquire properties. We may also decide to later further leverage our properties or to rely on securitization vehicles. We may borrow funds for any purposes related to our business. A shortfall between the cash flow from our properties and the cash flow needed to service debt could have a material adverse effect on us.
Any of the foregoing could have a material adverse effect on us.

If the Listing occurs, approximately $67.7 million (or approximately 4.5%) of our debt is scheduled to mature in 2023 and 2024. If we are unable to refinance our existing debt or obtain new debt to replace such maturing debt, would have to use cash on hand to repay such debt at maturity, and we may not have sufficient cash available to repay such debt at maturity. In that event, we could default under the associated loan agreement, which could have a material adverse effect on us.

Under the terms of our existing debt instruments, we have $37.1 million of debt scheduled to mature in 2023. Additionally, under the terms of our existing debt instruments, if the Listing occurs, we have $30.6 million of debt scheduled to mature in 2024. The credit markets have experienced dislocation in recent months and owners of office assets have experienced particular challenges in refinancing existing debt and in obtaining new debt. Our business depends on the availability of credit. If we are unable to refinance our existing debt or obtain new debt to replace such maturing debt, we would have to use cash on hand to repay such debt at maturity, and we may not have sufficient cash available to repay such debt at maturity. In that event, we could default under the associated loan agreement, which could have a material adverse effect on us.

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
Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to our shareholders at our current level or otherwise have a material adverse effect on us.
When providing financing, a lender could impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt, including customary restrictive covenants, that, among other things, restrict our ability to incur additional indebtedness, to engage in material asset sales, mergers, consolidations and acquisitions, to make capital expenditures, and to make special distributions. In certain cases we are required to and maintain certain specified financial ratios. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property or discontinue insurance coverage. These or other limitations may adversely affect our flexibility and limit our ability to make distributions to shareholders at our current level or otherwise have a material adverse effect on us.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to make distributions to shareholders at our current level or otherwise have a material adverse effect on us.
We expect that we will incur indebtedness in the future. Interest we pay on our indebtedness will reduce cash available for distribution. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs could reduce our cash flows and our ability to make distributions to shareholders at our current level. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. Any of the foregoing risks could have a material adverse effect on us.
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
A substantial portion of our indebtedness transitioned to interest at variable rates based on Secured Overnight Financing Rate (“SOFR”), yet certain of our financial contracts continue to be indexed to US Dollar London Interbank Offered Rate (“ LIBOR”). Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate such as SOFR, could have a material adverse effect on us.
On March 5, 2021, LIBOR’s regulator, the Financial Conduct Authority, and administrator, ICE Benchmark Administration, Limited, announced that the publication of the one-week and two-month USD LIBOR maturities and non-USD LIBOR maturities will cease immediately after December 31, 2021, with the remaining USD LIBOR maturities ceasing immediately after June 30, 2023. In the U.S., the Alternative Rates Reference Committee, a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, has identified SOFR as its preferred alternative rate. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. Liquidity in SOFR-linked products has increased significantly this year after the implementation of the SOFR First best practice as recommended by the Market Risk Advisory Committee of the Commodity Futures Trading Commission.
We have interest swap agreements with a total notional amount of $750 million that currently use LIBOR as a reference rate and extend past June 30, 2023. Our term loans and credit facilities have transitioned to using SOFR as a reference rate. The use of SOFR based rates may result in interest rates and/or payments that are higher or lower than the rates and payments that we previously experienced when referenced to LIBOR. SOFR is a relatively new reference rate, has a very limited history and is based on short-term repurchase agreements, backed by Treasury securities. Changes in SOFR could be volatile and difficult to predict, and there can be no assurance that SOFR will perform similarly to the way LIBOR would have performed at any time. As a result, the amount of interest we may pay on our credit facilities is difficult to predict. We have entered into LIBOR-based interest rate swap agreements to manage our exposure to interest rate movements under certain of our variable-rate debt obligations. Using SOFR as the basis on which interest on our variable-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form.
The potential effect of the replacement of LIBOR on our cost of capital cannot yet be determined. We can provide no assurance regarding the future of LIBOR and when our LIBOR-based instruments will transition from LIBOR as a reference rate to SOFR or another reference rate. The discontinuation of a benchmark rate or other financial metric, changes in a benchmark rate or other financial metric, or changes in market perceptions of the acceptability of a benchmark rate or other financial metric, including LIBOR, could, among other things, result in increased interest payments, changes to our risk exposures, or require renegotiation of previous transactions. In addition, any such discontinuation or changes, whether actual or anticipated, could result in market volatility, adverse tax or accounting effects, increased compliance, legal and operational costs, and risks associated with contract negotiations.
U.S. Federal Income Tax Risks
Failure to continue to qualify as a REIT would adversely affect our operations and our ability to make distributions because we would incur additional tax liabilities, which could have a material adverse effect on us.
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, distributions and satisfaction of specific shareholder rules, and various other requirements imposed by the Code.
If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or distribution to shareholders because of the additional tax liability. If this occurs, we might be required to borrow funds or liquidate some investments in order to pay the applicable tax. In addition, distributions to our shareholders would no longer qualify for the dividends paid deduction, and we would no longer be required to make distributions.

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
To qualify as a REIT, we will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any taxable year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition, maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of U.S. federal income and excise taxes. We may be required to make distributions to our shareholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to liquidate assets on terms and at times unfavorable to us, which could have a material adverse effect on us. These methods of obtaining funding could affect future distributions by increasing operating costs and decreasing available cash. In addition, such distributions may constitute a return of capital.
If our Operating Partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and our REIT status could be terminated.
We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make. This would also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay distributions and the return on our shareholders’ investment, which could have a material adverse effect on us. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as an entity disregarded from its parent, a REIT or a partnership for federal income tax purposes, the underlying entity could become subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership and jeopardizing our ability to maintain REIT status.
In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain federal, state, and other income taxes, which would reduce our cash available for distribution to our shareholders and could have a material adverse effect on us.
Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state and local income taxes on our income and assets, including taxes and undistributed income, built in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions”, that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, our shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. In particular, we will be subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our taxable REIT subsidiaries. Any U.S. or federal, state or other taxes we pay will reduce our cash available for distribution to our shareholders and could have a material adverse effect on us.
We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available for distribution to our shareholders and could have a material adverse effect on us.

Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available for distributions to our shareholders.
Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities, which could have a material adverse effect on us.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common shares. We may be required to make distributions to shareholders at disadvantageous times or when we do not have funds readily available for distribution, or we may be required to liquidate otherwise attractive investments in order to comply with the REIT tests, any of which could have a material adverse effect on us. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To the extent our distributions represent a return of capital for tax purposes, a shareholder could recognize an increased capital gain upon a subsequent sale of the shareholder’s common shares.
Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a shareholder to the extent those distributions do not exceed the shareholder’s adjusted tax basis in his or her common shares, but instead will constitute a return of capital and will reduce such adjusted basis. (Such distributions to non-U.S. shareholders may be subject to withholding, which may be refundable.) If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the shareholder (assuming such shares are held as a capital asset for U.S. federal income tax purposes). If distributions result in a reduction of a shareholder’s adjusted basis in his or her common shares, then subsequent sales of such shareholder’s common shares potentially will result in recognition of an increased capital gain.
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
The changes created by the Bipartisan Budget Act of 2015 rules are sweeping. Investors are urged to consult their tax advisors with respect to these changes and their potential impact on their investment in our common shares.
Legislative or regulatory tax changes related to REITs could materially and adversely affect our business.
The U.S. federal income tax laws and regulations governing REITs and their shareholders, as well as the administrative interpretations of those laws and regulations, are constantly under review and may be changed at any time, possibly with retroactive effect. No assurance can be given as to whether, when, or in what form, the U.S. federal income tax laws applicable to us and our shareholders may be enacted. Changes to the U.S. federal income tax laws and interpretations of U.S. federal tax laws could adversely affect an investment in our common shares.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 2. PROPERTIES
As of December 31, 2022, we owned a fee simple interest and a leasehold interest in 75 and 6 properties, respectively, encompassing approximately 19.9 million rentable square feet. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties. See Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our indebtedness secured by our properties.
Revenue Concentration
No lessee or property, based on Annualized Base Rent as of December 31, 2022, pursuant to the respective in-place leases, was greater than 7.3% as of December 31, 2022.
The percentage of Annualized Base Rent as of December 31, 2022, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rent (unaudited)	Number of Properties (2)	Percentage of Annualized Base Rent
Arizona	$22,069	7	9.9%
New Jersey	18,862	5	8.4
Texas	18,212	6	8.1
Massachusetts	16,673	5	7.4
California	16,450	4	7.3
Colorado	16,060	6	7.2
Ohio	13,023	5	5.8
South Carolina	11,843	4	5.3
Alabama	11,153	2	5.0
Virginia	10,374	3	4.6
All Others (1)	69,223	34	31.0
Total	$223,942	81	100.0%
(1)All others account for 4.0% or less of total Annualized Base Rent on an individual state basis.
(2)Includes properties held for sale and sold subsequent to year-end; excludes properties in the Office Joint Venture.
The percentage of Annualized Base Rent as of December 31, 2022, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)(3)	Annualized Base Rent (unaudited)	Number of Lessees	Percentage of Annualized Base Rent
Capital Goods	$34,218	15	15.3%
Consumer Services	21,199	5	9.5
Materials	19,816	5	8.8
Food, Beverage & Tobacco	16,455	3	7.3
E-Commerce	16,312	1	7.3
Energy	15,895	3	7.1
Health Care Equipment & Services	13,825	6	6.2
Commercial & Professional Services	12,401	7	5.5
Consumer Durables & Apparel	11,751	4	5.2
Utilities	11,085	2	4.9
All others (2)	50,985	23	22.9
Total	$223,942	74	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.

(2)     All others account for 4.3% or less of total Annualized Base Rent on an individual industry basis.
(3)Includes properties held for sale and sold subsequent to year-end; excludes properties in the Office Joint Venture.
The percentage of Annualized Base Rent as of December 31, 2022, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant(1)	Annualized Base Rent (unaudited)	Percentage of Annualized Base Rent
Amazon	$16,312	7.3%
Keurig Dr. Pepper	11,419	5.1%
Wood Group	10,050	4.5%
Southern Company Services	9,043	4.0%
LPL	8,552	3.8%
Freeport McMoRan	7,867	3.5%
Maxar Technologies	7,535	3.4%
RH	7,340	3.3%
Wyndham Hotels & Resorts	7,265	3.2%
McKesson	5,973	2.7%
(1) Excludes properties in the Office Joint Venture.
The tenant lease expirations by year based on Annualized Base Rent as of December 31, 2022 are as follows (dollars in thousands):

Year of Lease Expiration (1)(2)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2023	$6,583	3	746,600	2.9%
2024	24,003	11	2,357,400	10.7
2025	9,242	7	869,400	4.1
2026	12,567	4	1,449,100	5.6
2027	14,179	7	570,700	6.3
2028	20,990	14	2,233,700	9.4
>2028	136,378	41	10,763,600	61.0
Vacant	—	—	896,600	—
Total	$223,942	87	19,887,100	100.0%
(1)Expirations that occur on the last day of the month are shown as expiring in the subsequent month.
(2)Includes properties held for sale and sold subsequent to year-end; excludes properties in the Office Joint Venture.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
As of March 24, 2023, we had approximately 62,124 Class T common shares, 200 Class S common shares, 4,668 Class D common shares, 212,424 Class I common shares, 2,714,120 Class A common shares, 5,272,834 Class AA common shares, 102,993 Class AAA common shares and 27,629,649 Class E common shares outstanding, including common shares issued pursuant to our DRP and share distributions held by a total of approximately 58,000 shareholders of record. There is currently no established public trading market for our common shares. Therefore, if the proposed Listing is not completed, there is a risk that a shareholder may not be able to sell our shares at a time or price acceptable to the shareholder, or at all.
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

Recent Sales of Unregistered Securities
During the year ended December 31, 2022, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Prior to its suspension in February 2023 in anticipation of the proposed Listing, the Company had adopted the SRP that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis on August 5, 2022 (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) with the cap on quarterly redemptions tied to a dollar amount to be set by the Board and disclosed by the Company. Quarterly redemptions were capped at $5 million (or some other quarterly or annual amount determined by the Board and announced at least 10 business days before the applicable redemption date). In addition, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.
During the quarter ended December 31, 2022, we redeemed shares under the SRP as follows:

For the Month Ended	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 31, 2022	—	$—	—	—
November 30, 2022	8,633	$66.60	—	—
December 31, 2022	66,247	$66.78	—	(1)
(1) For a description of the maximum number of shares that may be purchased under our SRP, see Note 9, Equity, to our consolidated financial statements included in this Annual Report on Form 10-K.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K.
Overview
Peakstone Realty Trust is an internally managed, publicly registered real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations. The Company’s wholly-owned portfolio contains properties with key characteristics, including difficult-to-replicate locations and significant tenant investment in the building, which the Company believes make these properties more essential to the tenants. Nearly 75% of the Annualized Base Rent (as defined below) from our wholly-owned portfolio is generated from properties located in coastal and sun belt markets, areas where we believe demographic drivers such as strong median household income and educational attainment create a more favorable economic backdrop.

The Company, founded in 2009 and headquartered in Los Angeles, California, is led by an experienced, cycle-tested management team that, through equity ownership, is financially aligned with shareholders. Our executive management team has an average of approximately 34 years of commercial real estate experience and decades of experience operating public companies. In addition to the executive team, the Company’s nine senior real estate professionals average approximately 23 years of experience, and the entire senior real estate team has averaged nine years of experience working together. The team has extensive knowledge of the Company’s existing portfolio and has nurtured a broad network of long-standing industry relationships, especially in the markets where the Company’s properties are located.

On March 1, 2021, we completed our acquisition of Cole Office & Industrial REIT (CCIT II), Inc. for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction. On July 1, 2021, we changed our name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and our operating partnership changed its name from Griffin Capital Essential Asset Operating Partnership L.P. to GRT OP, L.P.
On August 26, 2022, we completed the Office Portfolio Sale for a sale price of approximately $1.1 billion. On December 27, 2022, we completed the Companion Office Portfolio Sale, for a sale price of approximately $170.4 million.
On February 21, 2023, we announced our intention to list our common shares on the New York Stock Exchange (the “Listing”). We expect the Listing to occur on or about April 13, 2023, subject to, among other things, obtaining approval from the NYSE to list our common shares.
In connection with the Office Portfolio Sale, we invested $159.9 million for a 49% interest in the Office Joint Venture in which we are a member. In connection with the Companion Office Portfolio Sale, we invested an additional $24.3 million in the Office Joint Venture. Our obligation to the Office Joint Venture is generally limited to such investments, and we are not obligated to make any capital contributions. The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Office Portfolio Sale comprised of (a) a $736.0 million mortgage loan (the “Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “Mezzanine Loan”, and together with the Mortgage Loan, the “Office JV Loans”). The initial maturity date of the Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Mortgage Loan and the Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively.

The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the Companion Office Portfolio Sale comprised of a $142.1 million mortgage loan, having an initial maturity date of January 6, 2024 (subject to two, one-year extension options), and an interest rate during the initial term of Term SOFR (1-month) with a 4% interest rate cap on SOFR + 4.25% (subject to a 0.25% increase during each extension term). We have not guaranteed any debt obligations and have not otherwise committed to providing financial support in respect of the debt. In addition, we do not anticipate receiving any near-term cash flow distributions. Considering our limited economic exposure to the Office Joint Venture, we exclude interests in the assets in the Office Joint Venture from operating data (including annualized base rent and leasing and occupancy percentages).
In connection with the Office JV Loans, our Operating Partnership and GRT VAO Sub entered into a certain Put Agreement with JPM, pursuant to which JPM had the right to put to our Operating Partnership and GRT VAO Sub a portion of the Mezzanine Interest. On September 29, 2022, JPM sold to GRT VAO Sub the Mezzanine Interest for approximately $34.4 million, which was included in the line item “Investments in unconsolidated entities” in the consolidated balance sheets. On December 23, 2022, we sold the Mezzanine Interest for $31.0 million and recorded a loss of approximately $3.6 million, which includes accrued interest and is presented in the “Net loss from investment in unconsolidated entities” in the consolidated statement of operations.
As of December 31, 2022, our wholly owned properties consisted of 81 properties in 24 states and excludes the properties included in the Office Joint Venture, as discussed above. Our Annualized Base Rent as of December 31, 2022 is approximately $223.9 million. As of December 31, 2022, our portfolio was approximately 95.5% leased (based on square footage) and 94.8% occupied (based on square footage) with a weighted average remaining lease term of 7.11 years, and had a weighted average annual rent increases of approximately 2.0%. Approximately 61.5% of our Annualized Base Rent as of December 31, 2022 is expected to be generated by properties leased and/or guaranteed, directly or indirectly, by companies that have investment grade credit ratings or what management believes are generally equivalent ratings. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single Nationally Recognized Statistical Rating Organization (“NRSRO”) would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs; moreover, because we provide credit ratings for some companies that are non-guarantor parents of our tenants, such credit ratings may not be indicative of the creditworthiness of the relevant tenants.
Outlook
Demand for office space nationwide has declined and may continue to decline due to the current economic downturn, recent and ongoing disruption in the debt and banking markets, bankruptcies, downsizing, layoffs, government regulations and restrictions on travel and permitted businesses operations that may be extended in duration and become recurring, increased usage of teleworking arrangements and cost cutting resulting from the pandemic, which could lead to lower office occupancy. We expect such decline in demand for office space to have a negative impact on our ability to renew and replace office leases as they expire, including office leases in more than a quarter of leases in our portfolio (as a percentage of Annualized Base Rent) that are scheduled to expire in the next three years. See “Revenue Concentration” above and “Results of Operations - Outlook” below. Further, our ability to sell our office assets may be limited in the current economic climate.

While we did not incur significant disruptions from the COVID-19 pandemic during the year ended December 31, 2022, we are unable to predict the impact that the COVID-19 pandemic and associated hybrid work practices will have on our financial condition, results of operations and cash flows due to numerous uncertainties. As of March 15, 2023, we have received approximately 100% of our portfolio rent payments for the full year 2022 and January and February 2023.

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
Real Estate - Valuation and Purchase Price Allocation
When we acquire operating properties, we allocate the purchase price on an asset acquisition to the various components of the acquisition based upon the relative fair value of each component. The components typically include land, building and improvements, tenant improvements, intangible assets related to above and below market leases, intangible assets related to in-

place leases, debt and other assumed assets and liabilities. Transaction costs are capitalized as a component of the cost of the asset acquisition.
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
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount rates, the number of months it takes to re-lease the property and the number of years the property is held for investment. For the year ended December 31, 2022, in connection with the preparation and review of the Company's financial statements, we recorded an impairment provision related to the building and land on eleven office properties. See Note 3, Real Estate, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
Impairment of Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. The Company recorded goodwill as a result of the transaction that resulted in the internalization of GRT management in December 2018 (“Self-Administration Transaction”).
The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis for each reporting unit, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. On October 1st of each period, the Company performs a qualitative analysis to determine whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting units in step one of the impairment test. If a quantitative assessment is deemed necessary, and to the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, the Company recognizes an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.

Due to the Company’s operating segment realignment in the fourth quarter of 2022 (refer to Segment Information within the Results of Operations below), the composition of its reporting units for the evaluation of goodwill impairment was changed and resulted in a quantitative assessment of goodwill impairment. Prior to the change, the Company tested the goodwill for impairment at the previous single reporting unit, which did not result in any impairment charge. Goodwill is now allocated across all three of the Company’s Office, Industrial, and Other reporting units on a relative fair value basis, which is determined as the fair value of assets less liabilities for each reporting unit. Given this method, the fair value of real estate assets and mortgage loans included within each reporting unit were the significant components in determining relative fair value. The Company estimated the fair value of real estate assets using a discounted cash flow model, including forecasted future cash flows based on significant assumptions such as market rent, and the determination of appropriate discount and terminal capitalization rates. The Company estimated the fair value of the mortgage loans in each reporting unit by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the amounts within the consolidated financial statements for the remaining assets and liabilities approximated fair value. For any corporate related amounts that were not specifically identifiable to any reporting unit, the Company allocated those amounts on a relative fair value basis using the specifically identified assets and liabilities.
As a result of the quantitative assessment as of December 31, 2022, the Company concluded that it was more likely than not that the fair value of the office reporting unit was less than the carrying amount, especially given the general decline in overall demand for office assets. Thus, the Company recorded a $135.3 million goodwill impairment, which represents the entire amount of goodwill allocated to the office segment.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations
Overview
Our ability to re-lease space subject to expiring leases will impact our results of operations and is affected by economic and competitive conditions in our markets. Leases that comprise approximately a quarter of the leases in our portfolio are scheduled to expire in the next three years, including approximately 2.9%, 10.7% and 4.1% of our Annualized Base Rent expiring in 2023, 2024 and 2025, respectively. We assume, based upon internal renewal probability estimates, that some of our tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions.
Segment Information
In the fourth quarter of 2022, the Company evolved the management strategy of its real estate portfolio to focus on three different property types in order to maximize the value of the assets within each group. As a result, the Company changed to three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment consists of newer, high-quality, and business-essential office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. This segment includes properties that are either non-stabilized, leased to tenants with shorter lease terms or are being evaluated for repositioning, re-leasing or potential sale. The Company recast its segment results for all prior periods presented to show the three reportable segments.
Recent Developments
The following are significant developments in our business during 2022 and since the end of 2022:
•On August 26, 2022, we sold a 41-property office portfolio located across the continental United States as part of the Office Portfolio Sale for a sale price of $1.1 billion, less closing costs and other closing credits. In connection with the sale, we entered into the Office Joint Venture, in which we own a minority interest in the 41-property portfolio (see Note 4, Investment in Unconsolidated Entities to the consolidated financial statements);
•Upon the closing of the Office Portfolio Sale, we repaid approximately $1.0 billion of outstanding debt primarily from the proceeds of property sales during the year;

•On September 23, 2022, we sold one property in Phoenix, Arizona for a sale price of $93.0 million, less closing costs and other closing credits;
•On September 28, 2022, we executed a fifth amendment to our existing credit agreement, which extended the maturity date from September 28, 2022 to September 2023 (see Liquidity and Capital Resource section);
•On September 29, 2022, in connection with the Office JV Loans, we purchased an interest in the Mezzanine Loan for $34.4 million;
•On November 30, 2022, we executed a sixth amendment to our existing credit agreement, which amended the covenant regarding Tangible Net Worth (see Liquidity and Capital Resource section);
•On December 22, 2022, we sold one property located in Birmingham, Alabama for total proceeds of $33.3 million, less closing costs and other credits;
•On December 23, 2022, we sold the Mezzanine Interest, which we purchased for $34.4 million, for $31.0 million;
•On December 27, 2022, we sold a five-property office portfolio for a sale price of $170.4 million and purchased additional interest in the Office Joint Venture (see Note 4, Investment in Unconsolidated Entities to the consolidated financial statements).
•On January 6, 2023, we sold one property located in Irvine, California for approximately $40.0 million, less closing costs and other credits;
•On February 16, 2023, we sold one property located in Clinton, South Carolina for approximately $19.3 million, less closing costs and other credits;
•On March 2, 2023, we sold one property located in Herndon, Virginia for approximately $110.3 million, less closing costs and other credits;
•On March 21, 2023, we further extended the maturity date of the Revolving Credit Facility through January 2026, subject to, among other things, the Company completing a listing of its common shares on the New York Stock Exchange; and
•In connection with the Revolving Credit Facility extension, we prepaid the outstanding principal balance ($400,000,000) of our 2024 Term Loan by drawing on our revolver.
Same Store Analysis
Comparison of the Years Ended December 31, 2022 and December 31, 2021
For the year ended December 31, 2022, our "Same Store" portfolio consisted of 63 properties, encompassing approximately 16.9 million square feet, with an acquisition value of $2.5 billion and Annualized Base Rent as of December 31, 2022 was $167.7 million. Our Same Store portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 63 properties for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$214,702	$206,016	$8,686	4%
Property operating expense	21,793	20,830	963	5%
Property tax expense	17,424	16,248	1,176	7%
Rental Income
The following table provides summary information for our Same Store portfolio revenues, by reportable segment, for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income
Industrial	$57,647	$56,237	$1,410	3%
Office	101,857	91,549	10,308	11%
Other	55,198	58,230	(3,032)	(5)%
Total rental income	$214,702	$206,016	$8,686	4%
Same Store rental income increased by approximately $8.7 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the Office segment.
Office rental income increased $10.3 million primarily due to (1) an $8.2 million increase in termination income; (2) a $4.2 million increase in lease commencements and amendments to existing tenant leases during the year ended December 31, 2022; (3) $1.0 million of fully amortized and written off intangibles in the year ended December 31, 2022 due to terminations or amendments to existing leases; and (4) an approximately $0.3 million increase in common area reconciliations due to timing of operating expense reconciliations; offset by (5) a reduction of $3.4 million in rental income related to expiring and early terminated leases in the year ended December 31, 2022 compared to prior year.
Other rental income decreased approximately $3.0 million primarily due to (1) a $5.9 million decrease from naturally expiring leases, terminations, and vacancies; offset by (2) a $2.3 million increase in termination income; and (3) $0.4 million in new leasing activity and amendments in 2021.
Property Operating Expense
The following table provides summary information for our Same Store portfolio operating expense, by reportable segment, for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Property operating expense
Industrial	$3,305	$2,559	$746	29%
Office	7,937	7,416	521	7%
Other	10,551	10,855	(304)	(3)%
Total property operating expense	$21,793	$20,830	$963	5%
Same Store property operating expense increased by approximately $1.0 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the Industrial segment. Industrial property operating expenses increased $0.8 million primarily as a result of a $0.5 million increase in repair, maintenance and snow removal expenses.
Property Tax Expense
The following table provides summary information for our Same Store portfolio property tax expense, by reportable segment, for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Property tax expense
Industrial	$4,305	$4,100	$205	5%
Office	5,781	4,775	1,006	21%
Other	7,338	7,373	(35)	—%
Total property tax expense	$17,424	$16,248	$1,176	7%
Same Store property tax expense increased by approximately $1.2 million for the year ended December 31, 2022 compared to the year ended December 31, 2021 primarily due to the Office segment.

Office property tax expense increased $1.0 million primarily as a result of (1) an increase of $0.7 million due to one property becoming landlord-managed instead of tenant-managed, which requires us to record property tax expense and corresponding recovery revenue and (2) a $0.3 million increase due to a reassessments and special assessments at two properties during the year ended December 31, 2022.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Property management fees to non-affiliates	$1,647	$1,609	$38	2%
Depreciation and amortization	98,178	91,246	6,932	8%
Depreciation and Amortization
Same Store depreciation and amortization increased by approximately $6.9 million due to (1) an increase of $5.4 million in accelerated amortization of intangibles due to early terminated leases and (2) $1.7 million of new assets being placed into service.
Portfolio Analysis
Comparison of the Years Ended December 31, 2022 and 2021
The following table provides summary information about our results of operations directly related to the operations of the reportable segments for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income	$416,485	$459,872	$(43,387)	(9)%
Property operating expense	52,451	61,259	(8,808)	(14)%
Property tax expense	37,317	41,248	(3,931)	(10)%
Rental Income
The following table provides summary information for our consolidated portfolio revenues, by reportable segment, for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Rental income
Industrial	$61,347	$59,320	$2,027	3%
Office	297,110	340,265	(43,155)	(13)%
Other	58,028	60,287	(2,259)	(4)%
Total rental income	$416,485	$459,872	$(43,387)	(9)%
Rental income decreased approximately $43.4 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to the Office segment.
Office rental income decreased $43.2 million primarily due to (1) $56.0 million decrease due to the Office Portfolio Sale in August 2022; offset by an increase of (2) $9.2 million due to two additional months of rental income in the year ended December 31, 2022 compared to the prior year as a result of the CCIT II Merger in March 2021; (3) $2.1 million in higher termination income in the year ended December 31, 2022; (4) $1.5 million in 2022 leasing activity and amendments to existing tenant leases; and (5) an increase of $1.2 million in recoveries from common area and operating expense reconciliations.

Property Operating Expense
The following table provides summary information for our consolidated portfolio operating expense, by reportable segment, for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Property operating expense
Industrial	$3,319	$3,197	$122	4%
Office	38,200	47,027	(8,827)	(19)%
Other	10,932	11,036	(104)	(1)%
Total property operating expense	$52,451	$61,260	$(8,809)	(14)%
Property operating expense decreased approximately $8.8 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to the Office segment.
Office property operating expense decreased $8.8 million primarily due to (1) a $10.9 million decrease related to the sale of the Office Portfolio Sale in 2022; offset by (2) a $1.7 million increase in repair, maintenance and utility expense.
Property Tax Expense
The following table provides summary information for our consolidated portfolio property tax expense, by reportable segment, for the years ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Property tax expense
Industrial	$4,299	$3,734	$565	15%
Office	25,593	30,073	(4,480)	(15)%
Other	7,425	7,442	(17)	—%
Total property tax expense	$37,317	$41,249	$(3,932)	(10)%
Property tax expense decreased approximately $3.9 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to the Industrial and Office segments.
Office property tax expense decreased $4.5 million primarily due to (1) a $6.2 million decrease related to property dispositions, primarily relating to the Office Portfolio Sale; offset by (2) a $1.0 million increase due to CCIT II properties acquired in March 2021, driving two additional months of property tax expense in 2022; and (3) $0.7 million due to one property becoming landlord-managed instead of tenant-managed, which requires us to record property tax expense and corresponding recovery revenue.
Industrial property tax expense increased $0.6 million primarily due to tax rate changes at two properties.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2022	2021
Property management fees to non-affiliates	$3,496	$4,066	$(570)	(14)%
General and administrative expenses	39,893	40,479	(586)	(1)%
Corporate operating expenses to affiliates	1,349	2,520	(1,171)	(46)%
Depreciation and amortization	190,745	209,638	(18,893)	(9)%
Impairment provision, real estate	127,577	4,242	123,335	2,907%
Impairment provision, goodwill	135,270	—	135,270	100%
Interest expense	84,816	85,087	(271)	—%
Debt breakage costs	13,249	—	13,249	100%
(Loss) income from investment in unconsolidated entities	(9,993)	8	(10,001)	(125,013)%
Net loss from disposition of assets	139,280	326	138,954	42,624%
Transaction expense	22,386	966	21,420	2,217%
Property Management Fees to Non-Affiliates
Property management fees to non-affiliates decreased approximately $0.6 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to the Office Portfolio Sale.
General and Administrative Expenses
General and administrative expenses decreased approximately $0.6 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to (1) a $1.9 million decrease in corporate payroll due to lower employment numbers and shared services allocations in 2022; (2) a $0.7 million decrease in professional fees, less professional services rendered in 2022 compared to a year prior; offset by (3) a $2.1 million increase due to 2022 restricted share award amortization.
Corporate Operating Expenses to Affiliates
Corporate operating expenses to affiliates decreased approximately $1.2 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to the amendment to the Administrative Services Agreement in the year ended December 31, 2022, which reduces the services provided.
Depreciation and Amortization
Depreciation and amortization decreased approximately $18.9 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to (1) a $25.2 million decrease due to the Office Portfolio Sale in August 2022; (2) $2.0 million related to accelerated amortization due to terminated leases in the prior year; offset by an increase of (3) $7.3 million as a result of two additional months of depreciation and amortization expense in the year ended December 31, 2022 from the CCIT II Merger compared to prior year; and (4) $1.6 million related to fixed asset additions during the year ended December 31, 2022.
Impairment Provision, Real Estate
Impairment provision, real estate increased approximately $123.3 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to the Company’s assessment that eleven properties were impaired in 2022.
Impairment Provision, Goodwill
Impairment provision, goodwill increased approximately $135.3 million for year ended December 31, 2022 compared to the same period a year ago primarily due to the assignment of goodwill to new reporting units in 2022.
Debt Breakage Costs

Debt breakage costs increased approximately $13.2 million for the year ended December 31, 2022 compared to the same period a year ago due to breakage costs for the early payoff of the Midland Mortgage Loan of $0.9 million and the Bank of America Loan of $12.3 million made in connection with the Office Portfolio Sale.
(Loss) Income from Investment in Unconsolidated Entities
Loss from investment in unconsolidated entities increased approximately $10.0 million for the year ended December 31, 2022 compared to the same period a year ago primarily due to (1) $7.4 million of our share of the Office Joint Venture net loss; (2) a $3.6 million loss on the sale of the Mezzanine Interest; offset by (3) $0.9 million interest payments received on the Mezzanine Loan.
Net Loss from Disposition of Assets
Loss from disposition of assets increased approximately $139.0 million for the year ended December 31, 2022 as compared to the same period a year ago primarily due to (1) the loss of $105.9 million related to the Office Portfolio Sale in August 2022; (2) the loss of $43.0 million related to the Companion Office Portfolio Sale in December 2022; (3) the loss of $0.8 million related the sale of one property in December 2022; offset by the (4) gain on sale of $10.4 million due to the sale of one property in September 2022.
Transaction Expense
Transaction expense increased approximately $21.4 million for the year ended December 31, 2022 compared to the same period a year ago due to the timing of costs incurred related to strategic transactions.
Same Store Analysis
Comparison of the Years Ended December 31, 2021 and 2020
For the year ended December 31, 2021, our "Same Store" portfolio consisted of 97 properties, encompassing approximately 24.7 million square feet, with an acquisition value of $4.0 billion and Annualized Base Rent of $288.0 million. Our "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations directly related to the operations of the reportable segments for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$380,189	$384,220	$(4,031)	(1)%
Property operating expense	52,465	52,565	(100)	—%
Property tax expense	36,479	36,107	372	1%
Rental Income

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income
Industrial	$54,140	$62,415	$(8,275)	(13)%
Office	267,819	262,328	5,491	2%
Other	58,230	59,477	(1,247)	(2)%
Total rental income	$380,189	$384,220	$(4,031)	(1)%
Rental income decreased by approximately $4.0 million for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the Industrial and Office segments.
Industrial rental income decreased approximately $8.3 million primarily due to (1) a decrease of $11.0 million of termination income in 2021; offset by an increase of approximately (2) $1.1 million due to intangibles written off in 2020 that was non-recurring in 2021; (3) $0.6 million in recoveries of prior year reconciliations due to timing of operating expenses; and (4) $0.4 million of new leases and amendment commencements.

Office rental income increased approximately $5.5 million primarily due to (1) a $4.1 million increase in termination income; (2) a $5.6 million increase in 2021 leasing activity and amendments to existing tenant leases; offset by a decrease of (3) $5.0 million due to naturally expiring and early terminated leases.
Property Operating Expense
The following table provides summary information for our Same Store portfolio operating expense, by reportable segment, for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Property operating expense
Industrial	$2,550	$1,958	$592	30%
Office	39,059	40,441	(1,382)	(3)%
Other	10,856	10,166	690	7%
Total property operating expense	$52,465	$52,565	$(100)	0%
Same Store Industrial property operating expense increased by approximately $0.6 million due to increased repair, maintenance, and snow removal expense at two properties.
Same Store Office property operating expense decreased by approximately $1.4 million due to a $1.0 decrease in repair, maintenance, and service expense at five properties.
Property Tax Expense
The following table provides summary information for our Same Store portfolio property tax expense, by reportable segment, for the years ended December 31, 2021 and December 31, 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Property tax expense
Industrial	$4,100	$3,981	$119	3%
Office	25,006	24,587	419	2%
Other	7,373	7,539	(166)	(2)%
Total property tax expense	$36,479	$36,107	$372	1%
Office Same Store property tax expense increased $0.4 million primarily due to the adjustment of final property tax amounts and tax rate increases from prior year.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Property management fees to non-affiliates	$3,409	$3,414	$(5)	—%
Depreciation and amortization	160,022	156,069	3,953	3%
Same Store depreciation and amortization expense increased approximately $4.0 million primarily due to (1) $3.6 million related to fixed asset additions subsequent to December 31, 2020; and (2) $0.1 million related to accelerated amortization due to terminated leases.
Portfolio Analysis
Comparison of the Years Ended December 31, 2021 and 2020
The following table provides summary information about our results of operations directly related to the operations of the reportable segments for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income	$459,872	$397,452	$62,420	16%
Property operating expense	61,259	57,461	3,798	7%
Property tax expense	41,248	37,590	3,658	10%
Rental Income

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Rental income
Industrial	$59,320	$69,047	$(9,727)	(14)%
Office	340,265	268,928	71,337	27%
Other	60,287	59,477	810	1%
Total rental income	$459,872	$397,452	$62,420	16%
Rental income increased approximately $62.4 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the Office and Industrial segments.
Office rental income increased approximately $71.3 million primarily due to (1) a $71.6 million increase primarily related to the CCIT II Merger in 2021; (2) $5.6 million increase in 2021 leasing activity and amendments to existing tenant leases; (3) a $4.5 million increase in termination income; offset by a (4) $5.0 million lower base rent income due to expiring leases and terminations; (5) a $4.4 million decrease due to the sale of properties; and (6) a $1.2 million decrease due to the early termination and related write-off of the in-place lease (above market) of one office property.
Industrial rental income decreased approximately $9.7 million primarily due to (1) a $15.4 million decrease in termination income in 2021; offset by (2) an increase of $3.1 million primarily related to the CCIT II Merger during the year; (3) an increase of $1.1 million due to intangibles written off in the prior year; (4) a $0.4 million increase in 2021 leasing activity and amendments to existing tenant leases; (5) a $0.4 million increase due to one property becoming landlord-managed instead of tenant-managed, which requires us to record recovery revenue and corresponding recoverable expenses; and (6) $0.3 million increase due to timing of common area and operating expense reconciliations.

Property Operating Expense

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Property operating expense
Industrial	$3,197	$4,421	$(1,224)	(28)%
Office	47,027	42,867	4,160	10%
Other	11,035	10,173	862	8%
Total property operating expense	$61,259	$57,461	$3,798	7%
Property operating expense increased approximately $3.8 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the Office and Industrial segments.
Office property operating expense increased approximately $4.2 million primarily due to (1) $7.7 million related to the CCIT II Merger in 2021; offset by (2) a decrease of $2.2 million due to the sale of four properties and (3) $0.6 million decrease in repair, maintenance, service and utility expense primarily related to services not renewed in 2021.
Industrial property operating expense decreased $1.2 million primarily due to the sale of one property.
Property Tax Expense

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Property operating expense
Industrial	$3,734	$4,493	$(759)	(17)%
Office	30,073	25,559	4,514	18%
Other	7,441	7,538	(97)	(1)%
Total property operating expense	$41,248	$37,590	$3,658	10%
Property tax expense increased approximately $3.7 million during the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the Office segment.
Office property tax expense increased $4.5 million primarily due to (1) $5.2 million related to the CCIT II Merger in 2021; offset by (2) a $1.1 million decrease as a result of the sale of four properties.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,		Increase/(Decrease)	Percentage Change
	2021	2020
Property management fees to non-affiliates	$4,066	$3,656	$410	11%
General and administrative expenses	40,479	38,633	1,846	5%
Corporate operating expenses to affiliates	2,520	2,500	20	1%
Depreciation and amortization	209,638	161,056	48,582	30%
Impairment provision, real estate	4,242	23,472	(19,230)	(82)%
Interest expense	85,087	79,646	5,441	7%
Income (loss) from investment in unconsolidated entities	8	(6,523)	6,531	(100)%
(Loss) gain from disposition of assets	(326)	4,083	(4,409)	(108)%
Other income, net	1,521	3,228	(1,707)	(53)%
Transaction expense	(966)	—	(966)	100%
Property Management Fees to Non-Affiliates
The increase in property management fees to non-affiliates of approximately $0.4 million during the year ended December 31, 2021 is primarily due to the CCIT II Merger occurring during the period.

General and Administrative Expenses
General and administrative expenses for the year ended December 31, 2021 increased by approximately $1.8 million primarily due to (1) $1.9 million in additional restricted stock expense primarily as a result of the amortization of 2021 restricted stock unit grants, including a one-time grant associated with the CCIT II Merger; (2) an increase of $2.5 million in professional and transfer agent fees; (3) a $0.9 million in increase in information technology costs and state taxes; offset by (4) write-offs of $4.4 million in project costs in the fourth quarter of 2020.
Depreciation and Amortization
Depreciation and amortization for the year ended December 31, 2021 increased by approximately $48.6 million as a result of (1) $48.3 million as a result of the CCIT II Merger during the year ended December 31, 2021; and (2) $3.6 million related to fixed asset additions subsequent to December 31, 2020; offset by (3) approximately $3.5 million related to accelerated amortization due to terminated leases and assets sold in 2020.
Impairment Provision, Real Estate
Impairment provision, real estate decreased by approximately $19.2 million for the year ended December 31, 2021 primarily due to the Company’s assessment that three properties were impaired in 2021.
Interest Expense
The increase of approximately $5.4 million in interest expense for the year ended December 31, 2021 is primarily due to (1) $6.6 million of interest and financing expenses related to the $400M 5-Year Term Loan 2025; offset by (2) a $0.9 million decrease as a result of lower interest rates compared to the prior year.
Income (Loss) from Investment in Unconsolidated Entities
The reduction of approximately $6.5 million in loss from investment in unconsolidated entities for the year ended December 31, 2021 is primarily due to an other-than-temporary impairment loss and winding down of our investments in our unconsolidated joint venture in the prior period.
Loss from Disposition of Assets
The increase in loss from disposition of assets of approximately $4.4 million for the year ended December 31, 2021 is primarily the result of the gain on the sale of one property in 2020.
Other Income, net
The decrease in other income of approximately $1.7 million is primarily a result of adjusting our earn-out liability in 2020 due to changes in equity raise projections.
Transaction expense
The increase in transaction expense of approximately $1.0 million is primarily due to certain strategic initiative costs in 2021.

Funds from Operations and Adjusted Funds from Operations
Our reported results are presented in accordance with GAAP. We also disclose Funds from Operations (“FFO”) and Adjusted Funds from Operations (“AFFO”) both of which are non-GAAP financial measures. We believe these two non-GAAP financial measures are useful to investors because they are widely accepted industry measures used by analysts and investors to compare the operating performance of REITs.

We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable real estate assets, adding back impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred distributions. Because FFO calculations exclude such items as depreciation and amortization of depreciable real estate assets and gains and losses from sales of depreciable real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.

Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of share-based compensation net, deferred rent, amortization of in-place lease valuation, acquisition-related costs, financed termination fee, net of payments received, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions. FFO and AFFO have been revised to include amounts available to both common shareholders and limited partners for all periods presented.
AFFO is a measure used among our peer group. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current distribution level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to make or sustain distributions. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to net income (loss) are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund distributions since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. The use of AFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. FFO and AFFO should not be viewed as a more prominent measure of performance than net income (loss) and each should be reviewed in connection with GAAP measurements.
Neither the SEC, NAREIT, nor any other applicable regulatory body has opined on the acceptability of the adjustments contemplated to adjust FFO in order to calculate AFFO and its use as a non-GAAP performance measure. In the future, NAREIT may decide to standardize the allowable exclusions across the REIT industry, and we may have to adjust the calculation and characterization of this non-GAAP measure.

Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2022, 2021 and 2020 (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(441,382)	$11,570	$(5,774)
Adjustments:
Depreciation of building and improvements	113,191	125,388	93,979
Amortization of leasing costs and intangibles	77,926	84,598	67,366
Impairment provision, real estate	127,577	4,242	23,472
Equity interest of depreciation of building and improvements - unconsolidated entities	4,643	—	1,438
Equity interest of amortization of intangible assets - unconsolidated entities	—	—	1,751
Loss from disposition of assets, net	139,280	326	(4,083)
Company's share of loss on sale of unconsolidated entity	3,558	(8)	—
Impairment of unconsolidated entities	—	—	1,906
FFO	$24,793	$226,116	$180,055
Distributions to redeemable preferred shareholders	(10,063)	(9,698)	(8,708)
FFO attributable to common shareholders and partners	$14,730	$216,418	$171,347
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and partners	$14,730	$216,418	$171,347
Adjustments:
Non-cash earn-out adjustment	—	—	(2,581)
Revenues in excess of cash received, net	(15,407)	(10,780)	(25,686)
Amortization of share-based compensation	9,573	7,470	4,108
Deferred rent - ground lease	1,951	2,064	2,065
Amortization of above/(below) market rent, net	(2,205)	(1,323)	(2,292)
Amortization of debt premium/(discount), net	409	409	412
Amortization of below tax benefit amortization	1,494	1,252	—
Amortization of deferred financing costs	3,544	3,184	2,195
Amortization of lease inducements	537	278	—
Company's share of amortization of deferred financing costs- unconsolidated entity	3,740	—	82
Amortization of ground leasehold interests	(372)	(350)	(290)
Financed termination fee payments received	—	—	7,557
Loss on debt breakage costs — write-off of deferred financing costs	1,771	—	—
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	(257)	—	505
Unrealized loss (gain) on investments	195	(15)	31
Company's share of amortization of above market rent - unconsolidated entity	(58)	—	1,419
Unconsolidated joint venture valuation adjustment	—	—	4,452
Employee separation expense	72	777	2,666
Write-off of reserve liability	—	(1,166)	—
Write-off of transaction costs	28	65	4,427
Transaction expenses	22,386	966	—
Impairment provision, goodwill	135,270	—	—
Debt breakage costs	13,249	—	—
AFFO available to common shareholders and partners	$190,650	$219,249	$170,417
FFO per share, basic and diluted	$0.37	$5.71	$5.89
AFFO per share, basic and diluted	$4.81	$5.79	$5.85

Weighted-average common shares outstanding - basic EPS	36,057,825	34,361,208	25,560,283
Weighted-average OP Units	3,537,654	3,537,654	3,546,614
Weighted-average common shares and OP Units outstanding - basic FFO/AFFO	39,595,479	37,898,862	29,106,897

NOI, Cash NOI and Same-Store Cash NOI
Net operating income is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss and termination income. Net operating income on a cash basis (“Cash NOI”) is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. Net operating income on a cash basis for our Same-Store portfolio (“Same-Store Cash NOI”) is Cash NOI for properties held for the entirety of all periods presented. We believe that NOI, Cash NOI and Same-Store Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI, Cash NOI and Same-Store Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI, Cash NOI and Same-Store Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
Our calculation of each of NOI, Cash NOI and Same-Store Cash NOI is presented in the following table for the year ended December 31, 2022, 2021 and 2020 (dollars in thousands):

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Net Income to Total NOI
Net (loss) income	$(441,382)	$11,570	$(5,774)
General and administrative expenses	39,893	40,479	38,633
Corporate operating expenses to affiliates	1,349	2,520	2,500
Impairment provision, real estate	127,577	4,242	23,472
Impairment provision, goodwill	135,270	—	—
Depreciation and amortization	190,745	209,638	161,056
Interest expense	84,816	85,087	79,646
Debt breakage costs	13,249	—	—
Other loss (income), net	45	(1,521)	(3,228)
Loss (income) from investment in unconsolidated entities	9,993	(8)	6,523
Loss (gain) from disposition of assets	139,280	326	(4,083)
Transaction expense	22,386	966	—
Total NOI	$323,221	$353,299	$298,745

	Year Ended December 31,
	2022	2021	2020
Cash NOI Adjustments
Industrial:
Industrial NOI	$53,477	$52,125	$59,837
Straight-line rents	(1,018)	(1,700)	(1,684)
Amortization of acquired lease intangibles	(369)	(345)	(297)
Deferred termination income	(39)	—	—
Industrial cash NOI	52,051	50,080	57,856

Office:

Office NOI	230,967	260,255	198,113
Straight-line rents	(12,207)	(12,171)	(22,618)
Amortization of acquired lease intangibles	(1,346)	(231)	(1,515)
Deferred termination income	—	—	(1)
Deferred ground lease	1,945	2,066	2,067
Other intangible amortization	1,495	1,252	—
Inducement amortization	537	278	—
Financed termination fee	—	—	7,557
Office Cash NOI	221,391	251,449	183,603

Other NOI	38,777	40,919	40,795
Straight-line rents	634	313	(1,384)
Amortization of acquired lease intangibles	—	(749)	(480)
Deferred termination income	(2,779)	2,779	—
Deferred ground lease	5	(3)	—
Other intangible amortization	(489)	—	—
Inducement amortization	—	—	—
Other Cash NOI	36,148	43,259	38,931
Total Cash NOI	$309,590	$344,788	$280,390

Same Store Cash NOI Adjustments
Industrial:
Industrial cash NOI	$52,051	$50,080	$57,856
Cash NOI for recently acquired properties	(3,311)	(4,545)	(18,311)
Cash net operating (income) loss for recently disposed properties	(6)	272	—
Industrial Same Store cash NOI	48,734	45,807	39,545

Office:
Office cash NOI	221,391	251,449	183,603
Cash NOI for recently acquired properties	(50,369)	(55,756)	(49,019)
Cash net operating (income) loss for recently disposed properties	(93,290)	159	(4,192)
Office Same Store cash NOI	77,732	195,852	130,392

Other:
Other cash NOI	36,148	43,259	38,931
Cash NOI for recently acquired properties	(2,364)	(1,751)	(9,796)
Cash net operating (income) loss for recently disposed properties	—	—	—
Other Same Store cash NOI	33,784	41,508	29,135
Cash NOI from the operating partnership	32	30	20
Total Same Store cash NOI	$160,282	$283,197	$199,092

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as the ability and willingness of our tenants’ to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, distributions, including preferred equity distribution, redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, we anticipate that cash needs will be met from funds from operations and our Credit Facility. We anticipate that cash flows from continuing operations and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, distributions and other requirements over the next 12 months and beyond.
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement, we, through our Operating Partnership as the borrower, have been provided with a $1.3 billion credit facility consisting of the Revolving Credit Facility maturing in September 2023 with (subject to the satisfaction of certain customary conditions) a series of three-month extension options, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of December 31, 2022, the remaining capacity under the Revolving Credit Facility was $202.9 million.
Fourth Amendment to the Second Amended and Restated Credit Agreement
On April 28, 2022, we, through our Operating Partnership, entered into the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022, which amended our maturity extension on the Revolving Credit Facility from a one-year extension option (from June 2022 to June 2023) to a series of four three-month extension options (to September 28, 2022, December 28, 2022, March 28, 2023 and June 28, 2023, respectively). On May 24, 2022, we exercised the first three-month extension option on the Revolving Credit Facility, which extended the maturity date from June 28, 2022 to September 28, 2022.
Fifth Amendment to the Second Amendment and Restated Credit Agreement
On September 28, 2022, we, through our Operating Partnership, entered into the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022, which extended the maturity date on the Revolving Credit Facility from September 28, 2022 to September 30, 2023 and amended the maturity date extension options to a series of three three-month extensions (to December 30, 2023, March 30, 2024 and June 30, 2024, respectively). In addition, the contract interest rate was amended from LIBOR to SOFR plus 0.10% per annum (collectively, the “Adjusted SOFR”).
Sixth Amendment to the Second Amendment and Restated Credit Agreement
On November 30, 2022, we, through our Operating Partnership , entered into the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022, which, among other things, amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) such that the calculation thereof takes into account certain distributions and/or dividends (defined as “Restricted Payments”) that are otherwise permitted by the Second Amended and Restated Credit Agreement.
Based on the terms as of December 31, 2022, the interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If our Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of the $400M 5-Year Term Loan 2025 and the $150M 7-Year Term Loan, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75%.

See Part I "Item 1A. Risk Factors" of this Annual Report on Form 10-K for a discussion about risks that the replacement of LIBOR with an alternative reference rate may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
Seventh Amendment to the Second Amendment and Restated Credit Agreement
Prior to the Seventh Amendment, the final Revolving Credit Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On March 21, 2023, we, through our Operating Partnership, entered into the Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), which, among other things, (i) permits our Operating Partnership to extend the Revolving Commitments (as defined in the Second Amended and Restated Credit Agreement) of each Revolving Lender (as defined in the Second Amended and Restated Credit Agreement) to January 31, 2026 (the “Subsequent Extension”); (ii) amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) to reduce the baseline calculation for the required Tangible Net Worth from $2,030,720,237 to $1,000,000,000; and (iii) added a covenant that prohibits any special distributions from extraordinary non-recurring income.

The exercise of the Subsequent Extension by our Operating Partnership is conditioned upon, among other things, (i) prior to June 30, 2024, the Company consummating a listing of its equity interests which results in such equity interests being traded on the New York Stock Exchange and (ii) the payment of an extension fee on the effective date of the Subsequent Extension in an amount equal to 20 basis points of the amount of Revolving Commitments being extended in connection with the Subsequent Extension.
In connection with the Seventh Amendment, and as a condition to the effectiveness thereof, our Operating Partnership prepaid the outstanding principal balance ($400,000,000) of the 2024 Term Loan (as defined in the Second Amended and Restated Credit Agreement). The prepayment was funded through a draw on the revolving credit facility portion of the Second Amended and Restated Credit Agreement.
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
The following table sets forth a summary of the interest rate swaps at December 31, 2022 and December 31, 2021 (dollars in thousands):

				Fair Value (1)		Current Notional Amount
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2022	2021	2022	2021
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$12,391	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	8,244	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	6,145	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,331	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,444	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,441	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,408	(5,958)	100,000	100,000
Total				$41,404	$(21,652)	$750,000	$750,000
(1) We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2022, derivatives where in an asset or/liability position are included in the line item "Other assets or Interest rate swap liability," respectively, in the consolidated balance sheets at fair value.

Common Equity
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days prior written notice to shareholders. As of December 31, 2022, we had sold 3,946,642 shares for approximately $341.1 million in our DRP Offering.
On October 1, 2021, the Company announced a suspension of our DRP, effective October 11, 2021, which remains in effect as of the date of this filing.
Share Redemption Program
Prior to its suspension in February 2023 in anticipation of the proposed Listing, the Company had adopted the SRP that enables shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis on August 5, 2022 (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) with the cap on quarterly redemptions was tied to a dollar amount to be set by the Board and disclosed by the Company. Quarterly redemptions were capped at $5 million (or some other quarterly or annual amount determined by the Board and announced at least 10 business days before the applicable redemption date). In addition, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.
Under the SRP, when the SRP is not suspended, the Company will redeem shares as of the last business day of each quarter. The redemption price is equal to the most recently published NAV per share for the applicable class prior to quarter end. Redemption requests must be received by 3:00 p.m. (Central time) one business day before on the last business day of the applicable quarter. Redemption requests exceeding the quarterly cap are filled on a pro rata basis, except that if pro rata redemption would result in a shareholder owning less than the minimum balance of $2,500 of the Company’s common shares, then the Company would redeem all of such shareholder’s shares to the extent that there are funds available. All unsatisfied redemption requests were treated as a request for redemption at the redemption date unless withdrawn by the shareholder. During the year ended December 31, 2022, we redeemed 149,730 shares.
Perpetual Convertible Preferred Shares
Upon consummation of the Predecessor Merger, we issued 5,000,000 Series A Preferred Shares to the Purchaser (defined below). We assumed the purchase agreement (the "Purchase Agreement") that our Predecessor entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Shares at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares.
Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the "Second Issuance") at a later date (the "Second Issuance Date") for an additional purchase price of $125 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of certain other conditions set forth in the Purchase Agreement. Pursuant to the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the applicable closing date. We do not expect that additional Series A Preferred Shares will be issued.
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

iii.if a listing of our common shares or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the "First Triggering Event"), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to paragraph (iv) below and certain conditions as set forth in the articles supplementary; or
iv.if such a listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
As of December 31, 2022, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our common shares or the Series A Preferred Shares occurred prior to August 1, 2021.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of our assets legally available for distribution to the shareholders, after payment of or provision for our debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Board, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of common shares or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of our remaining assets.
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
Holder Redemption Rights
In the event we fail to effect a listing of common shares or Series A Preferred Shares by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if such a listing occurs prior to or on August 1, 2023.
Conversion Rights
Subject to our redemption rights and certain conditions set forth in the articles supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into common shares any time after the earlier of (i) August 8, 2023, or if the Second Issuance occurs, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the articles supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Shares Fair Market Value (as defined in the articles supplementary).
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our shares or OP Units, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to acquire or develop facilities. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.

Liquidity Requirements
Our principal liquidity needs for the next 12 months and beyond are to fund:
•normal recurring expenses;
•debt service and principal repayment obligations; including any maturing debt that we may be unable to refinance on attractive terms or at all;
•satisfaction of the Redemption Right held by the holder of the Series A Preferred Shares, in the event that a listing has not occurred prior to or August 1, 2023;
•capital expenditures, including tenant improvements and leasing costs;
•redemptions;
•distributions to shareholders, including preferred equity distribution and distributions to holders of OP Units;
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
To qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to our shareholders. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. Such alternatives may include, among other things, divesting ourselves of properties (whether or not the sales price is optimal or otherwise meets our strategic long-term objectives), incurring additional indebtedness or issuing equity securities in public or private transactions, the availability and attractiveness of the terms of which cannot be assured.
Cash Requirements
The Company’s material cash requirements as of as of December 31, 2022 include the following contractual obligations (in thousands):

	Payments Due During the Years Ending December 31,
	2023	Thereafter	Total
Outstanding debt obligations (1)	$43,101	$1,446,702	$1,489,803
Interest on outstanding debt obligations (2)	77,015	169,682	246,697
Ground lease obligations	2,300	262,890	265,190
Total(3)	$122,416	$1,879,274	$2,001,690
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at December 31, 2022. Projected interest payments on the Credit Facility and Term Loan are based on the contractual interest rates in effect at December 31, 2022.
(3)Does not include amounts required to satisfy the Redemption Right held by the holder of Series A Preferred Shares.

Capital Expenditures and Tenant Improvement Commitments
As of December 31, 2022, we had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $29.7 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank loans.
Our cash, cash equivalents and restricted cash activity increased by approximately $69.0 million during the year ended December 31, 2022 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Year Ended December 31,
	2022	2021	Change
Net cash provided by operating activities	$152,676	$204,979	$(52,303)
Net cash used in investing activities	$1,098,343	$(62,810)	$1,161,153
Net cash used in financing activities	$(1,199,215)	$(159,335)	$(1,039,880)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the year ended December 31, 2022, we generated $152.7 million in cash from operating activities compared to $205.0 million for the year ended December 31, 2021. The decrease in cash from operating activities for the year ended December 31, 2022 was primarily due to the property dispositions that occurred in the years ended December 31, 2022 and 2021.
Investing Activities. Cash provided by investing activities for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	Increase (decrease)
Net cash (used in) provided by investing activities:
Distributions of capital from investment in unconsolidated entities	$—	$42	$(42)
Proceeds from disposition of properties	1,120,803	22,408	1,098,395
Restricted reserves	—	1,078	(1,078)
Sale of investment in unconsolidated entities	31,000	—	31,000
Total sources of cash provided by investing activities	$1,151,803	$23,528	$1,097,275
Uses of cash for investing activities:
Cash acquired in connection with the Company Merger, net of acquisition costs	$—	$(36,746)	$36,746
Restricted reserves	(266)	—	(266)
Payments for construction in progress	(17,494)	(49,260)	31,766
Purchase of investment in unconsolidated entities	(34,558)	—	(34,558)
Purchase of investments	(1,142)	(332)	(810)
Total sources of cash (used in) provided by investing activities	$(53,460)	$(86,338)	$32,878
Net cash (used in) provided by investing activities	$1,098,343	$(62,810)	$1,130,153

Financing Activities. Cash used in financing activities for the years ended December 31, 2022 and 2021 consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Term Loan	$—	$400,000	$(400,000)
Total sources of cash provided by financing activities	$—	$400,000	$(400,000)
Uses of cash (used in) provided by financing activities:
Principal payoff of indebtedness - CCIT II Credit Facility	$—	$(415,500)	$415,500
Principal payoff of secured indebtedness - Mortgage Debt	(469,777)	(1,292)	(468,485)
Principal pay down of indebtedness - Revolving Credit Facility	(373,500)	—	(373,500)
Principal payoff of indebtedness - Term Loan	(200,000)	—	(200,000)
Principal amortization payments on secured indebtedness	(8,736)	(9,786)	1,050
Repurchase of common shares to satisfy employee tax withholding requirements	(3,189)	(2,874)	(315)
Repurchase of common shares	(5,617)	(25,517)	19,900
Distributions to common shareholders	(114,110)	(82,976)	(31,134)
Dividends paid on preferred units subject to redemption	(10,063)	(9,542)	(521)
Distributions to noncontrolling interests	(11,136)	(11,134)	(2)
Deferred financing costs	(2,724)	(567)	(2,157)
Offering costs	(43)	(47)	4
Financing lease payment	(320)	(100)	(220)
Total sources of cash (used in) provided by financing activities	$(1,199,215)	$(559,335)	$(639,880)
Net cash (used in) provided by financing activities	$(1,199,215)	$(159,335)	$(1,039,880)
Distributions will be paid to our shareholders as of the record date selected by our Board. We expect to pay distributions regularly unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board, which will be directed, in substantial part, by its obligation to cause us to comply with the REIT requirements of the Internal Revenue Code of 1986, as amended. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
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

Distributions may be funded with operating cash flow from our properties To the extent that we do not have taxable income, distributions paid will be considered a return of capital to shareholders. The following table shows distributions paid, and cash flow provided by operating activities during the year ended December 31, 2022 and December 31, 2021 (dollars in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021
Distributions paid in cash — noncontrolling interests	$11,136			$11,134
Distributions paid in cash — common shareholders	114,110			82,976
Distributions paid in cash — preferred shareholders	10,063			9,542
Distributions of DRP	—			22,886
Total distributions	$135,309	(1)		$126,538
Source of distributions (2)
Paid from cash flows provided by operations	$135,309		100%	$103,652	82%
Offering proceeds from issuance of common shares pursuant to the DRP	—		—	22,886	18
Total sources	$135,309	(3)	100%	$126,538	100%

Net cash provided by operating activities	$152,676			$204,979
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of December 31, 2022 were $10.6 million for common shareholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the year ended December 31, 2022, we paid and declared cash distributions of approximately $114.1 million to common shareholders including shares issued pursuant to the DRP, and approximately $11.1 million to the partners of our Operating Partnership, as compared to FFO attributable to common shareholders and partners and AFFO available to common shareholders and partners for the year ended December 31, 2022 of approximately $14.7 million and $190.7 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through December 31, 2022, we paid approximately $1.1 billion of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $766.1 million.

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
As of December 31, 2022, our debt consisted of approximately $1.3 billion in fixed rate debt (including the interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.4 million). As of December 31, 2021, our debt consisted of approximately $1.8 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $773.5 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $9.1 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.

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
Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2022, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Employment Agreements With Named Executive Officers

On March 23, 2023, the Company entered into amended and restated employment agreements with each of Michael J. Escalante, Javier F. Bitar and Nina Momtazee Sitzer (each, an “Executive”), effective as of the date of the Listing (each, an “Employment Agreement,” and together, the “Employment Agreements”). The Employment Agreements amend and restate the employment agreements that the Company previously entered into with each Executive. Pursuant to these Employment Agreements, Michael J. Escalante continues in his roles as Chief Executive Officer and President, Mr. Javier F. Bitar continues in his role as Chief Financial Officer and Ms. Nina Momtazee Sitzer is appointed Chief Legal and Administrative Officer, Executive Vice President – Operations.

The Employment Agreements have an initial term of five years and automatically renew for additional one year periods thereafter, unless either the Company or the Executive provide advance written notice of their respective intents not to renew or unless sooner terminated in accordance with the terms thereof (the “Term”).

Employment Agreement with Mr. Escalante

Pursuant to the terms of the Employment Agreement with Mr. Escalante (the “Escalante Employment Agreement”), Mr. Escalante is entitled to, among other things:

•Beginning January 1, 2023, an annual base salary of $925,000, subject to annual review for increase (but not decrease) by the Board or a committee thereof;

•Beginning January 1, 2023, an annual cash bonus opportunity (“Incentive Bonus”) with threshold, target and maximum award opportunities of 175%, 250% and 325%, respectively, of the base salary actually paid for such year, with the threshold, target and maximum Incentive Bonus levels for calendar years following 2023 established by the compensation committee of the Board in its sole discretion, provided the goals and objectives applicable to the payment of the Incentive Bonus for the executive team shall be established in good faith consultation with Mr. Escalante, and with the entitlement to and payment of an Incentive Bonus subject to the reasonable and good faith approval of the compensation committee of the Board;

•Equity awards during the Term, if any, subject to the sole discretion of the compensation Committee of the Board;

•Payments and benefits upon termination of employment as follows:

◦Death or Disability (as defined in the Escalante Employment Agreement): (i) base salary earned but not paid as of the termination date, any Incentive Bonus earned by Mr. Escalante for the prior calendar year but not yet paid, reimbursement for unpaid expenses to which Mr. Escalante is entitled to reimbursement, and any other vested compensation or benefits to which Mr. Escalante is entitled under any benefits plans (collectively, the “Accrued Obligations”); (ii) the Incentive Bonus for the calendar year in which the termination occurs, pro-rated for the amount of time Mr. Escalante was employed during such calendar year, assuming target performance; (iii) a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Escalante Employment Agreement); and (iv) the automatic vesting of (1) all outstanding equity awards held by Mr. Escalante as of immediately prior to his termination, assuming target performance for any performance period that has not yet ended (the “Equity Award Vesting”), and (2) Mr. Escalante's account under the Company’s Executive Deferred Compensation Plan, in full.

◦Without Cause or with Good Reason (as such terms are defined in the Escalante Employment Agreement): (i) the Accrued Obligations; (ii) a pro-rated Incentive Bonus for the calendar year in which such termination occurs (assuming at least target individual performance and actual Company performance for the entire performance period), pro-rated for the amount of time Mr. Escalante was employed during such calendar year; (iii) a lump sum payment equal to three (3) times the sum of (A) his base salary then in effect plus (B) the average of the target Incentive Bonus for the prior two calendar years preceding the year in which such termination; (iv) a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Escalante Employment Agreement); (v) the Equity Award Vesting; and (vi) the vesting in full of Mr. Escalante's account under the Company’s Executive Deferred Compensation Plan

◦Termination by the Company without Cause or by Mr. Escalante with Good Reason during the Term and within six months preceding or 12 months following a Change in Control (as defined in the Escalante Employment Agreement) of the Company: all of the benefits and payments described in the paragraph “Without Cause or with Good Reason” above, except that (i) the Healthcare Benefits will be calculated to cover 36 months, and (ii) the pro-rated Incentive Bonus shall be calculated using the greater of actual Company performance or target Company performance, should such an applicable target level have been established as of the termination

◦Termination following a Liquidation Event (as defined in the Escalante Employment Agreement to include the earlier of the Board’s approval of a plan of liquidation or dissolution of the Company, or the total combined book value of the Company, along with the Company’s management and operating companies, falling below $250 million dollars) either: (i) due to (1) expiration of the Term (other than due Mr. Escalante’s election not to renew), or (2) because Mr. Escalante is terminated by the Company without Cause (as defined in the Escalante Employment Agreement), (ii) by Mr. Escalante for Good Reason within six months preceding or 12 months following a Change in Control, or (iii) due to Good Reason, other than a Duty

Diminution (as defined in the Escalante Employment Agreement), all the benefits and payments described in the paragraph “Termination by the Company without Cause or by Mr. Escalante with Good Reason during the Term and within six months preceding or 12 months following a Change in Control” with sufficient assets to pay such amounts promptly reserved by the Company upon such Liquidation Event.

The Escalante Employment Agreement also provides that Mr. Escalante will be subject to customary non-compete, non-solicitation, non-disparagement and other restrictive covenants.

Employment Agreements With Mr. Bitar and Ms. Sitzer

The Employment Agreements for Javier F. Bitar and Nina Momtazee Sitzer are substantially similar to the material terms of the Escalante Employment Agreement except as noted below:

Javier F. Bitar. Mr. Bitar serves as the Company’s Chief Financial Officer. His initial base salary is $525,000 and his Incentive Bonus threshold, target and maximum award opportunities are 100%, 150%, and 200%, respectively. Upon termination for Death or Disability, the lump sum payment will be equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Mr. Bitar will receive a lump sum payment equal to 1.5 times his base salary plus Incentive Bonus (as described above) and a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Mr. Bitar will receive a lump sum payment equal to 2.5 times his base salary plus Incentive Bonus and a lump sum payment equal to 30 months of Healthcare Benefits.

Nina Momtazee Sitzer. Ms. Sitzer serves as the Company’s Chief Legal and Administrative Officer, Executive Vice President – Operations. Her initial base salary is $500,000 and her Incentive Bonus threshold, target and maximum award opportunities are 100%, 150%, and 200%, respectively. Upon termination for Death or Disability, the lump sum payment will be equal to 18 months of Healthcare Benefits. Upon termination Without Cause or with Good Reason, Ms. Sitzer will receive a lump sum payment equal to 1.5 times her base salary plus Incentive Bonus (as described above) and a lump sum payment equal to 18 months of Healthcare Benefits. Upon termination six months preceding or 12 months following a Change in Control, Ms. Sitzer will receive a lump sum payment equal to 2.5 times her base salary plus Incentive Bonus and a lump sum payment equal to 30 months of Healthcare Benefits.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We expect to file a definitive proxy statement for our 2023 Annual Meeting of Shareholders (the “2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2023 Proxy Statement. Only those sections of the 2023 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2022.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated by reference to the 2023 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2022.

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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2022 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.3	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
3.4
Articles Supplementary to First Articles of Amendment and Restatement, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

3.5	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
4.1	Third Amended and Restated Share Redemption Program
4.2	Description of Securities
10.1+	Employee and Director Long-Term Incentive Plan, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 21, 2014, SEC File No. 333-194280
10.2+
Griffin Realty Trust Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Appendix B included in the Registrant's Definitive Proxy Statement on Schedule 14A filed on April 15, 2020, SEC File No. 000-55605

10.2+*
Amendment No. 1 to the Griffin Realty Trust Amended and Restated Employee and Trustee Long-Term Incentive Plan, , incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K, filed on February 28, 2022, SEC File No. 000-55605

10.3+*	Amendment No. 2 to the Griffin Realty Trust Amended and Restated Employee and Trustee Long-Term Incentive Plan
10.4+
Griffin Capital Essential Asset REIT II, Inc.’s Employee and Director Long-Term Incentive Plan Form of Restricted Share Award for Directors, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 15, 2017, SEC File No. 000-55605

10.5
Seventh Amended and Restated Limited Partnership Agreement of GRT OP, L.P., dated February 23, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2023, SEC File No. 000-55605

10.6	Amendment No. 1 to the Seventh Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated March 16, 2023
10.7	Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 2019, SEC File No. 000-55605
10.8
First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2020, SEC File No. 000-55605

10.9
Second Amendment to Second Amended and Restated Credit Agreement dated December 18, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit10.1 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.10
Third Amendment to Second Amendment and Restated Credit Agreement dated July 14, 2021, by and among Griffin Realty Trust, GRT OP, L.P., and the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 16, 2021, SEC File No. 000-555605

10.11
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2022, SEC File No. 000-555605

10.12
Fifth Amendment to Second Amended and Restated Credit Agreement dated September 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2022, SEC File No. 000-55605

10.13
Sixth Amendment to Second Amended and Restated Credit Agreement dated November 30, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 5, 2022, SEC File No. 000-55605

10.14	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.15
Amended and Restated 2023 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.16	2024 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.6 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.17	2026 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.18
Second Amended and Restated Revolving Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.19	Swingline Note with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.9 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.20	Schedule of Omitted Documents for KeyBank Loan, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.21
2025 Term Note payable to KeyBank, National Association dated December 18, 2020, incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.22	Schedule of Omitted Documents for New $400M 5-Year Term Loan, incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605
10.23	Registration Rights Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.4 to our Predecessor's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.24	Contribution Agreement dated December 14, 2018, incorporated by reference to Exhibit 2.2 to our Predecessor's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.25
Form of Master Property Management, Leasing and Construction Management Agreement, incorporated by reference to Exhibit 10.6 to our Predecessor's Quarterly Report on Form 10-Q, filed on December 10, 2009, SEC File No. 333-159167

10.26
Series A Cumulative Perpetual Convertible Preferred Stock Purchase Agreement dated August 8, 2018, incorporated by reference to Exhibit 10.1 to our Predecessor's Quarterly Report on Form 10-Q, filed on August 13, 2018, SEC File No. 000-54377

10.27
Administrative Services Agreement dated December 14, 2018, by and among our Predecessor, our Predecessor Operating Partnership, Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.35 to our Predecessor's Annual Report on Form 10-K, filed on March 15, 2019, SEC File No. 000-54377

10.28	Form of Indemnification Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.5 to our Predecessor’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.29+	Escalante Employment Agreement dated December 14, 2018, incorporated by reference to Exhibit 10.6 to our Predecessor’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377
10.30+
Form of Employment Agreement for Other Officers dated December 14, 2018, incorporated by reference to Exhibit 10.7 to our Predecessor’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377

10.31+
Employment Agreement with Nina Momtazee Sitzer effective June 10, 2019, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 14, 2019, SEC File No. 000-55605

10.32+	Form of Time-Based Restricted Stock Unit Agreement (NEOs), incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, filed on May 12, 2020, SEC File No. 000- 55605
10.33+
Form of Time-Based Restricted Stock Unit Agreement (Employees), incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 12, 2020, SEC File No. 000-55605

10.34+	Form of Restricted Share Award for Directors, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 7, 2020, SEC File No. 000- 55605
10.35+
Form of Time-Based Restricted Stock Unit Agreement (NEOs) dated January 22, 2021 incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.36+
Form of Time-Based Restricted Stock-Unit Agreement (Employees) dated January 22, 2021, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.37+
Form of Initial Restricted Stock Agreement (New Directors) dated March 1, 2021, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.38+
Form of One-Time Restricted Stock Unit (NEOs) dated March 25, 2021, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.39+
Form of One-Time Restricted Stock Unit Agreement (Employees) dated March 25, 2021, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.40+
Form of One-Time Restricted Stock Unit Agreement (Director) dated March 25, 2021, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.41
Sublease executed March 25, 2022, by and between Griffin Capital Company, LLC and Griffin Realty Trust, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.42
Letter Agreement dated March 30, 2022, by and among Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Realty Trust, GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.43
Letter Agreement dated June 30, 2022, by and among Griffin Capital Company, LLC, Griffin Capital, LLC, Griffin Realty Trust, GRT OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2022, SEC File No. 000-555605

10.44
Purchase and Sale Agreement dated August 26, 2022, by and between the Office Buyers and the GRT Sellers, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 1, 2022, SEC File No. 000-55605

10.45
Joint Venture and Limited Liability Company Agreement of NVO Promote LLC, dated August 26, 2022, by and between GRT VAO OP, LLC and RVMC Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 1, 2022, SEC File No. 000-55605

21.1*	Subsidiaries of Peakstone Realty Trust
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on March 24, 2023.

PEAKSTONE REALTY TRUST

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Trustee (Principal Executive Officer)	March 24, 2023
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	March 24, 2023
Javier F. Bitar

/s/ Bryan K. Yamasawa	Chief Accounting Officer (Principal Accounting Officer)	March 24, 2023
Bryan K. Yamasawa

/s/ Kevin A. Shields	Executive Chairman and Chairman of the Board of Trustees	March 24, 2023
Kevin A. Shields

/s/ Gregory M. Cazel	Independent Trustee	March 24, 2023
Gregory M. Cazel

/s/Ranjit M. Kripalani	Independent Trustee	March 24, 2023
Ranjit M. Kripalani

/s/ Kathleen S. Briscoe	Independent Trustee	March 24, 2023
Kathleen S. Briscoe

/s/ J. Grayson Sanders	Independent Trustee	March 24, 2023
J. Grayson Sanders

/s/ Samuel Tang	Independent Trustee	March 24, 2023
Samuel Tang

/s/ James. F. Risoleo	Independent Trustee	March 24, 2023
James F. Risoleo

PEAKSTONE REALTY TRUST

Report of Independent Registered Public Accounting Firm
To the Board of Trustees and Shareholders of Peakstone Realty Trust (formerly known as Griffin Realty Trust, Inc.)
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peakstone Realty Trust (formerly known as Griffin Realty Trust, Inc.) (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate
Description of the Matter
As of December 31, 2022, the Company’s carrying value of real estate was $2.9 billion. As discussed in Note 2 of the consolidated financial statements, the Company assesses the carrying values of its real estate assets whenever events or changes in circumstances indicate that the carrying amounts of real estate assets may not be fully recoverable. When impairment indicators are identified, recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. When the carrying amount of the real estate assets are not recoverable based on the undiscounted cash flows, management calculates an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. There were $127.6 million of impairment charges related to real estate recognized during the year ended December 31, 2022.
Auditing the Company’s evaluation of whether its real estate assets are impaired was complex and involved a high degree of subjectivity in management’s assumptions in estimating future cash flows as estimates and judgments underlying the determination of recoverability and fair value were based on assumptions about future market and economic conditions. Where indicators of impairment exist, the estimation required in the undiscounted future cash flows includes future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount and capitalization rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment.

How we Addressed the Matter in Our Audit
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the Company’s properties for impairment indicators based on indicators under ASC 360. For real estate properties with identified indicators of impairment, we performed audit procedures, that included, among others, testing the key assumptions used by the Company in its projection of the undiscounted future cash flows and estimated fair value of real estate assets that were impaired. With the assistance of our valuation specialists, we compared the key assumptions used by management to observable industry information and appraisals to assess whether the assumptions were market supported. As part of our evaluation, we also performed sensitivity analyses on key assumptions, to assess whether changes to certain assumptions would result in a materially different outcome and assessed the historical accuracy of management’s estimates.
In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s impairment analysis. We also assess information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

Impairment of goodwill
Description of the Matter
As of December 31, 2022, the Company’s goodwill balance was $94.7 million. As discussed in Note 2 of the consolidated financial statements, goodwill is tested for impairment on an annual basis for each reporting unit, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company’s goodwill was initially assigned to a single reporting unit as of the acquisition date of the self-administration transaction. In the fourth quarter of 2022, the Company realigned its operating segments, which resulted in a change in the composition of its reporting units; therefore, the Company reassigned goodwill to the reporting units using a relative fair value allocation. The Company estimated the relative fair value using a discounted cash flow model. Based on the results of the quantitative impairment test as of December 31, 2022, the Company concluded the carrying value of the Office reporting unit exceeded its estimated fair value and recorded a goodwill impairment charge of $135.3 million, which represents the entire amount of goodwill allocated to the Office segment.
Auditing the Company’s relative fair value allocation was complex and highly judgmental due to the significant estimates required to determine the relative fair value of the reporting units. These estimates are affected by assumptions including market rent, terminal capitalization rates and discount rates, which are affected by expectations about future market or economic conditions.

How we Addressed the Matter in Our Audit
Our testing of the relative fair value of the reporting units included, among other procedures, assessing the valuation methodologies used by the Company and comparing the significant assumptions to current industry and economic trends and market data. We involved our valuation specialists to assist us in performing our audit procedures to test the estimated relative fair values of the Company’s reporting units. We performed sensitivity analyses on certain of the Company’s significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions.
In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s relative fair value allocation and impairment analysis.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Los Angeles, California
March 24, 2023

PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2022	2021
ASSETS
Cash and cash equivalents	$233,180	$168,618
Restricted cash	4,764	17,522
Real estate:
Land	327,408	584,291
Building and improvements	2,631,965	4,104,782
Tenant origination and absorption cost	535,889	876,324
Construction in progress	1,994	4,763
Total real estate	3,497,256	5,570,160
Less: accumulated depreciation and amortization	(644,639)	(993,323)
Total real estate, net	2,852,617	4,576,837
Investments in unconsolidated entities	178,647	—
Intangible assets, net	33,861	43,100
Deferred rent receivable	79,572	108,896
Deferred leasing costs, net	26,507	44,505
Goodwill	94,678	229,948
Due from affiliates	—	271
Right of use assets	35,453	39,482
Interest rate swap asset	41,404	3,456
Other assets	31,877	40,382
Real estate assets and other assets held for sale, net	20,816	—
Total assets	$3,633,376	$5,273,017
LIABILITIES AND EQUITY
Debt, net	$1,485,402	$2,532,377
Restricted reserves	627	8,644
Interest rate swap liability	—	25,108
Distributions payable	12,402	12,396
Due to affiliates	1,458	2,418
Intangible liabilities, net	20,658	30,626
Lease liability	46,519	50,896
Accrued expenses and other liabilities	80,175	109,121
Total liabilities	1,647,241	2,771,586
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	125,000	125,000
Noncontrolling interests subject to redemption; 556,099 and 556,099 units as of December 31, 2022 and December 31, 2021, respectively	3,812	4,768
Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 35,999,898 and 36,070,902 shares outstanding in the aggregate as of December 31, 2022 and December 31, 2021, respectively(1)	36	36
Additional paid-in-capital	2,948,600	2,952,261
Cumulative distributions	(1,036,678)	(922,562)
Accumulated earnings	(269,926)	141,983
Accumulated other comprehensive income (loss)	40,636	(18,708)
Total shareholders’ equity	1,682,668	2,153,010
Noncontrolling interests	174,655	218,653
Total equity	1,857,323	2,371,663
Total liabilities and equity	$3,633,376	$5,273,017
(1) See Note 9, Equity, for the number of shares outstanding of each class of common shares as of December 31, 2022.
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Rental income	$416,485	$459,872	$397,452
Expenses:
Property operating expense	52,451	61,259	57,461
Property tax expense	37,317	41,248	37,590
Property management fees to non-affiliates	3,496	4,066	3,656
General and administrative expenses	39,893	40,479	38,633
Corporate operating expenses to affiliates	1,349	2,520	2,500
Impairment provision, real estate	127,577	4,242	23,472
Depreciation and amortization	190,745	209,638	161,056
Total expenses	452,828	363,452	324,368
Income before other income (expenses)	(36,343)	96,420	73,084
Other income (expenses):
Interest expense	(84,816)	(85,087)	(79,646)
Debt breakage costs	(13,249)	—	—
Other income, net	(45)	1,521	3,228
Net loss from investment in unconsolidated entities	(9,993)	8	(6,523)
(Loss) gain from disposition of assets	(139,280)	(326)	4,083
Impairment provision, goodwill	(135,270)	—	—
Transaction expenses	(22,386)	(966)	—
Net (loss) income	(441,382)	11,570	(5,774)
Distributions to redeemable preferred shareholders	(10,063)	(9,698)	(8,708)
Net (income) loss attributable to noncontrolling interests	39,714	(66)	1,732
Net income (loss) attributable to controlling interest	(411,731)	1,806	(12,750)
Distributions to redeemable noncontrolling interests attributable to common shareholders	(178)	(177)	(208)
Net (loss) income attributable to common shareholders	$(411,909)	$1,629	$(12,958)
Net (loss) income attributable to common shareholders per share, basic and diluted	$(11.41)	$0.04	$(0.52)
Weighted average number of common shares outstanding - basic and diluted	36,057,825	34,361,208	25,560,283
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(441,382)	$11,570	$(5,774)
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	1,880	—	—
Change in fair value of swap agreements	63,182	32,449	(29,704)
Total comprehensive income	(376,320)	44,019	(35,478)
Distributions to redeemable preferred shareholders	(10,063)	(9,698)	(8,708)
Distributions to redeemable noncontrolling interests attributable to common shareholders	(178)	(177)	(208)
Comprehensive loss (income) attributable to noncontrolling interests	33,996	(3,222)	5,310
Comprehensive (loss) income attributable to common shareholders	$(352,565)	$30,922	$(39,084)
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2019	25,317,080	$25	$2,060,807	$(715,792)	$153,312	$(21,875)	$1,476,477	$245,040	$1,721,517
Gross proceeds from issuance of common shares	48,148	—	4,141	—	—	—	4,141	—	4,141
Deferred equity compensation	48,523	—	4,106	—	—	—	4,106	—	4,106
Shares acquired to satisfy employee tax withholding requirements on vesting restricted shares	(8,761)	—	(751)	—	—	—	(751)	—	(751)
Cash distributions to common shareholders	—	—	—	(69,532)	—	—	(69,532)	—	(69,532)
Issuance of shares for distribution reinvestment plan	299,285	1	24,496	(22,820)	—	—	1,677	—	1,677
Repurchase of common shares	(204,654)	(1)	(16,517)	—	—	—	(16,518)	—	(16,518)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	224	224
Repurchase of noncontrolling interest	—	—	—	—	—	—	—	(1,137)	(1,137)
Reclass of common shares subject to redemption	—	—	18,528	—	—	—	18,528	—	18,528
Issuance of share dividend for noncontrolling interest	—	—	—	—	—	—	—	1,068	1,068
Issuance of share dividends	91,566	1	7,688	(5,748)	—	—	1,941	—	1,941
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(13,306)	(13,306)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(29)	(29)
Offering costs	—	—	737	—	—	—	737	—	737
Net loss	—	—	—	—	(12,958)	—	(12,958)	(1,732)	(14,690)
Other comprehensive loss	—	—	—	—	—	(26,126)	(26,126)	(3,578)	(29,704)
Balance December 31, 2020	25,591,187	$26	$2,103,235	$(813,892)	$140,354	$(48,001)	$1,381,722	$226,550	$1,608,272
See accompanying notes.
PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2020	25,591,187	$26	$2,103,235	$(813,892)	$140,354	$(48,001)	$1,381,722	$226,550	$1,608,272
Deferred equity compensation	96,528	—	8,889	—	—	—	8,889	—	8,889
Shares acquired to satisfy employee tax withholding requirements on vesting restricted shares	(35,200)	—	(2,875)	—	—	—	(2,875)	—	(2,875)
Cash distributions to common shareholders	—	—	—	(88,262)	—	—	(88,262)	—	(88,262)
Issuance of shares for distribution reinvestment plan	282,361	—	22,885	(20,408)	—	—	2,477	—	2,477
Repurchase of common shares	(248,159)	—	(20,172)	—	—	—	(20,172)	—	(20,172)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(159)	(159)
Reclass of common shares subject to redemption	—	—	2,037	—	—	—	2,037	—	2,037
Issuance of shares related to the CCIT II Merger	10,384,185	10	838,305	—	—	—	838,315	—	838,315
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,942)	(10,942)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(18)	(18)
Offering costs	—	—	(43)	—	—	—	(43)	—	(43)
Net income	—	—	—	—	1,629	—	1,629	66	1,695
Other comprehensive income	—	—	—	—	—	29,293	29,293	3,156	32,449
Balance December 31, 2021	36,070,902	$36	$2,952,261	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
See accompanying notes.
PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2021	36,070,902	$36	$2,952,261	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	125,176	—	9,573	—	—	—	9,573	—	9,573
Shares acquired to satisfy employee tax withholding requirements on vesting restricted shares	(46,448)	—	(3,189)	—	—	—	(3,189)	—	(3,189)
Cash distributions to common shareholders	—	—	—	(114,116)	—	—	(114,116)	—	(114,116)
Reversal of shares for distribution reinvestment plan	(2)	—	—	—	—	—	—	—	—
Repurchase of common shares	(149,730)	—	(9,999)	—	—	—	(9,999)	—	(9,999)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	957	957
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,942)	(10,942)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(17)	(17)
Offering costs	—	—	(46)	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(411,909)	—	(411,909)	(39,714)	(451,623)
Other comprehensive income	—	—	—	—	—	59,344	59,344	5,718	65,062
Balance December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating Activities:
Net (loss) income	$(441,382)	$11,570	$(5,774)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	113,191	125,388	93,980
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	79,049	85,502	67,076
Amortization of below market leases, net	(2,205)	(1,323)	(2,292)
Amortization of deferred financing costs and debt premium	5,724	3,593	2,607
Amortization of swap interest	126	126	126
Deferred rent	(13,350)	(8,718)	(25,687)
Deferred rent, ground lease	—	—	2,065
Write-off reserves	—	(1,166)	—
(Gain)/loss from sale of depreciable operating property	139,280	326	(4,083)
Gain on fair value of earn-out	—	(65)	(2,657)
Loss (income) from investment in unconsolidated entities	10,979	(8)	2,071
Investment in unconsolidated entities valuation adjustment	—	—	4,453
Loss from investments	194	125	31
Impairment provision - real estate assets	127,577	4,242	23,472
Impairment provision - goodwill	135,270	—	—
Share-based compensation	9,574	7,469	4,107
Change in operating assets and liabilities:
Deferred leasing costs and other assets	1,002	(13,938)	4,383
Restricted reserves	—	(490)	27
Accrued expenses and other liabilities	(11,664)	(8,003)	4,203
Due to affiliates, net	(689)	349	(3,570)
Net cash provided by operating activities	152,676	204,979	164,538
Investing Activities:
Cash acquired in connection with the CCIT II Merger, net of acquisition costs	—	(36,746)	—
Acquisition of properties, net	—	—	(16,584)
Proceeds from disposition of properties	1,120,803	22,408	51,692
Restricted reserves	(266)	1,078	(1,530)
Real estate acquisition deposits	—	—	1,047
Payments for construction in progress	(17,494)	(49,260)	(58,938)
Investment in unconsolidated joint venture	—	—	(8,160)
Distributions of capital from investment in unconsolidated entities	—	42	8,531
Sale of investment in unconsolidated entities	31,000	—	—
Purchase of investment in unconsolidated entities	(34,558)	—	—
Purchase of investments	(1,142)	(332)	(1,029)
Net cash provided by (used in) investing activities	1,098,343	(62,810)	(24,971)
See accompanying notes.

	Year Ended December 31,
	2022	2021	2020
Financing Activities:
Proceeds from borrowings - Revolver/KeyBank Loans	—	—	215,000
Proceeds from borrowings - Term Loan	—	400,000	—
Principal payoff of indebtedness - CCIT II Credit Facility	—	(415,500)	—
Principal payoff of secured indebtedness - Revolver Loan	—	—	(53,000)
Principal payoff of secured indebtedness - Mortgage Debt	(469,777)	(1,292)	—
Principal pay down of indebtedness - Revolving Credit Facility	(373,500)	—	—
Principal payoff of indebtedness - Term Loan	(200,000)	—
Principal amortization payments on secured indebtedness	(8,736)	(9,786)	(7,362)
Deferred financing costs	(2,724)	(567)	(4,725)
Offering costs	(43)	(47)	(594)
Repurchase of common shares	(5,617)	(25,517)	(107,821)
Repurchase of noncontrolling interest	—	—	(1,137)
Issuance of common shares, net of discounts and underwriting costs	—	—	4,698
Repurchase of common shares to satisfy employee tax withholding requirements	(3,189)	(2,874)	(751)
Dividends paid on preferred units subject to redemption	(10,063)	(9,542)	(8,396)
Distributions to noncontrolling interests	(11,136)	(11,134)	(13,290)
Distributions to common shareholders	(114,110)	(82,976)	(72,143)
Financing lease payment	(320)	(100)	—
Net cash used in financing activities	(1,199,215)	(159,335)	(49,521)
Net increase (decrease) in cash, cash equivalents and restricted cash	51,804	(17,166)	90,046
Cash, cash equivalents and restricted cash at the beginning of the period	186,140	203,306	113,260
Cash, cash equivalents and restricted cash at the end of the period	$237,944	$186,140	$203,306

Supplemental disclosure of cash flow information:
Cash paid for interest	$75,122	$80,958	$80,155
Supplemental disclosures of non-cash investing and financing transactions:
Distributions payable to common shareholders	$9,678	$9,672	$6,864
Distributions payable to noncontrolling interests	$946	$946	$943
Common shares issued pursuant to the distribution reinvestment plan	$—	$22,886	$24,497
Common share redemptions funded subsequent to period-end	$4,383	$—	$5,345
Issuance of share dividends	$—	$—	$5,747
Mortgage debt assumed in conjunction with the acquisition of real estate assets plus a premium	$—	$—	$18,884
Accrued for construction in progress	$35	$1,114	$472
Accrued tenant obligations	$620	$10,123	$30,011
Change in fair value swap agreement	$63,182	$32,449	$(29,704)
Decrease in shareholder servicing fee payable	$(92)	$—	$(1,388)
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,358	$—	$—
Net assets acquired in CCIT II Merger in exchange for common shares	$—	$838,315	$—
Capitalized transaction costs paid in prior period	$—	$2,170	$—
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (formerly known as Griffin Realty Trust, Griffin Realty Trust, Inc. and Griffin Capital Essential Asset REIT, Inc.) (“PKST” or the “Company”) is an internally managed, publicly registered real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties. The Company’s fiscal year-end is December 31.

On December 14, 2018, the Company, Griffin Capital Essential Asset Operating Partnership II, L.P. (the “GCEAR II Operating Partnership”), the Company’s wholly-owned subsidiary Globe Merger Sub, LLC (“EA Merger Sub”), the entity formerly known as Griffin Capital Essential Asset REIT, Inc. (“our Predecessor”), and PKST OP, L.P. (formerly known as GRT OP, L.P. and Griffin Capital Essential Asset Operating Partnership, L.P.) (the “Operating Partnership”) entered into an Agreement and Plan of Merger (the “EA Merger Agreement”). On April 30, 2019, pursuant to the EA Merger Agreement, (i) our Predecessor merged with and into EA Merger Sub, with EA Merger Sub surviving as the Company’s direct, wholly-owned subsidiary (the “EA Company Merger”) and (ii) the GCEAR II Operating Partnership merged with and into the Operating Partnership (the “EA Partnership Merger” and, together with the EA Company Merger, the “Predecessor Mergers”), with the Operating Partnership surviving the EA Partnership Merger. In addition, on April 30, 2019, following the Predecessor Mergers, EA Merger Sub merged into the Company.
On March 1, 2021, the Company completed its acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) for approximately $1.3 billion, including transaction costs, in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common shares and each issued and outstanding share of CCIT II Class T common shares were converted into the right to receive 0.155 Class E common shares.
On July 1, 2021, the Company changed its name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and the Operating Partnership changed its name from Griffin Capital Essential Asset Operating Partnership, L.P. to GRT OP, L.P.
On November 10, 2022, the Company completed an internal restructuring pursuant to which the Operating Partnership became wholly owned by an operating company, GRT OP LLC (the “Operating Company”). On February 23, 2023, the Company completed an additional restructuring to restore the Company’s operating structure to its condition prior to the internal restructuring. The Operating Partnership owns, directly and indirectly, all of the properties that the Company has acquired. As of December 31, 2022, (i) the Company indirectly owned approximately 91.0% of the outstanding limited liability company units of the Operating Company ("OP Units"), (ii) the former sponsor and certain of its affiliates owned approximately 7.8% of the OP Units, including approximately 2.4 million OP Units owned by the Company’s current Executive Chairman and Chairman of the Company's Board of Trustees (the "Board"), Kevin A. Shields, a result of the contribution of five properties to the Company and the internalization of management of GRT in December 2018 (the "Self-Administration Transaction"), and (iii) the remaining approximately 1.2% of the OP Units are owned by unaffiliated third parties. The Operating Partnership may conduct certain activities through one or more of the Company’s taxable REIT subsidiaries, which are wholly-owned subsidiaries of the Operating Partnership.
As of December 31, 2022, the Company had issued 31,904,106 common shares (approximately $2.8 billion) of common shares since November 9, 2009 in various private offerings, public offerings, distribution reinvestment plan ("DRP") offerings and mergers (includes our Predecessor’s offerings and our Predecessor’s merger with Signature Office REIT, Inc. and the CCIT II Merger). There were 35,999,898 common shares outstanding as of December 31, 2022, including shares issued pursuant to the DRP, less shares redeemed pursuant to the share redemption program ("SRP") and a self-tender offer. As of December 31, 2022 and 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP.
On March 10, 2023, the Company completed a one-for-nine reverse share split with respect to each class of its common shares, converting every nine shares of the Company’s issued and outstanding common shares of each class into one share of such class, with no changes to the $0.001 par value per share. The reverse share split did not affect the number of the Company’s authorized common shares. The Company has retrospectively adjusted, for all periods presented, all share and per share amounts to reflect the impact of the reverse share split. Also on March 10, 2023, the Company changed its name from Griffin Realty Trust to Peakstone Realty Trust and the Operating Partnership changed its name from GRT OP, L.P. to PKST OP, L.P.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2022, 2021, and 2020.
The consolidated financial statements of the Company include all accounts of the Company and its subsidiaries, including the Operating Partnership. Intercompany transactions are not shown on the consolidated statements. However, each property owning entity is a wholly-owned subsidiary which is a special purpose entity ("SPE"), whose assets and credit are not available to satisfy the debts or obligations of any other entity, except to the extent required with respect to any co-borrower or guarantor under the same credit facility.
Principles of Consolidation
The Company's financial statements, and the financial statements of the Operating Partnership, including its wholly-owned subsidiaries, are consolidated in the accompanying consolidated financial statements. The portion of these entities not wholly-owned by the Company is presented as noncontrolling interests. All significant intercompany accounts and transactions have been eliminated in consolidation.
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
The Company has determined that the Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participation rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because the Company has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2022 and 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There were no cash equivalents, nor were there restrictions on the use of the Company’s cash balance as of December 31, 2022 and 2021.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2022.
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
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations ("ASC 805-10"), to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as an asset acquisition (or when applicable, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Impairment of Real Estate and Related Intangible Assets
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, the Company assesses the carrying values of our respective long-lived assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Recoverability of real estate assets is measured by comparison of the carrying amount of the asset to the estimated future undiscounted cash flows. To review real estate assets for recoverability, the Company considers current market conditions as well as the Company's intent with respect to holding or disposing of the asset. The intent with regard to the underlying assets might change as market conditions and other factors change. Fair value is determined through various valuation techniques, including discounted cash flow models, applying a capitalization rate to estimated net operating income of a property, and quoted market values and third party appraisals, where considered necessary. The use of projected future cash flows is based on assumptions that are consistent with estimates of future expectations and the strategic plan used to manage the Company's underlying business. If the Company’s analysis indicates that the carrying value of the real estate asset is not recoverable on an undiscounted cash flow basis, the Company will recognize an impairment charge for the amount by which the carrying value exceeds the current estimated fair value of the real estate property.
Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount and capitalization rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes (excluding taxes paid by a lessee directly to a third party on behalf of the lessor) and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, "Recoverable Expenses"), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro-rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of the Recoverable Expenses incurred by the Company for the same period. The difference, if any, is either charged or credited to the tenant pursuant to the provisions of the lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant, such as a cap on certain or all property operating expenses.
In a situation in which a lease associated with a significant tenant has been, or is expected to be, terminated early, or extended, the Company evaluates the remaining useful life of amortizable assets in the asset group related to the lease that will be terminated (i.e. above- and below-market lease intangibles, in-place lease value and deferred leasing costs). Based upon consideration of the facts and circumstances surrounding the termination or extension, the Company may write-off or accelerate the amortization associated with the asset group. Such amounts are included within rental and other income for above- and below-market lease intangibles and amortization for the remaining lease related asset groups in the consolidated statements of operations.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code ("Code"). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service ("IRS") grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to shareholders. As of December 31, 2022, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. The Company recorded goodwill as a result of the transaction that resulted in the internalization of GRT management in December 2018 (“Self-Administration Transaction”).
The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis for each reporting unit, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. On October 1st of each period, the Company performs a qualitative analysis to determine whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting units in step one of the impairment test. If a quantitative assessment is deemed necessary, and to the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, the Company recognizes an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
Due to the Company’s operating segment realignment in the fourth quarter of 2022, the composition of its reporting units for the evaluation of goodwill impairment was changed and resulted in a quantitative assessment of goodwill impairment. Prior to the change, the Company tested the goodwill for impairment at the previous single reporting unit, which did not result in any impairment charge. Goodwill is now allocated across all three of the Company’s Office, Industrial, and Other reporting units on a relative fair value basis, which is determined as the fair value of assets less liabilities for each reporting unit. Given this method, the fair value of real estate assets and mortgage loans included within each reporting unit were the significant components in determining relative fair value. The Company estimated the fair value of real estate assets using a discounted cash flow model, including forecasted future cash flows based on significant assumptions such as market rent, and the determination of appropriate discount and terminal capitalization rates. The Company estimated the fair value of the mortgage loans in each reporting unit by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the amounts within the consolidated financial statements for the remaining assets and liabilities approximated fair value. For any corporate related amounts that were not specifically identifiable to any reporting unit, the Company allocated those amounts on a relative fair value basis using the specifically identified assets and liabilities.
As a result of the quantitative assessment as of December 31, 2022, the Company concluded that it was more likely than not that the fair value of the Office reporting unit was less than the carrying amount, especially given the general decline in overall demand for office assets. Thus, the Company recorded a $135.3 million goodwill impairment, which represents the entire amount of goodwill allocated to the Office segment.
See Note 8, Fair Value Measurements, for details regarding the inputs used in determining the impairment of goodwill. See Note 14, Segment Reporting, for allocation of goodwill for each of the Company’s segments.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding, including common shares equivalents. Unvested RSUs that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested restricted shares using the treasury stock method was excluded from our calculation of weighted average common shares outstanding – diluted, as the inclusion would have been anti-dilutive for the years ended December 31, 2022, 2021 and 2020. Total excluded shares were 212,152, 150,037, and 50,371 for the years ended December 31, 2022, 2021, and 2020, respectively.
Segment Information
In the fourth quarter of 2022, the Company evolved the management strategy of its real estate portfolio to focus on three different property types in order to maximize the value of the assets within each group. As a result, the Company changed to three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment includes newer, high-quality, and business-essential office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. This segment includes properties that are either non-stabilized, leased to tenants with shorter lease terms or are being evaluated for repositioning, re-leasing or potential sale. The Company recast its segment results for all prior periods presented to show the three reportable segments. See Note 14, Segment Reporting, for details regarding each of the Company’s segments.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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

3.    Real Estate
As of December 31, 2022, the Company’s real estate portfolio consisted of 81 properties in 24 states consisting substantially of office, industrial, and manufacturing facilities with a combined acquisition value of approximately $3.4 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the years ended December 31, 2022, 2021, and 2020 was $113.2 million, $125.4 million, and $94.0 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2022, 2021, and 2020 was $77.6 million, $84.2 million, and $67.1 million respectively.
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
In-place lease valuation (above market)	$28,619	$49,578
In-place lease valuation (above market) - accumulated amortization	(19,799)	(35,049)
In-place lease valuation (above market), net	8,820	14,529

Ground leasehold interest (below market)	—	2,254
Ground leasehold interest (below market) - accumulated amortization	—	(219)
Ground leasehold interest (below market), net	—	2,035

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(6,987)	(5,492)
Intangibles - other, net	25,041	26,536
Intangible assets, net	$33,861	$43,100

In-place lease valuation (below market)	$(48,686)	$(77,859)
Land leasehold interest (above market)	(3,072)	(3,072)
In-place lease valuation & land leasehold interest - accumulated amortization	31,358	50,634
Intangibles - other (above market)	(258)	(329)
Intangible liabilities, net	$(20,658)	$(30,626)

Tenant origination and absorption cost	$535,889	$876,324
Tenant origination and absorption cost - accumulated amortization	(282,383)	(473,893)
Tenant origination and absorption cost, net	$253,506	$402,431
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 7.1 years and 6.25 years as of December 31, 2022 and 2021, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Amortization (income) expense for the year ended December 31,
	2022	2021	2020
Above and below market leases, net	$(2,205)	$(1,323)	$(2,292)
Tenant origination and absorption cost	$73,172	$78,389	$62,459
Ground leasehold amortization (below market)	$(372)	$(349)	$(291)
Other leasing costs amortization	$4,754	$6,209	$4,908
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold interest, and other leasing costs as of December 31, 2022 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
2023	$(1,166)	$42,114	$(317)	$2,539
2024	$(1,304)	$37,380	$(318)	$2,812
2025	$(1,195)	$31,883	$(317)	$3,013
2026	$(1,090)	$30,227	$(317)	$2,966
2027	$(892)	$26,156	$(317)	$3,124
Assets Held for Sale
As of December 31, 2022, the 16752 Armstrong Avenue property located in Irvine, California met the criteria for classification as held for sale. Subsequent to December 31, 2022, this property was sold. See Note 15, Subsequent Events, for further details.
The following summary presents the major components of assets related to the real estate held for sale as of December 31, 2022:

As of December 31, 2022
Land	$3,672
Building and improvements	17,878
Tenant origination and absorption cost	5,352
Total real estate	26,902
Less: accumulated depreciation	(7,494)
Total real estate, net	19,408
Intangible assets, net	125
Deferred rent	1,265
Other assets, net	18
Total assets held for sale	$20,816
Sale of Properties
On August 26, 2022, the Company sold a 41-property office portfolio (the “Office Portfolio”) located across the continental United States. The sale price for the Office Portfolio was $1.1 billion, less closing costs and other closing credits. Upon the sale of the Office Portfolio, the Company recognized a loss of approximately $105.9 million and entered into the Office Joint Venture. See Note 4, Investment in Unconsolidated Entities, for details.
On September 23, 2022, the Company sold one property located in Phoenix, Arizona. The sale price for the property was $93.0 million, less closing costs and other closing credits. The Company recognized a gain of approximately $10.4 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
On December 22, 2022, the Company sold one property located in Birmingham, Alabama. The sale price for the property was $33.3 million, less closing costs and other credits. The Company recognized a loss for approximately $0.8 million.
On December 27, 2022, the Company sold a five-property portfolio for approximately $170.4 million, less closing costs and other credits. The Company recognized a loss of approximately $43.0 million and purchased an additional interest in the Office Joint Venture. See Note 4, Investment in Unconsolidated Entities, for details.
Real Estate Impairments
During the year ended December 31, 2022, in connection with the preparation and review of the financial statements, the Company recorded an impairment provision of approximately $127.6 million as it was determined that the carrying value of the real estate would not be recoverable on eleven properties located in the Northeast, Midwest, Southwest, Southern, and West regions of the United States. This impairment resulted from changes in anticipated hold period and selling price. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details. Additionally, the impairment related to properties included within our Office and Other segments, of which the amounts recognized were $112.4 million and $15.2 million, respectively.
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

	Balance as of December 31,
	2022	2021
Cash reserves	$4,262	$15,234
Restricted lockbox	502	2,288
Total	$4,764	$17,522

4.    Investments in Unconsolidated Entities
Office Joint Venture
The Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), owns indirectly an approximate 49% interest in the Office Portfolio, equal to approximately $178.6 million, through a joint venture (the “Office Joint Venture”). The Office Joint Venture is managed by RVMC Capital LLC, an affiliate of Workspace Property Trust (the “Managing Member”).
The Managing Member of the Office Joint Venture has general authority to manage the operations of the Office Joint Venture. The Managing Member also has day-to-day management authority over the Office Joint Venture, subject to certain major decision rights held by another minority interest holder. The Managing Member may be removed from its management positions upon the occurrence of specified events.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
(subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid $6.7 million for the interest rate caps.
The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for a companion sale of a majority interest in a five property portfolio, comprised of a $142.1 million mortgage loan, having an initial maturity date of January 6, 2024 (subject to two, one-year extension options), and an interest rate during the initial term of Term SOFR (1-month) with a 4% interest rate cap on SOFR + 4.25% (subject to a 0.25% increase during each extension term). The Company has not guaranteed any debt obligations and has not otherwise committed to providing financial support in respect of the debt. In addition, the Company does not anticipate receiving any near-term cash flow distributions. Considering the Company’s limited economic exposure to the Office Joint Venture, the Company excludes interests in the assets in the Office Joint Venture from operating data.
In connection with the Office JV Loans, the Operating Partnership and GRT VAO Sub entered into a certain Put Agreement with JPMorgan Chase Bank, National Association (“JPM”), pursuant to which JPM had the right to put to Operating Partnership and GRT VAO Sub a portion of its interest in the Mezzanine Loan in the principal face amount of $39.3 million (the “Mezzanine Interest”). On September 29, 2022, JPM sold to GRT VAO Sub the Mezzanine Interest for approximately $34.4 million, which was initially included in the line item “Investments in unconsolidated entities” in the consolidated balance sheets.
On December 23, 2022, we sold the Mezzanine Interest for $31.0 million. We recorded an estimated loss of approximately $3.6 million, which includes accrued interest and is presented in the "Net loss from investment in unconsolidated entities” in the consolidated statement of operations.
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
The table below summarizes the Company’s investment in the unconsolidated Office Joint Venture, which is included in the Company’s Office segment:

Office Joint Venture
Investment in Office Joint Venture
Balance at December 31, 2021	$—
Contributions	218,746
Net loss (1)	(10,979)
Sale of Mezzanine Loan Interest	(31,000)
Other Comprehensive Income	1,880
Balance at December 31, 2022	$178,647
(1)     The net loss includes $3.6 million of loss on the sale of the Mezzanine Loan.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture (1):

December 31, 2022
Assets
Real estate properties, net	$981,354
Other assets	240,447
Total assets	$1,221,801

Liabilities
Mortgages payable, net	$856,765
Other liabilities	52,018
Total Liabilities	$908,783
(1)Amounts are as of September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture (1):

December 31, 2022
Total revenues	$16,500
Total expenses	(31,648)
Net Income	$(15,148)
(1)Amounts represent the period of the Company’s ownership from August 26, 2022 to September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
5.      Debt
As of December 31, 2022 and 2021, the Company’s debt consisted of the following:

	December 31,		Contractual Interest Rate (1)		Loan Maturity (4)	Effective Interest Rate (2)
	2022	2021
HealthSpring Mortgage Loan	$19,107	$19,669	4.18%		April 2023	4.64%
Midland Mortgage Loan	—	95,792	—%	(5)	—	—%
Samsonite Loan	17,998	19,114	6.08%		September 2023	4.99%
Highway 94 Loan	12,740	13,732	3.75%		August 2024	4.97%
Pepsi Bottling Ventures Loan	17,836	18,218	3.69%		October 2024	3.93%
AIG Loan II	122,328	124,606	4.15%		November 2025	4.98%
BOA Loan	—	375,000	—%	(6)	—	—%
BOA/KeyBank Loan	250,000	250,000	4.32%		May 2028	4.14%
AIG Loan	99,794	101,884	4.96%		February 2029	5.11%
Total Mortgage Debt	539,803	1,018,015
Revolving Credit Facility (3)	—	373,500	SOF Rate + 1.45%	(7)	June 2024	5.85%
2023 Term Loan	—	200,000	—%	(8)	—	—%
2024 Term Loan	400,000	400,000	SOF Rate + 1.40%		April 2024	5.88%
2025 Term Loan	400,000	400,000	SOF Rate + 1.40%		December 2025	5.97%
2026 Term Loan	150,000	150,000	SOF Rate + 1.40%		April 2026	5.89%
Total Debt	1,489,803	2,541,515
Unamortized Deferred Financing Costs and Discounts, net	(4,401)	(9,138)
Total Debt, net	$1,485,402	$2,532,377
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million the weighted average interest rate as of December 31, 2022 was 4.13% for both the Company’s fixed-rate and variable-rate debt combined and 4.02% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of December 31, 2022 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)The SOF rate as of December 31, 2022 (effective date) was 4.30%, which excludes a 0.1% per annum index adjustment as required per Fifth Amendment to the Second Amended and Restated Credit Agreement. The Revolving Credit Facility had an initial term of approximately three years, and was initially scheduled to mature on June 28, 2022. Through the Fifth Amendment to the Restated Credit Agreement, the Company elected to extend the maturity until September 30, 2023 and the Company has a series of three three-month extension options (December 30, 2023, March 30, 2024, and June 30, 2024). See discussion below.
(4)Reflects the loan maturity as of December 31, 2022.
(5)Midland Mortgage Loan was repaid in August 2022 and had a contractual interest rate of 3.94%.
(6)BOA Loan was repaid in August 2022 and had a contractual interest rate of 3.77%.
(7)Revolving Credit Facility was paid down in August 2022 and has a contractual interest rate of SOFR + 1.45%.
(8)2023 Term Loan was paid down in September 2022 and had a contractual interest rate of LIBOR + 1.40%.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of September April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), and the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”, and together with the First Amendment, the Second

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the Operating Partnership, as the borrower, have been initially provided with a $1.7 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in September 2023 with (subject to the satisfaction of certain customary conditions) and a series of three-month extension options, a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the $400M 5-Year Term Loan), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 7-Year Term Loan”) (collectively, the “KeyBank Loans”). The $200M 5-Year Term Loan was paid-off as noted below. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $600 million in the aggregate. As of December 31, 2022, the remaining capacity under the Revolving Credit Facility was $202.9 million.
The Second Amended and Restated Credit Agreement provides that the Operating Partnership must maintain a pool of unencumbered real properties (each a "Pool Property" and collectively the "Pool Properties") that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
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
Guarantors of the KeyBank Loans include the Company, each special purpose entity that owns a Pool Property, and each of the Operating Partnership's other subsidiaries which owns a direct or indirect equity interest in a SPE that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the Operating Partnership to comply with the following at all times, which will be tested on a quarterly basis:
•a maximum consolidated leverage ratio of 60%, or, the ratio may increase to 65% for up to four consecutive quarters after a material acquisition;
•a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at closing of the Revolving Credit Facility, or approximately $2.0 billion, plus 75% of net future equity issuances (including OP Units), minus 75% of the amount of any payments used to redeem the Company's shares or OP Units, minus any amounts paid for the redemption or retirement of or any accrued return on the preferred equity issued under the preferred equity investment made in our Predecessor in August 2018 by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H), and minus 75% of the tangible net worth of certain distributions and/or dividends (defined as “Restricted Payments”) that are otherwise permitted by the Second Amended and Restated Credit Agreement;

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
•upon consummation, if ever, of an initial public offering, a minimum consolidated tangible net worth of 75% of the Company's consolidated tangible net worth at the time of such initial public offering plus 75% of net future equity issuances (including OP Units) should the Company publicly list its shares;
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
Furthermore, the activities of the Operating Partnership, the Company, and the Company's subsidiaries must be focused principally on the ownership, development, operation and management of office, industrial, manufacturing, warehouse, distribution or educational properties (or mixed uses thereof) and businesses reasonably related or ancillary thereto.
Third Amendment to Second Amended and Restated Credit Agreement
On July 14, 2021, the Company, through the Operating Partnership, entered into the Third Amendment. The Third Amendment amended the Second Amended and Restated Credit Agreement to decrease the applicable interest rate margin for the $150M 7-Year Term Loan. After giving effect to the Third Amendment, the $150M 7-Year Term Loan accrues interest, at the Operating Partnership’s election, at a per annum rate equal to either (i) the LIBOR plus an applicable margin ranging from 1.25% to 2.15% or (ii) a base rate plus an applicable margin ranging from 0.25% to 1.15%, in each case such applicable margin to be based on the Company's consolidated leverage ratio. Prior to the Third Amendment, the applicable margin for LIBOR based loans was 1.65% to 2.50% and for base rate loans was 0.65% to 1.50%, in each case based on the Company's consolidated leverage ratio. All other terms of the Second Amended and Restated Credit Agreement were unchanged. No new term loan borrowings were incurred under the Third Amendment. The applicable rate for the $150M 7-Year Term Loan decreased 35 basis points from 1.75% to 1.40%.
Fourth Amendment to the Second Amended and Restated Credit Agreement
Pursuant to the Fourth Amendment, the Company amended the Company’s maturity extension option on the Revolving Credit Facility from a one-year extension option (to June 2023) to a series of three-month extension options (to September 28, 2022, December 28, 2022, March 28, 2023, and June 28, 2023, respectively). The exercise of each extension option requires the payment of a fee of 0.05% on the extended revolving loan commitments and is subject to certain other customary conditions. On May 24, 2022, the Company exercised the first three-month extension option on the Revolving Credit Facility, which extends the maturity date from June 28, 2022 to September 28, 2022.
Upon the sale of the Office Portfolio and property in Phoenix, Arizona, the Company repaid approximately $373.5 million of the Revolving Credit Facility and paid off approximately $200.0 million of the 2023 Term Loan. See Note 3, Real Estate, for details of the sale of the Office Portfolio.
Fifth Amendment to the Second Amended and Restated Credit Agreement
Pursuant to the Fifth Amendment, the Company extended the maturity date on the Revolving Credit Facility from September 28, 2022 to September 30, 2023 and amended the maturity date extension options to a series of three three-month extensions (to December 30, 2023, March 30, 2024 and June 30, 2024, respectively). In addition, the contract interest rate was amended from LIBOR to Secured Overnight Financing Rate (“SOFR”) plus 0.10% per annum (collectively, the “Adjusted SOFR”). See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for details on the impact of the Company’s hedge accounting.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Based on the terms as of December 31, 2022, the interest rate for the credit facility varies based on the consolidated leverage ratio of the Operating Partnership, us, and our subsidiaries and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If the Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of each of the $400M 5-Year Term Loan, the $400M 5-Year Term Loan 2025, and the $150M 7-Year Term Loan, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75%. As of December 31, 2022, the remaining undrawn capacity under the Revolving Credit Facility was $202.9 million.
Sixth Amendment to the Second Amended and Restated Credit Agreement
Pursuant to the Sixth Amendment, the Company amended the Second Amended and Restated Credit Agreement by, among other things, amending the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) such that the calculation thereof takes into account certain distributions and/or dividends (defined as “Restricted Payments”) that are otherwise permitted by Second Amended and Restated Credit Agreement.
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
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2022.
The following summarizes the future scheduled principal repayments of all loans as of December 31, 2022 per the loan terms discussed above:

As of December 31, 2022
2023	$43,101
2024	433,929
2025	519,901
2026	152,546
2027	2,675
Thereafter	337,651
Total principal	1,489,803
Unamortized debt premium/(discount)	240
Unamortized deferred loan costs	(4,641)
Total	$1,485,402

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
The following table sets forth a summary of the interest rate swaps at December 31, 2022 and 2021:

				Fair Value (1)		Current Notional Amounts
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2022	2021	2022	2021
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$12,391	$1,648	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	8,244	1,059	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	6,145	749	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,331	(7,342)	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,444	(5,909)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,441	(5,899)	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,408	(5,958)	100,000	100,000
Total				$41,404	$(21,652)	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2022, derivatives in a liability position are included in an asset or liability position are included in the line item "Other assets or Interest rate swap liability," respectively, in the consolidated balance sheets at fair value. The LIBO rate as of December 31, 2022 (effective date) was 4.12%.
The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2022	2021	2020
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$61,126	$(18,165)	$(38,319)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$(2,056)	$(14,284)	$8,165
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$84,816	$85,087	$79,646
During the twelve months subsequent to December 31, 2022, the Company estimates that an additional $21.5 million of its expense will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on any of its indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
As of December 31, 2022 and 2021, the fair value of interest rate swaps that were in a liability position, which excludes any adjustment for nonperformance risk related to these agreements, was approximately $0.0 million and $25.1 million, respectively. As of December 31, 2022 and December 31, 2021, the Company had not posted any collateral related to these agreements.

7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Interest payable	$13,654	$9,683
Prepaid tenant rent	12,399	26,477
Deferred compensation	8,913	10,119
Property operating expense payable	7,960	11,126
Real estate taxes payable	6,296	14,751
Redemptions payable	4,383	—
Accrued tenant improvements	620	10,123
Other liabilities	25,950	26,842
Total	$80,175	$109,121

8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) "significant other observable inputs," and (iii) "significant unobservable inputs." "Significant other observable inputs" can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. "Significant unobservable inputs" are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2022 and 2021.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2022 and 2021:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2022
Interest Rate Swap Asset	$41,404	$—	$41,404	$—
Mutual Funds Asset	$6,191	$6,191	$—	$—

December 31, 2021
Interest Rate Swap Asset	$3,456	$—	$3,456	$—
Interest Rate Swap Liability	$(25,108)	$—	$(25,108)	$—
Mutual Funds Asset	$5,543	$5,543	$—	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate Impairment
For the year ended December 31, 2022, in connection with the preparation and review of the Company’s financial statements, the Company determined that eleven of the Company's properties were impaired based on shortened expected hold periods and expected selling prices. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the year ended December 31, 2022:

Range of Inputs or Input
Unobservable Inputs	Midwest Properties	Southwest Properties
Market rent per square foot	$8.50 to $12.75	$18.00- $23.00
Terminal capitalization rate	9.50% to 11.25%	7.23% - 7.75%
Discount rate	10.25% to 14.00%	8.60% - 8.81%

	Range of Inputs or Input
Unobservable Inputs	Southern Property	Northeast Properties	Southwest Properties	West Properties
Expected selling price per square foot	$295.96	$187 - $234	$268	$65 - $80
Estimated hold period	Less than one year	Less than one year	Less than one year	Less than one year
Goodwill Impairment
As a result of the updated composition of reporting units to align with the new segments, the Company concluded that it was more likely than not that the fair value of the Office reporting unit was less than the carrying amount, especially given the general decline in overall demand for office assets. Thus, the Company recorded a $135.3 million goodwill impairment.
The Company estimated the fair value of real estate assets within the goodwill impairment calculation using a discounted cash flow model, including forecasted future cash flows based on significant assumptions such as market rent, and the determination of appropriate discount and terminal capitalization rates. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's goodwill as it relates to the assets within the Office reporting unit for the year ended December 31, 2022:

Range of Inputs or Input
Unobservable Inputs	Industrial	Office	Other
Market rent per square foot	$3.25- $27.00	$11.50 - $42.00	$4.00 - $27.50
Terminal capitalization rate	4.75% - 8.25%	5.75%- 9.50%	5.50% - 9.41%
Discount rate	5.75% - 9.00%	6.25%- 10.50%	6.50%- 9.50%
The Company also estimated the fair value of the mortgage loans within the goodwill impairment calculation as described in the Financial Instruments Disclosed at Fair Value section. The Company considered these inputs as Level 2 measurements within the fair value hierarchy. Refer to the table below for further details around the fair value of the mortgage loans. For the remaining assets and liabilities included within the goodwill calculation, the Company determined that amounts within the consolidated financial statements approximated fair value.
Financial Instruments Disclosed at Fair Value
Financial instruments as of December 31, 2022 and December 31, 2021 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2022 and 2021. The fair

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
value of the nine mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	December 31,
	2022		2021
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA Loan	$—	$—	$349,082	$375,000
BOA/KeyBank Loan	226,361	250,000	260,378	250,000
AIG Loan II	111,872	122,328	120,141	124,606
AIG Loan	89,526	99,794	99,697	101,884
Midland Mortgage Loan	—	—	95,720	95,792
Samsonite Loan	17,998	17,998	19,366	19,114
HealthSpring Mortgage Loan	19,107	19,107	19,639	19,669
Pepsi Bottling Ventures Loan	17,014	17,836	18,262	18,218
Highway 94 Loan	11,941	12,740	13,360	13,732
Total	$493,819	$539,803	$995,645	$1,018,015
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2022 and 2021. See Note 5, Debt, for details.

9.     Equity
Classes
Class T shares, Class S shares, Class D shares, Class I shares, Class A shares, Class AA shares, Class AAA and Class E shares vote together as a single class, and each share is entitled to one vote on each matter submitted to a vote at a meeting of the Company's shareholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common shares, only the holders of such affected class are entitled to vote.
The following table sets forth the classes of outstanding common shares as of December 31, 2022 and 2021:

	As of December 31,
	2022	2021
Class A	2,714,120	2,723,286
Class AA	5,272,834	5,288,013
Class AAA	102,993	102,993
Class D	4,668	4,668
Class E	27,630,545	27,676,520
Class I	212,414	212,416
Class S	200	200
Class T	62,124	62,807
Common Equity
As of December 31, 2022, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in the private offering, the public offerings, the DRP offerings and mergers (includes our Predecessor offerings and our Predecessor’s merger with Signature Office REIT, Inc., the Predecessor Mergers and the CCIT II Merger), as discussed in Note 1, Organization. As part of the $2.8 billion from the sale of shares, the Company issued approximately 4,863,623 common shares upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 19,442,394 Class E shares (in exchange for all outstanding shares of our Predecessor's common stock at the time of the Predecessor

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Mergers) in April 2019 upon the consummation of the Predecessor Mergers and 10,384,185 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of December 31, 2022, there were 35,999,898 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP and the self-tender offer, which occurred in May 2019.
Distribution Reinvestment Plan (DRP)
The Company has adopted the DRP, which allows shareholders to have dividends and other distributions otherwise distributable to them invested in additional common shares. No sales commissions or dealer manager fees will be paid on shares sold through the DRP, but the DRP shares will be charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP is equal to the net asset value ("NAV") per share applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment. The Company may amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to shareholders, which may be provided through the Company's filings with the SEC.
On July 17, 2020, the Company filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to the Company's DRP (the “DRP Offering”). The DRP Offering may be terminated at any time upon 10 days’ prior written notice to shareholders.
On October 1, 2021, the Board approved a suspension of the DRP, effective October 11, 2021.
The following table summarizes the DRP offerings, by share class, as of December 31, 2022:

Share Class	Amount	Shares
Class A	$9,687	116,908
Class AA	19,047	229,819
Class AAA	290	3,502
Class D	21	248
Class E	311,405	3,588,818
Class I	437	5,225
Class S	—	1
Class T	177	2,121
Total	$341,064	3,946,642
As of December 31, 2022 and 2021, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings, respectively.
Share Redemption Program (SRP)
Prior to its suspension in February 2023 in anticipation of the proposed listing of the Company’s common shares on the New York Stock Exchange (the “Listing”), the Company had adopted the SRP that enables shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis on August 5, 2022 (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) with the cap on quarterly redemptions tied to a dollar amount set by the Board and disclosed by the Company. Quarterly redemptions were capped at $5 million (or some other quarterly or annual amount determined by the Board and announced at least 10 business days before the applicable redemption date). In addition, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.
Under the SRP, when the SRP is not suspended, the Company will redeem shares as of the last business day of each quarter. The redemption price is equal to the most recently published NAV per share for the applicable class prior to quarter

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
end. Redemption requests must be received by 3:00 p.m. (Central time) one business day before on the last business day of the applicable quarter. Redemption requests exceeding the quarterly cap are filled on a pro rata basis, except that if pro rata redemption would result in a shareholder owning less than the minimum balance of $2,500 of the Company's common shares, then the Company would redeem all of such shareholder’s shares to the extent that there are funds available. All unsatisfied redemption requests were treated as a request for redemption at the redemption date unless withdrawn by the shareholder.
The following table summarizes share redemption (excluding the self-tender offer) activity during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Common shares redeemed	149,730	248,053
Weighted average price per share	$66.79	$81.29
During the year ended December 31, 2022, the Company received redemption requests of common shares for approximately $15.9 million, which exceeded the limitation of approximately $10.0 million.
Since July 31, 2014 and through December 31, 2022, the Company had redeemed 3,294,722 shares (excluding the self-tender offer) of common shares for approximately $275.5 million at a weighted average price per share of $83.61 pursuant to the SRP.
Series A Preferred Shares
On August 8, 2018, our Predecessor entered into a purchase agreement (the "Purchase Agreement") with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the "Purchaser") and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Purchaser, pursuant to which the Purchaser agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Shares at a price of $25.00 per share (the "Series A Preferred Shares") in two tranches, each comprising 5,000,000 Series A Preferred Shares. On August 8, 2018 (the "First Issuance Date"), our Predecessor issued 5,000,000 Series A Preferred Shares to the Purchaser for a total purchase price of $125.0 million (the "First Issuance"). Our Predecessor paid transaction fees totaling 3.5% of the First Issuance purchase price and incurred approximately $0.4 million in transaction-related expenses to unaffiliated third parties. Our Predecessor’s former external advisor incurred transaction-related expenses of approximately $0.2 million, which was reimbursed by our Predecessor.
Upon consummation of the Predecessor Mergers, the Company issued 5,000,000 Series A Preferred Shares to the Purchaser. Pursuant to the Purchase Agreement, the Purchaser has agreed to purchase an additional 5,000,000 Series A Preferred Shares (the "Second Issuance") at a later date (the "Second Issuance Date") for an additional purchase price of $125.0 million subject to approval by the Purchaser’s internal investment committee and the satisfaction of certain other conditions set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the Purchaser is generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the applicable closing date.
The issuance of the Company's Series A Preferred Shares was not registered under the Securities Act and are not listed on a national securities exchange. The articles supplementary filed by the Company related to the Series A Preferred Shares set forth the key terms of such shares as follows:
Distributions
Subject to the terms of the applicable articles supplementary, the holders of the Series A Preferred Shares are entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
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
iii.
if a listing of the Company's Common Shares or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, does not occur by August 1, 2020 (the “First Triggering Event”), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to (iv) below and certain conditions as set forth in the articles supplementary; or

iv.	if such a listing does not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares will be entitled to be paid out of the Company's assets legally available for distribution to the shareholders, after payment of or provision for the Company's debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Company's Board, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred Share (the "Liquidation Preference"), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of common shares or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares will have no right or claim to any of the Company's remaining assets.
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
Holder Redemption Rights
In the event the Company fails to effect a listing of the Company’s common shares or Series A Preferred Shares by August 1, 2023, the holder of any Series A Preferred Shares has the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the "Redemption Right"); provided, however, that no holder of the Series A Preferred Shares shall have a Redemption Right if such a listing occurs prior to or on August 1, 2023.
Conversion Rights
Subject to the Company's redemption rights and certain conditions set forth in the articles supplementary, a holder of the Series A Preferred Shares, at his or her option, will have the right to convert such holder's Series A Preferred Shares into the Company's common shares any time after the earlier of (i) five years from the First Issuance Date, or if the Second Issuance occurs, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the articles supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Share Fair Market Value (as defined in the articles supplementary).
Issuance of Restricted Share Units to Executive Officers, Employees and Board of Trustees
Restricted share units ("RSUs") are granted pursuant to the Company’s Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Plan”). The Plan provides for the grant of awards to the Company’s trustees, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
may consist of stock options, restricted shares, share appreciation rights, distribution equivalent rights and other equity-based awards. The share-based payments are measured at fair value and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the plan is 777,778 shares. As of December 31, 2022, approximately 357,806 shares were available for future issuance under the Plan.
As of December 31, 2022, there was $10.8 million of unrecognized compensation expense remaining, which vests between three months and three years.
Total compensation expense for the year ended December 31, 2022 and 2021 was approximately $9.6 million and $7.5 million, respectively.
The following table summarizes the activity of unvested shares of RSU awards for the period presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2020	104,871
Granted	179,917	$80.73
Forfeited	(24,707)	$81.88
Vested	(90,235)	$83.18
Balance at December 31, 2021	169,846
Granted	116,749	$66.87
Forfeited	(9,404)	$80.38
Vested	(119,056)	$77.68
Balance at December 31, 2022	158,135
Distributions
Earnings and profits, which determine the taxability of distributions to shareholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation expense.
The following unaudited table summarizes the federal income tax treatment for all distributions per share for the years ended December 31, 2022, 2021, and 2020 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

	Year Ended December 31,
	2022		2021		2020
Ordinary income	$—	—%	$0.03	9%	$0.13	33%
Capital gain	—	—%	—	—%	—	—%
Return of capital	0.35	100%	0.32	91%	0.27	67%
Total distributions paid	$0.35	100%	$0.35	100%	$0.40	100%

10.    Noncontrolling Interests
Noncontrolling interests represent limited liability company interests in the Operating Company in which the Company was the managing member. General partnership units and limited partnership units of the Operating Partnership were issued as part of the initial capitalization of the Operating Partnership and GCEAR II Operating Partnership, in conjunction with members of management's contribution of certain assets, other contributions, and in connection with the Self-Administration Transaction as discussed in Note 1, Organization, which were then exchanged for units.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
As of December 31, 2022, noncontrolling interests were approximately 9.0% of total shares and 8.8% of weighted average shares outstanding (both measures assuming OP Units were converted to common shares). The Company has evaluated the terms of the limited liability company interests in the Operating Company, and as a result, has classified OP Units exchanged for limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the Self-Administration Transaction, as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
As of December 31, 2022, the members of the Operating Company owned approximately $31.8 million of OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the Self-Administration Transaction and other services In addition, 0.2 million OP Units were issued to unaffiliated third parties unrelated to property contributions. To the extent the contributors should elect to redeem all or a portion of their OP Units, pursuant to the terms of the respective contribution agreement, such redemption shall be at a per unit value equivalent to the price at which the contributor acquired its OP Units in the respective transaction.
The members of the Operating Company (now partners in the Operating Partnership), other than those related to the Will Partners REIT, LLC ("Will Partners") property contribution, will have the right to cause the general partner of the Operating Partnership, the Company, to redeem their OP Units for cash equal to the value of an equivalent number of shares, or, at the Company’s option, purchase their OP Units by issuing one share of the Company’s common shares for the original redemption value of each OP Unit redeemed. The Company has the control and ability to settle such requests in shares. These rights may not be exercised under certain circumstances which could cause the Company to lose its REIT election.
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2022 and 2021:

	December 31,
	2022	2021
Beginning balance	$218,653	$226,550
Reclass of noncontrolling interest subject to redemption	957	(159)
Repurchase of noncontrolling interest	—	—
Issuance of stock dividend for noncontrolling interest	—	—
Distributions to noncontrolling interests	(10,942)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(17)	(18)
Net income (loss)	(39,714)	66
Other comprehensive loss	5,718	3,156
Ending balance	$174,655	$218,653
Noncontrolling interests subject to redemption
OP Units issued pursuant to the Will Partners property contribution are not included in permanent equity on the consolidated balance sheets. The members holding these units can cause the general partner to redeem the units for the cash value, as defined in the partnership agreement of the Operating Partnership. As the general partner does not control these redemptions, these units are presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value. The net income (loss) and distributions attributed to these members are allocated proportionately between common shareholders and other noncontrolling interests that are not considered redeemable.

11.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the years ended December 31, 2022, 2021 and 2020, respectively, and any related amounts receivable and payable as of December 31, 2022 and 2021:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Year Ended December 31,			Receivable as of December 31,
	2022	2021	2020	2022	2021
Assets Assumed through the Self-Administration Transaction
Other fees	$—	$—	$243	$—	$—
Due from GCC
Reimbursable Expense Allocation	—	20	15	—	11
Payroll/Expense Allocation	5	19	653	—	260
Total incurred/receivable	$5	$39	$911	$—	$271

	Incurred for the Year Ended December 31,			Payable as of December 31,
	2022	2021	2020	2022	2021
Expensed
Costs advanced by the advisor	$705	$2,275	$2,000	$67	$929
Consulting fee - shared services	1,351	2,520	2,500	522	461
Assumed through Self- Administration Transaction/Predecessor Mergers
Earn-out	—	—	—	130	197
Shareholder Servicing Fee	—	—	—	—	92
Other
Distributions	8,688	8,688	10,537	739	739
Total incurred/payable	$10,744	$13,483	$15,037	$1,458	$2,418
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
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company required payment to the dealer manager of a distribution fee for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrued daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month.
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
Administrative Services Agreement
In connection with the Predecessor Mergers, the Company assumed, as the successor of our Predecessor and the Operating Partnership, an Administrative Services Agreement (the “Administrative Services Agreement”), pursuant to which Griffin Capital Company, LLC (“GCC”) and Griffin Capital, LLC (“GC LLC”) continue to provide certain operational and

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
administrative services at cost to the Operating Partnership, Griffin Capital Essential Asset TRS, Inc., and Griffin Capital Real Estate Company, LLC (“GRECO”). Our Executive Chairman is also the Chief Executive Officer of and controls GCC, which is the sole member of GC LLC. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of services until the Company elects to provide such services for itself or through another provider. Such costs are reconciled periodically and a full review of the costs will be performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services. On March 30, 2022 and June 30, 2022, we amended the Administrative Services Agreement to, among other things, reduce the scope of services provided, including removing the provision of office space and advisor services. Following such amendments, GCC and GC LLC are obligated to provide us with human resources support and general corporate support on an as-needed basis.
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
Certain Conflict Resolution Procedures
Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and its affiliates. See the Company's Code of Ethics and Business Conduct available on the “Governance Documents” subpage of the “Investors” section of the Company's website at www.pkst.com for a detailed description of the Company's conflict resolution procedures.

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
The Company recognized $343.3 million, $378.3 million and $314.1 million of lease income related to operating lease payments for the year ended December 31, 2022, 2021 and 2020, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The Company's current leases have expirations ranging from 2023 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2022.

As of December 31, 2022
2023	$230,669
2024	222,596
2025	208,874
2026	204,931
2027	186,630
Thereafter	821,712
Total	$1,875,412
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
Certain of the Company’s real estate are subject to ground leases. The Company’s ground leases are classified as either operating leases or financing leases based on the characteristics of each lease. As of December 31, 2022, the Company had five ground leases classified as operating and two ground leases classified as financing. Each of the Company’s ground leases were acquired as part of the acquisition of real estate and no incremental costs were incurred for such ground leases. The Company’s ground leases are non-cancelable, and contain no renewal options. The Company's Chicago office space lease has a remaining lease term of approximately two years and no option to renew.
The Company incurred operating lease costs of approximately $4.1 million for the years ended December 31, 2022 and $3.7 million for the year ended December 31, 2021 respectively, which are included in "Property Operating Expense" in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million for the year ended December 31, 2022 and $1.6 million for the year ended December 31, 2021, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate as of December 31, 2022 and 2021:

	As of December 31,
Lease Term and Discount Rate	2022	2021
Weighted-average remaining lease term in years	72	74
Weighted-average discount rate (1)	4.75%	4.83%
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
Maturities of lease liabilities as of December 31, 2022 were as follows:

	As of December 31, 2022
	Operating	Financing
2023	$2,151	$560
2024	1,906	360
2025	1,567	365
2026	1,501	375
2027	1,524	381
Thereafter	250,233	3,498
Total undiscounted lease payments	258,882	5,539
Less imputed interest	(215,796)	(2,106)
Total lease liabilities	$43,086	$3,433

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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
Capital Expenditures and Tenant Improvement Commitments
As of December 31, 2022, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $29.7 million.

14. Segment Reporting
In the fourth quarter of 2022, the Company evolved the management strategy of its real estate portfolio to focus on three different property types in order to maximize the value of the assets within each group. As a result, the Company changed to three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment consists of newer, high-quality, and business-essential office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. This segment includes properties that are either non-stabilized, leased to tenants with shorter lease terms or are being evaluated for repositioning, re-leasing or potential sale. The Company recast its segment results for all prior periods presented to show the three reportable segments.
The Company evaluates performance of each segment based on segment NOI, which is defined as property revenue less property expenses. Interest expense and general administrative expenses are not included in segment profit as our internal reporting addresses these items on a corporate level. Segment NOI is not a measure of operating income or cash flows from operating activities is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit in the same manner. The Company considers segment profit to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties. Additionally, the Company considers its interests in the Office Joint Venture as corporate related activity and excludes such amounts from its segment reporting.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
A reconciliation of segment NOI for the years ended December 31, 2022, 2021, and 2020 is as follows:

	Year Ended December 31,
	2022	2021	2020
Industrial NOI
Total Industrial revenues	$61,347	$59,320	$69,047
Industrial operating expenses	(7,870)	(7,195)	(9,210)
Industrial NOI	53,477	52,125	59,837

Office NOI
Total Office revenues	297,110	340,265	268,928
Office operating expenses	(66,143)	(80,010)	(70,815)
Office NOI	230,967	260,255	198,113

Other NOI
Total Other revenues	58,029	60,288	59,477
Other operating expenses	(19,252)	(19,369)	(18,682)
Other NOI	38,777	40,919	40,795
Total NOI	$323,221	$353,299	$298,745

	Year Ended December 31,
	2022	2021	2020
Reconciliation of Net Income to Total NOI
Net (loss) income	$(441,382)	$11,570	$(5,774)
General and administrative expenses	39,893	40,479	38,633
Corporate operating expenses to affiliates	1,349	2,520	2,500
Impairment provision, real estate	127,577	4,242	23,472
Impairment provision, goodwill	135,270	—	—
Depreciation and amortization	190,745	209,638	161,056
Interest expense	84,816	85,087	79,646
Debt breakage costs	13,249	—	—
Other loss (income), net	45	(1,521)	(3,228)
Loss (income) from investment in unconsolidated entities	9,993	(8)	6,523
Loss (gain) from disposition of assets	139,280	326	(4,083)
Transaction expense	22,386	966	—
Total NOI	$323,221	$353,299	$298,745

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents the Company’s goodwill for each of the segments as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Goodwill
Industrial	$68,373	$68,373
Office	—	135,270
Other	26,305	26,305
Total Goodwill	$94,678	$229,948
See Note 8, Fair Value Measurements, for details regarding the inputs used in determining the impairment of goodwill.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Industrial Real Estate, net
Total real estate	$761,757	$788,339
Accumulated depreciation and amortization	(137,738)	(118,737)
Industrial real estate, net	624,019	669,602

Office Real Estate, net
Total real estate	2,020,463	4,045,732
Accumulated depreciation and amortization	(305,829)	(692,865)
Office real estate, net	1,714,634	3,352,867

Other Real Estate, net
Total real estate	715,036	736,089
Accumulated depreciation and amortization	(201,072)	(181,721)
Other real estate, net	513,964	554,368

Total Real Estate, net	$2,852,617	$4,576,837
Total asset information by segment is not reported because the Company does not use this measure to assess performance or to make resource allocation decisions.

15.     Declaration of Distributions
On November 2, 2021, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on January 1, 2022 and ending on March 31, 2022. The Company paid such distributions to each shareholder of record on February 1, 2022, March 1, 2022, and April 1, 2022, respectively.
On March 29, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on April 1, 2022 and ending on April 30, 2022. The Company paid such distributions to each shareholder of record on May 2, 2022.
On April 26, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on May 1, 2022 and ending on May 31, 2022. The Company paid such distributions to each shareholder of record on June 1, 2022.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
On May 20, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on June 1, 2022 and ending on June 30, 2022. The Company paid such distributions to each shareholder of record on July 1, 2022.
On June 1, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common shares, for shareholders of record at the close of each business day for the period commencing on July 1, 2022 and ending on July 31, 2022. The Company paid such distributions to each shareholder of record on August 1, 2022.
On June 30, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common shares, for shareholders of record at the close of each business day for the period commencing on August 1, 2022 and ending on August 31, 2022. The Company paid such distributions to each shareholder of record on September 1, 2022.
On August 3, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on September 1, 2022 and ending on September 30, 2022. The Company paid such distributions to each shareholder of record on October 3, 2022.
On September 20, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common shares, for shareholders of record at the close of each business day for the period commencing on October 1, 2022 and ending on October 31, 2022. The Company paid such distributions to each shareholder of record on November 1, 2022.
On October 20, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on November 1, 2022 and ending on November 30, 2022. The Company paid such distributions to each shareholder of record on December 1, 2022.
On November 2, 2022, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share, for shareholders of record at the close of each business day for the period commencing on December 1, 2022 and ending on December 31, 2022. The Company paid such distributions to each shareholder of record on January 3, 2023.

16.     Subsequent Events
Sale of Property
On January 6, 2023, the Company sold one held for sale property located in Irvine, California for approximately $40.0 million, less closing costs and other credits. The Company recognized an estimated gain of approximately $18.7 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
On February 16, 2023, the Company sold one property located in Clinton, South Carolina for approximately $19.3 million, less closing costs and other credits. The property met the held for sale criteria subsequent to year-end and the Company recognized an estimated gain of approximately $7.1 million.
On March 2, 2023, the Company sold one property located in Herndon, Virginia for approximately $110.3 million, less closing costs and other credits. The property met the held for sale criteria subsequent to year-end and the Company recognized an estimated gain of approximately $4.8 million.
Repayment of Mortgage Debt
On March 6, 2023, the Company repaid the outstanding balance of $19.1 million related to the HealthSpring mortgage loan maturing in April 2023.
Extension of Revolving Credit Facility and Repayment of 2024 Term Loan
On March 21, 2023, the Company, through the Operating Partnership, entered into the Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), which, among other things, (i) permits the Operating Partnership to extend the Revolving Commitments (as defined in the Second Amended and Restated Credit Agreement) of each Revolving Lender (as defined in the Second Amended and Restated Credit Agreement) to January 31, 2026 (the “Subsequent Extension”); (ii) amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) to reduce the baseline calculation for the required Tangible Net Worth from $2,030,720,237 to $1,000,000,000; and (iii) added a covenant that prohibits any special distributions from extraordinary non-recurring income.
Prior to the Seventh Amendment, the final Revolving Credit Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. The exercise of the Subsequent Extension by the Operating Partnership is conditioned upon, among other things, (i) prior to June 30, 2024, the Company consummating a listing of its equity interests which results in such equity interests being traded on the New York Stock Exchange and (ii) the payment of an extension fee on the effective date of the Subsequent Extension in an amount equal to 20 basis points of the amount of Revolving Commitments being extended in connection with the Subsequent Extension.
In connection with the Seventh Amendment, and as a condition to the effectiveness thereof, the Operating Partnership prepaid the outstanding principal balance ($400,000,000) of the 2024 Term Loan (as defined in the Second Amended and Restated Credit Agreement). The prepayment was funded through a draw on the revolving credit facility portion of the Second Amended and Restated Credit Agreement.
Cash Distributions
On January 20, 2023 the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per Class E share, Class T share, Class S share, Class D share, Class I share, Class A share, Class AA share and Class AAA share for shareholders of such classes as of the close of each business day for the period from commencing January 1, 2023 and ending on January 31, 2023. The Company paid such distributions to each shareholder of record on February 1, 2023.
On February 16, 2023, the Board declared an all-cash distribution rate, ($0.90 per share annualized), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share for shareholders of such classes as of the close of each business day for the period commencing on February 1, 2023 and ending on February 28, 2023. The Company paid such distributions to each shareholder of record on February 24, 2023.
On March 14, 2023, the Board declared an all-cash monthly distribution (for the month of March in the amount of $0.075 per share), subject to adjustments for class-specific expenses, per Class E common share, Class T common share, Class S common share, Class D common share, Class I common share, Class A common share, Class AA common share and Class AAA common share for shareholders of such classes (or any class into which common shares may be converted). The dividend is payable on or about May 12, 2023 to shareholders of record as of May 2, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2022
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Conversion, Name Change and Listing
On January 19, 2023, the Company converted its form of organization from a Maryland corporation to a Maryland real estate investment trust and changed its name from Griffin Realty Trust, Inc. to Griffin Realty Trust.
On February 21, 2023, the Company announced its intention to list its common shares on the New York Stock Exchange (the “Listing”). On March 10, 2023, the Company changed its name from Griffin Realty Trust to Peakstone Realty Trust and the Operating Partnership changed its name from GRT OP, L.P. to PKST OP, L.P. in anticipation of the Listing.
Internal Restructuring
On November 10, 2022, the Company completed an internal restructuring pursuant to which the Operating Partnership became wholly owned by the Operating Company. On February 23, 2023, the Company completed an additional restructuring to restore the Company’s operating structure to its condition prior to the internal restructuring.

PEAKSTONE REALTY TRUST
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2022						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Industrial
Renfro	Industrial	SC	$—		$1,400	$18,182	$2,012	$1,400	$20,194	$21,594	$10,368	N/A	6/18/2009	5-40 years
Hopkins	Industrial	KS	—		274	7,567	962	274	8,529	8,803	3,516	N/A	8/27/2010	5-40 years
TransDigm	Industrial	NJ	—		3,773	9,030	411	3,773	9,441	13,214	3,487	N/A	5/31/2012	5-40 years
Berry Global	Industrial	IL	—		2,674	13,229	921	2,674	14,150	16,824	5,173	N/A	11/8/2012	5-40 years
Amazon - Arlington Heights	Industrial	IL	—		7,697	21,843	5,879	7,697	27,722	35,419	9,222	N/A	8/13/2013	5-40 years
Roush Industries	Industrial	MI	—		875	11,375	2,567	875	13,942	14,817	4,633	N/A	11/5/2013	5-40 years
Samsonite	Industrial	FL	17,998		5,040	42,490	21	5,040	42,511	47,551	10,758	N/A	12/11/2015	5-40 years
RH	Industrial	CA	—		15,463	36,613	37,692	15,463	74,305	89,768	25,282	N/A	1/14/2016	5-40 years
PepsiCo	Industrial	FL	—		5,433	55,341	88	5,433	55,429	60,862	8,154	N/A	3/13/2018	5-40 years
Shaw Industries	Industrial	GA	—		5,465	57,116	—	5,465	57,116	62,581	8,287	N/A	5/3/2018	5-40 years
Huntington Ingalls (300 W. Park Lane)	Industrial	VA	—		3,100	14,580	1,323	3,100	15,903	19,003	2,970	N/A	5/1/2019	5-40 years
Huntington Ingalls (500 W. Park Lane)	Industrial	VA	—		3,113	14,639	1,351	3,113	15,990	19,103	2,983	N/A	5/1/2019	5-40 years
OceanX	Industrial	OH	—		978	14,137	2,568	978	16,705	17,683	4,007	N/A	5/1/2019	5-40 years
ZF WABCO	Industrial	SC	—		1,226	13,902	1,038	1,226	14,940	16,166	1,934	N/A	5/1/2019	5-40 years
3M	Industrial	IL	43,600	'(5)	5,802	75,758	6,391	5,802	82,149	87,951	9,632	N/A	5/1/2019	5-40 years
Amazon - Etna	Industrial	OH	61,500	'(5)	4,773	95,475	11,546	4,773	107,021	111,794	14,924	N/A	5/1/2019	5-40 years
Pepsi Bottling Ventures	Industrial	NC	17,836		3,407	31,783	954	3,407	32,737	36,144	3,332	N/A	2/5/2020	5-40 years
Fidelity Building Services	Industrial	MD	—		1,662	10,746	435	1,662	11,181	12,843	775	N/A	3/1/2021	5-40 years
Amcor	Industrial	OH	—		4,962	42,377	1,340	4,962	43,717	48,679	4,505	N/A	3/1/2021	5-40 years
Atlas Copco	Industrial	MI	—		1,156	18,297	1,505	1,156	19,802	20,958	3,796	N/A	5/1/2019	5-40 years
Total Industrial			$140,934		$78,273	$604,480	$79,004	$78,273	$683,484	$761,757	$137,738

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2022						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)		Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Office
AT&T (14500 NE 87th Street)	Office	WA	—		$2,434	$11,656	$954	$2,434	$12,609	$15,043	$4,691	N/A	1/31/2012	5-40 years
AT&T (14520 NE 87th Street)	Office	WA	—		3,259	15,608	615	3,259	16,223	19,482	6,074	N/A	1/31/2012	5-40 years
AT&T (14560 NE 87th Street)	Office	WA	—		1,077	5,157	776	1,077	5,933	7,010	2,129	N/A	1/31/2012	5-40 years
PPG	Office	PA	—		2,650	26,745	54	2,650	26,799	29,449	10,654	N/A	3/22/2012	5-40 years
York Space Systems (East Village)	Office	CO	—		2,600	13,500	10,877	2,600	24,377	26,977	8,715	N/A	6/29/2012	5-40 years
Maxar	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	28,698	N/A	1/14/2014	5-40 years
Parallon	Office	FL	—		1,000	16,772	—	1,000	16,772	17,772	5,900	N/A	6/25/2014	5-40 years
Wood Group (Westgate III)	Office	TX	—		3,209	75,937	(10,479)	2,784	65,883	68,667	18,734	N/A	4/1/2015	5-40 years
South Lake at Dulles	Office	VA	—		9,666	74,098	26,512	9,666	100,610	110,276	26,075	N/A	6/10/2015	5-40 years
Amentum (Heritage III)	Office	TX	—		1,955	15,540	6,941	1,955	22,481	24,436	5,630	N/A	12/11/2015	5-40 years
Aegis (530 Great Circle Road)	Office	TN	11,021		4,687	18,138	—	4,687	18,138	22,825	5,319	N/A	4/27/2016	5-40 years
Cigna (500 Great Circle Road)	Office	TN	8,086		3,439	13,309	404	3,439	13,713	17,152	3,952	N/A	4/27/2016	5-40 years
LPL (1055 & 1060 LPL Way)	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	12,882	N/A	11/30/2017	5-40 years
LPL (1040 LPL Way)	Office	SC	—		1,273	41,509	—	1,273	41,509	42,782	6,192	N/A	11/30/2017	5-40 years
McKesson (5601 N. Pima Road)	Office	AZ	—		159	35,490	168	159	35,659	35,818	11,923	N/A	4/10/2018	5-40 years
On Semi (5701 N. Pima Road)	Office	AZ	—		153	34,270	387	153	34,657	34,810	11,513	N/A	4/10/2018	5-40 years
Toshiba TEC	Office	NC	—		1,916	36,374	2,423	1,916	38,797	40,713	7,125	N/A	5/1/2019	5-40 years
IGT	Office	NV	45,300	'(5)	5,673	67,610	2,021	5,673	69,631	75,304	9,881	N/A	5/1/2019	5-40 years
Southern Company	Office	AL	99,600	'(5)	7,794	157,724	1,457	7,794	159,181	166,975	16,718	N/A	5/1/2019	5-40 years
Travel & Leisure, Co.	Office	NJ	—		9,677	71,316	1,742	9,677	73,058	82,735	12,462	N/A	5/1/2019	5-40 years
Rapiscan Systems	Office	MA	—		2,006	10,270	523	2,006	10,793	12,799	2,225	N/A	5/1/2019	5-40 years
Zoetis	Office	NJ	—		3,718	44,082	735	3,718	44,817	48,535	7,173	N/A	5/1/2019	5-40 years
MISO	Office	IN	—		3,725	25,848	971	3,725	26,819	30,544	4,553	N/A	5/1/2019	5-40 years
McKesson (5801 North Pima Road)	Office	AZ	—		—	36,959	4,749	—	41,708	41,708	7,249	N/A	9/20/2019	5-40 years

				Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2022						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Freeport McMoRan	Office	AZ	—	4,264	120,604	82	4,264	120,686	124,950	11,386	N/A	3/1/2021	5-40 years
Avnet (Phoenix)	Office	AZ	—	5,394	31,021	1,862	5,394	32,883	38,277	4,581	N/A	3/1/2021	5-40 years
Terraces at Copley Point	Office	CA	—	23,897	87,430	1,250	23,897	88,680	112,577	10,301	N/A	3/1/2021	5-40 years
Occidental Petroleum	Office	CO	—	6,841	24,702	1,794	6,841	26,496	33,337	2,318	N/A	3/1/2021	5-40 years
Corteva Agriscience	Office	IA	—	6,412	39,299	1,624	6,412	40,923	47,335	4,203	N/A	3/1/2021	5-40 years
Mercury Systems	Office	MA	—	6,969	37,739	(9,123)	5,407	30,178	35,585	3,017	N/A	3/1/2021	5-40 years
Draeger Medical Systems	Office	MA	—	4,985	30,143	(9,075)	3,539	22,514	26,053	2,458	N/A	3/1/2021	5-40 years
Keurig Dr. Pepper (63 South Avenue)	Office	MA	—	5,111	48,464	812	5,111	49,276	54,387	3,690	N/A	3/1/2021	5-40 years
Keurig Dr. Pepper (53 South Avenue)	Office	MA	—	3,262	169,233	628	3,262	169,861	173,123	11,325	N/A	3/1/2021	5-40 years
40 Wight	Office	MD	—	2,873	50,619	1,385	2,873	52,004	54,877	3,277	N/A	3/1/2021	5-40 years
136 & 204 Capcom	Office	NC	—	1,802	9,996	523	1,802	10,519	12,321	1,672	N/A	3/1/2021	5-40 years
Cigna (Express Scripts)	Office	PA	—	4,725	18,756	2,080	4,725	20,836	25,561	2,265	N/A	3/1/2021	5-40 years
International Paper	Office	TN	—	1,376	69,048	8,488	1,376	77,536	78,912	5,411	N/A	3/1/2021	5-40 years
Tech Data Corp.	Office	TX	—	3,138	12,987	671	3,138	13,658	16,796	1,421	N/A	3/1/2021	5-40 years
Fresenius Medical Care	Office	TX	—	1,380	28,923	1,293	1,380	30,216	31,596	2,037	N/A	3/1/2021	5-40 years
Total Office			$164,007	$167,711	$1,796,628	$56,124	$164,278	$1,856,185	$2,020,463	$305,829

Other
Avnet (Chandler)	Other	AZ	$17,913	$1,860	$31,481	$47	$1,860	$31,528	$33,388	$9,517	N/A	5/29/2013	5-40 years
Hitachi Energy USA	Other	MO	12,740	5,637	25,280	—	5,637	25,280	30,917	8,751	N/A	11/6/2015	5-40 years
Franklin Center	Office	MD	—	6,989	46,875	1,441	6,989	48,316	55,305	12,534	N/A	6/10/2015	5-40 years
Northrop Grumman	Other	OH	9,741	1,300	16,188	619	1,300	16,807	18,107	7,711	N/A	11/13/2012	5-40 years
Gold Pointe Corp Ctr Bld C	Other	CA	—	4,182	18,072	324	4,182	18,396	22,578	10,665	N/A	12/18/2012	5-40 years
Quebec Court II	Other	CO	—	3,146	22,826	(7,176)	2,043	16,753	18,796	8,572	N/A	1/11/2013	5-40 years
Schlumberger	Other	TX	27,113	2,800	47,752	(3,909)	2,510	44,133	46,643	15,646	N/A	5/1/2013	5-40 years
Raytheon Technologies	Other	NC	21,431	1,330	37,858	—	1,330	37,858	39,188	14,496	N/A	5/3/2013	5-40 years
30 Independence	Other	NJ	23,596	5,300	36,768	15,901	5,300	52,669	57,969	21,253	N/A	10/3/2013	5-40 years
Wyndham Hotels & Resorts	Other	NJ	52,893	6,200	91,153	2,494	6,200	93,647	99,847	25,667	N/A	4/23/2014	5-40 years
Crosspoint	Other	AZ	—	15,000	45,893	18,443	15,000	64,336	79,336	21,654	N/A	5/22/2014	5- 40 years

				Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2022						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (3)	Land	Building and Improvements	Building and Improvements	Land	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Level 3 (ParkRidge One)	Other	CO	—	10,554	35,817	1,663	10,554	37,480	48,034	14,517	N/A	8/1/2014	5-40 years
Owens Corning	Other	NC	3,179	867	4,418	1,101	867	5,519	6,386	1,152	N/A	5/1/2019	5-40 years
Hitachi Astemo	Other	OH	9,943	1,214	16,538	2,484	1,214	19,022	20,236	3,488	N/A	5/1/2019	5-40 years
Wood Group (Westgate II)	Other	TX	32,950	7,716	48,422	870	7,716	49,292	57,008	11,077	N/A	5/1/2019	5-40 years
Administrative Office of Pennsylvania Courts	Other	PA	5,848	1,246	9,626	781	1,246	10,407	11,653	2,293	N/A	5/1/2019	5-40 years
MGM Corporate Center (840 Grier Drive)	Other	NV	6,297	1,634	9,298	1,009	1,634	10,307	11,941	2,326	N/A	5/1/2019	5-40 years
MGM Corporate Center (880 Grier Drive)	Other	NV	8,432	2,188	12,423	591	2,188	13,014	15,202	2,918	N/A	5/1/2019	5-40 years
MGM Corporate Center (950 Grier Drive)	Other	NV	2,786	723	4,105	226	723	4,331	5,054	1,018	N/A	5/1/2019	5-40 years
Park Meadows Corporate Center II	Office	CO	—	3,109	13,096	(8,588)	1,357	6,263	7,620	2,000	N/A	5/1/2019	5-40 years
KBR	Office	AL	—	5,007	23,328	1,493	5,007	24,821	29,828	3,817	N/A	3/1/2021	5-40 years
Total Other			$234,862	$88,002	$597,217	$29,814	$84,857	$630,179	$715,036	$201,072
Total Portfolio			$539,803	$333,986	$2,998,325	$164,942	$327,408	$3,169,848	$3,497,256	$644,639

Real estate assets held for sale
Fox Head	Industrial	CA	$—	$3,672	$23,230	$—	$3,672	$23,230	$26,902	$7,494	N/A	10/29/2013
			$539,803	$337,658	$3,021,555	$164,942	$331,080	$3,193,078	$3,524,158	$652,133
(1)Building and improvements include tenant origination and absorption costs.
(2)Consists of capital expenditure, real estate development costs, and impairment charges.
(3)Amount does not include the net loan valuation discount of $1.0 million related to the debt assumed in the Highway 94, Samsonite and HealthSpring property acquisitions, as well as Owens Corning, Westgate II, AOPC, MGM, American Showa, BAML and Pepsi Bottling Ventures.
(4)As of December 31, 2022, the aggregate cost of real estate the Company and consolidated subsidiaries owned for federal income tax purposes was approximately $3.2 billion (unaudited)
(5)The BOA/KeyBank Loan is secured by cross-collateralized and cross-defaulted first mortgage liens on the properties.

	Activity for the Year Ended December 31,
	2022	2021	2020
Real estate facilities
Balance at beginning of year	$5,570,160	$4,310,302	4,278,433
Acquisitions	—	1,289,296	36,144
Construction costs and improvements	8,607	29,042	72,306
Other adjustments	(129)	(2,976)	—
Write down of tenant origination and absorption costs	—	(422)	—
Impairment provision	(178,414)	(4,242)	(23,472)
Sale of real estate assets	(1,876,066)	(50,840)	(53,109)
Real estate assets held for sale	(26,902)	—	—
Balance at end of year	$3,497,256	$5,570,160	$4,310,302

Accumulated depreciation
Balance at beginning of year	$993,323	$817,773	$668,104
Depreciation and amortization expense	186,350	209,638	161,056
Write down of tenant origination and absorption costs	—	(422)	—
Impairment provision	(50,838)	—	—
Other adjustments	(47)	—	—
Less: Non-real estate assets depreciation expense	—	(5,860)	(4,619)
Less: Sale of real estate assets depreciation expense	(476,655)	(27,806)	(6,768)
Less: Real estate assets held for sale	(7,494)	—	—
Balance at end of year	$644,639	$993,323	$817,773
Real estate facilities, net	$2,852,617	$4,576,837	$3,492,529