Form 10-Q
period 2023-03-31
Peakstone Realty Trust
filed 2023-05-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-41686
Peakstone Realty Trust
(Exact name of Registrant as specified in its charter)
________________________________________________

Maryland	46-4654479
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1520 E. Grand Ave
El Segundo, California 90245
(Address of principal executive offices)
(310) 606-3200
(Registrant’s telephone number)
N/A
(Former name, former address and former fiscal year, if changed from last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $0.001 par value per share	PKST	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 9, 2023, there were 35,945,887 common shares outstanding.

FORM 10-Q
PEAKSTONE REALTY TRUST

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
Certain statements contained in this Quarterly Report on Form 10-Q of Peakstone Realty Trust (the “Company”), other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; the impact of the work-from-home trends; recent and ongoing disruption in the debt and banking markets; occupancy, rent deferrals and the financial condition of our tenants; whether easing of the pandemic, work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; future financial and operating results, plans, objectives, expectations and intentions; expected sources of financing and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether the Listing (defined below) will maximize shareholder value; whether we will be successful in the pursuit of our business plan, including any dispositions; whether we will succeed in our investment objectives; any relationship between the trading price of our common shares and our previously published net asset value; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; risks related to the disruption of management’s attention from ongoing business operations due to pursuit of requirements related to being a listed company; and other factors discussed in this Quarterly Report on Form 10-Q and in Part I, Item 1A. “Risk Factors” in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Form 10-K.
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

Available Information
We make available on the “SEC Filings” subpage of the investors section of our website (www.pkst.com) free of charge our quarterly reports on Form 10-Q, including this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Business Conduct and Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Trustees (the “Board”) are also available on the “Governance - Governance Documents” subpage of the “Investors” section of our website. The Company also will routinely post important information to its website about its business, operating results and financial condition and prospects, including, for example, information about material acquisitions and dispositions, earnings releases and copies of investor presentations.

PART I. FINANCIAL INFORMATION

PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$368,210	$233,180
Restricted cash	1,999	4,764
Real estate:
Land	316,341	327,408
Building and improvements	2,523,243	2,631,965
Tenant origination and absorption cost	524,750	535,889
Construction in progress	8,223	1,994
Total real estate	3,372,557	3,497,256
Less: accumulated depreciation and amortization	(638,428)	(644,639)
Total real estate, net	2,734,129	2,852,617
Investments in unconsolidated entity	164,876	178,647
Intangible assets, net	32,870	33,861
Deferred rent receivable	69,677	79,572
Deferred leasing costs, net	20,262	26,507
Goodwill	94,678	94,678
Right of use asset	35,013	35,453
Interest rate swap asset	33,038	41,404
Other assets	29,854	31,877
Real estate assets and other assets held for sale, net	—	20,816
Total assets	$3,584,606	$3,633,376
LIABILITIES AND EQUITY
Debt, net	$1,461,584	$1,485,402
Restricted reserves	627	627
Distributions payable	5,164	12,402
Due to affiliates	876	1,458
Intangible liabilities, net	19,818	20,658
Lease liability	46,320	46,519
Accrued expenses and other liabilities	79,114	80,175
Total liabilities	1,613,503	1,647,241

Commitments and contingencies (Note 13)

Perpetual convertible preferred shares	125,000	125,000
Noncontrolling interests subject to redemption; 61,788 units as of March 31, 2023 and December 31, 2022	3,801	3,812
Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 36,006,922 and 35,999,898 shares outstanding in the aggregate as of March 31, 2023(1) and December 31, 2022, respectively	36	36
Additional paid-in capital	2,950,706	2,948,600
Cumulative distributions	(1,051,551)	(1,036,678)
Accumulated (loss) income	(263,893)	(269,926)
Accumulated other comprehensive income (loss)	33,847	40,636
Total shareholders’ equity	1,669,145	1,682,668
Noncontrolling interests	173,157	174,655
Total equity	1,842,302	1,857,323
Total liabilities and equity	$3,584,606	$3,633,376
(1) See Note 9, Equity, for the number of shares outstanding of each class of common shares as of March 31, 2023.
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue:
Rental income	$66,973	$116,189
Expenses:
Property operating expense	7,110	15,043
Property tax expense	5,822	10,033
Property management fees to non-affiliates	522	1,039
General and administrative expenses	9,912	9,523
Corporate operating expenses to affiliates	378	510
Depreciation and amortization	31,356	52,863
Total expenses	55,100	89,011
Income before other income and (expenses)	11,873	27,178
Other income (expenses):
Interest expense	(17,014)	(21,666)
Other income, net	1,396	101
Net loss from investment in unconsolidated entity	(14,661)	—
Gain from disposition of assets	30,610	—
Transaction expense	(3,187)	(2,883)
Net income	9,017	2,730
Distributions to redeemable preferred shareholders	(2,376)	(2,516)
Net income attributable to noncontrolling interests	(585)	(19)
Net income attributable to controlling interests	6,056	195
Distributions to redeemable noncontrolling interests attributable to common shareholders	(23)	(44)
Net income attributable to common shareholders	$6,033	$151
Net income attributable to common shareholders per share, basic and diluted	$0.17	$—
Weighted average number of common shares outstanding, basic and diluted	35,999,325	36,071,465
Cash distributions declared per common share	$0.41	$0.78
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$9,017	$2,730
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	890	—
Change in fair value of swap agreements	(8,335)	33,891
Total comprehensive income	1,572	36,621
Distributions to redeemable preferred shareholders	(2,376)	(2,516)
Distributions to redeemable noncontrolling interests attributable to common shareholders	(23)	(44)
Comprehensive income attributable to noncontrolling interests	71	(2,998)
Comprehensive income attributable to common shareholders	$(756)	$31,063
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	13,620	—	2,556	—	—	—	2,556	—	2,556
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,700)	—	(381)	—	—	—	(381)	—	(381)
Cash distributions to common shareholders		—	—	(14,873)	—	—	(14,873)	—	(14,873)
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,435)	(1,435)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(2)	(2)
Offering costs	—	—	(9)	—	—	—	(9)		(9)
Net income	—	—	—	—	6,033	—	6,033	585	6,618
Other comprehensive income	—	—	—	—	—	(6,789)	(6,789)	(656)	(7,445)
Balance as of March 31, 2023	36,006,922	$36	$2,950,706	$(1,051,551)	$(263,893)	$33,847	$1,669,145	$173,157	$1,842,302
See accompanying notes.

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2021	36,070,902	$36	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	14,248	—	1,757	—	—	—	1,757	—	1,757
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,621)	—	(459)	—	—	—	(459)	—	(459)
Cash distributions to common shareholders	—	—	—	(28,073)	—	—	(28,073)	—	(28,073)
Issuance of shares for distribution reinvestment plan	(2)	—	—	—	—	—	—	—	—
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	99	99
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(14)	—	—	—	(14)	—	(14)
Net income	—	—	—	—	151	—	151	19	170
Other comprehensive income	—	—	—	—	—	30,912	30,912	2,979	33,891
Balance of March 31, 2022	36,079,527	$36	$2,953,256	$(950,635)	$142,134	$12,204	$2,157,284	$219,048	$2,376,332
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net income	$9,017	$2,730
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	20,054	32,093
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	11,670	21,138
Amortization of below market leases, net	(122)	(414)
Amortization of deferred financing costs and debt premium	1,375	892
Amortization of swap interest	31	31
Deferred rent	(3,850)	(2,782)
Gain from sale of depreciable operating properties	(30,610)	—
Net loss from investment in unconsolidated entities	14,661	—
(Loss) gain from investments	(46)	90
Share-based compensation	2,556	1,757
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(238)	5,203
Accrued expenses and other liabilities	(2,192)	(4,932)
Due to affiliates, net	(55)	110
Net cash provided by operating activities	22,251	55,916
Investing Activities:
Proceeds from disposition of properties	165,897	—
Restricted reserves	—	(179)
Payments for construction in progress	(846)	(2,280)
Purchase of investments	(70)	(75)
Net cash provided by (used in) investing activities	164,981	(2,534)
Financing Activities:
Proceeds from borrowings - Credit Facility	400,000	—
Principal payoff of secured indebtedness - Mortgage Debt	(19,013)	—
Principal payoff of indebtedness - Term Loan	(400,000)	—
Principal amortization payments on secured indebtedness	(1,858)	(2,199)
Deferred financing costs	(2,580)	—
Offering costs	(9)	(14)
Repurchase of common shares	(4,443)	—
Distributions to noncontrolling interests	(2,136)	(2,746)
Distributions to preferred units subject to redemption	(2,516)	(2,516)
Distributions to common shareholders	(21,822)	(28,075)
Financing lease payment	(209)	(210)
Repurchase of common shares to satisfy employee tax withholding requirements	(381)	(459)
Net cash used in financing activities	(54,967)	(36,219)
Net increase in cash, cash equivalents and restricted cash	132,265	17,163
Cash, cash equivalents and restricted cash at the beginning of the period	237,944	186,140
Cash, cash equivalents and restricted cash at the end of the period	$370,209	$203,303

Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease (increase) in fair value swap agreement	$(8,335)	$33,891
Accrued tenant obligations	$860	$8,946
Distributions payable to common shareholders	$2,729	$9,670
Distributions payable to noncontrolling interests	$270	$946
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,358	$1,358
Accrued for construction in progress	$6,120	$2
Capitalized transaction costs accrued	$—	$40
Capitalized transaction costs paid in prior period	$—	$2,130
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (formerly known as Griffin Realty Trust, Griffin Realty Trust, Inc. and Griffin Capital Essential Asset REIT, Inc.) (“PKST” or the “Company”) is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties. The Company’s fiscal year-end is December 31.
On March 1, 2021, the Company completed its acquisition of Cole Office & Industrial REIT (CCIT II), Inc. (“CCIT II”) in a stock-for-stock transaction (the “CCIT II Merger”). At the effective time of the CCIT II Merger, each issued and outstanding share of CCIT II Class A common stock and each issued and outstanding share of CCIT II Class T common stock were converted into the right to receive 1.392 Class E common shares of the Company, for a total of approximately 93,457,668 Class E common shares (or approximately 10,384,185 Class E common shares taking into account the reverse share split described below) issued to former CCIT II stockholders.
PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly, all of the properties that the Company has acquired. As of March 31, 2023, the Company owned approximately 91.0% of the outstanding common limited partnership units of the Operating Partnership (“OP Units”).
On March 10, 2023, the Company completed a one-for-nine reverse share split with respect to each class of its common shares, converting every nine shares of the Company’s issued and outstanding common shares of each class into one share of such class, with no changes to the $0.001 par value per share. The reverse share split did not affect the number of the Company’s authorized common shares. The reverse share split also applied equally to OP units. The Company has retrospectively adjusted, for all periods presented, all share, per share and OP Unit amounts to reflect the impact of the reverse share split. Also on March 10, 2023, the Company changed its name from Griffin Realty Trust to Peakstone Realty Trust and the Operating Partnership changed its name from GRT OP, L.P. to PKST OP, L.P.
On April 13, 2023, the Company’s common shares, other than Class E, were converted into Class E common shares and all Class E common shares became listed (the “Listing”) on the New York Stock Exchange as “common shares”.

2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, see the risk factors identified in the “Risk Factors” section of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries. Intercompany transactions are shown on the consolidated statements if and to the extent to required pursuant to GAAP. With the exception of the Office Joint Venture (defined below), each property-owning entity is a

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
wholly-owned subsidiary which is a special purpose entity (“SPE”). If a property is separately financed (i.e., not part of the borrowing base under our credit facility or a collateralized loan pool), the income from such property is generally not available to satisfy the debts or obligations of any other entity.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of outstanding common shares and common share equivalents (e.g., OP Units and preferred shares, when considered convertible for purposes of computing diluted earnings per share). Unvested restricted share units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested RSUs using the treasury stock method was excluded from our calculation of weighted average common shares outstanding - diluted, as the inclusion would have been anti-dilutive for the three months ended March 31, 2023 and March 31, 2022. Total excluded shares were 199,021 and 209,942 for the three months ended March 31, 2023 and March 31, 2022, respectively.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as three reportable segments: Industrial, Office, and Other. Refer to Note 14, Segment Reporting, for further details.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to shareholders. As of March 31, 2023, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary (a “TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company's goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. On October 1st of each year, the Company performs a qualitative analysis to determine whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting units in step one of the impairment test. If a quantitative assessment is deemed necessary, and to the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, the Company recognizes an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
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
Adoption of New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2023. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company has subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes have been made to applicable debt and anticipate to be made to derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.     Real Estate
As of March 31, 2023, the Company’s real estate portfolio consisted of 78 properties in 24 states consisting substantially of industrial and office properties with a combined acquisition value of approximately $3.3 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the three months ended March 31, 2023 was $20.1 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the three months ended March 31, 2023, was $11.4 million.
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of March 31, 2023 and December 31, 2022:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	March 31, 2023	December 31, 2022
In-place lease valuation (above market)	$24,976	$28,619
In-place lease valuation (above market) - accumulated amortization	(16,779)	(19,799)
In-place lease valuation (above market), net	8,197	8,820

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(7,355)	(6,987)
Intangibles - other, net	24,673	25,041
Intangible assets, net	$32,870	$33,861

In-place lease valuation (below market)	$(48,686)	$(48,686)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(241)	(258)
In-place lease valuation & land leasehold interest - accumulated amortization	32,181	31,358
Intangible liabilities, net	$(19,818)	$(20,658)

Tenant origination and absorption cost	$524,750	$535,889
Tenant origination and absorption cost - accumulated amortization	(282,085)	(282,383)
Tenant origination and absorption cost, net	$242,665	$253,506
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold improvements, other intangibles, and other leasing costs as of March 31, 2023 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
Remaining 2023	$(1,044)	$31,272	$(239)	$1,126	$1,463
2024	$(1,304)	$37,385	$(318)	$1,498	$2,203
2025	$(1,195)	$31,882	$(317)	$1,494	$2,402
2026	$(1,090)	$30,226	$(317)	$1,494	$2,352
2027	$(892)	$26,155	$(317)	$1,494	$2,510
2028	$(707)	$21,876	$(318)	$1,498	$2,188
Restricted Cash
As required (i) in conjunction with the acquisition or disposition of certain assets, (ii) by certain lease provisions or, (iii) by our loan documents, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to such tenant’s respective lease as follows:

	Balance as of
	March 31, 2023	December 31, 2022
Cash reserves	$889	$4,262
Restricted lockbox	1,110	502
Total	$1,999	$4,764
Sale of Properties
On January 6, 2023, the Company sold one property located in Irvine, California for gross disposition proceeds of $40.0 million. The Company recognized a gain of approximately $18.7 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
On February 16, 2023, the Company sold one property located in Clinton, South Carolina for gross disposition proceeds of $19.3 million. The Company recognized a gain of approximately $7.1 million.
On March 2, 2023, the Company sold one property located in Herndon, Virginia for gross disposition proceeds of $110.3 million. The Company recognized a gain of approximately $4.8 million.

4.    Investments in Unconsolidated Entities
Office Joint Venture
On August 26, 2022, the Company completed the sale of a majority interest in a 41-property office portfolio (the “Initial Office Portfolio”) for a sale price of approximately $1.1 billion. On December 27, 2022, the Company completed a companion sale of a majority interest in a five-property office portfolio (“Companion Office Portfolio”, and together with the Initial Office Portfolio, the “Office Portfolio”) for a sale price of approximately $170.4 million.
In connection with the sale of the Office Portfolio, the Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), invested a combined $184.2 million for a 49% interest in a joint venture in which it is a member (the “Office Joint Venture”), through which it owns indirectly an approximate 49% interest in the Office Portfolio. As of March 31, 2023, the book value of the Company’s interest in the Office Joint Venture is equal to approximately $164.9 million.
The Office Joint Venture is managed and accounted for by RVMC Capital LLC, an affiliate of Workspace Property Trust (the “Managing Member”). The Managing Member of the Office Joint Venture has general authority to manage the operations of the Office Joint Venture. The Managing Member also has day-to-day management authority over the Office Joint Venture, subject to certain major decision rights held by another minority interest holder. The Managing Member may be removed from its management positions upon the occurrence of specified events.
GRT VAO Sub has approval rights over certain major decisions regarding actions by the Office Joint Venture, including certain fundamental decisions that the Office Joint Venture may approve. GRT VAO Sub’s obligation is generally limited to its initial contribution. GRT VAO Sub is not obligated to make any additional capital contributions beyond its initial capital contribution.
The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “Mezzanine Loan”, and together with the Initial Mortgage Loan, the “Initial Office JV Loans”). The initial maturity date of the Initial Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Initial Mortgage Loan and the Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid approximately $6.7 million for the interest rate caps.
The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the sale of the Companion Office Portfolio, comprised of a $142.1 million mortgage loan, having an initial maturity date of January 6, 2024 (subject to two, one-year extension options), and an interest rate during the initial term of Term SOFR (1-month with a 4% interest rate cap on SOFR) + 4.25% (subject to a 0.25% increase during each extension term) (the “Companion Office JV Loan”, and together with the Initial Office JV Loans, the “Office JV Loans”). The Company has not guaranteed any debt obligations and has not otherwise committed to providing financial support in respect of the Office JV Loans. In addition, the Company does not anticipate receiving any near-term cash flow distributions from the assets that are part of the Office Portfolio. Considering the Company’s limited economic exposure to the Office Joint Venture, the Company excludes interests in the assets in the Office Joint Venture from operating data.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
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
The table below summarizes the Company’s investment in the unconsolidated Office Joint Venture, which the Company determined is related to corporate activities and is excluded from its segment reporting:

Office Joint Venture
Investment in Office Joint Venture
Balance at December 31, 2022	$178,647
Contributions	—
Net loss	(14,661)
Other Comprehensive Income	890
Balance at March 31, 2023	$164,876
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	March 31, 2023 (1)	December 31, 2022 (2)
Assets
Real estate properties, net	$1,120,137	$981,354
Other assets	294,951	240,447
Total Assets	$1,415,088	$1,221,801

Liabilities
Mortgages payable, net	$1,007,419	$856,765
Other liabilities	73,590	52,018
Total Liabilities	$1,081,009	$908,783
(1)Amounts are as of December 31, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	March 31, 2023 (1)	March 31, 2022
Total revenues	$44,789	$—
Total expenses	(74,717)	—
Net Loss	$(29,928)	$—
(1)Amounts represent the period of October 1, 2022 to December 31, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of March 31, 2023 and December 31, 2022, the Company’s consolidated debt consisted of the following:

	March 31, 2023	December 31, 2022	Contractual Interest Rate (1)		Loan Maturity(4)		Effective Interest Rate (2)

Samsonite Mortgage Loan	$17,708	$17,998	6.08%		September 2023		5.00%
Highway 94 Mortgage Loan	12,486	12,740	3.75%		August 2024		4.98%
Pepsi Bottling Ventures Mortgage Loan	17,738	17,836	3.69%		October 2024		3.93%
AIG Loan II	121,743	122,328	4.15%		November 2025		4.95%
BOA II Loan	250,000	250,000	4.32%		May 2028		4.14%
AIG Loan	99,255	99,794	4.96%		February 2029		5.09%
HealthSpring Mortgage Loan	—	19,107	—%	(7)	—		—%
Total Mortgage Debt	518,930	539,803
Revolving Credit Facility (3)	400,000	—	SOF Rate + 1.45%		January 2026	(6)	6.61%
2024 Term Loan	—	400,000	—%	(5)	April 2024		—%
2025 Term Loan	400,000	400,000	SOF Rate + 1.40%		December 2025		6.55%
2026 Term Loan	150,000	150,000	SOF Rate + 1.40%		April 2026		6.39%
Total Debt	1,468,930	1,489,803
Unamortized Deferred Financing Costs and Discounts, net	(7,346)	(4,401)
Total Debt, net	$1,461,584	$1,485,402
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of March 31, 2023 was 4.21% for both the Company’s fixed-rate and variable-rate debt combined and 4.00% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of March 31, 2023 and includes the effect of amortization of discounts/premiums and deferred financing costs.
(3)SOFR as of March 31, 2023 (effective date) was 4.87%, which excludes a 0.1% per annum index adjustment as required per the Fifth Amendment to the Second Amended and Restated Credit Agreement.
(4)Reflects the loan maturity as of March 31, 2023.
(5)2024 Term Loan was paid off in full in March 2023 and had a contractual interest rate of SOFR + 1.40%.
(6)The Revolving Credit Facility has a maturity date of September 30, 2023. The Revolving Credit Facility, subject to the satisfaction of certain customary conditions, has a series of extension options through January 31, 2026. See discussion below.
(7)HealthSpring Mortgage Loan was paid off in full in March 2023 and had a contractual interest rate of 4.18%.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”)), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, we, through the Operating Partnership, as the borrower, have been provided with a $1.7 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in September 2023 with, subject to the satisfaction of certain customary conditions, a series of extension options through January 31, 2026, a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 2024 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and a

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
$150 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) (collectively, the “KeyBank Loans”). The $400M 2024 5-Year Term Loan was paid-off as noted below. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of March 31, 2023, the available undrawn capacity under the Revolving Credit Facility was $132.3 million.
The Second Amended and Restated Credit Agreement requires that the Operating Partnership maintain a pool of unencumbered real properties (each a “Pool Property” and collectively the “Pool Properties”) that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The agreement sets forth certain covenants relating to the Pool Properties, including, without limitation, the following:
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
Borrowing availability under the Revolving Credit Facility is limited to the lesser of the maximum amount of all loans outstanding that would result in (i) an unsecured leverage ratio of no greater than 60%, or (ii) an unsecured interest coverage ratio of no less than 2.00:1.00.
Guarantors of the KeyBank Loans include the Company, each special purpose entity that owns a Pool Property, and each of the Operating Partnership’s other subsidiaries which owns a direct or indirect equity interest in a SPE that owns a Pool Property.
In addition to customary representations, warranties, covenants, and indemnities, the KeyBank Loans require the Operating Partnership to comply with the following, which will be tested on a quarterly basis:
•a maximum consolidated leverage ratio of 60%, or, the ratio may increase, on two occasions, to 65% for up to four consecutive quarters after a material acquisition;
•a minimum consolidated tangible net worth of not less than the sum of (i) $1,000,000,000.00, plus (ii) (A) seventy-five percent (75%) of the net proceeds (gross proceeds less reasonable and customary costs of sale and issuance paid to persons not affiliates of any credit party) received by the Company or the Operating Partnership at any time from the issuance of shares (whether common, preferred or otherwise), after the effective date of the Seventh Amendment, plus (B) seventy-five percent (75%) of the amount of OP Units of the Operating Partnership issued after the effective date of the Seventh Amendment, minus (iii) seventy-five percent (75%) of the amount of any payments that are used to redeem shares (whether common, preferred or otherwise) of the Company or the Operating Partnership or to redeem OP Units after the effective date of the Seventh Amendment, minus (iv) any amounts paid for the redemption or retirement of, or any accrued return on, the preferred equity held by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (the “Preferred Holder”);
•a minimum consolidated fixed charge coverage ratio of not less than 1.50:1.00;
•a maximum total secured debt ratio of not greater than 40%, which ratio may increase, on two occasions, to 45% for four consecutive quarters after closing of a material acquisition that is financed with secured debt;
•a minimum unsecured interest coverage ratio of 2.00:1.00;
•a maximum total secured recourse debt ratio, excluding recourse obligations associated with interest rate hedges, of 10% of our total asset value;
•aggregate maximum unhedged variable rate debt of not greater than 30% of the Company's total asset value; and

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
•a maximum unsecured leverage ratio of 60%, or, the ratio may increase, on two occasions, up to 65% for up to four consecutive quarters after a material acquisition.
Furthermore, the activities of the Operating Partnership, the Company, and the Company's subsidiaries must be focused principally on the ownership, development, operation and management of office, industrial, manufacturing, warehouse, distribution or educational properties (or mixed uses thereof) and businesses reasonably related or ancillary thereto.
Seventh Amendment to the Second Amended and Restated Credit Agreement
Prior to the Seventh Amendment, the final Revolving Credit Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On March 21, 2023, the Company, through the Operating Partnership, entered into the Seventh Amendment, which, among other things, (i) permits the Operating Partnership to extend the Revolving Commitments (as defined in the Second Amended and Restated Credit Agreement) of each Extending Revolving Lender (as defined in the Second Amended and Restated Credit Agreement) through January 31, 2026 (the “Subsequent Extension”); (ii) amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) to reduce the baseline calculation for the required Tangible Net Worth from $2,030,720,237 to $1,000,000,000; and (iii) added a covenant that prohibits any special distributions from extraordinary non-recurring income.
The exercise of the Subsequent Extension by the Operating Partnership is conditioned upon, among other things, (i) prior to June 30, 2024, the Company consummating a listing of its equity interests which results in such equity interests being traded on the New York Stock Exchange, and (ii) the payment of an extension fee on the effective date of the Subsequent Extension in an amount equal to 20 basis points of the amount of Revolving Commitments being extended in connection with the Subsequent Extension. With the Listing, the condition noted in clause (i) has been satisfied.
In connection with the Seventh Amendment, and as a condition to the effectiveness thereof, the Operating Partnership prepaid the outstanding principal balance ($400,000,000) of the $400M 2024 5-Year Term Loan. The prepayment was funded through a draw on the Revolving Credit Facility.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of March 31, 2023.

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Derivative Instruments
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with its variable-rate debt, including the Company's KeyBank Loans. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at March 31, 2023 and December 31, 2022:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$10,324	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	6,877	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	5,118	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,179	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,524	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	2,524	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	2,492	3,408	100,000	100,000
Total				$33,038	$41,404	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of March 31, 2023, derivatives in an asset or liability position are included in the line item “Other assets” or “Interest rate swap liability” in the consolidated balance sheets at fair value. The LIBO rate as of March 31, 2023 (effective date) was 4.66%.
The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2023	2022
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivatives	$(3,556)	$(30,450)
Amount of gain reclassified from AOCI into earnings under “Interest expense”	$(4,778)	$(3,409)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$17,014	$21,666
During the twelve months subsequent to March 31, 2023, the Company estimates that an additional $20.3 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on its credit facility indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of March 31, 2023 and December 31, 2022, there were no swaps in a liability position. As of March 31, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Prepaid tenant rent	$15,518	$12,399
Real estate taxes payable	4,813	6,296
Interest payable	10,114	13,654
Property operating expense payable	3,232	7,960
Deferred compensation	8,636	8,913
Accrued tenant improvements	6,980	620
Redemptions payable	—	4,383
Other liabilities	29,821	25,950
Total	$79,114	$80,175

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2023 and the year ended December 31, 2022.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2023 and December 31, 2022:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2023
Interest Rate Swap Asset	$33,038	$—	$33,038	$—
Mutual Funds Asset	$6,444	$6,444	$—	$—

December 31, 2022
Interest Rate Swap Asset	$41,404	$—	$41,404	$—
Mutual Funds Asset	$6,191	$6,191	$—	$—
Financial Instruments Disclosed at Fair Value
Financial instruments as of March 31, 2023 and December 31, 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2023 and December 31, 2022.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The fair value of the seven mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	March 31, 2023		December 31, 2022
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$230,991	$250,000	$226,361	$250,000
AIG Loan II	112,705	121,743	111,872	122,328
AIG Loan	90,602	99,255	89,526	99,794
Samsonite Mortgage Loan	17,708	17,708	17,998	17,998
HealthSpring Mortgage Loan	—	—	19,107	19,107
Pepsi Bottling Ventures Mortgage Loan	17,156	17,738	17,014	17,836
Highway 94 Mortgage Loan	11,877	12,486	11,941	12,740
Total	$481,039	$518,930	$493,819	$539,803
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2023 and December 31, 2022. See Note 5, Debt, for details.

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
In connection with the Listing on April 13, 2023, the Company’s common shares, other than Class E, were converted into Class E common shares and all Class E common shares are now known as common shares. The following table sets forth the classes of outstanding common share as of March 31, 2023 and December 31, 2022:

	As of
	March 31, 2023	December 31, 2022
Class A	2,714,120	2,714,120
Class AA	5,272,834	5,272,834
Class AAA	102,993	102,993
Class D	4,668	4,668
Class E	27,637,559	27,630,545
Class I	212,424	212,414
Class S	200	200
Class T	62,124	62,124
Common Equity
As of March 31, 2023, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in private offerings, public offerings, the DRP (defined below) offerings and mergers (includes offerings by our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), our Predecessor’s merger with Signature Office REIT, Inc., and our Predecessor’s merger with certain other related entities (the “Predecessor Mergers”) and the CCIT II Merger). As part of the $2.8 billion from the sale of shares, the Company issued approximately 4,863,623 shares upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 19,442,394 Class E shares (in exchange for all outstanding shares of our Predecessor’s common stock at the time of the Predecessor Mergers) in April 2019 upon the consummation of the Predecessor Mergers and 10,384,185 Class E shares (in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger). As of March 31, 2023, there were 36,006,922 shares outstanding,

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP (defined below) and the self-tender offer, which occurred in May 2019 (the “Self-Tender Offer”).
Distribution Reinvestment Plan (“DRP”)
The Company adopted the DRP, which allowed shareholders to have dividends and other distributions otherwise distributable to them invested in additional common shares. No sales commissions or dealer manager fees were paid on shares sold through the DRP, but the DRP shares were charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP was equal to the net asset value ("NAV") per share applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment. The Company could amend or terminate the DRP for any reason at any time upon 10 days' prior written notice to shareholders, which could be provided through the Company's filings with the SEC.
On July 17, 2020, the Company filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to the Company's DRP.
On October 1, 2021, the Company’s Board of Trustees (the “Board”) approved a suspension of the DRP, effective October 11, 2021. On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023.
The following table summarizes the DRP offerings, by share class, as of March 31, 2023:

Share Class	Amount	Shares
Class A	$9,687	116,908
Class AA	19,047	229,819
Class AAA	290	3,502
Class D	21	248
Class E	311,405	3,588,818
Class I	437	5,225
Class S	—	1
Class T	177	2,121
Total	$341,064	3,946,642
As of March 31, 2023 and March 31, 2022, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings.
Share Redemption Program (“SRP”)
Prior to its termination upon the Listing, the Company had adopted the SRP that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability, or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.
Under the SRP, when the SRP was not suspended, the Company would redeem shares as of the last business day of each quarter. The redemption price was equal to the most recently published NAV per share for the applicable class prior to quarter end. Redemption requests must have been received by 3:00 p.m. (Central time) one business day before on the last business day of the applicable quarter. Redemption requests exceeding the quarterly cap were filled on a pro rata basis, except that if pro rata redemption would result in a shareholder owning less than the minimum balance of $2,500 of the Company's common shares, then the Company would redeem all of such shareholder’s shares to the extent that there are funds available. All unsatisfied redemption requests were treated as a request for redemption at the redemption date unless withdrawn by the shareholder.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table summarizes share redemption activity under the SRP during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023		2022
Shares of common shares redeemed	941	(1)	—
Weighted average price per share	$66.87		$—
(1) Does not include shares withheld to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.
Since July 31, 2014 and through March 31, 2023, the Company had redeemed 3,295,618 shares (excluding the Self-Tender Offer) of common shares for approximately $275.5 million at a weighted average price per share of $83.60 pursuant to the SRP.
Issuance of Restricted Share Units to Executive Officers, Employees and Board of Trustees
As of March 31, 2023, RSUs were granted pursuant to the Company’s Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Prior Plan”). On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Long-Term Incentive Plan (the “Plan”) which amended and restated the Prior Plan to (1) change the name of the Prior Plan in connection with the Company’s name change, (2) expressly provide for the grant of profits interests (or “LTIP Units”) in the Operating Partnership and (3) make conforming entity name changes throughout. Otherwise, the Plan contains the same material terms as the Prior Plan. The Plan provides for the grant of awards to the Company’s trustees, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted shares, share appreciation rights, distribution equivalent rights, LTIP Units, and other equity-based awards. The share-based payments are measured at fair value and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the plan is 777,778 shares. As of March 31, 2023, approximately 188,691 shares were available for future issuance under the plan.
As of March 31, 2023 and March 31, 2022, there was $16.9 million and $11.1 million, respectively, of unrecognized compensation expense remaining, which vests between nine months and three years.
Total compensation expense for the three months ended March 31, 2023 and March 31, 2022 was approximately $2.6 million and $1.8 million, respectively.
The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2021	169,846
Granted	116,749	$66.87
Forfeited	(9,404)	$80.38
Vested	(119,056)	$77.68
Balance at December 31, 2022	158,135
Granted	141,242	$60.05
Forfeited	—	$—
Vested(1)	(13,620)	$80.73
Balance at March 31, 2023	285,757
(1)    Total shares vested include 5,700 common shares that were tendered by employees during the three months ended March 31, 2023 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
10.     Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner.
As of March 31, 2023, noncontrolling interests were approximately 9.0% of total shares and 8.8% of weighted average shares outstanding (both measures assuming OP Units were converted to common shares). The Company has evaluated the terms of the OP Units, and as a result, has classified OP Units exchanged for limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the internalization of management of the Company in December 2018 (the “Self-Administration Transaction”), as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
As of March 31, 2023, the limited partners of the Operating Partnership owned approximately 3.5 million OP Units, which were issued to affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company, and in connection with the Self-Administration Transaction and other services. In addition, 0.2 million OP Units were issued to unaffiliated third parties unrelated to property contributions.
As of March 31, 2023, all limited partners of the Operating Partnership, other than those related to the Will Partners REIT, LLC property contribution (“Will Partners Contribution”) (See Noncontrolling Interest Subject to Redemption below), had the right to cause the Operating Partnership to redeem their OP Units for cash equal to the value of an equivalent number of common shares as calculated pursuant to the limited partnership agreement and applicable contribution agreement, but instead of redeeming such OP Units for cash, the Company could elect to purchase such limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed pursuant to the limited partnership agreement and applicable contribution agreement.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2023 and year ended December 31, 2022:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	$174,655	$218,653
Reclass of noncontrolling interest subject to redemption	10	957
Distributions to noncontrolling interests	(1,435)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(2)	(17)
Allocated net (loss) income	585	(39,714)
Allocated other comprehensive income (loss)	(656)	5,718
Ending balance	$173,157	$174,655
Noncontrolling interests subject to redemption
As of March 31, 2023, OP Units issued pursuant to the Will Partners Contribution are not included in permanent equity on the consolidated balance sheets, because, prior to the Listing, the limited partners holding these OP Units could cause the general partner to redeem the OP Units for the cash value, and the Company could not elect to purchase such limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed. Accordingly, prior to Listing, the general partner of the Operating Partnership did not control these redemptions. Therefore, as of March 31, 2023, these OP Units are presented on the consolidated balance sheets as of March 31, 2023 as noncontrolling interest subject to redemption at their redeemable value, and the net income (loss) and distributions attributed to these limited partners are allocated proportionately between common shareholders and other noncontrolling interests that are not considered redeemable.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Effective as of the Listing, the OP Units issued pursuant to the Will Partners Contribution are subject to the same redemption process as all other OP Units (i.e., can be redeemed for cash or, the Company can elect to purchase these OP Units by issuing common shares) as described above.

The Company intends to redeem all OP Units for common shares and all will be included in permanent equity going forward.

11.     Related Party Transactions
Summarized below are the related party transaction costs receivable and payable by the Company as of March 31, 2023 and December 31, 2022:

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2023	2022	2023	2022
Expensed
Costs advanced by the advisor	$16	$649	$27	$67
Administrative reimbursement	378	510	524	522
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	116	130
Other
Distributions	1,139	2,142	209	739
Total	$1,533	$3,301	$876	$1,458
Dealer Manager Agreement
The Company entered into a dealer manager agreement in September 2017 and associated form of participating dealer agreement (the “Dealer Manager Agreement”) with the dealer manager for a follow-on offering of up to $2.2 billion of shares, consisting of up to $2.0 billion of shares in a primary offering and $0.2 billion of shares pursuant to the DRP (collectively, the “Follow-On Offering”). The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's initial public offering, except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Note 9, Equity.
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement, the Company was required to pay to the dealer manager a distribution fee for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrued daily, was paid monthly in arrears, and was calculated based on the average daily NAV for the applicable month. Following the Listing, the Company is no longer required to pay any fees under the Dealer Manager Agreement.
Conflicts of Interest
Administrative Services Agreement
In connection with the Self-Administration Transaction, the Company, Operating Partnership, Griffin Capital Essential Asset TRS, Inc, and Griffin Capital Real Estate Company, LLC, on the one hand, and GCC and Griffin Capital, LLC (“GC LLC”), on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC and GC LLC continue to provide certain operational and administrative services to the Company at cost. The Company’s former Executive Chairman is also the Chief Executive Officer of and controls GCC, which is the sole member of GC LLC. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such services until such items are terminated from the ASA. Such costs are reconciled periodically and a full review of the costs is performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services. On March 30, 2022, June 30, 2022, and March 21, 2023, the Company amended the ASA to reduce the scope of services provided, including

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
removing the provision of office space and advisor services. Following such amendments, GCC and GC LLC are obligated to provide the Company with human resources support, and general corporate support on an as-needed basis.
Office Sublease
On March 25, 2022, the Company executed a sublease agreement with GCC (the “El Segundo Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of the Company’s corporate headquarters and where the Company conducts day-to-day business. The Building is part of a campus that contains other buildings and parking (the “Campus”). The El Segundo Sublease also entitles the Company to use certain common areas on the Campus. Prior to the sublease agreement being signed, the rent for the office space was paid to GCC as part of the Administrative Services Agreement. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the El Segundo Sublease. The Company’s former Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI.
The term of the El Segundo Sublease expires on June 30, 2024. The Company has one five-year extension option with respect to the entirety of the Building. To exercise this option, the Company must provide notice to GCC by June 30, 2023. If the Company does not provide such notice, the term of the El Segundo Sublease will expire, and the El Segundo Sublease will terminate, on June 30, 2024. The El Segundo Sublease provides for initial monthly base rent of approximately $0.05 million, subject to annual escalations of 3% as well as additional rent for certain operating expenses for the Building and portions of the Campus. As of March 31, 2023, the Company recorded a lease liability and a right-of-use asset for approximately $0.7 million and is included in Right of Use Asset and Lease Liability on the Company’s consolidated balance sheet.
Certain Conflict Resolution Procedures
Every transaction that the Company enters into with affiliates is subject to an inherent conflict of interest. The Board may encounter conflicts of interest in enforcing the Company's rights against any affiliate in the event of a default by or disagreement with an affiliate or in invoking powers, rights or options pursuant to any agreement between the Company and affiliates. See the Company’s Code of Business Conduct and Ethics available at the “Governance - Governance Documents” subpage of the “Investors” section of the Company's website at www.pkst.com for a detailed description of the Company's conflict resolution procedures.

12.     Leases
Lessor
The Company leases industrial and office space to tenants primarily under leases classified as non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses. Total minimum lease payments are recognized in rental income on a straight-line basis over the term of the related lease and estimated reimbursements from tenants for real estate taxes, insurance, common area maintenance and other recoverable operating expenses are recognized in rental income in the period that the expenses are incurred.
The Company recognized $58.3 million and $97.2 million of lease income related to operating lease payments for the three months ended March 31, 2023 and March 31, 2022, respectively.

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The Company's current leases have expirations ranging from 2023 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2023:

As of March 31, 2023
Remaining 2023	$163,529
2024	209,674
2025	195,564
2026	191,354
2027	172,679
Thereafter	769,851
Total	$1,702,651
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of March 31, 2023, the Company is the tenant under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
As of March 31, 2023, the Company is the tenant under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11. Related Party Transactions above, and (ii) a sublease for its office space in Chicago, Illinois, which sublease has a remaining lease term of approximately two years with one five-year renewal option, which is subject and subordinate to the rights of another tenant in the building.
The Company incurred operating lease costs of approximately $1.0 million for the three months ended March 31, 2023 and $1.1 million for the three months ended March 31, 2022, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for the three months ended March 31, 2023 and $0.6 million for the three months ended March 31, 2022.
The following table sets forth the weighted-average for the lease term and the discount rate as of March 31, 2023:

	As of March 31, 2023
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	76 years	16 years
Weighted-average discount rate (1)	4.87%	3.33%
(1)Because the rate implicit in each of the Company's leases was not readily determinable, the Company used an incremental borrowing rate. In determining the Company's incremental borrowing rate for each lease, the Company considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness, the impact of collateralization and the term of each of the Company's lease agreements.

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Maturities of lease liabilities as of March 31, 2023 were as follows:

	As of March 31, 2023
	Operating	Financing
Remaining 2023	$1,616	$554
2023	1,906	360
2024	1,567	365
2025	1,501	375
2026	1,524	381
2026	1,592	386
Thereafter	248,643	3,072
Total undiscounted lease payments	258,349	5,493
Less: imputed interest	(215,272)	(2,250)
Total lease liabilities	$43,077	$3,243

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
Capital Expenditures and Tenant Improvement Commitments
As of March 31, 2023, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $28.2 million.

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
The Company evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. Interest expense and general administrative expenses are not included in segment profit as our internal reporting addresses these items on a corporate level. Segment NOI is not a measure of operating income or cash flows from operating activities is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit in the same manner. The Company considers segment profit to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties. Additionally, the Company considers its interests in the Office Joint Venture as corporate related activity and excludes such amounts from its segment reporting.
A reconciliation of segment NOI for the three months ended March 31, 2023 and 2022 is as follows:

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	Three Months Ended March 31,
	2023	2022
Industrial NOI
Total Industrial revenues	$14,594	$15,500
Industrial operating expenses	(1,964)	(2,086)
Industrial NOI	12,630	13,414

Office NOI
Total Office revenues	39,189	85,846
Office operating expenses	(6,337)	(19,357)
Office NOI	32,852	66,489

Other NOI
Total Other revenues	13,190	14,843
Other operating expenses	(5,153)	(4,672)
Other NOI	8,037	10,171
Total NOI	$53,519	$90,074

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Income to Total NOI
Net (loss) income	$9,017	$2,730
General and administrative expenses	9,912	9,523
Corporate operating expenses to affiliates	378	510
Impairment provision, real estate	—	—
Depreciation and amortization	31,356	52,863
Interest expense	17,014	21,666
Other income, net	(1,396)	(101)
Loss from investment in unconsolidated entities	14,661	—
Gain from disposition of assets	(30,610)	—
Transaction expense	3,187	2,883
Total NOI	$53,519	$90,074
The following table presents the Company’s goodwill for each of the segments as of March 31, 2023 and December 31, 2022:

	As of March 31,	As of December 31,
	2023	2022
Goodwill
Industrial	$68,373	$68,373
Office	—	—
Other	26,305	26,305
Total Goodwill	$94,678	$94,678
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of the three months ended March 31, 2023 and year ended December 31, 2022:

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	As of March 31,	As of December 31,
	2023	2022
Industrial Real Estate, net
Total real estate	$740,421	$761,757
Accumulated depreciation and amortization	(133,524)	(137,738)
Industrial real estate, net	606,897	624,019

Office Real Estate, net
Total real estate	1,915,789	2,020,463
Accumulated depreciation and amortization	(297,603)	(305,829)
Office real estate, net	1,618,186	1,714,634

Other Real Estate, net
Total real estate	716,347	715,036
Accumulated depreciation and amortization	(207,301)	(201,072)
Other real estate, net	509,046	513,964

Total Real Estate, net	$2,734,129	$2,852,617
Total asset information by segment is not reported because the Company does not use this measure to assess performance or to make resource allocation decisions.

15.     Declaration of Distributions
On January 20, 2023 the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per share of each class of common share as of the close of each business day for the period commencing January 1, 2023 and ending on January 31, 2023. The Company paid such distributions to each shareholder of record on February 1, 2023.
On February 16, 2023, the Board declared an all-cash distribution rate, based on 365 days in the calendar year, of $0.002465753 per day ($0.90 per share annualized), subject to adjustments for class-specific expenses, per share of each class of common share as of the close of each business day for the period commencing February 1, 2023 and ending on February 28, 2023. The Company paid such distributions to each shareholder of record on February 24, 2023.
On March 14, 2023, the Board declared an all-cash monthly distribution for the month of March in the amount of $0.075 per common share. The dividend is payable on or about May 12, 2023 to shareholders of record as of May 2, 2023.

16.    Subsequent Events
Full Redemption of Perpetual Convertible Preferred Shares
On April 10, 2023, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with the Preferred Holder and Shinhan Asset Management Co., Ltd.
Pursuant to the Redemption Agreement, the Company redeemed from the Preferred Holder all 5,000,000 shares of “Series A Cumulative Perpetual Convertible Preferred Stock” (the “Series A Preferred Shares”) held by the Preferred Holder in exchange for (i) a redemption payment of $125.0 million, and (ii) the amount of accumulated and unpaid distributions of approximately $2.4 million, in accordance with the Articles Supplementary filed by the Company on April 30, 2019 (the “Articles Supplementary”). The Preferred Holder agreed to waive the Redemption Fee (as defined in the Articles Supplementary) in the amount of $1.9 million and any other payments in connection with the Series A Preferred Shares. The Redemption Agreement also terminates the Series A Cumulative Perpetual Convertible Stock Purchase Agreement dated as of August 8, 2018, by and between the Company and the Preferred Holder (the “Purchase Agreement”), and provides that any rights and privileges afforded to the Preferred Holder under the Purchase Agreement are terminated and canceled and of no further force or effect, including the Preferred Holder’s right to purchase, and the Company’s obligation to sell, the Second

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Tranche (as defined in the Purchase Agreement), and no party to the Purchase Agreement has any further obligations thereunder.
Termination of DRP
On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Peakstone Realty Trust is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations. The Company’s wholly-owned portfolio contains properties with key characteristics, including difficult-to-replicate locations and significant tenant investment in the building, which the Company believes make these properties more essential to the tenants.
The Company, founded in 2009 and headquartered in El Segundo, California, is led by an experienced, cycle-tested management team that, through equity ownership, is financially aligned with shareholders. The Company’s executive management team has as an average of more than three decades of commercial real estate experience, including experience operating public companies. The team has extensive knowledge of the Company’s existing portfolio and has nurtured a broad network of long-standing industry relationships, especially in the markets where the Company’s properties are located.
On March 1, 2021, we completed our acquisition of Cole Office & Industrial REIT (CCIT II), Inc. in a stock-for-stock transaction. On July 1, 2021, we changed our name from Griffin Capital Essential Asset REIT, Inc. to Griffin Realty Trust, Inc. and our operating partnership (the “Operating Partnership”) changed its name from Griffin Capital Essential Asset Operating Partnership L.P. to GRT OP, L.P.
On August 26, 2022, the Company completed the sale of a majority interest in a 41-property office portfolio (the “Initial Office Portfolio”) for a sale price of approximately $1.1 billion. On December 27, 2022, the Company completed a companion sale of a majority interest in a five-property portfolio (“Companion Office Portfolio” and together with the Initial Office Portfolio, the “Office Portfolio”) for a sale price of approximately $170.4 million.
In connection with the sale of the Office Portfolio, the Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), invested a combined $184.2 million for a 49% interest in a joint venture in which it is a member (the “Office Joint Venture”), through which it owns indirectly an approximate 49% interest in the Office Portfolio. The Company’s obligation to the Office Joint Venture is generally limited to such investments, and the Company is not obligated to make any capital contributions. The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “Mezzanine Loan”, and together with the Initial Mortgage Loan, the “Initial Office JV Loans”). The initial maturity date of the Initial Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Initial Mortgage Loan and the Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid approximately $6.7 million for the interest rate caps.
The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the sale of the Companion Office Portfolio, comprised of a $142.1 million mortgage loan, having an initial maturity date of January 6, 2024 (subject to two, one-year extension options), and an interest rate during the initial term of Term SOFR (1-month) with a 4% interest rate cap on SOFR + 4.25% (subject to a 0.25% increase during each extension term) (the “Companion Office JV Loan”, and together with the Initial Office JV Loans, the “Office JV Loans”). The Company has not guaranteed any debt obligations and has not otherwise committed to providing financial support in respect of the Office JV Loans. In addition, the Company does not anticipate receiving any near-term cash flow distributions from the assets that are part of the Office Portfolio. Considering the Company’s limited economic exposure to the Office Joint Venture, the Company excludes interests in the assets in the Office Joint Venture from operating data.
On April 13, 2023, the Company’s common shares, other than Class E, were converted into Class E common shares and all Class E common shares became listed (the “Listing”) on the New York Stock Exchange as “common shares”. The reverse share split also applied equally to common limited partnership units of the Operating Partnership (“OP Units”). The Company has retrospectively adjusted, for all periods presented, all share, per share and OP Unit amounts to reflect the impact of the reverse share split.
As of March 31, 2023, the Company’s wholly-owned properties consisted of 78 properties in 24 states and excludes the properties included in the Office Joint Venture, as discussed above. The Company’s contractual base rent excluding abatement periods and deducting base year operating expenses for gross and modified gross leases multiplied by 12 months (“Annualized Base Rent”) as of March 31, 2023 is approximately $213.4 million (for properties in the Company’s portfolio that had rent abatement periods as of March 31, 2023, the Company used the monthly contractual base rent payable following expiration of the abatement). As of March 31, 2023, the Company’s portfolio was approximately 95.3% leased, 94.6% occupied with a weighted average remaining lease term of approximately 6.9 years, and had a weighted average annual rent increase of approximately 1.9%. Approximately 61.5% of the Company’s Annualized Base Rent as of March 31, 2023 is expected to be generated pursuant to leases with respect to which the tenant, the lease guarantor or a non-guarantor parent of the tenant has an investment grade credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) approved by the U.S. Securities and Exchange Commission (e.g., Moody’s Investors Service, Inc., S&P Global Ratings and/or Fitch Ratings Inc.) or a company with a non-NRSRO credit rating (e.g., Bloomberg’s default risk rating) that management believes is generally equivalent to an NRSRO investment grade rating. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single NRSRO would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs; moreover, because the Company provides credit ratings for some companies that are non-guarantor parents of our tenants, such credit ratings may not be indicative of the creditworthiness of such tenants.
As a result of the pandemic and the resulting remote and hybrid work practices, demand for office space nationwide has declined and may continue to decline. While we have seen some positive recent movement in return-to-office mandates from employers, office occupancy remains down materially relative to pre-pandemic levels. In addition, the current challenging economic conditions and volatility in the capital markets (including recent bank failures) have adversely impacted commercial real estate overall and, in particular, the office sector. These market conditions and the potential for increased capital costs, among other things, have driven companies to be more reticent in making office-related investments. Also, debt financing for real estate companies is now more difficult to arrange. All of these trends and uncertainties may adversely impact the Company’s financial condition, results of operations and cash flows.
Notwithstanding the uncertain trajectory of the economy and access to capital, we believe we are positioning ourselves for success by leveraging the Company’s experienced, real estate-focused, cycle-tested management team to pursue our strategy which includes:
•Owning and operating a stabilized portfolio of wholly-owned, high-quality, newer-vintage single-tenant industrial and office properties located in diverse, strategic growth markets;
•Operating a self-funded business plan in the near-term through capital recycling and free cash flow; and
•Selectively acquiring high-quality industrial properties and, potentially, certain office assets.

Revenue Concentration
No tenant or property, based on Annualized Base Rent as of March 31, 2023, pursuant to the respective in-place leases, was greater than 5.4% as of March 31, 2023.
The percentage of Annualized Base Rent as of March 31, 2023 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rent (unaudited)	Number of Properties	Percentage of Annualized Base Rent
Arizona	$22,144	7	10.4%
New Jersey	19,210	5	9.0
Texas	18,398	6	8.6
Massachusetts	16,834	5	7.9
Colorado	16,214	6	7.6
California	14,249	3	6.7
Ohio	13,023	5	6.1
Alabama	11,334	2	5.3
South Carolina	9,682	3	4.5
North Carolina	8,875	5	4.2
All Others (1)	63,395	31	29.7
Total	$213,358	78	100.0%
(1)     All others are 4.1% or less of Annualized Base Rent on an individual state basis.
The percentage of Annualized Base Rent as of March 31, 2023, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rent (unaudited)	Number of Lessees	Percentage of Annualized Base Rent
Capital Goods	$34,387	16	16.1%
Consumer Services	21,279	5	10.0
Materials	19,926	5	9.3
Food, Beverage & Tobacco	16,639	3	7.8
Energy	16,081	3	7.5
Health Care Equipment & Services	13,948	6	6.5
Commercial & Professional Services	12,444	7	5.8
Utilities	11,266	2	5.3
Retailing	9,580	2	4.5
Telecommunication Services	9,277	3	4.3
All Others (2)	48,531	21	22.9
Total	$213,358	73	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.2% of total Annualized Base Rent on an individual industry basis.

The percentage of Annualized Base Rent as of March 31, 2023, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rent (unaudited)	Percentage of Annualized Base Rent
Keurig Dr. Pepper	$11,532	5.4%
Wood Group	$10,162	4.8%
Southern Company Services	$9,224	4.3%
LPL Holdings	$8,552	4.0%
Amazon	$8,451	4.0%
Freeport McMoRan	$7,867	3.7%
Maxar Technologies	$7,535	3.5%
RH	$7,340	3.4%
Wyndham Hotels & Resorts	$7,265	3.4%
McKesson	$6,048	2.8%
The tenant lease expirations by year based on Annualized Base Rent as of March 31, 2023 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2023	$4,422	2	180,000	2.1%
2024	24,296	11	2,357,400	11.4
2025	9,254	8	871,900	4.3
2026	12,723	4	1,449,100	6.0
2027	14,179	7	570,700	6.6
2028	19,275	13	2,152,100	9.0
>2028	129,209	40	10,487,100	60.6
Vacant	—	—	893,616	—
Total	$213,358	85	18,961,916	100.0%
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

Critical Accounting Estimates
The Company has established accounting estimates which conform to GAAP in the United States as contained in the FASB ASC. The preparation of the Company’s consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If management’s judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of the Company’s financial condition and results of operations to those companies.
For further information about the Company’s critical accounting estimates, refer to the consolidated financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC.
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
The Company’s ability to re-lease space subject to expiring leases will impact its results of operations and is affected by economic and competitive conditions in its markets. Approximately a quarter of the leases in the Company’s portfolio are scheduled to expire in the next three years, including approximately 2.1%, 11.4% and 4.3% of our Annualized Base Rent expiring in 2023, 2024 and 2025, respectively. The Company assumes, based upon internal renewal probability estimates, that some of its tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions.
The Company’s results of operations are primarily impacted by the Company’s ability to re-lease space subject to expiring leases, and our ability to dispose of and purchase industrial and select office assets, all of which impact period-to-period comparisons. For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion in “Overview” above, and (ii) the risks highlighted in the “Risk Factors” section of the Company’s Annual Report on Form 10-K.
Segment Information
The Company internally evaluates all of the properties and interests therein as three reportable segments: Industrial, Office and Other.
Same Store Analysis
For the three months ended March 31, 2023, our "Same Store" portfolio consisted of 78 properties, encompassing approximately 19.0 million square feet, with an acquisition value of $3.3 billion and Annualized Base Rent as of March 31, 2023 of $213.4 million. The Company’s "Same Store" portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 78 properties for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income	$64,766	$65,234	$(468)	(1)%
Property operating expense	$6,760	$6,659	$101	2%
Property management fees to non-affiliates	$460	$484	$(24)	(5)%
Property tax expense	$5,555	$4,956	$599	12%
Depreciation and amortization	$30,596	$32,169	$(1,573)	(5)%
Rental Income
The following table provides summary information for the Company’s Same Store portfolio revenues for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income
Industrial	$14,241	$14,290	$(49)	—%
Office	37,334	36,102	1,232	3%
Other	13,191	14,842	(1,651)	(11)%
Total rental income	$64,766	$65,234	$(468)	(1)%
Same Store rental income decreased $0.5 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to the following:

Office rental income increased $1.2 million for the three months ended March 31, 2023 compared to the same period in the prior year. The increase is primarily due to (i) an approximately $2.1 million increase in lease commencements and amendments in the three months ended March 31, 2023; (ii) an approximately $0.7 million increase in recoveries from common area and operating expense reconciliations; (iii) an approximately $0.4 million increase in recoveries due to two properties becoming landlord-managed instead of tenant-managed, which requires the Company to record recovery revenue and corresponding expense; offset by (iv) an approximately $1.8 million reduction in rental income related to expiring and early terminated leases.
Other rental income decreased $1.7 million for the three months ended March 31, 2023 compared to the same period in the prior year. The increase is primarily due to (i) $1.0 million in naturally expiring and early terminated leases and (ii) a $0.8 million decrease in termination income for the three months ended March 31, 2023.
Property Operating Expense
The following table provides summary information for the Company’s Same Store portfolio property operating expense for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Property operating expense
Industrial	$832	$982	$(150)	(15)%
Office	3,054	3,085	(31)	(1)%
Other	2,874	2,592	282	11%
Total property operating expense	$6,760	$6,659	$101	2%
Same Store property operating expense increased $0.1 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to following:
Industrial property operating expense decreased approximately $0.2 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to a decrease in snow removal costs at one property.
Other property operating expense increased $0.3 million for the three months ended March 31, 2023 compared to the same period in the prior year. The increase is primarily due to (i) an increase of $0.2 million in repairs, maintenance, and snow removal expense; and (ii) an approximately $0.1 million increase in utility expense.
Property Tax Expense
The following table provides summary information for the Company’s Same Store portfolio property tax expense for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Property tax expense
Industrial	$1,043	$955	$88	9%
Office	2,454	2,181	273	13%
Other	2,058	1,820	238	13%
Total property tax expense	$5,555	$4,956	$599	12%
Same Store property tax expense increased $0.6 million for the three months ended March 31, 2023 compared to the same period in the prior year primarily due to the following:
Office property tax expense increased $0.3 million during the three months ended March 31, 2023 compared to the same period a year prior. The increase is primarily due to an increase of $0.2 million as a result of three properties becoming landlord-managed instead of tenant-managed in the three months ended March 31, 2023, which requires the Company to record property tax expense and corresponding recovery revenue.

Other property tax expense increased $0.2 million during the three months ended March 31, 2023 compared to the same period a year prior. The increase is primarily due to an increase of $0.2 million as a result of one property becoming landlord-managed instead of tenant-managed in the three months ended March 31, 2023, which requires the Company to record property tax expense and corresponding recovery revenue.
Property Management Fees to Non-Affiliates
The following table provides summary information for the Company’s Same Store portfolio property management fees to non-affiliates for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Property management fees to non-affiliates
Industrial	$63	$63	$—	—%
Office	177	191	(14)	(7)%
Other	220	230	(10)	(4)%
Total property management fees to non-affiliates	$460	$484	$(24)	(5)%
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Depreciation and amortization	$30,596	$32,169	$(1,573)	(5)%
Same Store depreciation and amortization decreased $1.6 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to a decrease in accelerated amortization of intangibles due to naturally expiring and early terminated leases compared to the three months ended March 31, 2022.
Portfolio Analysis
Comparison of the Three Months Ended March 31, 2023 and March 31, 2022
The following table provides summary information about the Company’s results of operations directly related to the operations of the reportable segments for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income	$66,973	$116,189	$(49,216)	(42)%
Property operating expense	$7,110	$15,043	$(7,933)	(53)%
Property tax expense	$5,822	$10,033	$(4,211)	(42)%
Property management fees to non-affiliates	$522	$1,039	$(517)	(50)%

Rental Income
The following table provides summary information for the Company’s consolidated portfolio revenues, by reportable segment, for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income
Industrial	$14,594	$15,500	$(906)	(6)%
Office	39,189	85,846	(46,657)	(54)%
Other	13,190	14,843	(1,653)	(11)%
Total rental income	$66,973	$116,189	$(49,216)	(42)%
Total rental income decreased $49.2 million due to the following:
Industrial rental income decreased $0.9 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the disposition of two industrial properties in January and February 2023.
Office rental income decreased $46.7 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the sales of the Office Portfolio and two additional properties in the prior year.
Other rental income decreased $1.7 million for the three months ended March 31, 2023 compared to the same period in the prior year. The increase is primarily due to (i) a $0.8 million decrease related to the lease expiration at one property and (ii) a $0.8 million decrease in termination income for the three months ended March 31, 2023.
Property Operating Expense
The following table provides summary information for the Company’s consolidated portfolio property operating expense for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Property operating expense
Industrial	$842	$996	$(154)	(15)%
Office	3,394	11,451	(8,057)	(70)%
Other	2,874	2,596	278	11%
Total property operating expense	$7,110	$15,043	$(7,933)	(53)%
Total property operating expense decreased approximately $7.9 million primarily due to following:
Office property operating expense decreased $8.1 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the sales of the Office Portfolio and two additional properties in 2022.
Property Tax Expense
The following table provides summary information for our consolidated portfolio property tax expense for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Property tax expense
Industrial	$1,059	$1,028	$31	3%
Office	2,706	7,163	(4,457)	(62)%
Other	2,057	1,842	215	12%
Total property tax expense	$5,822	$10,033	$(4,211)	(42)%
Total property tax expense decreased approximately $4.2 million primarily due to the following:
Office property tax expense decreased $4.5 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the sales of the Office Portfolio and two additional properties in 2022.
Property Management Fees to Non-Affiliates
The following table provides summary information for our consolidated portfolio property management fees to non-affiliates for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
Property management fees to non-affiliates
Industrial	$63	$63	$—	—%
Office	237	743	(506)	(68)%
Other	222	233	(11)	(5)%
Total property management fees to non-affiliates	$522	$1,039	$(517)	(50)%
Property management fees to non-affiliates decreased $0.5 million primarily due to the following:
Office segment property management fees to non-affiliates decreased $0.5 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to the sale of the Initial Office Portfolio in August 2022.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended March 31, 2023 and March 31, 2022 (dollars in thousands):

	Three Months Ended March 31,		Increase/(Decrease)	Percentage Change
	2023	2022
General and administrative expenses	$9,912	$9,523	$389	4%
Corporate operating expenses to affiliates	$378	$510	$(132)	(26)%
Depreciation and amortization	$31,356	$52,863	$(21,507)	(41)%
Interest expense	$17,014	$21,666	$(4,652)	(21)%
Transaction expenses	$3,187	$2,883	$304	11%
Gain from disposition of assets	$30,610	$—	$30,610	100%
Net loss from investment in unconsolidated entity	$(14,661)	$—	$(14,661)	100%
Other income, net	$1,396	$101	$1,295	1,282%
Corporate Operating Expenses to Affiliates
Corporate operating expense to affiliates decreased approximately $0.1 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to an amendment to the Administrative Services Agreement in the prior year, which reduced the total services provided to the Company.
Depreciation and Amortization

Depreciation and amortization decreased by approximately $21.5 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) approximately $19.9 million related to the sales of the Office Portfolio and two additional properties in 2022; (ii) a decrease of approximately $1.5 million in accelerated amortization of intangibles due to early terminated leases compared to the three months ended March 31, 2022; offset by (iii) approximately $0.4 million due to real estate impairments recorded in 2022.
Interest Expense
Interest expense decreased by approximately $4.7 million for the three months ended March 31, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) an approximately $6.0 million decrease in interest expense related to the early payoff during the three months ended September 30, 2022 of a $200 million senior unsecured term loan under our credit facility that was scheduled to mature in June 2023, one mortgage loan with an outstanding principal balance of approximately $94.5 million that was scheduled to expire in April 2023, and one mortgage loan with an outstanding principal balance of approximately $375 million that was scheduled to expire in October 2027; offset by an approximately (ii) $1.6 million increase due to higher interest rates, net of hedging of interest rate swaps, during the three months ended March 31, 2023 compared to the prior year.
Transaction Expense
Transaction expense decreased by approximately $0.3 million for the three months ended March 31, 2023 compared to the same period in the prior year, primarily due to the timing of costs incurred related to strategic transactions.
Gain From Disposition of Assets
Gain from disposition of assets increased approximately $30.6 million for the three months ended March 31, 2023 compared to the same period in the prior year. The increase is primarily due to the sale of two industrial properties and one office property for three months ended March 31, 2023.
Net Loss From Investment in Unconsolidated Entities
Net loss from investment in unconsolidated entities increased approximately $14.7 million for the three months ended March 31, 2023 compared to the same period in the prior year due to the Company’s investment in the Office Joint Venture.
Other Income, Net
The increase in other income, net of $1.3 million for the three months ended March 31, 2023 compared to the same period in the prior year is primarily due to an increase of $1.1 million of interest income during the three months ended March 31, 2023.

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

Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Net income	$9,017	$2,730
Adjustments:
Depreciation of building and improvements	20,054	32,093
Amortization of leasing costs and intangibles	11,397	20,858
Equity interest of depreciation of building and improvements - unconsolidated entities	7,238	—
Gain from disposition of assets, net	(30,610)	—
FFO	17,096	55,681
Distribution to redeemable preferred shareholders	(2,376)	(2,516)
FFO attributable to common shareholders and limited partners	$14,720	$53,165
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and limited partners	$14,720	$53,165
Adjustments:
Revenues in excess of cash received, net	(4,283)	(3,298)
Amortization of share-based compensation	2,556	1,757
Deferred rent - ground lease	433	517
Unrealized loss (gain) on investments	(32)	90
Amortization of above/(below) market rent, net	(122)	(414)
Amortization of debt premium/(discount), net	102	101
Amortization of ground leasehold interests	(96)	(89)
Amortization of below tax benefit amortization	368	368
Amortization of deferred financing costs	1,274	791
Company's share of amortization of deferred financing costs- unconsolidated entity	9,632	—
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	(826)	—
Company's share of amortization of above market rent - unconsolidated entity	(288)	—
Write-off of transaction costs	32	18
Employee separation expense	—	70
Transaction expenses	3,187	2,883
Amortization of lease inducements	101	69
AFFO available to common shareholders and limited partners	$26,758	$56,028
FFO per share, basic and diluted	$0.37	$1.34
AFFO per share, basic and diluted	$0.68	$1.41

Weighted-average common shares outstanding - basic and diluted EPS	35,999,325	36,071,465
Weighted-average OP Units	3,537,654	3,537,654
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,536,979	39,609,119

NOI, Cash NOI and Same Store Cash NOI
Net operating income is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss and termination income. Net operating income on a cash basis (“Cash NOI”) is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. Net operating income on a cash basis for our Same Store portfolio (“Same Store Cash NOI”) is Cash NOI for properties held for the entirety of all periods presented. We believe that NOI, Cash NOI and Same Store Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI, Cash NOI and Same Store Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI, Cash NOI and Same Store Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
Our calculation of each of NOI, Cash NOI and Same Store Cash NOI is presented in the following table for three months ended March 31, 2023 and 2022 (dollars in thousands):

	Three Months Ended March 31,
	2023	2022
Reconciliation of Net Income to Total NOI
Net income	$9,017	$2,730
General and administrative expenses	9,912	9,523
Corporate operating expenses to affiliates	378	510
Impairment provision, real estate	—	—
Depreciation and amortization	31,356	52,863
Interest expense	17,014	21,666
Other loss (income), net	(1,396)	(101)
Loss from investment in unconsolidated entities	14,661	—
Gain from disposition of assets	(30,610)	—
Transaction expense	3,187	2,883
Total NOI	$53,519	$90,074

	Three Months Ended March 31,
	2023	2022
Cash NOI Adjustments
Industrial:
Industrial NOI	$12,630	$13,413
Straight-line rents	(117)	(215)
Amortization of acquired lease intangibles	(95)	(86)
Deferred termination income	(24)	—
Industrial cash NOI	12,394	13,112

Office:
Office NOI	32,852	66,489
Straight-line rents	(4,457)	(2,518)
Amortization of acquired lease intangibles	99	(211)
Deferred termination income	—	—
Deferred ground lease	433	512
Other intangible amortization	368	368
Inducement amortization	101	69
Office Cash NOI	29,396	64,709

Other:
Other NOI	8,037	10,172
Straight-line rents	315	192
Amortization of acquired lease intangibles	(126)	(116)
Deferred termination income	—	(758)
Deferred ground lease	—	5
Other Cash NOI	8,226	9,495
Total Cash NOI	$50,016	$87,316

Same Store Cash NOI Adjustments
Industrial:
Industrial cash NOI	$12,394	$13,112
Cash NOI for recently acquired properties	—	—
Cash net operating income for recently disposed properties	(313)	(1,139)
Industrial Same Store cash NOI	12,081	11,973

Office:
Office cash NOI	29,396	64,709
Cash NOI for recently acquired properties	—	—
Cash net operating income for recently disposed properties	(1,257)	(35,309)
Office Same Store cash NOI	28,139	29,400

Other:

Other cash NOI	8,226	9,495
Cash NOI for recently acquired properties	—	—
Cash net operating (income) loss for recently disposed properties	—	—
Other Same Store cash NOI	8,226	9,495
Cash NOI from the operating partnership	—	25
Total Same Store cash NOI	$48,446	$50,893

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as the ability and willingness of our tenants to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, distributions, redemptions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, we anticipate that cash needs will be met from funds from operations and our credit facility. We anticipate that cash flows from continuing operations and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, distributions and other requirements over the next 12 months and in the longer term.
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement, we, through the Operating Partnership, as the borrower, were provided with a $1.7 billion credit facility consisting of a $750 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in September 2023 with, subject to the satisfaction of certain customary conditions, a series of extension options through January 31, 2026, a $400 million senior unsecured term loan maturing in April 2024 (the “$400M 2024 5-Year Term Loan”), a $400 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and a $150 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) (collectively, the “KeyBank Loans”). The $400M 2024 5-Year Term Loan was paid-off as noted below. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of March 31, 2023, the available undrawn capacity under the Revolving Credit Facility was $132.3 million.
Seventh Amendment to the Second Amended and Restated Credit Agreement
Prior to the Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 31, 2023 (the “Seventh Amendment”), the final Revolving Credit Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On March 21, 2023, we, through our Operating Partnership, entered into the Seventh Amendment, which, among other things, (i) permits our Operating Partnership to extend the Revolving Commitments (as defined in the Second Amended and Restated Credit Agreement) of each Extending Revolving Lender (as defined in the Second Amended and Restated Credit Agreement) through January 31, 2026 (the “Subsequent Extension”); (ii) amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) to reduce the baseline calculation for the required Tangible Net Worth from $2,030,720,237 to $1,000,000,000; and (iii) added a covenant that prohibits any special distributions from extraordinary non-recurring income.
The exercise of the Subsequent Extension by our Operating Partnership is conditioned upon, among other things, (i) prior to June 30, 2024, the Company consummating a listing of its equity interests which results in such equity interests being traded on the New York Stock Exchange, and (ii) the payment of an extension fee on the effective date of the Subsequent Extension in an amount equal to 20 basis points of the amount of Revolving Commitments being extended in connection with the Subsequent Extension. With the Listing, the condition noted in clause (i) has been satisfied.
In connection with the Seventh Amendment, and as a condition to the effectiveness thereof, our Operating Partnership prepaid the outstanding principal balance ($400,000,000) of the $400M 2024 5-Year Term Loan. The prepayment was funded through a draw on the revolving credit facility portion of the Second Amended and Restated Credit Agreement.

The interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 2025 5-Year Term Loan, and the $150M 2026 7-Year Term Loan from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If our Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor's Rating Services, Moody's Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of the $400M 2025 5-Year Term Loan and the $150M 2026 7-Year Term Loan, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that the benchmark index is discontinued.
Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements to hedge the variable cash flows associated with our variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Derivatives were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the derivatives is recognized directly in earnings.
The following table sets forth a summary of the interest rate swaps at March 31, 2023 and December 31, 2022 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$10,324	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	6,877	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	5,118	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,179	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,524	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	2,524	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	2,492	3,408	100,000	100,000
Total				$33,038	$41,404	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of March 31, 2023, derivatives where in an asset/liability position are included in the line item “Interest rate swap assets” or "Interest rate swap liability," in the consolidated balance sheets at fair value.
Common Equity
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 for the registration of up to $100 million in shares pursuant to our distribution reinvestment plan (the “DRP”). On October 1, 2021, we announced a suspension of our DRP, effective October 11, 2021. As of March 31, 2023, we had sold 3,946,642 shares for approximately $341.1 million under our DRP. On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023.
Share Redemption Program
Prior to its termination upon the Listing, the Company had adopted a share redemption program (“SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year. During the three months ended March 31, 2023, we redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.

Perpetual Convertible Preferred Shares
Upon consummation of our Predecessor’s merger with certain other related entities, we issued 5,000,000 Series A Preferred Shares to the Preferred Holder (defined below). We assumed the purchase agreement (the "Purchase Agreement") that our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the “Preferred Holder”) and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Preferred Holder, pursuant to which the Preferred Holder agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the “Series A Preferred Shares”) in two tranches, each comprising 5,000,000 Series A Preferred Shares.
Pursuant to the Purchase Agreement, the Preferred Holder agreed to purchase an additional 5,000,000 Series A Preferred Shares (the “Second Issuance”) at a later date (the “Second Issuance Date”) for an additional purchase price of $125 million subject to approval by the Preferred Holder’s internal investment committee and the satisfaction of certain conditions set forth in the Purchase Agreement. This additional purchase was not completed. Pursuant to the Purchase Agreement, the Preferred Holder was generally restricted from transferring the Series A Preferred Shares or the economic interest in the Series A Preferred Shares for a period of five years from the applicable closing date.
Full Redemption of Perpetual Convertible Preferred Shares
On April 10, 2023, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with the Preferred Holder and Shinhan Asset Management Co., Ltd.
Pursuant to the Redemption Agreement, the Company redeemed from the Preferred Holder all 5,000,000 Series A Preferred Shares held by the Preferred Holder in exchange for a redemption payment of $125 million, plus accumulated and unpaid distributions of $2,375,868.06, in accordance with the Articles Supplementary filed by the Company on April 30, 2019 (the “Articles Supplementary”). The Preferred Holder agreed to waive the Redemption Fee (as defined in the Articles Supplementary) in the amount of $1.875 million and any other payments in connection with the Series A Preferred Shares. The Redemption Agreement also terminates the Purchase Agreement, and provides that any rights and privileges afforded to the Preferred Holder under the Purchase Agreement are terminated and canceled and of no further force or effect, including the Preferred Holder’s right to purchase, and the Company’s obligation to sell, the Second Issuance, and no party to the Purchase Agreement has any further obligations thereunder.
Distributions for Perpetual Convertible Preferred Shares
Subject to the terms of the Articles Supplementary, the holder of the Series A Preferred Shares was entitled to receive distributions quarterly in arrears at a rate equal to one-fourth (1/4) of the applicable varying rate, as follows:
i.6.55% from and after August 8, 2018 until August 8, 2023, or if the Second Issuance occurs, the five year anniversary of the Second Issuance Date (the “Reset Date”), subject to paragraphs (iii) and (iv) below;
ii.6.75% from and after the Reset Date, subject to paragraphs (iii) and (iv) below;
iii.if a listing of our Class E common shares or the Series A Preferred Shares on a national securities exchange registered under Section 6(a) of the Exchange Act, did not occur by August 1, 2020 (the “First Triggering Event”), 7.55% from and after August 2, 2020 and 7.75% from and after the Reset Date, subject to paragraph (iv) below and certain conditions as set forth in the Articles Supplementary; or
iv.if such a listing did not occur by August 1, 2021, 8.05% from and after August 2, 2021 until the Reset Date, and 8.25% from and after the Reset Date.
As of March 31, 2023, our annual distribution rate was 8.05% for the Series A Preferred Shares since no listing of either our common shares or the Series A Preferred Shares occurred prior to August 1, 2021.
Liquidation Preference
Upon any voluntary or involuntary liquidation, dissolution or winding up of the Company, the holders of the Series A Preferred Shares were entitled to be paid out of our assets legally available for distribution to the shareholders, after payment of or provision for our debts and other liabilities, liquidating distributions, in cash or property at its fair market value as determined by the Board, in the amount, for each outstanding Series A Preferred Share equal to $25.00 per Series A Preferred

Share (the “Liquidation Preference”), plus an amount equal to any accumulated and unpaid distributions to the date of payment, before any distribution or payment is made to holders of common shares or any other class or series of equity securities ranking junior to the Series A Preferred Shares but subject to the preferential rights of holders of any class or series of equity securities ranking senior to the Series A Preferred Shares. After payment of the full amount of the Liquidation Preference to which they are entitled, plus an amount equal to any accumulated and unpaid distributions to the date of payment, the holders of Series A Preferred Shares would have no right or claim to any of our remaining assets.
Company Redemption Rights
The Series A Preferred Shares were redeemable by the Company, in whole or in part, at our option, at a per share redemption price in cash equal to $25.00 per Series A Preferred Share (the “Redemption Price”), plus any accumulated and unpaid distributions on the Series A Preferred Shares up to the redemption date, plus, a redemption fee of 1.5% of the Redemption Price in the case of a redemption that occurred on or after the date of the First Triggering Event, but before August 8, 2023. As discussed above, on April 10, 2023, the Company redeemed all 5,000,000 Series A Preferred Shares held by the Preferred Holder.
Holder Redemption Rights
In the event we failed to effect a listing of our common shares or Series A Preferred Shares by August 1, 2023, the holder of any Series A Preferred Shares had the option to request a redemption of such shares on or on any date following August 1, 2023, at the Redemption Price, plus any accumulated and unpaid distributions up to the redemption date (the “Redemption Right”); provided, however, that no holder of the Series A Preferred Shares had a Redemption Right if such a listing occurred prior to or on August 1, 2023.
Conversion Rights
Subject to our redemption rights and certain conditions set forth in the Articles Supplementary, a holder of the Series A Preferred Shares, at his or her option, had the right to convert such holder's Series A Preferred Shares into shares of our common shares any time after the earlier of (i) August 8, 2023, or if the Second Issuance occurred, five years from the Second Issuance Date or (ii) a Change of Control (as defined in the Articles Supplementary) at a per share conversion rate equal to the Liquidation Preference divided by the then Common Shares Fair Market Value (as defined in the Articles Supplementary).
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our common shares or OP Units, proceeds from secured or unsecured financings, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and joint venture arrangements, which would enable us to acquire or develop properties. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.
Liquidity Requirements
Our principal liquidity needs for the next 12 months and in the longer term are to fund:
•normal recurring expenses;
•debt service and principal repayment obligations; including any maturing debt that we may be unable to refinance on attractive terms or at all;
•capital expenditures, including tenant improvements and leasing costs;
•distributions to common shareholders, and distributions to holders of OP Units; and
•possible acquisition of properties.

Our long-term liquidity requirements consist primarily of funds necessary to acquire additional properties and repay indebtedness. We expect to meet our long-term liquidity requirements through various sources of capital, as described above. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.
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
The Company’s material cash requirements as of March 31, 2023 including the following contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2023	Thereafter
Outstanding debt obligations (1)	$1,468,930	$22,230	$1,446,700
Interest on outstanding debt obligations (2)	275,901	58,128	217,773
Ground lease obligations	264,539	1,649	262,890
Total	$2,009,370	$82,007	$1,927,363
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at March 31, 2023. Projected interest payments on the KeyBank Loans are based on the contractual interest rates in effect at March 31, 2023.
Capital Expenditures and Tenant Improvement Commitments
As of March 31, 2023, we also had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $28.2 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $115.1 million during the three months ended March 31, 2023 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Net cash provided by operating activities	$22,251	$55,916	$(33,665)
Net cash used in investing activities	$164,981	$(2,534)	$167,515
Net cash used in financing activities	$(54,967)	$(36,219)	$(18,748)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the three months ended March 31, 2023, we generated $22.3 million in cash from operating activities compared to $55.9 million for the three months ended March 31, 2022. The decrease in cash from operating activities for the three months ended March 31, 2023 was primarily due to the property dispositions that occurred in 2022 and 2023.

Investing Activities. Cash provided by investing activities for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$165,897	$—	$165,897
Distributions of capital from investment in unconsolidated entities	—	—	—
Total sources of cash provided by investing activities	$165,897	$—	$165,897
Uses of cash for investing activities:
Payments for construction in progress	$(846)	$(2,280)	$1,434
Purchase of investments	(70)	(75)	5
Investment in unconsolidated entities	—	(179)	179
Total uses of cash used in investing activities	$(916)	$(2,534)	$1,618
Net cash used in investing activities	$164,981	$(2,534)	$167,515
Financing Activities. Cash used in financing activities for the three months ended March 31, 2023 and 2022 consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	Increase (decrease)
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$400,000	$—	$400,000
Proceeds from borrowings - Term Loan	—	—	—
Total sources of cash provided by financing activities	$400,000	$—	$400,000
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(19,013)	—	(19,013)
Principal payoff of indebtedness - Term Loan	(400,000)	—	(400,000)
Principal amortization payments on secured indebtedness	(1,858)	(2,199)	341
Offering costs	(9)	(14)	5
Deferred financing costs	(2,580)	—	(2,580)
Repurchase of common shares	(4,443)	—	(4,443)
Distributions to noncontrolling interests	(2,136)	(2,746)	610
Distributions to preferred units subject to redemption	(2,516)	(2,516)	—
Repurchase of common shares to satisfy employee tax withholding requirements	(381)	(459)	78
Distributions to common shareholders	(21,822)	(28,075)	6,253
Financing lease payment	(209)	(210)	1
Total sources of cash used in financing activities	$(454,967)	$(36,219)	$(418,748)
Net cash (used in) provided by financing activities	$(54,967)	$(36,219)	$(18,748)
Distributions will be paid to our shareholders as of the record date selected by our Board. We expect to pay distributions on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. Distributions will be authorized at the discretion of our Board. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;
•tenant improvements, capital expenditures and reserves for such expenditures;
•the issuance of additional shares; and

•financings, refinancings, debt repayment and limitations on distributions under our credit facility and/or mortgage     debt.
Distributions may be funded with operating cash flow from our properties. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to shareholders. The following table shows distributions paid and cash flow provided by operating activities during the three months ended March 31, 2023 and year ended December 31, 2022 (dollars in thousands):

	Three Months Ended March 31, 2023			Year Ended December 31, 2022
Distributions paid in cash — noncontrolling interests	$2,136			$11,136
Distributions paid in cash — common shareholders	21,822			114,110
Distributions paid in cash — preferred shareholders	2,516			10,063
Distributions of DRP	—			—
Total distributions	$26,474	(1)		$135,309
Source of distributions (2)
Paid from cash flows provided by operations	$22,251		84%	$135,309	100%
Cash on hand	4,223		16	—	—
Total sources	$26,474	(3)	100%	$135,309	100%

Net cash provided by operating activities	$22,251			$152,676
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of March 31, 2023 were $3.0 million for common shareholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the three months ended March 31, 2023, we paid and declared cash distributions of approximately $14.9 million to common shareholders including shares issued pursuant to the DRP and approximately $1.5 million to the limited partners of the Operating Partnership, as compared to FFO attributable to common shareholders and limited partners and AFFO available to common shareholders and limited partners for the three months ended March 31, 2023 of approximately $14.7 million and $26.8 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through March 31, 2023, we paid approximately $1.1 billion of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $792.6 million.
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
As of March 31, 2023, our debt consisted of approximately $1.3 billion in fixed rate debt (including the interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $7.3 million). As of December 31, 2022, our debt consisted of approximately $1.3 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.4 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as SOFR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $2.0 million annually.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2023, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Prior to its termination upon the Listing, the Company had adopted the SRP that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis on August 5, 2022 (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) with the cap on quarterly redemptions tied to a dollar amount set by the Board and disclosed by the Company. Quarterly redemptions were capped at $5 million (or some other quarterly or annual amount determined by the Board and announced at least 10 business days before the applicable redemption date). In addition, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.
During the three months ended March 31, 2023, we repurchased shares as follows:

For the Month Ended	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 31, 2023	—		$—	—	—
February 28, 2023	941		$66.87	—	(1)
March 31, 2023	5,700	(2)	$66.87	—	(1)
(1) For a description of the maximum number of shares that may have been purchased under our SRP, see Note 9, Equity, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The SRP terminated upon the Listing.
(2) Consists of shares repurchased pursuant to provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On March 14, 2023, the Board amended and restated the existing bylaws of the Company (“Existing Bylaws”), effective as of, and subject to the occurrence of, the Listing which occurred on April 13, 2023. The amendments to the Existing Bylaws effected the following, among other things:

•Modified the advance notice provisions by requiring that shareholders submit a notice of nomination for trustees or other business to be presented at the Company’s annual meeting of shareholders no earlier than 150 days and no later than 120 days prior to the first anniversary of the Company’s proxy statement for the preceding year (such notice was required to be delivered no earlier than 90 days and no more than 120 days prior to the first anniversary of the mailing of the notice of the meeting for the preceding year’s annual meeting); and
•Modified the advance notice provisions to reflect certain procedural requirements related to the Securities and Exchange Commission’s recently adopted “universal proxy” rules, as well as certain technical, conforming and clarifying changes in connection therewith, including the following:
◦Inclusion of a requirement that no shareholder or associated person may solicit proxies in support of any nominee(s) unless such shareholder complies with Rule 14a-19 under the Exchange Act, in connection with the solicitation of such proxies,
◦Expansion of the scope of disclosures required by a proposing shareholder seeking to submit a trustee nomination to include a representation as to whether the shareholder or any associated person intends to solicit proxies in support of trustee nominees other than individuals nominated by the board, in compliance with the requirements of Rule 14a-19 under the Exchange Act, and
◦Inclusion of a restriction that shareholders are not entitled to submit more nominees than the number of trustees to be elected and may not submit additional or substitute nominees after the trustee nomination submission deadline described in the bylaws.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
3.3	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686
3.4	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
4.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed on March 24, 2023, SEC File No. 000-55605
10.1
Seventh Amended and Restated Limited Partnership Agreement of GRT OP, L.P., dated February 23, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on February 27, 2023, SEC File No. 000-55605

10.2
Amendment No. 1 to the Seventh Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated March 16, 2023, incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K, filed on March 24, 2023, SEC File No. 000-55605

10.3
Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686

10.4
Seventh Amendment to Second Amended and Restated Credit Agreement dated March 21, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2023, SEC File No. 000-55605

10.5
Amendment No. 2 to the Griffin Realty Trust Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 24, 2023, SEC File No. 000-55605

10.6
Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2023, SEC File No. 000-55605

10.7
Redemption Agreement dated April 10, 2023, by and among Peakstone Realty Trust, SH Global Private Real Estate Trust No. 13(H) and Shinhan Asset Management Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2023, SEC File No. 000-55605

10.8*	Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Michael J. Escalante
10.9*	Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Javier F. Bitar
10.10*	Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer
10.11*
Letter Agreement dated March 21, 2023, by and among Griffin Capital Company, LLC, Griffin Capital, LLC, Peakstone Realty Trust, PKST OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC

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
101*
The following Peakstone Realty Trust financial information for the period ended March 31, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	May 9, 2023	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)