Form 10-Q
period 2023-06-30
Peakstone Realty Trust
filed 2023-08-08
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 8, 2023, there were 35,978,022 common shares outstanding.

FORM 10-Q
PEAKSTONE REALTY TRUST

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; recent and ongoing disruption in the debt and banking markets; occupancy, rent deferrals and the financial condition of our tenants; whether work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; future financial and operating results, plans, objectives, expectations and intentions; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plan, including any dispositions; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those risks disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and in our most recent Annual Report on Form 10-K.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on any forward-looking statements, which are based only on information currently available to us.
Notice Regarding Non-GAAP Financial Measures. In addition to U.S. GAAP financial measures, this document contains and may refer to certain non-GAAP financial measures. These non-GAAP financial measures are in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures should not be considered replacements for, and should be read together with, the most comparable GAAP financial measures. Reconciliations to the most directly comparable GAAP financial measures and statements of why management believes these measures are useful to investors are included in this Appendix if the reconciliation is not presented on the page in which the measure is published.

Available Information
We make available on the “SEC Filings” subpage of the investors section of our website (www.pkst.com) free of charge our quarterly reports on Form 10-Q, including this Quarterly Report on Form 10-Q, annual reports on Form 10-K, current reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the Securities and Exchange Commission (the “SEC”). Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Business Conduct and Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board of Trustees (the “Board”) are also available on the “Governance - Governance Documents” subpage of the “Investors” section of our website. We use our website (www.pkst.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

PART I. FINANCIAL INFORMATION

PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$360,626	$233,180
Restricted cash	3,042	4,764
Real estate:
Land	245,872	327,408
Building and improvements	2,045,409	2,631,965
Tenant origination and absorption cost	421,795	535,889
Construction in progress	1,576	1,994
Total real estate	2,714,652	3,497,256
Less: accumulated depreciation and amortization	(526,085)	(644,639)
Total real estate, net	2,188,567	2,852,617
Investments in unconsolidated entity	146,395	178,647
Intangible assets, net	31,315	33,861
Deferred rent receivable	63,053	79,572
Deferred leasing costs, net	17,432	26,507
Goodwill	94,678	94,678
Right of use asset	34,615	35,453
Interest rate swap asset	41,046	41,404
Other assets	29,457	31,877
Real estate assets and other assets held for sale, net	—	20,816
Total assets	$3,010,226	$3,633,376
LIABILITIES AND EQUITY
Debt, net	$1,460,536	$1,485,402
Restricted reserves	627	627
Distributions payable	8,295	12,402
Due to related parties	1,043	1,458
Intangible liabilities, net	17,989	20,658
Lease liability	46,368	46,519
Accrued expenses and other liabilities	80,542	80,175
Total liabilities	1,615,400	1,647,241

Commitments and contingencies (Note 13)

Perpetual convertible preferred shares	—	125,000
Noncontrolling interests subject to redemption; zero and 61,788 units as of June 30, 2023 and December 31, 2022	—	3,812
Shareholders’ equity:
Common shares, $0.001 par value; shares authorized, 800,000,000; shares outstanding in the aggregate, 35,924,476 and 35,999,898 as of June 30, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	2,959,011	2,948,600
Cumulative distributions	(1,059,668)	(1,036,678)
Accumulated (loss) income	(680,369)	(269,926)
Accumulated other comprehensive income (loss)	40,282	40,636
Total shareholders’ equity	1,259,292	1,682,668
Noncontrolling interests	135,534	174,655
Total equity	1,394,826	1,857,323
Total liabilities and equity	$3,010,226	$3,633,376
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Rental income	$62,540	$123,073	$129,513	$239,262
Expenses:
Property operating expense	6,919	14,335	14,029	29,378
Property tax expense	5,545	11,482	11,367	21,515
Property management fees	430	1,045	952	2,084
General and administrative expenses	12,030	8,750	21,758	17,942
Corporate operating expenses to related parties	341	416	718	926
Depreciation and amortization	30,472	59,980	61,827	112,843
Real estate impairment provision	397,373	75,557	397,373	75,557
Total expenses	453,110	171,565	508,024	260,245
Income before other income and (expenses)	(390,570)	(48,492)	(378,511)	(20,983)
Other income (expenses):
Interest expense	(16,068)	(22,366)	(33,082)	(44,032)
Other income (loss), net	2,747	(196)	3,959	(426)
Net loss from investment in unconsolidated entity	(17,508)	—	(32,169)	—
Gain (loss) from disposition of assets	(9,701)	—	20,909	—
Transaction expenses	(21,303)	(5,545)	(24,490)	(8,428)
Net loss	(452,403)	(76,599)	(443,384)	(73,869)
Distributions to redeemable preferred shareholders	—	(2,516)	(2,375)	(5,032)
Preferred units redemption	(4,970)	—	(4,970)	—
Net loss attributable to noncontrolling interests	40,909	6,952	40,324	6,933
Net loss attributable to controlling interests	(416,464)	(72,163)	(410,405)	(71,968)
Distributions to redeemable noncontrolling interests attributable to common shareholders	(13)	(44)	(36)	(88)
Net loss attributable to common shareholders	$(416,477)	$(72,207)	$(410,441)	$(72,056)
Net loss attributable to common shareholders per share, basic and diluted	$(11.59)	$(2.00)	$(11.43)	$(2.00)
Weighted average number of common shares outstanding, basic and diluted	35,922,706	36,079,905	35,960,804	36,075,708
Cash distributions declared per common share	$0.23	$0.79	$0.64	$1.57
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income (loss)	$(452,403)	$(76,599)	$(443,384)	$(73,869)
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	(973)	—	(83)	—
Change in fair value of swap agreements	8,040	9,729	(295)	43,620
Total comprehensive income	(445,336)	(66,870)	(443,762)	(30,249)
Distributions to redeemable preferred shareholders	—	(2,516)	(2,375)	(5,032)
Preferred units redemption charge	(4,970)	—	(4,970)	—
Distributions to redeemable noncontrolling interests attributable to common shareholders	(13)	(44)	(36)	(88)
Comprehensive income attributable to noncontrolling interests	40,277	6,097	40,347	3,099
Comprehensive income attributable to common shareholders	$(410,042)	$(63,333)	$(410,796)	$(32,270)
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	13,620	—	2,556	—	—	—	2,556	—	2,556
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,700)	—	(381)	—	—	—	(381)	—	(381)
Cash distributions to common shareholders	—	—	—	(14,873)	—	—	(14,873)	—	(14,873)
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,435)	(1,435)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(2)	(2)
Offering costs	—	—	(9)	—	—	—	(9)		(9)
Net income	—	—	—	—	6,033	—	6,033	585	6,618
Other comprehensive loss	—	—	—	—	—	(6,789)	(6,789)	(656)	(7,445)
Balance as of March 31, 2023	36,006,922	$36	$2,950,706	$(1,051,551)	$(263,893)	$33,847	$1,669,145	$173,157	$1,842,302
Deferred equity compensation	33,092	—	4,034	—	—	—	4,034	—	4,034
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(49,738)	—	(1,069)	—	—	—	(1,069)	—	(1,069)
Cash distributions to common shareholders	—	—	—	(8,117)	—	—	(8,117)	—	(8,117)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	—	—
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Repurchase of noncontrolling interests	4,188	—	370	—	—	—	370	(370)	—
Reclass of redeemable non-controlling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(776)	(776)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(1)	(1)
Offering costs on preferred units	—	—	4,970	—	—	—	4,970	—	4,970
Net loss	—	—	—	—	(416,476)	—	(416,476)	(40,909)	(457,385)
Other comprehensive loss	—	—	—	—	—	6,435	6,435	632	7,067
Balance as of June 30, 2023	35,924,476	$36	$2,959,011	$(1,059,668)	$(680,369)	$40,282	$1,259,292	$135,534	$1,394,826
See accompanying notes.

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2021	36,070,902	$36	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	14,248	—	1,757	—	—	—	1,757	—	1,757
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,621)	—	(459)	—	—	—	(459)	—	(459)
Cash distributions to common shareholders	—	—	—	(28,073)	—	—	(28,073)	—	(28,073)
Reversal of shares for distribution reinvestment plan	(2)	—	—	—	—	—	—	—	—
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	99	99
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(14)	—	—	—	(14)	—	(14)
Net income	—	—	—	—	151	—	151	19	170
Other comprehensive income	—	—	—	—	—	30,912	30,912	2,979	33,891
Balance of March 31, 2022	36,079,527	$36	$2,953,256	$(950,635)	$142,134	$12,204	$2,157,284	$219,048	$2,376,332
Deferred equity compensation	2,756	—	1,685	—	—	—	1,685	—	1,685
Cash distributions to common stockholders	—	—	—	(28,393)	—	—	(28,393)	—	(28,393)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(72,207)	—	(72,207)	(6,952)	(79,159)
Other comprehensive income	—	—	—	—	—	8,874	8,874	855	9,729
Balance as of June 30, 2022	36,082,283	$36	$2,954,932	$(979,028)	$69,927	$21,078	$2,067,234	$210,219	$2,277,453

See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(443,384)	$(73,869)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	39,592	64,587
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	22,976	48,996
Amortization of below market leases, net	(413)	(846)
Amortization of deferred financing costs and debt premium	2,113	1,834
Amortization of swap interest	63	63
Deferred rent	(6,060)	(5,553)
Gain, net from sale of depreciable operating properties	(20,909)	—
Net loss from investment in unconsolidated entities	32,169	—
(Loss) gain from investments	(51)	158
Impairment provision	397,373	75,557
Share-based compensation	6,590	3,442
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(5,239)	592
Accrued expenses and other liabilities	240	1,107
Due to related parties, net	(295)	(659)
Net cash provided by (used in) operating activities	24,765	115,409
Investing Activities:
Proceeds from disposition of properties	291,023	—
Restricted reserves	—	(227)
Payments for construction in progress	(1,719)	(5,842)
Purchase of investments	(149)	(143)
Net cash provided by (used in) investing activities	289,155	(6,212)
Financing Activities:
Proceeds from borrowings - Credit Facility	400,000	—
Principal payoff of secured indebtedness - Mortgage Debt	(19,013)	—
Principal payoff of indebtedness - Term Loan	(400,000)	—
Principal amortization payments on secured indebtedness	(3,643)	(4,605)
Deferred financing costs	(2,580)	(375)
Offering costs	(9)	(23)
Redemption of preferred units	(125,000)	—
Repurchase of common shares	(4,443)	—
Distributions to noncontrolling interests	(2,401)	(5,553)
Distributions to preferred units subject to redemption	(4,891)	(5,031)
Distributions to common shareholders	(24,551)	(56,777)
Financing lease payment	(215)	(221)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,450)	(459)
Net cash used in financing activities	(188,196)	(73,044)
Net increase in cash, cash equivalents and restricted cash	125,724	36,153
Cash, cash equivalents and restricted cash at the beginning of the period	237,944	186,140
Cash, cash equivalents and restricted cash at the end of the period	$363,668	$222,293

Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease (increase) in fair value swap agreement	$(295)	$43,620
Accrued tenant obligations	$7,008	$6,552
Distributions payable to common shareholders	$8,121	$9,361
Distributions payable to noncontrolling interests	$795	$915
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,358	$1,358
Accrued for construction in progress	$286	$1,545
Capitalized transaction costs paid in prior period	$—	$2,130
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (“PKST” or the “Company”) is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties. The Company’s fiscal year-end is December 31.
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
PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly all of the Company’s assets. As of June 30, 2023, the Company owned approximately 91.0% of the outstanding common limited partnership units of the Operating Partnership (“OP Units”).
On March 10, 2023, the Company completed a one-for-nine reverse share split with respect to each class of its common shares, converting every nine shares of the Company’s issued and outstanding common shares of each class into one share of such class, with no changes to the $0.001 par value per share. The reverse share split did not affect the number of the Company’s authorized common shares. The reverse share split applied equally to OP units. The Company has retrospectively adjusted, for all periods presented, all share, per share and OP Unit amounts to reflect the impact of the reverse share split. Also, on March 10, 2023, the Company changed its name from Griffin Realty Trust to Peakstone Realty Trust and the Operating Partnership changed its name from GRT OP, L.P. to PKST OP, L.P.
On April 13, 2023, the Company’s common Class T Shares, Class S shares, Class D shares, Class I shares, Class A shares, Class AA shares and Class AAA shares, were converted into Class E common shares (the “Conversion”) and all of our Class E common shares became listed (the “Listing”) on the New York Stock Exchange as “common shares”.

2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2022. For further information about the Company’s accounting policies, refer to the Company’s consolidated financial statements and notes thereto for the year ended included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries. Intercompany transactions are shown on the consolidated statements if and to the extent to

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
required pursuant to GAAP. With the exception of the Office Joint Venture (defined below), each property-owning entity is a wholly-owned subsidiary which is a special purpose entity (“SPE”). If a property is separately financed (i.e., not part of the borrowing base under our credit facility or a collateralized loan pool), the income from such property is generally not available to satisfy the debts or obligations of any other entity.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of outstanding common shares and common share equivalents (e.g., OP Units and preferred shares, when considered convertible for purposes of computing diluted earnings per share). Unvested restricted share units (“RSUs”) that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to the two-class method. The effect of including unvested RSUs using the treasury stock method was excluded from our calculation of weighted average common shares outstanding - diluted, as the inclusion would have been anti-dilutive for the three and six months ended June 30, 2023 and June 30, 2022. Total excluded shares were 406,272 and 291,607 for the three and six months ended June 30, 2023, respectively. Total excluded shares were 177,877 and 166,572 for the three and six months ended June 30, 2022, respectively.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as three reportable segments: Industrial, Office, and Other. Refer to Note 14, Segment Reporting, for further details.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to shareholders. As of June 30, 2023, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Goodwill
Goodwill represents the excess of consideration paid over the fair value of underlying identifiable net assets of business acquired. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the goodwill might be impaired. On October 1 of each year, the Company performs a qualitative analysis to determine whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting units in step one of the impairment test. If a quantitative assessment is deemed necessary, and to the extent the carrying amount of the reporting unit’s allocated goodwill exceeds the unit’s fair value, the Company recognizes an impairment of goodwill for the excess up to the amount of goodwill of that reporting unit.
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
Adoption of New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2023. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company has subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes have been made to applicable debt and anticipate to be made to derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

3.     Real Estate
As of June 30, 2023, the Company’s real estate portfolio consisted of 73 properties in 24 states consisting substantially of industrial and office properties with a combined acquisition value of approximately $3.1 billion, including the allocation of the purchase price to above and below-market lease valuation.
Depreciation expense for buildings and improvements for the six months ended June 30, 2023 was $39.6 million. Amortization expense for intangibles, including, but not limited to, tenant origination and absorption costs for the six months ended June 30, 2023, was $22.2 million.
Intangibles
The Company allocated a portion of the acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of June 30, 2023 and December 31, 2022:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	June 30, 2023	December 31, 2022
In-place lease valuation (above market)	$23,438	$28,619
In-place lease valuation (above market) - accumulated amortization	(16,424)	(19,799)
In-place lease valuation (above market), net	7,014	8,820

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(7,727)	(6,987)
Intangibles - other, net	24,301	25,041
Intangible assets, net	$31,315	$33,861

In-place lease valuation (below market)	$(44,840)	$(48,686)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(223)	(258)
In-place lease valuation & land leasehold interest - accumulated amortization	30,146	31,358
Intangible liabilities, net	$(17,989)	$(20,658)

Tenant origination and absorption cost	$421,795	$535,889
Tenant origination and absorption cost - accumulated amortization	(218,698)	(282,383)
Tenant origination and absorption cost, net	$203,097	$253,506
The following table sets forth the estimated annual amortization (income) expense for (i) in-place lease valuation, net, (ii) tenant origination and absorption costs, (iii) ground leasehold interest, (iv) other intangibles, and (v) other leasing costs as of June 30, 2023 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other intangibles	Other leasing costs
Remaining 2023	$(733)	$16,572	$(160)	$753	$981
2024	$(1,263)	$31,551	$(318)	$1,498	$2,203
2025	$(1,154)	$27,492	$(317)	$1,494	$2,402
2026	$(1,049)	$26,158	$(317)	$1,494	$2,352
2027	$(851)	$23,376	$(317)	$1,494	$2,171
2028	$(666)	$19,835	$(318)	$1,498	$1,853
Restricted Cash
As required by (i) certain lease provisions or, (ii) our loan documents, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to such tenant’s respective lease as follows:

	Balance as of
	June 30, 2023	December 31, 2022
Cash reserves	$2,645	$4,262
Restricted lockbox	397	502
Total	$3,042	$4,764
Real Estate Impairment
During the three and six months ended June 30, 2023, in connection with the preparation and review of the financial statements, the Company recorded a real estate impairment provision of approximately $397.4 million on sixteen properties, consisting of eight Office properties for $196.1 million and eight Other properties for $201.2 million. The impaired properties are located in the Southwest, Northeast, West, and Southeast regions of the United States. The impairment resulted from

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
changes in the current quarter related to anticipated hold periods, estimated selling prices, and potential vacancies that impacted the recoverability of these assets. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.
Sale of Properties
For the six months ended June 30, 2023, the company sold eight properties for gross disposition proceeds of $300.4 million. The company recognized a net gain of approximately $20.9 million, detailed in the table below:

Date	Segment	Location	Gross Proceeds	Gain (Loss)
Three Months Ended March 31, 2023
January 6, 2023	Industrial	Irvine, CA	$40,000	$18,690
February 16, 2023	Industrial	Clinton, SC	19,300	7,109
March 2, 2023	Office	Herndon, VA	110,300	4,811
		Total	169,600	30,610

Three Months Ended June 30, 2023
May 9, 2023	Other	Lone Tree, CO	5,600	(301)
May 15, 2023	Office	Houston, TX	62,300	(5,000)
June 8, 2023	Other	Greenwood Village, CO	5,000	(5,200)
June 30, 2023	Office	Andover, MA	23,700	100
June 30, 2023	Office	Andover, MA	34,200	700
		Total	130,800	(9,701)
Total for the Six Months Ended June 30, 2023			$300,400	$20,909

4.    Investments in Unconsolidated Entities
Office Joint Venture
On August 26, 2022, the Company completed the sale of a majority interest in a 41-property office portfolio (the “Initial JV Office Portfolio”) for a sale price of approximately $1.1 billion. On December 27, 2022, the Company completed a companion sale of a majority interest in a five-property office portfolio (“Companion JV Office Portfolio”, and together with the Initial JV Office Portfolio, the “JV Office Portfolio”) for a sale price of approximately $170.4 million.
In connection with the sale of the JV Office Portfolio, the Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), invested a combined $184.2 million for a 49% interest in a joint venture (the “Office Joint Venture”), through which it owns indirectly an approximate 49% interest in the JV Office Portfolio. As of June 30, 2023, the book value of the Company’s interest in the Office Joint Venture is equal to approximately $146.4 million.
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
The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial JV Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial JV Office Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “JV Office Mezzanine Loan”, and together with the JV Office Initial Mortgage Loan, the “Initial Office JV

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Loans”). The initial maturity date of the Initial Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Initial JV Office Mortgage Loan and the JV Office Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid approximately $6.7 million for the interest rate caps.
The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the Companion JV Office Portfolio, comprised of a $142.1 million mortgage loan, having an initial maturity date of January 6, 2024 (subject to two, one-year extension options), and an interest rate during the initial term of Term SOFR (1-month with a 4% interest rate cap on SOFR) + 4.25% (subject to a 0.25% increase during each extension term) (the “Companion Office JV Loan”, and together with the Initial Office JV Loans, the “Office JV Loans”). The Company has not guaranteed any debt obligations and has not otherwise committed to providing financial support in respect of the Office JV Loans. In addition, the Company does not anticipate receiving any near-term cash flow distributions from the assets that are part of the JV Office Portfolio. Considering the Company’s limited economic exposure to the Office Joint Venture, the Company excludes interests in the assets in the Office Joint Venture from operating data.
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
The table below summarizes the Company’s investment in the unconsolidated Office Joint Venture, which the Company determined is related to corporate activities and is excluded from its segment reporting:

Office Joint Venture
Investment in Office Joint Venture
Balance at December 31, 2022	$178,647
Contributions	—
Company’s share of net loss	(32,169)
Other comprehensive loss	(83)
Balance at June 30, 2023	$146,395
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	June 30, 2023 (1)	December 31, 2022 (2)
Assets
Real estate properties, net	$1,110,185	$981,354
Other assets	293,282	240,447
Total Assets	$1,403,467	$1,221,801

Liabilities
Mortgages payable, net	$1,029,168	$856,765
Other liabilities	77,216	52,018
Total Liabilities	$1,106,384	$908,783
(1)Amounts are as of March 31, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023 (1)	2022 (2)	2023 (3)	2022 (2)
Total revenues	$49,917	$—	$94,706	$—

Expenses:
Operating expenses	(16,611)	—	(32,433)	—
General and administrative	(2,174)	—	(3,655)	—
Depreciation and amortization	(18,411)	—	(33,185)	—
Interest expense	(49,990)	—	(92,982)	—
Other expenses, net	1,531	—	1,883	—
Total Expenses	(85,655)	—	(160,372)	—

Net Loss	$(35,738)	$—	$(65,666)	$—
(1)Amounts represent the period of January 1, 2023 to March 31, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)No activity for the three and six months ended June 30, 2022 as the Office Joint Venture was formed in August 2022.
(3)Amounts represent the period of October 1, 2022 to March 31, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

5.     Debt
As of June 30, 2023 and December 31, 2022, the Company’s consolidated debt consisted of the following:

	June 30, 2023	December 31, 2022	Contractual Interest Rate (1)		Loan Maturity(4)		Effective Interest Rate (2)

Samsonite Mortgage Loan	$17,414	$17,998	6.08%		September 2023		4.96%
Highway 94 Mortgage Loan	12,229	12,740	3.75%		August 2024		5.01%
Pepsi Bottling Ventures Mortgage Loan	17,640	17,836	3.69%		October 2024		3.93%
AIG Loan II	121,153	122,328	4.15%		November 2025		4.96%
BOA II Loan	250,000	250,000	4.32%		May 2028		4.14%
AIG Loan	98,710	99,794	4.96%		February 2029		5.09%
HealthSpring Mortgage Loan	—	19,107	—%	(7)	—		—%
Total Mortgage Debt	517,146	539,803
Revolving Credit Facility	400,000	—	SOF Rate + 1.30%	(3)	January 2026	(6)	6.70%
2024 Term Loan	—	400,000	—%	(5)	—		—%
2025 Term Loan	400,000	400,000	SOF Rate + 1.25%	(3)	December 2025		6.65%
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	(3)	April 2026		6.49%
Total Debt	1,467,146	1,489,803
Unamortized Deferred Financing Costs and Discounts, net	(6,610)	(4,401)
Total Debt, net	$1,460,536	$1,485,402
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of June 30, 2023 was 4.16% for both the Company’s fixed-rate and variable-rate debt combined and 3.79% for the Company’s fixed-rate debt only.
(2)Reflects the effective interest rate as of June 30, 2023 and includes the effect of amortization of discounts/premiums and deferred financing costs, but excludes the effect of the interest rate swaps.
(3)The applicable SOFR as of June 30, 2023 (assuming a five day look-back per the credit facility agreement) was 5.05%, which excludes a 0.1% per annum index adjustment as required per the Fifth Amendment to the Second Amended and Restated Credit Agreement.
(4)Reflects the maturity dates as of June 30, 2023.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”)), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.7 billion credit facility consisting of a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in September 2023 (with a series of extension options to January 31, 2026, subject to the satisfaction of certain customary conditions), a $400.0 million senior unsecured term loan maturing in April 2024 (the “$400M 2024 5-Year Term Loan”), a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) (collectively, the “KeyBank Loans”). The $400M 2024 5-Year Term Loan was paid-off as noted below. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of June 30, 2023, the available undrawn capacity under the Revolving Credit Facility was $34.0 million.
The Second Amended and Restated Credit Agreement requires that the Operating Partnership maintain a pool of unencumbered real properties (each a “Pool Property” and collectively the “Pool Properties”) that meet certain requirements contained in the Second Amended and Restated Credit Agreement. The Second Amended and Restated Credit Agreement sets forth certain covenants relating to the Pool Properties, including, without limitation:
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
Seventh Amendment to the Second Amended and Restated Credit Agreement
Prior to the Seventh Amendment, the final Revolving Credit Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On March 21, 2023, the Operating Partnership, entered into the Seventh Amendment, which, among other things, (i) permits the Operating Partnership to extend the Revolving Commitments (as defined in the Second Amended and Restated Credit Agreement) of each Extending Revolving Lender (as defined in the Second Amended and Restated Credit Agreement) through January 31, 2026 (the “Subsequent Extension”); (ii) amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) to reduce the baseline calculation for the required Tangible Net Worth from approximately $2.0 billion to $1.0 billion; and (iii) added a covenant that prohibits any special distributions from extraordinary non-recurring income.
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
In connection with the Seventh Amendment, and as a condition to the effectiveness thereof, the Operating Partnership prepaid the outstanding principal balance ($400.0 million) of the $400M 2024 5-Year Term Loan. The prepayment was funded through a draw on the Revolving Credit Facility.
Debt Covenant Compliance
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of June 30, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
The following table sets forth a summary of the interest rate swaps at June 30, 2023 and December 31, 2022:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$11,494	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	7,655	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	5,708	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,785	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,812	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,810	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,782	3,408	100,000	100,000
Total				$41,046	$41,404	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of June 30, 2023, derivatives in an asset or liability position are included in the line item “Other assets” or “Interest rate swap liability” in the consolidated balance sheets at fair value. The LIBO rate as of June 30, 2023 (effective date) was 5.17%.
The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2023	2022
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivatives	$(10,238)	$(37,886)
Amount of gain reclassified from AOCI into earnings under “Interest expense”	$10,531	$(5,734)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$33,082	$44,032
During the twelve months subsequent to June 30, 2023, the Company estimates that an additional $24.9 million of its income will be recognized from AOCI into earnings.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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
As of June 30, 2023 and December 31, 2022, there were no swaps in a liability position. As of June 30, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements.

7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Interest payable	$15,982	$13,654
Prepaid tenant rent	12,799	12,399
Deferred compensation	8,682	8,913
Accrued tenant improvements	7,008	620
Real estate taxes payable	4,924	6,296
Property operating expense payable	3,616	7,960
Redemptions payable	—	4,383
Other liabilities	27,531	25,950
Total	$80,542	$80,175

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate fair value. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the six months ended June 30, 2023 and the year ended December 31, 2022.
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2023 and December 31, 2022:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
June 30, 2023
Interest Rate Swap Asset	$41,046	$—	$41,046	$—
Mutual Funds Asset	$6,513	$6,513	$—	$—

December 31, 2022
Interest Rate Swap Asset	$41,404	$—	$41,404	$—
Mutual Funds Asset	$6,191	$6,191	$—	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate Impairment
During the three and six months ended June 30, 2023, in connection with the preparation and review of the financial statements, the Company recorded a real estate impairment provision of approximately $397.4 million on sixteen properties, including eight Office and eight Other properties, located in the Southwest, Northeast, West, and Southeast regions of the United States. The impairment resulted from changes in the current quarter related to anticipated hold periods, estimated selling prices, and potential vacancies that impacted the recoverability of these assets.
In determining the fair value of the properties, (i) for thirteen assets, the Company performed discounted cash flow analyses based on assumptions primarily relating to market rent, discount rates, and terminal capitalization rates, and (ii) for three assets, the Company based its determination on an estimated selling price per square foot and a shortened hold period. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the six months ended June 30, 2023:

	Range of Inputs
	Southwest	Northeast	West	Southeast
Market rent (per square foot)	$16.00 - $27.00	$15.00 - $30.00	$21.00	$14.00
Discount rate	8.50% - 15.00%	8.00% - 15.00%	9.00%	15.00%
Terminal capitalization rate	8.00% - 10.50%	6.50% - 9.00%	8.50%	9.00%

	Range of Inputs
	Southwest	Northeast	West
Estimated selling price (per square foot)	$235.00	$227.00	$30.00
Anticipated hold period	One year	One year	One year
Financial Instruments Disclosed at Fair Value
Financial instruments as of June 30, 2023 and December 31, 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2023 and December 31, 2022.
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

	June 30, 2023		December 31, 2022
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$217,049	$250,000	$226,361	$250,000
AIG Loan II	109,199	121,153	111,872	122,328
AIG Loan	82,854	98,710	89,526	99,794
Samsonite Mortgage Loan	17,414	17,414	17,998	17,998
HealthSpring Mortgage Loan	—	—	19,107	19,107
Pepsi Bottling Ventures Mortgage Loan	16,969	17,640	17,014	17,836
Highway 94 Mortgage Loan	11,615	12,229	11,941	12,740
Total	$455,100	$517,146	$493,819	$539,803
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2023 and December 31, 2022. See Note 5, Debt, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9.     Equity
Common Equity
Prior to the Conversion, Class T shares, Class S shares, Class D shares, Class I shares, Class A shares, Class AA shares, Class AAA shares and Class E shares voted together as a single class, and each common share of each class was entitled to one vote on each matter submitted to a vote at a meeting of the Company’s shareholders; provided that with respect to any matter that would only have a material adverse effect on the rights of a particular class of common shares, only the holders of such affected class were entitled to a vote.
As a result of the Conversion and in connection with the Listing on April 13, 2023, all of our Class E common shares are now known as common shares.
As of June 30, 2023, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in private offerings, public offerings, the DRP (defined below) offerings and mergers (includes offerings by our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), our Predecessor’s merger with Signature Office REIT, Inc., and our Predecessor’s merger with certain other related entities (the “Predecessor Mergers”) and the CCIT II Merger). As part of the $2.8 billion from the sale of shares, the Company issued approximately 4,863,623 shares upon the consummation of the merger of Signature Office REIT, Inc. in June 2015 and 19,442,394 Class E shares (in exchange for all outstanding shares of our Predecessor’s common stock at the time of the Predecessor Mergers) in April 2019 upon the consummation of the Predecessor Mergers and 10,384,185 Class E shares (in exchange for all the outstanding shares of CCIT II’s common stock at the time of the CCIT II Merger). As of June 30, 2023, there were 35,924,476 shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP (defined below) and the self-tender offer, which occurred in May 2019 (the “Self-Tender Offer”).
Distribution Reinvestment Plan
The Company adopted the Dividend Reinvestment Plan (the “DRP”), which allowed shareholders to have dividends and other distributions otherwise distributable to them invested in additional common shares. No sales commissions or dealer manager fees were paid on shares sold through the DRP, but the DRP shares were charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP was equal to the net asset value ("NAV") per share applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment.
On July 17, 2020, the Company filed a registration statement on Form S-3 (the “DRP Registration Statement”) for the registration of up to $100 million in shares pursuant to the Company’s DRP.
On October 1, 2021, the Company’s Board of Trustees (the “Board”) approved a suspension of the DRP, effective October 11, 2021. On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023. On May 22, 2023, the Company filed a post-effective amendment to the DRP Registration Statement to deregister to all of the common shares registered for sales that were not sold pursuant to the DRP Registration Statement.
During the three and six months ended June 30, 2023 and 2023, no shares were issued pursuant to the DRP offerings. As of June 30, 2023 and June 30, 2022, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings.
Share Redemption Program
Prior to its termination upon the Listing on April 13, 2023, the Company had adopted a share redemption program (the “SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability, or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Under the SRP, the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. During the six months ended June 30, 2023, the Company redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.
The following table summarizes share redemption activity under the SRP during the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022
Shares of common shares redeemed	—	—	941	(1)	—
Weighted average price per share	$—	$—	$66.87		$—
(1) Does not include shares withheld (i.e. forfeited) by employees to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.
During the period beginning July 31, 2014 and through June 30, 2023, the Company had redeemed 3,295,618 shares (excluding the Self-Tender Offer) of common shares for approximately $275.5 million at a weighted average price per share of $83.60 pursuant to the SRP.
Issuance of Restricted Share Units to Executive Officers, Employees and Board of Trustees
As of June 30, 2023, RSUs were granted pursuant to the Company’s Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Prior Plan”). On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Long-Term Incentive Plan (the “Plan”) which amended and restated the Prior Plan to (1) change the name of the Prior Plan in connection with the Company’s name change, (2) expressly provide for the grant of profits interests (or “LTIP Units”) in the Operating Partnership and (3) make conforming entity name changes throughout. Otherwise, the Plan contains the same material terms as the Prior Plan. The Plan provides for the grant of awards to the Company’s trustees, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted shares, share appreciation rights, distribution equivalent rights, LTIP Units, and other equity-based awards. The share-based awards are measured at fair value and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the plan is 777,778 shares. As of June 30, 2023, approximately 178,097 shares were available for future issuance under the plan.
As of June 30, 2023 and June 30, 2022, there was $13.2 million and $9.1 million, respectively, of unrecognized compensation expense remaining, which vests between six months and approximately 2.5 years.
Total compensation expense for the three months ended June 30, 2023 and June 30, 2022 was approximately $4.0 million and $1.7 million, respectively. Total compensation expense for the six months ended June 30, 2023 and June 30, 2022 was approximately $6.6 million and $3.4 million, respectively.
The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2021	169,846
Granted	116,749	$66.87
Forfeited	(9,404)	$80.38
Vested	(119,056)	$77.68
Balance at December 31, 2022	158,135
Granted	151,836	$58.63
Forfeited	—	$—
Vested(1)	(18,917)	$69.23
Balance at June 30, 2023	291,054
(1)    Total shares vested include 49,738 common shares that were withheld (i.e. forfeited) by employees during the six months ended June 30, 2023 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.

Full Redemption of Perpetual Convertible Preferred Shares
On April 10, 2023, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with the Preferred Holder and Shinhan Asset Management Co., Ltd.
Pursuant to the Redemption Agreement, the Company redeemed from the Preferred Holder all 5,000,000 shares of “Series A Cumulative Perpetual Convertible Preferred Stock” (the “Series A Preferred Shares”) held by the Preferred Holder in exchange for (i) a redemption payment of $125.0 million, and (ii) the amount of accumulated and unpaid distributions of approximately $2.4 million, in accordance with the Articles Supplementary filed by the Company on April 30, 2019 (the “Articles Supplementary”). The Preferred Holder agreed to waive the Redemption Fee (as defined in the Articles Supplementary) in the amount of $1.9 million and any other payments in connection with the Series A Preferred Shares. The Redemption Agreement also terminated the Series A Cumulative Perpetual Convertible Stock Purchase Agreement dated as of August 8, 2018, by and between the Company and the Preferred Holder (the “Purchase Agreement”), and provided that any rights and privileges afforded to the Preferred Holder under the Purchase Agreement were terminated and canceled and of no further force or effect, including the Preferred Holder’s right to purchase, and the Company’s obligation to sell, the Second Tranche (as defined in the Purchase Agreement), and no party to the Purchase Agreement has any further obligations thereunder.
Additionally, the Company had $5.0 million of capitalized offering costs related to the initial issuance of the preferred shares, which were previously recorded to equity and were written off during the quarter as a non-cash expense to preferred units redemption charge on the statement of operations.

10.     Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner.
As of June 30, 2023, noncontrolling interests were approximately 9.0% of total shares and 8.9% of weighted average shares outstanding (both measures assuming OP Units were converted to common shares). The Company has evaluated the terms of the OP Units, and as a result, has classified OP Units exchanged for limited partnership interests issued in the initial capitalization, in conjunction with the contributed assets and in connection with the internalization of management of the Company in December 2018 (the “Self-Administration Transaction”), as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
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
As of June 30, 2023, the limited partners of the Operating Partnership owned approximately 3.5 million OP Units, which were issued to then affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Company and in connection with the Self-Administration Transaction, and approximately 0.02 million OP Units were issued unrelated to property contributions.
As of June 30, 2023, all limited partners of the Operating Partnership (See Noncontrolling Interest Subject to Redemption below), had the right to cause the Operating Partnership to redeem their OP Units for cash equal to the value of an equivalent number of common shares as calculated pursuant to the limited partnership agreement and applicable contribution agreement, but instead of redeeming such OP Units for cash, the Company could elect to purchase such limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed pursuant to the limited partnership agreement and applicable contribution agreement, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2023 and year ended December 31, 2022:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	$174,655	$218,653
Reclass of noncontrolling interest subject to redemption	10	957
Repurchase of noncontrolling interests	(370)	—
Reclass of redeemable non-controlling interest	3,801	—
Distributions to noncontrolling interests	(2,211)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(3)	(17)
Allocated net (loss) income	(40,324)	(39,714)
Allocated other comprehensive income (loss)	(24)	5,718
Ending balance	$135,534	$174,655
Noncontrolling interests subject to redemption
Prior to the Listing, OP Units issued pursuant to the Will Partners Contribution were not included in permanent equity on the consolidated balance sheets, because the limited partners holding these OP Units could cause the general partner to redeem the OP Units for the cash value, and the Company could not elect to purchase such limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed. Accordingly, prior to Listing, the general partner of the Operating Partnership did not control these redemptions and these OP Units were presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value, and the net income (loss) and distributions attributed to these limited partners are allocated proportionately between common shareholders and other noncontrolling interests that are not considered redeemable.

Effective as of the Listing, and subsequently as of June 30, 2023, all OP Units are subject to the same redemption process as all other OP Units (i.e., can be redeemed for cash or, the Company can elect to purchase these OP Units by issuing common shares) as described above. The Company intends to redeem all OP Units for common shares.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction costs receivable and payable by the Company as of June 30, 2023 and December 31, 2022:

	Incurred for the Six Months Ended		Payable as of
	June 30,		June 30,	December 31,
	2023	2022	2023	2022
Expensed
Costs advanced by the advisor	$35	$649	$46	$67
Administrative reimbursement	695	925	282	522
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	98	130
Other
Distributions	1,760	4,308	617	739
Total	$2,490	$5,882	$1,043	$1,458
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
Administrative Services Agreement
In connection with the Self-Administration Transaction, the Company, Operating Partnership, Griffin Capital Essential Asset TRS, Inc, and Griffin Capital Real Estate Company, LLC, on the one hand, and GCC and Griffin Capital, LLC (“GC LLC”), on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC and GC LLC continue to provide certain operational and administrative services to the Company at cost. The Company’s former Executive Chairman is also the Chief Executive Officer of and controls GCC, which is the sole member of GC LLC. The Company pays GCC a monthly amount based on the actual costs anticipated to be incurred by GCC for the provision of such services until such items are terminated from the ASA. Such costs are reconciled periodically and a full review of the costs is performed at least annually. In addition, the Company will directly pay or reimburse GCC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services. On March 30, 2022, June 30, 2022, and March 21, 2023, the Company amended the ASA to reduce the scope of services provided, including removing the provision of office space and advisor services. On June 21, 2023, the Company delivered a partial termination notice under the ASA electing to terminate certain general corporate support services effective July 22, 2023. Following such amendments and such notice, GCC and GC LLC are obligated to provide the Company with human resources support only, which services may be terminated by the Company upon thirty (30) days’ prior written notice to GCC and GC LLC.
.
Office Sublease
On March 25, 2022, the Company executed a sublease agreement with GCC (the “El Segundo Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of the Company’s corporate headquarters and where the Company conducts day-to-day business. The Building is part of a campus that contains other buildings and parking (the “Campus”). The El Segundo Sublease also entitles the Company to use certain common areas on the Campus. Prior to the execution of the El Segundo Sublease, the Company paid GCC rent for the Building as part of the Administrative

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Services Agreement. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the El Segundo Sublease. The Company’s former Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI.
The initial term of the El Segundo Sublease expires on June 30, 2024, and granted the Company one five-year extension option with respect to the entirety of the Building. The Company elected not to exercise the extension option and, as such, the term of the El Segundo Sublease will expire and terminate on June 30, 2024. The El Segundo Sublease provides for initial monthly base rent of approximately $0.05 million, subject to annual escalations of 3% as well as additional rent for certain operating expenses for the Building and portions of the Campus. As of June 30, 2023, the Company recorded a lease liability and a right-of-use asset for approximately $0.6 million relating to the El Segundo Sublease, which is included in Right of Use Asset and Lease Liability on the Company’s consolidated balance sheet.

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
The Company recognized $112.9 million and $193.4 million of lease income related to operating lease payments for the six months ended June 30, 2023 and June 30, 2022, respectively.
The Company's current third-party tenant leases have expirations ranging from 2023 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of June 30, 2023:

As of June 30, 2023
Remaining 2023	$104,707
2024	199,400
2025	185,047
2026	180,589
2027	161,668
Thereafter	709,995
Total	$1,541,406
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee
As of June 30, 2023, the Company is the tenant under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
As of June 30, 2023, the Company is the tenant under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a sublease for its office space in Chicago, Illinois, which has a remaining lease term of approximately two years with one five-year renewal option, which is subject and subordinate to the rights of another tenant in the building.
The Company incurred operating lease costs of approximately $1.9 million for the six months ended June 30, 2023 and $2.2 million for the six months ended June 30, 2022, which are included in “Property Operating Expense” in the accompanying

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for the six months ended June 30, 2023 and $1.1 million for the six months ended June 30, 2022.
The following table sets forth the weighted-average for the lease term and the discount rate as of June 30, 2023:

	As of June 30, 2023
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	76.5 years	15.5 years
Weighted-average discount rate (1)	4.88%	3.34%
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
Maturities of lease liabilities as of June 30, 2023 were as follows:

	As of June 30, 2023
	Operating	Financing
Remaining 2023	$1,080	$343
2023	1,909	360
2024	1,570	365
2025	1,504	375
2026	1,527	381
2026	1,595	386
Thereafter	248,693	3,072
Total undiscounted lease payments	257,878	5,282
Less: imputed interest	(214,767)	(2,025)
Total lease liabilities	$43,111	$3,257

13.    Commitments and Contingencies
Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is any property of the Company subject to any material pending legal proceedings.
Capital Expenditures and Tenant Improvement Commitments
As of June 30, 2023, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $24.4 million.

14.    Segment Reporting
In the fourth quarter of 2022, the Company evolved the management strategy of its real estate portfolio to focus on three different property types in order to provide clarity as to the value and operations associated with the assets within each group. As a result, the Company changed to three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment consists of newer, high-quality, and business-essential office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. This segment includes properties that are either non-stabilized, leased to tenants with shorter lease terms or are being evaluated for repositioning, re-leasing or potential sale. The Company recast its segment results for all prior periods presented to show the three reportable segments.

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The Company evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. Interest expense and general administrative expenses are not included in our segment profit measure as our internal reporting addresses these items on a corporate level. Segment NOI is not a measure of operating income or cash flows from operating activities is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties. Additionally, the Company considers its interests in the Office Joint Venture as corporate related activity and excludes such amounts from its segment reporting.
A reconciliation of segment NOI for the three and six months ended June 30, 2023 and June 30, 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Industrial NOI
Total Industrial revenues	$13,981	$14,807	$28,575	$30,307
Industrial operating expenses	(1,661)	(1,696)	(3,625)	(3,783)
Industrial NOI	12,320	13,111	24,950	26,524

Office NOI
Total Office revenues	34,999	93,494	74,188	179,339
Office operating expenses	(6,076)	(20,710)	(12,414)	(40,070)
Office NOI	28,923	72,784	61,774	139,269

Other NOI
Total Other revenues	13,560	14,772	26,750	29,616
Other operating expenses	(5,157)	(4,456)	(10,309)	(9,124)
Other NOI	8,403	10,316	16,441	20,492
Total NOI	$49,646	$96,211	$103,165	$186,285
A reconciliation of net loss to NOI for the three and six months ended June 30, 2023 and June 30, 2022 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Loss to Total NOI
Net loss	$(452,403)	$(76,599)	$(443,384)	$(73,869)
General and administrative expenses	12,030	8,750	21,758	17,942
Corporate operating expenses to related parties	341	416	718	926
Real estate impairment provision	397,373	75,557	397,373	75,557
Depreciation and amortization	30,472	59,980	61,827	112,843
Interest expense	16,068	22,366	33,082	44,032
Other income (expense), net	(2,747)	196	(3,959)	426
Loss from investment in unconsolidated entities	17,508	—	32,169	—
Loss (Gain) from disposition of assets	9,701	—	(20,909)	—
Transaction expenses	21,303	5,545	24,490	8,428
Total NOI	$49,646	$96,211	$103,165	$186,285
The following table presents the Company’s goodwill for each of the segments as of June 30, 2023 and December 31, 2022:

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	As of June 30,	As of December 31,
	2023	2022
Goodwill
Industrial	$68,373	$68,373
Office	—	—
Other	26,305	26,305
Total Goodwill	$94,678	$94,678
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of the six months ended June 30, 2023 and year ended December 31, 2022:

	As of June 30,	As of December 31,
	2023	2022
Industrial Real Estate, net
Total real estate	$740,761	$761,757
Accumulated depreciation and amortization	(139,750)	(137,738)
Industrial real estate, net	601,011	624,019

Office Real Estate, net
Total real estate	1,566,333	2,020,463
Accumulated depreciation and amortization	(265,440)	(305,829)
Office real estate, net	1,300,893	1,714,634

Other Real Estate, net
Total real estate	407,558	715,036
Accumulated depreciation and amortization	(120,895)	(201,072)
Other real estate, net	286,663	513,964

Total Real Estate, net	$2,188,567	$2,852,617
Total asset information by segment is not reported because the Company does not use this measure to assess performance or to make resource allocation decisions.

15.     Declaration of Distributions
On March 14, 2023, the Board declared an all-cash distribution for the month of March in the amount of $0.075 per common share. The Company paid such distribution on May 12, 2023 to shareholders of record as of May 2, 2023.
On June 20, 2023, the Board declared an all-cash distribution for the second quarter in the amount of $0.225 per common share. The Company paid such distribution on July 17, 2023 to shareholders of record as of June 30, 2023.

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
The Company, founded in 2009 and headquartered in El Segundo, California, is led by an experienced, cycle-tested management team that, through equity ownership, is financially aligned with shareholders. The Company’s executive management team has as an average of more than three decades of commercial real estate experience, including experience operating public companies. The team has extensive knowledge of the Company’s existing portfolio and has nurtured a broad network of long-standing industry relationships, especially in the markets where the Company’s properties are located. PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly all of the Company’s assets. As of June 30, 2023, the Company owned approximately 91.0% of the outstanding common limited partnership units of the Operating Partnership (“OP Units”).
On March 1, 2021, we completed our acquisition of Cole Office & Industrial REIT (CCIT II), Inc. in a stock-for-stock transaction.
On August 26, 2022, the Company completed the sale of a majority interest in a 41-property office portfolio (the “Initial JV Office Portfolio”) for a sale price of approximately $1.1 billion. On December 27, 2022, the Company completed a companion sale of a majority interest in a five-property portfolio (“Companion JV Office Portfolio”, and together with the Initial JV Office Portfolio, the “JV Office Portfolio”) for a sale price of approximately $170.4 million.
In connection with the sale of the JV Office Portfolio, the Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), invested a combined $184.2 million for a 49% interest in a joint venture (the “Office Joint Venture”), through which it owns indirectly an approximate 49% interest in the JV Office Portfolio. The Company’s obligation to the Office Joint Venture is generally limited to such investments, and the Company is not obligated to make any capital contributions.
The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial JV Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial JV Office Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “JV Office Mezzanine Loan”, and together with the Initial JV Office Mortgage Loan, the “Initial Office JV Loans”). The initial maturity date of the Initial Office JV Loans is September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Initial JV Office Mortgage Loan and the JV Office Mezzanine Loan are Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid approximately $6.7 million for the interest rate caps.
The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the Companion JV Office Portfolio, comprised of a $142.1 million mortgage loan, having an initial maturity date of January 6, 2024 (subject to two, one-year extension options), and an interest rate during the initial term of Term SOFR (1-month) with a 4% interest rate cap on SOFR + 4.25% (subject to a 0.25% increase during each extension term) (the “Companion Office JV Loan”, and together with the Initial Office JV Loans, the “Office JV Loans”). The Company has not guaranteed any debt obligations and has not otherwise committed to providing financial support in respect of the Office JV Loans. In addition, the Company does not anticipate receiving any near-term cash flow distributions from the assets that are part of the JV Office Portfolio. Considering the Company’s limited economic exposure to the Office Joint Venture, the Company excludes interests in the assets in the Office Joint Venture from wholly-owned operating data.

On March 10, 2023, the Company completed a one-for-nine reverse share split with respect to each class of its common shares, converting every nine shares of the Company’s issued and outstanding common shares of each class into one share of such class, with no changes to the $0.001 par value per share. The reverse share split did not affect the number of the Company’s authorized common shares. The reverse share split applied equally to OP Units. The Company has retrospectively adjusted, for all periods presented, all share, per share and OP Unit amounts to reflect the impact of the reverse share split. Also, on March 10, 2023, the Company changed its name from Griffin Realty Trust to Peakstone Realty Trust and the Operating Partnership changed its name from GRT OP, L.P. to PKST OP, L.P.
On April 13, 2023, the Company’s Class T shares, Class S, Class D, Class I shares, Class A shares, Class AA shares, and Class AAA shares were converted into Class E common shares and all of our Class E common shares became listed (the “Listing”) on the New York Stock Exchange as “common shares”.
As of June 30, 2023, the Company’s wholly-owned properties consisted of 73 properties in 24 states. The Company’s contractual base rent excluding abatement periods and deducting base year operating expenses for gross and modified gross leases multiplied by 12 months (“Annualized Base Rent”) as of June 30, 2023 is approximately $201.8 million (for properties in the Company’s portfolio that had rent abatement periods as of June 30, 2023, the Company used the monthly contractual base rent payable following expiration of the abatement). As of June 30, 2023, the Company’s portfolio was approximately 96.0% leased and had 95.4% economic occupancy. The Company had a weighted average remaining lease term, based on Annualized Base Rent, of approximately 6.5 years, and had a weighted average annual rent increase of approximately 2.0%.
Approximately 63.5% of the Company’s Annualized Base Rent as of June 30, 2023 is expected to be generated pursuant to leases with respect to which the tenant, the lease guarantor or a non-guarantor parent of the tenant has an investment grade credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) approved by the U.S. Securities and Exchange Commission (the “SEC”) (e.g., Moody’s Investors Service, Inc., S&P Global Ratings and/or Fitch Ratings Inc.) or a company with a non-NRSRO credit rating (e.g., Bloomberg’s default risk rating) that management believes is generally equivalent to an NRSRO investment grade rating. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single NRSRO would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs. In the context of the Company’s portfolio, references to “investment grade” include, and credit ratings provided by the Company may refer to, tenants, guarantors, and non-guarantor parent entities. There can be no assurance that such guarantors or non-guarantor parents of our tenants will satisfy our tenant’s lease obligations, and accordingly, any such credit ratings may not be indicative of the creditworthiness of such tenants.
Due to the COVID-19 pandemic and the resulting remote and hybrid work practices, demand for office space nationwide has declined and may continue to decline. While we have seen some positive recent movement in return-to-office mandates from employers, office utilization remains down materially relative to pre-pandemic levels. In addition, the current challenging economic conditions and volatility in the capital markets (including recent bank failures) have adversely impacted commercial real estate overall and, in particular, the office sector. These market conditions and the potential for increased capital costs and availability of debt capital, among other things, have driven many companies to be more reticent in making office-related investments. Also, debt financing for real estate companies is now more difficult to arrange. All of these trends and uncertainties may adversely impact the Company’s business, financial condition, results of operations and cash flows.
Notwithstanding these trends and uncertainties, we believe we are positioning ourselves to provide attractive, risk-adjusted returns for our shareholders by leveraging the Company’s experienced, real estate-focused, cycle-tested management team to pursue our strategy which includes:
•Owning and operating a stabilized portfolio of wholly-owned, high-quality, newer-vintage single-tenant industrial and office properties located in diverse, strategic growth markets;
•Operating a self-funded business plan in the near-term through capital recycling and free cash flow; and
•Selectively acquiring high-quality industrial properties and, potentially, certain office assets.

Revenue Concentration
No tenant or property based on the respective in-place leases, accounted for more than 5.7% of our Annualized Base Rent as of June 30, 2023.
The percentage of Annualized Base Rent as of June 30, 2023 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rent (unaudited)	Number of Properties	Percentage of Annualized Base Rent
Arizona	$22,591	7	11.2%
New Jersey	19,231	5	9.5
Colorado	16,214	4	8.0
Ohio	13,046	5	6.5
Texas	12,852	5	6.4
Massachusetts	12,425	3	6.2
California	11,937	3	5.9
Alabama	11,334	2	5.6
South Carolina	9,682	3	4.8
North Carolina	8,945	5	4.4
All Others (1)	63,548	31	31.5
Total	$201,805	73	100.0%
(1)     All others are 4.3% or less of Annualized Base Rent on an individual state basis.
The percentage of Annualized Base Rent as of June 30, 2023, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rent (unaudited)	Number of Lessees	Percentage of Annualized Base Rent
Capital Goods	$32,016	15	15.9%
Consumer Services	21,298	5	10.6
Materials	19,926	5	9.9
Food, Beverage & Tobacco	16,639	3	8.2
Commercial & Professional Services	12,504	7	6.2
Health Care Equipment & Services	12,102	5	6.0
Utilities	11,297	2	5.6
Energy	10,535	3	5.2
Retailing	9,580	2	4.7
Diversified Financials	8,978	3	4.4
All Others (2)	46,930	20	23.3
Total	$201,805	70	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.2% of total Annualized Base Rent on an individual industry basis.

The percentage of Annualized Base Rent as of June 30, 2023, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rent (unaudited)	Percentage of Annualized Base Rent
Keurig Dr. Pepper	$11,532	5.7%
Southern Company Services	$9,224	4.6%
LPL Holdings	$8,552	4.2%
Amazon	$8,451	4.2%
Freeport McMoRan	$7,867	3.9%
Maxar Technologies	$7,535	3.7%
RH	$7,340	3.6%
Wyndham Hotels & Resorts	$7,265	3.6%
McKesson	$6,123	3.0%
Travel & Leisure, Co.	$5,727	2.8%
The tenant lease expirations by year based on Annualized Base Rent as of June 30, 2023 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2023	$2,110	1	120,000	1.0%
2024	24,313	11	2,357,400	12.0
2025	9,444	8	871,900	4.7
2026	12,723	4	1,449,100	6.3
2027	14,179	7	570,700	7.0
2028	19,636	13	2,152,100	9.7
>2028	119,400	37	9,988,900	59.3
Vacant	—	—	726,000	—
Total	$201,805	81	18,236,100	100.0%
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
Recently Issued Accounting Pronouncements
See Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to the consolidated financial statements.

Results of Operations
Overview
The Company’s ability to re-lease space subject to expiring leases will impact its results of operations and is affected by economic and competitive conditions in its markets. Leases comprising of approximately 1.0%, 12.0% and 4.7% of our Annualized Base Rent are set to expire in 2023, 2024 and 2025, respectively. The Company assumes, based upon internal renewal probability estimates, that some of its tenants will renew and others will vacate and the associated space will be re-let subject to market leasing assumptions.
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
Same Store Analysis
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
For the three months ended June 30, 2023, our “Same Store” portfolio consisted of 73 properties, encompassing approximately 18.2 million square feet, with an acquisition value of approximately $3.1 billion and Annualized Base Rent as of June 30, 2023 of $201.8 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 73 properties for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income	$61,465	$68,243	$(6,778)	(10)%
Property operating expense	$6,688	$5,630	$1,058	19%
Property management fees	$439	$453	$(14)	(3)%
Property tax expense	$5,059	$4,747	$312	7%
Depreciation and amortization	$29,438	$37,072	$(7,634)	(21)%
Rental Income
The following table provides summary information for the Company’s Same Store portfolio revenues for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income
Industrial	$13,980	$13,595	$385	3%
Office	33,931	41,085	(7,154)	(17)%
Other	13,554	13,563	(9)	—%
Total rental income	$61,465	$68,243	$(6,778)	(10)%
Same Store rental income decreased $6.8 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to the following:

Industrial property rental income increased $0.4 million for the three months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to an approximately $0.4 million increase in recoveries from common area and operating expense reconciliations.
Office property rental income decreased $7.2 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) an approximately $8.2 million decrease in termination income received in connection with certain tenants exercising early lease termination rights in the three months ended June 30, 2023 offset by (ii) an approximately $1.0 million increase in lease commencements in the three months ended June 30, 2023.
Property Operating Expense
The following table provides summary information for the Company’s Same Store portfolio property operating expense for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property operating expense
Industrial	$578	$587	$(9)	(2)%
Office	3,361	2,867	494	17%
Other	2,749	2,176	573	26%
Total property operating expense	$6,688	$5,630	$1,058	19%
Same Store property operating expense increased $1.1 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to the following:
Office property operating expense increased $0.5 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to (i) an increase of approximately $0.2 million due to one property becoming fully occupied in during the three months ended June 30, 2023 compared to approximately 60% occupied during the three months ended June 30, 2022; and (ii) an approximately $0.2 million increase in recoverable repair, maintenance, and utility expense at four properties.
Other property operating expense increased $0.6 million for the three months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to (i) an increase of $0.3 million driven by one property becoming occupied in during the three months ended June 30, 2023 compared to vacant during the three months ended June 30, 2022; and (ii) an increase of approximately $0.2 million driven by one property transitioning from tenant-managed to landlord-managed, which requires the Company to record property operating expenses and corresponding recovery revenue.
Property Tax Expense
The following table provides summary information for the Company’s Same Store portfolio property tax expense for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property tax expense
Industrial	$1,013	$959	$54	6%
Office	2,199	2,146	53	2%
Other	1,847	1,642	205	12%
Total property tax expense	$5,059	$4,747	$312	7%
Same Store property tax expense increased $0.3 million for the three months ended June 30, 2023 compared to the same period in the prior year primarily due to the following:

Other property tax expense increased $0.2 million during the three months ended June 30, 2023 compared to the same period a year prior. The increase is primarily due to an increase of approximately $0.2 million as a result of one property transitioning from tenant-managed to landlord-managed, which requires the Company to record property tax and corresponding recovery revenue.
Property Management Fees
The following table provides summary information for the Company’s Same Store portfolio property management fees for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property management fees
Industrial	$63	$63	$—	—%
Office	176	179	(3)	(2)%
Other	200	211	(11)	(5)%
Total property management fees	$439	$453	$(14)	(3)%
The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2023 and June 30, 2022:

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Depreciation and amortization	$29,438	$37,072	$(7,634)	(21)%
Same Store depreciation and amortization decreased $7.6 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to fewer lease expirations in the current period compared to prior year, which resulted in decelerated amortization of intangibles.
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
For the six months ended June 30, 2023, our “Same Store” portfolio consisted of 73 properties, encompassing approximately 18.2 million square feet, with an acquisition value of approximately $3.1 billion and Annualized Base Rent as of June 30, 2023 of $201.8 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 73 properties for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income	$123,097	$129,247	$(6,150)	(5)%
Property operating expense	$12,971	$11,797	$1,174	10%
Property tax expense	$10,138	$9,204	$934	10%
Property management fees	$873	$910	$(37)	(4)%
Depreciation and amortization	$58,748	$66,902	$(8,154)	(12)%
Rental Income
The following table provides summary information for the Company’s Same Store portfolio revenues for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income
Industrial	$28,222	$27,885	$337	1%
Office	68,143	74,116	(5,973)	(8)%
Other	26,732	27,246	(514)	(2)%
Total rental income	$123,097	$129,247	$(6,150)	(5)%
Same Store rental income decreased $6.2 million for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to the following:
Office property rental income decreased $6.0 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) an approximately $8.2 million decrease in termination income received in connection with certain tenants exercising early lease termination rights for the six months ended June 30, 2023; (ii) an approximately $1.9 million reduction in rental income related to expiring and terminated leases; offset by (iii) an increase of approximately $3.2 million increase in lease commencements and amendments in the six months ended June 30, 2023; (iv) an approximately $0.5 million increase in recoveries from common area and operating expense reconciliations; and (v) an approximately $0.4 million increase in recoveries primarily due to two properties transitioning from tenant-managed to landlord-managed, which requires the Company to record recovery revenue and corresponding expense.
Property Operating Expense
The following table provides summary information for the Company’s Same Store portfolio property operating expense for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property operating expense
Industrial	$1,410	$1,568	$(158)	(10)%
Office	6,192	5,726	466	8%
Other	5,369	4,503	866	19%
Total property operating expense	$12,971	$11,797	$1,174	10%
Same Store property operating expense increased $1.2 million for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to following:
Office property operating expense increased approximately $0.5 million for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to (i) an increase of $0.2 million due to one property becoming fully occupied during the six months ended June 30, 2022 compared to approximately 60% occupied in the same period a year prior; and (ii) an approximately $0.2 million increase in recoverable repair, maintenance and utility expense at two properties.
Other property operating expense increased $0.9 million for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to (i) an increase of $0.3 million due to one property becoming occupied during the six months ended June 30, 2023 compared to vacant the same period a year prior; and (ii) and an increase of $0.4 million due to one property transitioning from tenant-managed to landlord managed, which requires the company to record property operating expenses and corresponding recovery revenue.
Property Tax Expense
The following table provides summary information for the Company’s Same Store portfolio property tax expense for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property tax expense
Industrial	$2,056	$1,914	$142	7%
Office	4,405	4,058	347	9%
Other	3,677	3,232	445	14%
Total property tax expense	$10,138	$9,204	$934	10%
Same Store property tax expense increased $0.9 million for the six months ended June 30, 2023 compared to the same period in the prior year primarily due to the following:
Office property tax expense increased $0.3 million during the six months ended June 30, 2023 compared to the same period a year prior. The increase is primarily due to an increase of $0.2 million as a result of two properties transitioning from tenant-managed to landlord-managed in the six months ended June 30, 2023, which requires the Company to record property tax expense and corresponding recovery revenue.
Other property tax expense increased $0.4 million during the six months ended June 30, 2023 compared to the same period a year prior. The increase is primarily due to an increase of $0.5 million as a result of one property transitioning from tenant-managed to landlord-managed in the six months ended June 30, 2023, which requires the Company to record property tax expense and corresponding recovery revenue.
Property Management Fees
The following table provides summary information for the Company’s Same Store portfolio property management fees for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property management fees
Industrial	$126	$126	$—	—%
Office	346	363	(17)	(5)%
Other	401	421	(20)	(5)%
Total property management fees	$873	$910	$(37)	(4)%
The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Depreciation and amortization	$58,748	$66,902	$(8,154)	(12)%
Same Store depreciation and amortization decreased $8.2 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to fewer lease expirations in the current period compared to prior year, which resulted in decelerated amortization of intangibles.
Portfolio Analysis
Comparison of the Three Months Ended June 30, 2023 to the Three Months Ended June 30, 2022
The following table provides summary information about the Company’s results of operations directly related to the operations of the reportable segments for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income	$62,540	$123,073	$(60,533)	(49)%
Property operating expense	$6,919	$14,335	$(7,416)	(52)%
Property tax expense	$5,545	$11,482	$(5,937)	(52)%
Property management fees	$430	$1,045	$(615)	(59)%
Rental Income
The following table provides summary information for the Company’s consolidated portfolio revenues, by reportable segment, for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income
Industrial	$13,981	$14,807	$(826)	(6)%
Office	34,999	93,494	(58,495)	(63)%
Other	13,560	14,772	(1,212)	(8)%
Total rental income	$62,540	$123,073	$(60,533)	(49)%
Total rental income decreased $60.5 million due to the following:
Industrial property rental income decreased $0.8 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) an approximately $1.1 million decrease due to the disposition of two industrial properties in January and February 2023; offset by (ii) an approximately $0.2 million increase in prior year common area reconciliations and the timing of recoverable operating expense.
Office property rental income decreased $58.5 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due (i) an approximately $51.0 million decrease related to the sale of the Office Portfolio, two additional Office properties in 2022, and four additional Office segment properties in 2023; (ii) an approximately $8.2 million decrease in termination income received in connection with certain tenants exercising early lease termination rights for the three months ended June 30, 2023; offset by (iii) an approximately $0.6 million increase in lease commencements and amendments.
Other property rental income decreased $1.2 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) a $0.8 million decrease related to the natural lease expiration at one property; an approximately (ii) $0.8 million decrease in termination income received in connection with certain tenants exercising early lease termination rights for the three months ended June 30, 2023; offset by (iii) an approximately $0.3 million increase in lease commencements and amendments.
Property Operating Expense
The following table provides summary information for the Company’s consolidated portfolio property operating expense for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property operating expense
Industrial	$585	$602	$(17)	(3)%
Office	3,448	11,377	(7,929)	(70)%
Other	2,886	2,356	530	22%
Total property operating expense	$6,919	$14,335	$(7,416)	(52)%
Total property operating expense decreased approximately $7.4 million primarily due to following:

Office property operating expense decreased $7.9 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to an approximately $8.1 million decrease resulting from to the sale of the JV Office Portfolio, two additional Office properties in 2022, and four Office segment properties in 2023, offset by an approximately $0.2 million increase in recoverable utility, repair, and maintenance expense.
Other property operating expense increased approximately $0.5 million for the three months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to an approximately $0.6 million increase in recoverable utility, repair, and maintenance expense; offset by an approximately $0.2 million decrease in recoverable repair and maintenance expense.
Property Tax Expense
The following table provides summary information for our consolidated portfolio property tax expense for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property tax expense
Industrial	$1,013	$1,031	$(18)	(2)%
Office	2,480	8,582	(6,102)	(71)%
Other	2,052	1,869	183	10%
Total property tax expense	$5,545	$11,482	$(5,937)	(52)%
Total property tax expense decreased approximately $5.9 million primarily due to the following:
Office property tax expense decreased $6.1 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the sale of the JV Office Portfolio, and two additional Office properties in 2022, and four Office segment properties in 2023.
Property Management Fees
The following table provides summary information for our consolidated portfolio property management fees for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property management fees
Industrial	$63	$63	$—	—%
Office	148	751	(603)	(80)%
Other	219	231	(12)	(5)%
Total property management fees	$430	$1,045	$(615)	(59)%
Property management fees decreased $0.6 million primarily due to the following:
Office property management fees decreased $0.6 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the sale of the JV Office Portfolio in August 2022, two additional Office properties in 2022, and four Office segment properties in 2023.

The following chart sets forth expenses not directly related to the operations of the reportable segments for the three months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Three Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
General and administrative expenses	$12,030	$8,750	$3,280	37%
Corporate operating expenses to related parties	$341	$416	$(75)	(18)%
Depreciation and amortization	$30,472	$59,980	$(29,508)	(49)%
Interest expense	$16,068	$22,366	$(6,298)	(28)%
Transaction expenses	$21,303	$5,545	$15,758	284%
Loss from disposition of assets	$9,701	$—	$9,701	100%
Net loss from investment in unconsolidated entity	$17,508	$—	$17,508	100%
Real estate impairment provision	$397,373	$75,557	$321,816	426%
Other income (loss), net	$2,747	$(196)	$2,943	(1,502)%
General and Administrative Expense
General and administrative expense increased approximately $3.3 million for the three months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to (i) an approximately $2.0 million increase in employee severance expense, including $0.9 million in stock-based compensation and a $1.1 million severance cash payment; (ii) an approximately $0.8 million increase in employee stock-based (i.e. non-cash) compensation expense related to restricted share units; (iii) an approximately $0.4 million increase in professional fees, primarily related to disposition fees and legal fees; (iv) an approximately $0.4 million increase in other corporate expenses related to investor relations, marketing, temporary personnel, and filing fees; and (v) an approximately $0.2 million increase in non-employee trustee stock-based compensation; offset by an approximately $0.5 million decrease in transfer agent fees.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $29.5 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) approximately $20.5 million related to the sale of the JV Office Portfolio, two additional Office properties in 2022, and eight additional properties in 2023; (ii) a decrease of approximately $8.9 million in accelerated amortization of intangibles due to amended, naturally expiring, and early terminated leases compared to the three months ended June 30, 2022; and (iii) approximately $0.4 million due to real estate impairments recorded in 2022 which lowered the depreciable book bases of the impaired assets.
Interest Expense
Interest expense decreased by approximately $6.3 million for the three months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) approximately $4.8 million as a result of the payoff of three mortgage loans since July 1, 2022; (ii) approximately $1.1 million decrease due to the payoff of the $200.0 million 2023 Term Loan in September 2022; (iii) approximately $2.2 million decrease from the payoff of the of the $400 million 2024 Term Loan in March 2023; (iv) $0.2 million decrease in amortization of financing costs; offset by (v) approximately $2.0 million increase primarily due to higher interest rates on unhedged variable rate debt and an increase in the revolver facility balance.

Transaction Expenses
Transaction expenses increased by approximately $15.8 million for the three months ended June 30, 2023 compared to the same period in the prior year, primarily due to $21.3 million in banking, advisory, and other expenses related to the Listing compared to approximately $5.6 million related to transaction expenses in 2022.
Loss From Disposition of Assets
Loss from disposition of assets increased approximately $9.7 million for the three months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to the sales of three Office properties and two Other properties for three months ended June 30, 2023, compared to no property sales during the three months ended June 30, 2022.

Net Loss From Investment in Unconsolidated Entities
Net loss from investment in unconsolidated entities, of which the Company recognizes its proportionate share, increased approximately $17.5 million for the three months ended June 30, 2023 compared to the same period in the prior year due to the Company’s investment in the Office Joint Venture, which was formed in August 2022. The net loss is primarily due to the Office Joint Venture incurring (i) $49.9 million of interest expense, including $21.8 million of amortization of deferred financing costs, and (ii) $18.4 million of depreciation expense.

Real Estate Impairment
Real estate impairment increased approximately $321.8 million for the three months ended June 30, 2023 compared to the same period in the prior year due to the impairment of sixteen real estate assets to date in 2023 compared to four real estate assets for the same quarter last year. The impairment was primarily related to changes during the three months ended June 30, 2023 related to anticipated hold periods, estimated selling prices, and potential vacancies.
Other Income, Net
The increase in other income, net of $2.9 million for the three months ended June 30, 2023 compared to the same period in the prior year is primarily due to (i) an increase of $2.2 million of interest income from money market accounts during the three months ended June 30, 2023; and (ii) an increase of $0.6 million in other income due to write-offs related to the disposition of properties and consulting fees, offset by (iii) a $0.1 million increase in state, franchise and excise tax expense.
Comparison of the Six Months Ended June 30, 2023 to the Six Months Ended June 30, 2022
The following table provides summary information about the Company’s results of operations directly related to the operations of the reportable segments for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income	$129,513	$239,262	$(109,749)	(46)%
Property operating expense	$14,029	$29,378	$(15,349)	(52)%
Property tax expense	$11,367	$21,515	$(10,148)	(47)%
Property management fees	$952	$2,084	$(1,132)	(54)%
Rental Income
The following table provides summary information for the Company’s consolidated portfolio revenues, by reportable segment, for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Rental income
Industrial	$28,575	$30,307	$(1,732)	(6)%
Office	74,188	179,339	(105,151)	(59)%
Other	26,750	29,616	(2,866)	(10)%
Total rental income	$129,513	$239,262	$(109,749)	(46)%
Total rental income decreased $109.7 million due to the following:
Industrial property rental income decreased $1.7 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) an approximately $1.9 million decrease from the disposition of two industrial properties in January and February 2023; offset by (ii) an approximately $0.2 million increase related to new leases and amendments.

Office property rental income decreased $105.2 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) a $97.3 million decrease due to the sale of the JV Office Portfolio, two additional properties in 2022, and four Office segment properties during the six months ended June 30, 2023; (ii) a decrease of approximately $8.5 million in termination income received in connection with certain tenants exercising early lease termination rights; offset by (iii) an increase of approximately $0.9 million related to new leases and amendments.
Other property rental income decreased $2.9 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) an approximately $1.6 million decrease related to the lease expiration at one property; (ii) an approximately $1.6 million decrease in termination income received in connection with certain tenants exercising early lease termination rights for the six months ended June 30, 2023; (iii) an approximately $0.4 million decrease due to the timing of recoverable operating expenses; (iv) an approximately $0.3 million decrease in recovery revenue due to the vacancy at one property that was subsequently sold in May 2023; offset by a $1.0 million increase as a result of one property transitioning from tenant-managed to landlord-managed the six months ended June 30, 2023, which requires the Company to record recovery revenue and corresponding property tax expense.
Property Operating Expense
The following table provides summary information for the Company’s consolidated portfolio property operating expense for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property operating expense
Industrial	$1,427	$1,598	$(171)	(11)%
Office	6,842	22,828	(15,986)	(70)%
Other	5,760	4,952	808	16%
Total property operating expense	$14,029	$29,378	$(15,349)	(52)%
Total property operating expense decreased approximately $15.3 million primarily due to following:
Office property operating expense decreased $16.0 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the sale of the JV Office Portfolio, two additional properties in 2022, and four Office segment properties in 2023.
Other property operating expense increased $0.8 million for the six months ended June 30, 2023 compared to the same period in the prior year, primarily related to (i) an increase of approximately $1.0 million in recoverable repair, maintenance and utility expense; offset by (ii) an approximately $0.3 million decrease in recoverable repair and maintenance expense.
Property Tax Expense
The following table provides summary information for our consolidated portfolio property tax expense for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property tax expense
Industrial	$2,072	$2,059	$13	1%
Office	5,186	15,745	(10,559)	(67)%
Other	4,109	3,711	398	11%
Total property tax expense	$11,367	$21,515	$(10,148)	(47)%
Total property tax expense decreased approximately $10.1 million primarily due to the following:
Office property tax expense decreased $10.6 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the sale of the JV Office Portfolio, two additional properties in 2022, and four Office segment properties in 2023.

Other property tax expense increased $0.4 million for the six months ended June 30, 2023 compared to the same period in the prior year due to one property transitioning from tenant-managed to landlord-managed, which requires the company to record property tax expense and corresponding recovery revenue.
Property Management Fees
The following table provides summary information for our consolidated portfolio property management fees for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
Property management fees
Industrial	$126	$126	$—	—%
Office	386	1,496	(1,110)	(74)%
Other	440	462	(22)	(5)%
Total property management fees	$952	$2,084	$(1,132)	(54)%
Property management fees decreased $1.1 million primarily due to the following:
Office property management fees decreased $1.1 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to the sale of the JV Office Portfolio and two additional properties in 2022.
The following chart sets forth expenses not directly related to the operations of the reportable segments for the six months ended June 30, 2023 and June 30, 2022 (dollars in thousands):

	Six Months Ended June 30,		Increase/(Decrease)	Percentage Change
	2023	2022
General and administrative expenses	$21,758	$17,942	$3,816	21%
Corporate operating expenses to related parties	$718	$926	$(208)	(22)%
Depreciation and amortization	$61,827	$112,843	$(51,016)	(45)%
Interest expense	$33,082	$44,032	$(10,950)	(25)%
Transaction expenses	$24,490	$8,428	$16,062	191%
(Loss) Gain from disposition of assets	$20,909	$—	$20,909	100%
Net loss from investment in unconsolidated entity	$32,169	$—	$32,169	100%
Real estate impairment provision	$397,373	$75,557	$321,816	426%
Other income (loss), net	$3,959	$(426)	$4,385	(1,029)%
General and Administrative Expense
General and administrative expense increased approximately $3.8 million for the six months ended June 30, 2023 compared to the prior period primarily due to (i) an approximately $2.0 million increase in employee severance expense, including $0.9 million in stock-based compensation and a $1.1 million severance cash payment; (ii) an approximately $1.5 million increase in employee stock-based compensation (i.e. non-cash) expense related restricted share units; (iii) an approximately $0.6 million increase in professional fees, primarily related to disposition and legal fees; and (iv) an approximately $0.3 million increase in non-employee trustee stock-based compensation; offset by an approximately $0.4 million decrease in transfer agent fees.
Corporate Operating Expenses to Related Parties
Corporate operating expense to related parties decreased approximately $0.2 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to an amendment to the Administrative Services Agreement in the prior year, which reduced the total services provided to the Company.

Depreciation and Amortization
Depreciation and amortization decreased by approximately $51.0 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) approximately $40.7 million related to the sale of the JV Office Portfolio, two additional properties in 2022, and eight properties in 2023; and (ii) a decrease of approximately $10.5 million in accelerated amortization of intangibles due to fully amortized and early terminated leases compared to the six months ended June 30, 2022.

Interest Expense

Interest expense decreased $11.0 million for the six months ended June 30, 2023 compared to the same period in the prior year. The decrease is primarily due to (i) approximately $9.4 million as a result of the payoff of three mortgage loans since July 1, 2022; (ii) approximately $1.9 million decrease due to the payoff of the $200 million 2023 Term Loan in September 2022; (iii) approximately $2.4 million decrease from the payoff of the $400 million 2024 Term Loan in March 2023; (iv) approximately $0.6 million in Bank Loan Fees present in the previous year and not present in the current year; offset by (v) approximately $3.0 million increase primarily due to higher interest rates on unhedged variable rate debt and an increase in the revolver facility balance, and (vi) $0.3 million increase to amortization of financing costs.

Transaction Expenses

Transaction expenses increased by approximately $16.1 million for the six months ended June 30, 2023 compared to the same period in the prior year, primarily due to $24.5 million in banking, advisory, and other fees related to the Listing compared to approximately $8.4 million related to transaction expenses in 2022.

(Loss) Gain From Disposition of Assets

Gain from disposition of assets increased approximately $20.9 million for the six months ended June 30, 2023 compared to the same period in the prior year. The increase is primarily due to the (i) gain of approximately $30.6 million on the sales of two Industrial properties and one Office property for the three months ended March 31, 2023, offset by (ii) a net loss of approximately $9.7 million on the sales of three Office segment and two Other segment properties for the three months ended June, 2023, compared to no property sales during the six months ended June 30, 2022.

Net Loss From Investment in Unconsolidated Entities

Net loss from investment in unconsolidated entities, of which the Company recognizes its proportionate share, increased approximately $32.2 million for the six months ended June 30, 2023 compared to the same period in the prior year due to the Company’s investment in the Office Joint Venture which was formed in August 2022. The net loss is primarily due to the Office Joint Venture incurring (i) $92.9 million of interest expense, including $41.4 million of amortization of deferred financing costs, and (ii) $33.2 million of depreciation expense.

Other Income, Net

The increase in other income, net of $4.4 million for the six months ended June 30, 2023 compared to the same period in the prior year is primarily due to (i) an increase of approximately $3.6 million of interest income from cash accounts during the six months ended June 30, 2023, and (ii) an increase of approximately $0.4 million of write-offs of accruals related to prior year consulting fees.

Real Estate Impairment Provision

The increase in real estate impairment provision of approximately $321.8 million is primarily due to the impairment of sixteen real estate assets to during the six months ended June 30, 2023 compared to four real estate assets during the six months ended June 30, 2023. The impairment was primarily related to changes during the six months ended June 30, 2023 related to anticipated hold periods, estimated selling prices, and potential vacancies.

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

Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$(452,403)	$(76,599)	$(443,384)	$(73,869)
Adjustments:
Depreciation of building and improvements	19,538	32,494	39,592	64,587
Amortization of leasing costs and intangibles	11,031	27,575	22,428	48,433
Impairment provision, real estate	397,373	75,557	397,373	75,557
Equity interest of depreciation of building and improvements - unconsolidated entities	9,020	—	16,258	—
Loss (gain) from disposition of assets, net	9,701	—	(20,909)	—
FFO	(5,740)	59,027	11,358	114,708
Distribution to redeemable preferred shareholders	—	(2,516)	(2,375)	(5,032)
Preferred units redemption charge	(4,970)	—	(4,970)	—
FFO attributable to common shareholders and limited partners	$(10,710)	$56,511	$4,013	$109,676
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and limited partners	$(10,710)	$56,511	$4,013	$109,676
Adjustments:
Revenues in excess of cash received, net	(2,644)	(3,389)	(6,927)	(6,687)
Amortization of share-based compensation	2,626	1,685	5,182	3,442
Deferred rent - ground lease	435	511	868	1,028
Unrealized loss (gain) on investments	(5)	68	(37)	158
Amortization of above/(below) market rent, net	(291)	(432)	(413)	(846)
Amortization of debt premium/(discount), net	83	102	185	203
Amortization of ground leasehold interests	(97)	(90)	(193)	(179)
Amortization of below tax benefit amortization	372	372	740	740
Amortization of deferred financing costs	655	840	1,929	1,631
Company’s share of amortization of deferred financing costs- unconsolidated entity	10,655	—	20,287	—
Company’s share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	(750)	—	(1,576)	—
Company’s share of amortization of above market rent - unconsolidated entity	(26)	—	(314)	—
Write-off of transaction costs	—	10	32	28
Employee separation expense	2,042	2	2,042	72
Transaction expenses	21,303	5,545	24,490	8,428
Amortization of lease inducements	49	284	150	353
Preferred units redemption charge	4,970	—	4,970	—
AFFO available to common shareholders and limited partners	$28,667	$62,019	$55,428	$118,047
FFO per share, basic and diluted	$(0.27)	$1.43	$0.10	$2.77
AFFO per share, basic and diluted	$0.73	$1.57	$1.40	$2.98

Weighted-average common shares outstanding - basic and diluted EPS	35,922,706	36,079,905	35,960,804	36,075,708
Weighted-average OP Units	3,528,666	3,537,654	3,502,412	3,537,654
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,451,372	39,617,559	39,463,216	39,613,362

NOI, Cash NOI and Same Store Cash NOI
Net operating income is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss and termination income. Net operating income on a cash basis (“Cash NOI”) is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. Net operating income on a cash basis for our Same Store portfolio (“Same Store Cash NOI”) is Cash NOI for properties held for the entirety of all periods presented. We believe that NOI, Cash NOI and Same Store Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI, Cash NOI and Same Store Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income (loss). In addition, NOI, Cash NOI and Same Store Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
Because NOI, Cash NOI and Same Store Cash NOI exclude depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of NOI, Cash NOI and Same Store Cash NOI as measures of our performance is limited. Therefore, NOI, Cash NOI and Same Store Cash NOI should not be considered as alternatives to net (loss) income, as computed in accordance with GAAP. NOI, Cash NOI and Same Store Cash NOI may not be comparable to similarly titled measures of other companies.
Our calculation of each of NOI, Cash NOI and Same Store Cash NOI is presented in the following table for three and six months ended June 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of Net Income to Total NOI
Net (loss) income	$(452,403)	$(76,599)	$(443,384)	$(73,869)
General and administrative expenses	12,030	8,750	21,758	17,942
Corporate operating expenses to related parties	341	416	718	926
Real estate impairment provision	397,373	75,557	397,373	75,557
Depreciation and amortization	30,472	59,980	61,827	112,843
Interest expense	16,068	22,366	33,082	44,032
Other loss (income), net	(2,747)	196	(3,959)	426
Loss from investment in unconsolidated entities	17,508	—	32,169	—
Loss (gain) from disposition of assets	9,701	—	(20,909)	—
Transaction expenses	21,303	5,545	24,490	8,428
Total NOI	$49,646	$96,211	$103,165	$186,285

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash NOI Adjustments
Industrial:
Industrial NOI	$12,320	$13,111	$24,950	$26,524
Straight-line rents	(107)	(211)	(224)	(426)
Amortization of acquired lease intangibles	(96)	(102)	(190)	(189)
Deferred termination income	—	—	(24)	—
Industrial cash NOI	12,117	12,798	24,512	25,909

Office:
Office NOI	28,923	72,784	61,774	139,269
Straight-line rents	(2,831)	(2,666)	(7,288)	(5,183)
Amortization of acquired lease intangibles	(67)	(213)	31	(424)
Deferred termination income	—	—	—	—
Deferred ground/office lease	439	510	872	1,022
Other intangible amortization	372	372	741	741
Inducement amortization	49	284	150	353
Office Cash NOI	26,885	71,071	56,280	135,778

Other:
Other NOI	8,403	10,316	16,441	20,492
Straight-line rents	293	245	608	438
Amortization of acquired lease intangibles	(128)	(117)	(254)	(233)
Deferred termination income	—	(758)	—	(1,516)
Deferred ground/office lease	(4)	1	(4)	5
Other Cash NOI	8,564	9,687	16,791	19,186
Total Cash NOI	$47,566	$93,556	$97,583	$180,873

Same Store Cash NOI Adjustments
Industrial:
Industrial Cash NOI	$12,117	$12,798	$24,512	$25,909
Cash NOI for recently acquired properties	—	—	—	—
Cash net operating loss (income) for recently disposed properties	7	(1,143)	(307)	(2,283)
Industrial Same Store Cash NOI	12,124	11,655	24,205	23,626

Office:
Office Cash NOI	26,885	71,071	56,280	135,778
Cash NOI for recently acquired properties	—	—	—	—
Cash net operating loss (income) for recently disposed properties	163	(37,050)	(1,212)	(74,430)
Same Store inducement amortization adjustment	(49)	(284)	(150)	(353)
Office Same Store Cash NOI[1]	26,999	33,737	54,918	60,995

Other:
Other Cash NOI	8,564	9,687	16,791	19,186
Cash NOI for recently acquired properties	—	—	—	—
Cash net operating loss (income) for recently disposed properties	359	(56)	847	48
Other Same Store Cash NOI	8,923	9,631	17,638	19,234
Total Same Store Cash NOI	$48,046	$55,023	$96,761	$103,855
1For both the three and six months ended June 30, 2023, the decrease in Office Same store Cash NOI is primarily due to an $8.2 million decrease in termination income received in connection with certain tenants exercising early lease termination rights.

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as the ability and willingness of our tenants to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, distributions, and for the payment of debt service on our outstanding indebtedness, including repayment of our Second Amended and Restated Credit Agreement, and property secured mortgage loans. Generally, we anticipate that cash needs will be met from funds from operations and our credit facility. We anticipate that cash flows from continuing operations and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, distributions and other requirements over the next 12 months and in the longer term.
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement, our Operating Partnership, as the borrower, has a $1.7 billion credit facility consisting of a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in September 2023 (with a series of extension options to January 31, 2026, subject to the satisfaction of certain customary conditions), a $400.0 million senior unsecured term loan maturing in April 2024 (the “$400M 2024 5-Year Term Loan”), a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) (collectively, the “KeyBank Loans”). The $400M 2024 5-Year Term Loan was paid-off as noted below. The credit facility also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of June 30, 2023, the available undrawn capacity under the Revolving Credit Facility was $34.0 million.
Seventh Amendment to the Second Amended and Restated Credit Agreement
Prior to the Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 31, 2023 (the “Seventh Amendment”), the final Revolving Credit Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On March 21, 2023, our Operating Partnership, entered into the Seventh Amendment, which, among other things, (i) permits our Operating Partnership to extend the Revolving Commitments (as defined in the Second Amended and Restated Credit Agreement) of each Extending Revolving Lender (as defined in the Second Amended and Restated Credit Agreement) through January 31, 2026 (the “Subsequent Extension”); (ii) amended the covenant regarding Tangible Net Worth (as defined in the Second Amended and Restated Credit Agreement) to reduce the baseline calculation for the required Tangible Net Worth from approximately $2.0 billion to $1.0 billion; and (iii) added a covenant that prohibits any special distributions from extraordinary non-recurring income.
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

In connection with the Seventh Amendment, and as a condition to the effectiveness thereof, our Operating Partnership prepaid the outstanding principal balance ($400.0 million) of the $400M 2024 5-Year Term Loan. The prepayment was funded through a draw on the revolving credit facility portion of the Second Amended and Restated Credit Agreement.
The interest rate for the credit facility varies based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 2025 5-Year Term Loan, and the $150M 2026 7-Year Term Loan from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If our Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of the $400M 2025 5-Year Term Loan and the $150M 2026 7-Year Term Loan, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that the benchmark index is discontinued.
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
The following table sets forth a summary of the interest Rate swaps at June 30, 2023 and December 31, 2022 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$11,494	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	7,655	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	5,708	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,785	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,812	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,810	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,782	3,408	100,000	100,000
Total				$41,046	$41,404	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of June 30, 2023, derivatives where in an asset/liability position are included in the line item “Interest rate swap assets” or “Interest rate swap liability,” in the consolidated balance sheets at fair value.
Common Equity
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 (the “DRP Registration Statement”) for the registration of up to $100 million in common shares pursuant to our distribution reinvestment plan (the “DRP”). On October 1, 2021, we announced a suspension of our DRP, effective October 11, 2021. As of June 30, 2023, we had sold 3,946,642 common shares for approximately $341.1 million under our DRP. On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023. On May 22, 2023, we filed a post-effective amendment to the DRP Registration Statement to deregister all of the common shares registered for sale that were not sold pursuant to the DRP Registration Statement.

Share Redemption Program
Prior to its termination upon the Listing, the Company had adopted a share redemption program (“SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year. Under the SRP the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. During the six months ended June 30, 2023, the Company redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.
Perpetual Convertible Preferred Shares
Upon consummation of our Predecessor’s merger with certain other related entities, we issued 5,000,000 Series A Preferred Shares (as defined below) to the Preferred Holder (defined below). We assumed the purchase agreement (the “Purchase Agreement”) that our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), entered into on August 8, 2018 with SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (acting through Kookmin Bank as trustee) (the “Preferred Holder”) and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Preferred Holder, pursuant to which the Preferred Holder agreed to purchase an aggregate of 10,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Stock at a price of $25.00 per share (the “Series A Preferred Shares”) in two tranches, each comprising 5,000,000 Series A Preferred Shares.
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
Pursuant to the Redemption Agreement, the Company redeemed from the Preferred Holder all 5,000,000 Series A Preferred Shares held by the Preferred Holder in exchange for a redemption payment of $125.0 million, plus accumulated and unpaid distributions of $2.4 million in accordance with the Articles Supplementary filed by the Company on April 30, 2019 (the “Articles Supplementary”). The Preferred Holder agreed to waive the Redemption Fee (as defined in the Articles Supplementary) in the amount of $1.875 million and any other payments in connection with the Series A Preferred Shares. The Redemption Agreement also terminates the Purchase Agreement, and provides that any rights and privileges afforded to the Preferred Holder under the Purchase Agreement are terminated and canceled and of no further force or effect, including the Preferred Holder’s right to purchase, and the Company’s obligation to sell, the Second Issuance, and no party to the Purchase Agreement has any further obligations thereunder.
Additionally, the Company had $5.0 million of capitalized offering costs related to the initial issuance of the preferred shares, which were previously recorded to equity and were written off during the quarter as a non-cash expense to preferred units redemption charge on the statement of operations.
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
As of June 30, 2023, no further distributions to the holders of the Series A Preferred Shares were due in light of the redemption of the Series A Preferred Shares that occurred on April 10, 2023.

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
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our common shares or OP Units, proceeds from secured or unsecured financings, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and joint venture arrangements, which would enable us to acquire or develop properties. If necessary, we may use financings or other sources of capital, in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.
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

The Company’s material cash requirements as of June 30, 2023 including the following contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2023	Thereafter
Outstanding debt obligations (1)	$1,467,146	$20,444	$1,446,702
Interest on outstanding debt obligations (2)	267,095	42,052	225,043
Ground lease obligations	263,709	752	262,957
Total	$1,997,950	$63,248	$1,934,702
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at June 30, 2023. Projected interest payments on the KeyBank Loans are based on the contractual interest rates in effect at June 30, 2023.
Capital Expenditures and Tenant Improvement Commitments
As of June 30, 2023, we also had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $24.4 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our KeyBank Loans.
Our cash, cash equivalents and restricted cash balances increased by approximately $89.6 million during the six months ended June 30, 2023 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Six Months Ended June 30,
	2023	2022	Change
Net cash provided by operating activities	$24,765	$115,409	$(90,644)
Net cash used in investing activities	$289,155	$(6,212)	$295,367
Net cash used in financing activities	$(188,197)	$(73,044)	$(115,153)
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions. During the six months ended June 30, 2023, we generated $24.8 million in cash from operating activities compared to $115.4 million for the six months ended June 30, 2022. The decrease in cash from operating activities for the six months ended June 30, 2023 was primarily due to the property dispositions that occurred in 2022 and 2023.

Investing Activities. Cash provided by investing activities for the six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$291,023	$—	$291,023
Distributions of capital from investment in unconsolidated entities	—	—	—
Total sources of cash provided by investing activities	$291,023	$—	$291,023
Uses of cash for investing activities:
Payments for construction in progress	$(1,719)	$(5,842)	$4,123
Purchase of investments	(149)	(143)	(6)
Restricted reserves	—	(227)	227
Total uses of cash used in investing activities	$(1,868)	$(6,212)	$4,344
Net cash used in investing activities	$289,155	$(6,212)	$295,367
Financing Activities. Cash used in financing activities for the six months ended June 30, 2023 and 2022 consisted of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	Increase (decrease)
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$400,000	$—	$400,000
Proceeds from borrowings - Term Loan	—	—	—
Total sources of cash provided by financing activities	$400,000	$—	$400,000
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(19,013)	—	(19,013)
Principal payoff of indebtedness - Term Loan	(400,000)	—	(400,000)
Principal amortization payments on secured indebtedness	(3,643)	(4,605)	962
Offering costs	(9)	(23)	14
Deferred financing costs	(2,580)	(375)	(2,205)
Redemption of preferred units	(125,000)	—	(125,000)
Repurchase of common shares	(4,443)	—	(4,443)
Distributions to noncontrolling interests	(2,401)	(5,553)	3,152
Distributions to preferred units subject to redemption	(4,891)	(5,031)	140
Repurchase of common shares to satisfy employee tax withholding requirements	(1,450)	(459)	(991)
Distributions to common shareholders	(24,551)	(56,777)	32,226
Financing lease payment	(215)	(221)	6
Total sources of cash used in financing activities	$(588,196)	$(73,044)	$(515,152)
Net cash (used in) provided by financing activities	$(188,196)	$(73,044)	$(115,152)
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
Distributions may be funded with operating cash flow from our properties or cash on hand. To the extent that we do not have taxable income, distributions paid will be considered a return of capital to shareholders. The following table shows distributions paid and cash flow provided by operating activities during the six months ended June 30, 2023 and year ended December 31, 2022 (dollars in thousands):

	Six Months Ended June 30, 2023			Year Ended December 31, 2022
Distributions paid in cash — noncontrolling interests	$2,401			$11,136
Distributions paid in cash — common shareholders	24,551			114,110
Distributions paid in cash — preferred shareholders	4,891			10,063
Distributions of DRP	—			—
Total distributions	$31,843	(1)		$135,309
Source of distributions (2)
Paid from cash flows provided by operations	$24,765		78%	$135,309	100%
Cash on hand	7,078		22	—	—
Total sources	$31,843	(3)	100%	$135,309	100%

Net cash provided by operating activities	$24,765			$152,676
(1)Distributions are paid on a monthly basis in arrears. Distributions for all record dates of a given month are paid on or about the first business day of the following month. Total cash distributions declared but not paid as of June 30, 2023 were $8.9 million for common shareholders and noncontrolling interests.
(2)Percentages were calculated by dividing the respective source amount by the total sources of distributions.
(3)Allocation of total sources are calculated on a quarterly basis.
For the six months ended June 30, 2023, we paid and declared cash distributions of approximately $23.0 million to common shareholders including shares issued pursuant to the DRP and approximately $2.2 million to the limited partners of the Operating Partnership, as compared to FFO attributable to common shareholders and limited partners and AFFO available to common shareholders and limited partners for the six months ended June 30, 2023 of approximately $(10.7) million and $28.7 million, respectively. The payment of distributions from sources other than FFO or AFFO may reduce the amount of proceeds available for investment and operations or cause us to incur additional interest expense as a result of borrowed funds. From our inception through June 30, 2023, we paid approximately $1.1 billion of cumulative distributions (excluding preferred distributions), including approximately $341.2 million reinvested through our DRP, as compared to net cash provided by operating activities of approximately $792.6 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
Market risks include risks that arise from changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other market changes that affect market-sensitive instruments. We expect that one of the primary market risk to which we will be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt. Our current indebtedness consists of the KeyBank Loans and other loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading purposes.
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
As of June 30, 2023, our debt consisted of approximately $1.3 billion in fixed rate debt (including the interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $6.6 million). As of December 31, 2022, our debt consisted of approximately $1.3 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.4 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of the end of the period covered by this Quarterly Report on Form 10-Q that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified by the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the six months ended June 30, 2023, there were no sales of unregistered securities.
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
During the three months ended June 30, 2023, we repurchased shares as follows:

For the Month Ended	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
April 30, 2023	—		$—	—	—
May 31, 2023	49,738	(2)	$21.49	—	(1)
June 30, 2023	—		$—	—	(1)
(1) For a description of the maximum number of shares that may have been purchased under our SRP, see Note 9, Equity, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. The SRP terminated upon the Listing.
(2) Consists of shares withheld (i.e. forfeited) pursuant to provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
On March 14, 2023, the Board amended and restated the existing bylaws of the Company (“Existing Bylaws”), effective as of, and subject to the occurrence of, the Listing which occurred on April 13, 2023. The amendments to the Existing Bylaws effected the following, among other things:

•Modified the advance notice provisions by requiring that shareholders submit a notice of nomination for trustees or other business to be presented at the Company’s annual meeting of shareholders no earlier than 150 days and no later than 120 days prior to the first anniversary of the Company’s proxy statement for the preceding year (such notice was required to be delivered no earlier than 90 days and no more than 120 days prior to the first anniversary of the mailing of the notice of the meeting for the preceding year’s annual meeting); and
•Modified the advance notice provisions to reflect certain procedural requirements related to the SEC’s recently adopted “universal proxy” rules, as well as certain technical, conforming and clarifying changes in connection therewith, including the following:
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
During the three months ended June 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686

10.2
Seventh Amendment to Second Amended and Restated Credit Agreement dated March 21, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2023, SEC File No. 000-55605

10.3
Amendment No. 2 to the Griffin Realty Trust Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K, filed on March 24, 2023, SEC File No. 000-55605

10.4
Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2023, SEC File No. 000-55605

10.5
Redemption Agreement dated April 10, 2023, by and among Peakstone Realty Trust, SH Global Private Real Estate Trust No. 13(H) and Shinhan Asset Management Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2023, SEC File No. 000-55605

10.6
Separation and Consulting Agreement, dated as of June 22, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., Griffin Capital Real Estate Company, LLC and Scott Tausk, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2023, SEC File No. 001-41686

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
101*
The following Peakstone Realty Trust financial information for the period ended June 30, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	August 8, 2023	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)