Form 10-Q
period 2023-09-30
Peakstone Realty Trust
filed 2023-11-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 9, 2023, there were 36,013,175 common shares outstanding.

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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$364,446	$233,180
Restricted cash	5,651	4,764
Real estate:
Land	244,369	327,408
Building and improvements	2,042,347	2,631,965
Tenant origination and absorption cost	418,896	535,889
Construction in progress	2,197	1,994
Total real estate	2,707,809	3,497,256
Less: accumulated depreciation and amortization	(546,732)	(644,639)
Total real estate, net	2,161,077	2,852,617
Investments in unconsolidated entity	—	178,647
Intangible assets, net	30,572	33,861
Deferred rent receivable	63,874	79,572
Deferred leasing costs, net	17,087	26,507
Goodwill	94,678	94,678
Right of use assets	34,175	35,453
Interest rate swap asset	39,687	41,404
Other assets	28,962	31,877
Real estate assets and other assets held for sale, net	—	20,816
Total assets	$2,840,209	$3,633,376
LIABILITIES AND EQUITY
Debt, net	$1,442,003	$1,485,402
Distributions payable	8,296	12,402
Due to related parties	706	1,458
Intangible liabilities, net	17,104	20,658
Lease liability	46,368	46,519
Accrued expenses and other liabilities	80,452	80,802
Total liabilities	1,594,929	1,647,241

Commitments and contingencies (Note 13)

Perpetual convertible preferred shares	—	125,000
Noncontrolling interests subject to redemption; zero and 61,788 units as of September 30, 2023 and December 31, 2022, respectively	—	3,812
Shareholders’ equity:
Common shares, $0.001 par value; shares authorized, 800,000,000; shares outstanding in the aggregate, 35,997,549 and 35,999,898 as of September 30, 2023 and December 31, 2022, respectively	36	36
Additional paid-in capital	2,967,635	2,948,600
Cumulative distributions	(1,067,807)	(1,036,678)
Accumulated deficit	(807,965)	(269,926)
Accumulated other comprehensive income	37,434	40,636
Total shareholders’ equity	1,129,333	1,682,668
Noncontrolling interests	115,947	174,655
Total equity	1,245,280	1,857,323
Total liabilities and equity	$2,840,209	$3,633,376
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Rental income	$61,713	$101,330	$191,226	$340,592
Expenses:
Property operating expense	7,829	13,716	21,858	43,094
Property tax expense	5,077	9,737	16,444	31,252
Property management fees	440	823	1,392	2,907
General and administrative expenses	9,653	9,521	31,411	27,463
Corporate operating expenses to related parties	257	140	975	1,065
Depreciation and amortization	25,003	42,628	86,830	155,470
Real estate impairment provision	—	10,697	397,373	86,254
Total expenses	48,259	87,262	556,283	347,505
Income before other income (expenses)	13,454	14,068	(365,057)	(6,913)
Other income (expenses):
Interest expense	(16,126)	(24,283)	(49,208)	(68,315)
Debt breakage cost	—	(13,249)	—	(13,249)
Other income (expense), net	3,654	(162)	7,613	(588)
Net loss from investment in unconsolidated entity	(144,598)	—	(176,767)	—
Net gain (loss) from disposition of assets	3,748	(95,513)	24,657	(95,513)
Transaction expenses	(80)	(234)	(24,570)	(8,662)
Net loss	(139,948)	(119,373)	(583,332)	(193,240)
Distributions to redeemable preferred shareholders	—	(2,516)	(2,375)	(7,547)
Preferred units redemption	—	—	(4,970)	—
Net loss attributable to noncontrolling interests	12,353	10,710	52,677	17,643
Net loss attributable to controlling interests	(127,595)	(111,179)	(538,000)	(183,144)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(45)	(36)	(133)
Net loss attributable to common shareholders	$(127,595)	$(111,224)	$(538,036)	$(183,277)
Net loss attributable to common shareholders per share, basic and diluted	$(3.55)	$(3.08)	$(14.97)	$(5.08)
Weighted average number of common shares outstanding, basic and diluted	35,975,483	36,081,363	35,965,751	36,077,614
Cash distributions declared per common share	$0.23	$0.80	$0.87	$2.37
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(139,948)	$(119,373)	$(583,332)	$(193,240)
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	(1,797)	—	(1,880)	—
Change in fair value of swap agreements	(1,327)	20,851	(1,622)	64,471
Total comprehensive loss	(143,072)	(98,522)	(586,834)	(128,769)
Distributions to redeemable preferred shareholders	—	(2,516)	(2,375)	(7,547)
Preferred units redemption charge	—	—	(4,970)	—
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(44)	(36)	(133)
Comprehensive loss attributable to noncontrolling interests	12,629	8,878	52,976	11,977
Comprehensive loss attributable to common shareholders	$(130,443)	$(92,204)	$(541,239)	$(124,472)
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	13,620	—	2,556	—	—	—	2,556	—	2,556
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,700)	—	(381)	—	—	—	(381)	—	(381)
Cash distributions to common shareholders	—	—	—	(14,873)	—	—	(14,873)	—	(14,873)
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,435)	(1,435)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(2)	(2)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	6,033	—	6,033	585	6,618
Other comprehensive loss	—	—	—	—	—	(6,789)	(6,789)	(656)	(7,445)
Balance as of March 31, 2023	36,006,922	$36	$2,950,706	$(1,051,551)	$(263,893)	$33,847	$1,669,145	$173,157	$1,842,302
Deferred equity compensation	33,092	—	4,034	—	—	—	4,034	—	4,034
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(49,738)	—	(1,069)	—	—	—	(1,069)	—	(1,069)
Cash distributions to common shareholders	—	—	—	(8,117)	—	—	(8,117)	—	(8,117)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	—	—
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Exchange of noncontrolling interests	4,188	—	370	—	—	—	370	(370)	—
Reclass of redeemable non-controlling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(776)	(776)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(1)	(1)
Offering costs on preferred units	—	—	4,970	—	—	—	4,970	—	4,970
Net loss	—	—	—	—	(416,476)	—	(416,476)	(40,909)	(457,385)
Other comprehensive income	—	—	—	—	—	6,435	6,435	632	7,067
Balance as of June 30, 2023	35,924,476	$36	$2,959,011	$(1,059,668)	$(680,369)	$40,282	$1,259,292	$135,534	$1,394,826

Deferred equity compensation	—	—	2,444	—	—	—	2,444	—	2,444
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	—	—	—	—	—	—	—	—	—
Cash distributions to common shareholders	—	—	—	(8,139)	—	—	(8,139)	—	(8,139)
Share class conversion	—	—	—	—	—	—	—	—	—
Exchange of noncontrolling interests	73,073	—	6,180	—	—	—	6,180	(6,180)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(778)	(778)
Net loss	—	—	—	—	(127,596)	—	(127,596)	(12,353)	(139,949)
Other comprehensive loss	—	—	—	—	—	(2,848)	(2,848)	(276)	(3,124)
Balance as of September 30, 2023	35,997,549	$36	$2,967,635	$(1,067,807)	$(807,965)	$37,434	$1,129,333	$115,947	$1,245,280
See accompanying notes.

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Income	Accumulated Other Comprehensive Loss	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2021	36,070,902	$36	$2,951,972	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	14,248	—	1,757	—	—	—	1,757	—	1,757
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,621)	—	(459)	—	—	—	(459)	—	(459)
Cash distributions to common shareholders	—	—	—	(28,073)	—	—	(28,073)	—	(28,073)
Reversal of shares for distribution reinvestment plan	(2)	—	—	—	—	—	—	—	—
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	99	99
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,698)	(2,698)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(14)	—	—	—	(14)	—	(14)
Net income	—	—	—	—	151	—	151	19	170
Other comprehensive income	—	—	—	—	—	30,912	30,912	2,979	33,891
Balance of March 31, 2022	36,079,527	$36	$2,953,256	$(950,635)	$142,134	$12,204	$2,157,284	$219,048	$2,376,332
Deferred equity compensation	2,756	—	1,685	—	—	—	1,685	—	1,685
Cash distributions to common stockholders	—	—	—	(28,393)	—	—	(28,393)	—	(28,393)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,728)	(2,728)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net loss	—	—	—	—	(72,207)	—	(72,207)	(6,952)	(79,159)
Other comprehensive income	—	—	—	—	—	8,874	8,874	855	9,729
Balance as of June 30, 2022	36,082,283	$36	$2,954,932	$(979,028)	$69,927	$21,078	$2,067,234	$210,219	$2,277,453
Deferred equity compensation	—	—	2,698	—	—	—	2,698	—	2,698
Cash distributions to common stockholders	—	—	—	(28,929)	—	—	(28,929)	—	(28,929)
Repurchase of common stock	(74,850)	—	(4,999)	—	—	—	(4,999)	—	(4,999)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	857	857
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,758)	(2,758)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(4)	(4)
Offering costs	—	—	(13)	—	—	—	(13)	—	(13)
Net income	—	—	—	—	(111,220)	—	(111,220)	(10,710)	(121,930)
Other comprehensive income	—	—	—	—	—	19,019	19,019	1,832	20,851
Balance as of September 30, 2022	36,007,433	$36	$2,952,618	$(1,007,957)	$(41,293)	$40,097	$1,943,790	$199,436	$2,143,226
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(583,332)	$(193,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of building and building improvements	55,943	90,855
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	32,005	65,733
Amortization of below market leases, net	(834)	(1,282)
Amortization of deferred financing costs and debt premium	2,875	4,628
Amortization of swap interest	94	94
Deferred rent	(6,453)	(8,584)
Net (loss) gain from sale of depreciable operating properties	(24,657)	95,513
Net loss from investment in unconsolidated entity	176,767	—
Gain from investments	52	180
Impairment provision	397,373	86,254
Share-based compensation	9,034	6,141
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(4,491)	(1,975)
Accrued expenses and other liabilities	5,029	(8,257)
Due to related parties, net	(635)	(712)
Net cash provided by operating activities	58,770	135,348
Investing Activities:
Proceeds from disposition of properties	299,107	970,376
Restricted reserves	—	(337)
Payments for construction in progress	(9,102)	(13,715)
Purchase of investments	(209)	(221)
Investment in unconsolidated entities	—	(34,558)
Net cash provided by investing activities	289,796	921,545
Financing Activities:
Proceeds from borrowings - Credit Facility	400,000	—
Principal payoff of secured indebtedness - Mortgage Debt	(36,128)	(469,777)
Principal pay down of indebtedness - Revolving Credit Facility	—	(373,500)
Principal payoff of indebtedness - Term Loan	(400,000)	(200,000)
Principal amortization payments on secured indebtedness	(5,449)	(6,848)
Deferred financing costs	(2,955)	(2,724)
Offering costs	(9)	(35)
Redemption of preferred units	(125,000)	—
Repurchase of common shares	(4,443)	—
Distributions to noncontrolling interests	(3,196)	(8,360)
Distributions to preferred units subject to redemption	(4,891)	(7,547)
Distributions to common shareholders	(32,668)	(85,674)
Financing lease payment	(224)	(226)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,450)	(459)
Net cash used in financing activities	(216,413)	(1,155,150)
Net increase in cash, cash equivalents and restricted cash	132,153	(98,257)
Cash, cash equivalents and restricted cash at the beginning of the period	237,944	186,140
Cash, cash equivalents and restricted cash at the end of the period	$370,097	$87,883

Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease (increase) in fair value swap agreement	$(1,622)	$64,471
Accrued tenant obligations	$551	$3,294
Distributions payable to common shareholders	$8,139	$9,386
Distributions payable to noncontrolling interests	$778	$915
Exchange of noncontrolling interest to common stock	$6,550	$—
Common share redemptions funded subsequent to period-end	$—	$(5,000)
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,358
Accrued for construction in progress	$1,173	$122
Investment in unconsolidated entity	$—	$159,927
Contribution to unconsolidated joint venture	$1,960	$—
Shortfall Loan related to unconsolidated joint venture	$(1,960)	$—
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns directly and indirectly all of the Company’s assets. As of September 30, 2023, the Company owned approximately 91.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of September 30, 2023, the Company’s wholly-owned portfolio consisted of 73 properties located in 24 states with a weighted average remaining lease term of approximately 6.3 years.

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
average number of outstanding common shares determined in the basic earnings per share computation plus the potential effect of any dilutive securities (e.g., OP Units and preferred shares, when considered convertible for purposes of computing diluted earnings per share). The effect of including OP Units and unvested time-based restricted share units using the treasury stock method was excluded from our calculation of weighted average common shares outstanding for diluted earnings per share, as the inclusion would have been anti-dilutive for the three and nine months ended September 30, 2023 and September 30, 2022. Total excluded shares related to the OP Units and unvested time-based restricted share units were 3,879,641 and 3,745,445 for the three and nine months ended September 30, 2023, respectively. Total excluded shares related to the OP Units and unvested time-based restricted share units were 3,785,135 and 3,755,708 for the three and nine months ended September 30, 2022, respectively.
Restricted Cash
As required by certain lease provisions or certain lenders in conjunction with an acquisition or debt financing, the Company assumed or funded reserves for specific property improvements and deferred maintenance, re-leasing costs, and taxes and insurance, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to such tenant’s respective lease as follows:

	Balance as of
	September 30, 2023	December 31, 2022
Cash reserves	$1,036	$4,262
Restricted lockbox	4,615	502
Total restricted cash	$5,651	$4,764

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

Projections of expected future undiscounted cash flows require management to estimate future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, discount and capitalization rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. See Note 3, Real Estate, for further details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Impairment of Investments in Unconsolidated Entities
On a quarterly basis, the Company evaluates its equity method investment in an unconsolidated entity for a potential other-than-temporary impairment (“OTTI”). If the Company’s investment is other than temporarily impaired, it determines the fair value of its investment and records the impairment measured as the difference between its carrying amount and fair value. The impairment is recorded to net earnings or loss from investment in unconsolidated entities on the consolidated statement of operations. See Note 4, Investment in Unconsolidated Entities, for further details.
Segment Information
ASC 280, Segment Reporting, establishes standards for reporting financial and descriptive information about a public entity’s reportable segments. The Company internally evaluates all of the properties and interests therein as three reportable segments: Industrial, Office, and Other. Refer to Note 14, Segment Reporting, for further details.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for distribution to shareholders. As of September 30, 2023, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
Recently Issued Accounting Pronouncements
Changes to GAAP are established by the FASB in the form of an Accounting Standards Update (“ASUs”) to the FASB’s Accounting Standards Codification. The Company considers the applicability and impact of all ASUs. Other than the ASUs discussed below, the FASB has not recently issued any other ASUs that the Company expects to be applicable and have a material impact on the Company's financial statements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

3.     Real Estate
The following table summarizes the Company’s gross investment in real estate as of:

	September 30, 2023	December 31, 2022
Land	$244,369	$327,408
Building and improvements	2,042,347	2,631,965
Tenant origination and absorption cost	418,896	535,889
Construction in progress	2,197	1,994
Total real estate	$2,707,809	$3,497,256
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the three and nine month periods ended September 30, 2023.
Dispositions of Real Estate
For the nine months ended September 30, 2023, the Company sold nine properties for gross disposition proceeds of approximately $308.7 million. The Company recognized a net gain of approximately $24.7 million, detailed in the table below:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Sale Date	Segment	Location	Gross Proceeds	Gain (Loss)
Three Months Ended March 31, 2023
January 6, 2023	Industrial	Irvine, CA	$40,000	$18,690
February 16, 2023	Industrial	Clinton, SC	19,300	7,109
March 2, 2023	Office	Herndon, VA	110,300	4,811
		Total	169,600	30,610

Three Months Ended June 30, 2023
May 9, 2023	Other	Lone Tree, CO	5,600	(301)
May 15, 2023	Office	Houston, TX	62,300	(5,000)
June 8, 2023	Other	Greenwood Village, CO	5,000	(5,200)
June 30, 2023	Office	Andover, MA	23,700	100
June 30, 2023	Office	Andover, MA	34,200	700
		Total	130,800	(9,701)

Three Months Ended September 30, 2023
August 16, 2023	Other	Rancho Cordova, CA	8,300	3,748
		Total	8,300	3,748
Total for the Nine Months Ended September 30, 2023			$308,700	$24,657
Real Estate Impairment
During the nine months ended September 30, 2023, in connection with the preparation and review of the financial statements, the Company recorded a real estate impairment provision of approximately $397.4 million on 16 properties, consisting of eight Office properties for $196.1 million and eight Other properties for $201.2 million. The impaired properties are located in the Southwest, Northeast, West, and Southeast regions of the United States. The impairment resulted from changes in the second quarter related to anticipated hold periods, estimated selling prices, and potential vacancies that impacted the recoverability of these assets. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
In-place lease valuation (above market)	$23,042	$28,619
In-place lease valuation (above market) - accumulated amortization	(16,394)	(19,799)
In-place lease valuation (above market), net	6,648	8,820

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(8,104)	(6,987)
Intangibles - other, net	23,924	25,041
Intangible assets, net	$30,572	$33,861

In-place lease valuation (below market)	$(44,840)	$(48,686)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(205)	(258)
In-place lease valuation & land leasehold interest - accumulated amortization	31,013	31,358
Intangible liabilities, net	$(17,104)	$(20,658)

Tenant origination and absorption cost	$418,896	$535,889
Tenant origination and absorption cost - accumulated amortization	(224,061)	(282,383)
Tenant origination and absorption cost, net	$194,835	$253,506
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Above and below market leases, net	$(421)	$(436)	$(834)	$(1,282)
Tenant origination and absorption cost	$8,261	$15,427	$29,651	$60,826
Ground lease amortization (below market)	$(98)	$(95)	$(290)	$(274)
Other leasing costs amortization	$489	$1,028	$1,527	$4,064

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial JV Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial JV Office Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “JV Office Mezzanine Loan”, and together with the JV Office Initial Mortgage Loan, the “Initial Office JV Loans”). The initial maturity date of the Initial Office JV Loans was September 9, 2023, subject to two, one-year extension options. The interest rates during the initial term of the Initial JV Office Mortgage Loan and the JV Office Mezzanine Loan were Term SOFR (1-month) (with a 3% interest rate cap on SOFR) + 3.635% (subject to a 0.25% increase during each extension term) and Term SOFR (1-month) with a 3% interest rate cap on SOFR + 6.574% (subject to a 0.25% increase during each extension term), respectively. The Office Joint Venture paid approximately $6.7 million for the interest rate caps.

During the quarter ended September 30, 2023, the Office Joint Venture exercised the first of two one-year extension options, extending the maturity date of the Initial Office JV Loans to September 9, 2024. The interest rates during the one-year extension terms of the Initial JV Office Mortgage Loan and the JV Office Mezzanine Loan are Term SOFR (1-month) (with a 4.4% interest rate cap on SOFR) + 3.885% and Term SOFR (1-month) + 6.824%, respectively. The Office Joint Venture paid approximately $9.6 million for the interest rate caps and funded a portion of the purchase by calling capital from its members (the “Capital Call”). GRT VAO Sub’s portion of the Capital Call was approximately $2.0 million. GRT VAO Sub is not obligated to and did not fund any amount of the Capital Call. In accordance with the Office Joint Venture’s governing documents, another member of the Office Joint Venture (the “Funding Member”) made an interest bearing loan to GRT VAO Sub in the principal amount of GRT VAO Sub’s portion of the Capital Call (the “Shortfall Loan”), the proceeds of which Shortfall Loan were used to fund GRT VAO Sub’s portion of the Capital Call. The Shortfall Loan is non-recourse to GRT VAO Sub and its affiliates and shall be repaid to the Funding Member solely out of (i) any distributions to which GRT VAO Sub is otherwise entitled under the Office Joint Venture’s governing documents and (ii) the proceeds from certain transfers which results in GRT VAO Sub and its affiliates no longer owning a direct or indirect equity interest in the Office Joint Venture.

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
The interests discussed above are deemed to be variable interests in variable interest entities ("VIE") and based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company records the net earnings or losses on investment on a one quarter lag. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its initial contribution in the investments.
Impairment of Investment in Office Joint Venture
During the three months ended September 30, 2023, the Company recorded an OTTI of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
balance. The impairment resulted from a decline in the fair value of the investment primarily due to increased future loan extension risk impacting the Company’s expectations on the recoverability of the investment. The impairment was recorded to “Net loss from investment in unconsolidated entity” on the consolidated statement of operations.

Summary of Investment in Office Joint Venture

The table below summarizes the Company’s investment in the unconsolidated Office Joint Venture, which the Company determined is related to corporate activities and is excluded from its segment reporting:

Office Joint Venture
Investment in Office Joint Venture
Balance at December 31, 2022	$178,647
Contributions(1)	1,960
Shortfall Loan(1)	(1,960)
Company’s share of net loss	(48,659)
Company’s share of other comprehensive loss	(654)
Impairment provision (2)	(129,334)
Balance at September 30, 2023	$—
(1)Amounts represent the deemed contribution and related Shortfall Loan between the Company’s subsidiary, GRT VAO Sub, and the Funding Member of the Office Joint Venture for the Capital Call. Refer to details above.
(2)Amount represents the impairment of the Company’s investment in the Office Joint Venture of $129.3 million. As of September 30, 2023, the Company also had a cumulative proportionate share of the Office Joint Venture’s accumulated other comprehensive income (“AOCI”) of $1.2 million, which was also written off in conjunction with the investment balance being impaired to zero. The write-off of the AOCI resulted in recognition of income, which was also recorded to “Net loss from investment in unconsolidated entity” for a total net loss of $128.1 million during the period.
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	September 30, 2023(1)	December 31, 2022 (2)
Assets
Real estate properties, net	$1,099,915	$981,354
Other assets	299,847	240,447
Total Assets	$1,399,762	$1,221,801

Liabilities
Mortgages payable, net	$1,051,178	$856,765
Other liabilities	86,358	52,018
Total Liabilities	$1,137,536	$908,783
(1)Amounts are as of June 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023 (1)	2022 (2)	2023 (3)	2022 (2)
Total revenues	$50,889	$—	$145,595	$—
Expenses:
Operating expenses	(16,838)	—	(49,271)	—
General and administrative	(1,699)	—	(5,354)	—
Depreciation and amortization	(17,074)	—	(50,259)	—
Interest expense	(51,721)	—	(144,703)	—
Other expenses, net	2,782	—	4,665	—
Total Expenses	(84,550)	—	(244,922)	—
Net Loss	$(33,661)	$—	$(99,327)	$—
(1)Amounts represent the period of April 1, 2023 to June 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
(2)No activity reported for the three and nine months ended September 30, 2022 as the Office Joint Venture was formed in August 2022 and reports activity on a one quarter lag.
(3)Amounts represent the period of October 1, 2022 to June 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

5.     Debt
As of September 30, 2023 and December 31, 2022, the Company’s consolidated debt consisted of the following:

	September 30, 2023	December 31, 2022	Contractual Interest Rate (1)		Loan Maturity(2)		Effective Interest Rate(3)

Highway 94 Mortgage Loan	$11,970	$12,740	3.75%		August 2024		5.04%
Pepsi Bottling Ventures Mortgage Loan	17,540	17,836	3.69%		October 2024		3.93%
AIG Loan II	120,556	122,328	4.15%		November 2025		4.99%
BOA II Loan	250,000	250,000	4.32%		May 2028		4.14%
AIG Loan	98,158	99,794	4.96%		February 2029		5.09%
HealthSpring Mortgage Loan	—	19,107	—%	(4)	—		—%
Samsonite Mortgage Loan	—	17,998	—%	(5)	—		—%
Total Mortgage Debt	498,224	539,803
Revolving Credit Facility	400,000	—	SOF Rate + 1.30%	(6)	January 2026	(8)	6.95%
2025 Term Loan	400,000	400,000	SOF Rate + 1.25%	(6)	December 2025		6.91%
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	(6)	April 2026		6.75%
2024 Term Loan	—	400,000	—%	(7)	—		—%
Total Debt	1,448,224	1,489,803
Unamortized Deferred Financing Costs and Discounts, net	(6,221)	(4,401)
Total Debt, net	$1,442,003	$1,485,402
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of September 30, 2023 was 4.16% for both the Company’s fixed-rate and variable-rate debt combined and 3.73% for the Company’s fixed-rate debt only.
(2)Reflects the maturity dates as of September 30, 2023.
(3)Reflects the effective interest rate as of September 30, 2023 and includes the effect of amortization of discounts/premiums and deferred financing costs, but excludes the effect of the interest rate swaps.
(4)HealthSpring Mortgage Loan was paid off in full in March 2023 and had a contractual interest rate of 4.18%.
(5)Samsonite Mortgage Loan was paid off in full in September 2023 and had a contractual interest rate of 6.08%.
(6)The applicable SOFR as of September 30, 2023 (assuming a five day look-back per the credit facility agreement) was 5.31%, which excludes a 0.1% per annum index adjustment as required per the Fifth Amendment to the Second Amended and Restated Credit Agreement.
(7)2024 Term Loan was paid off in full in March 2023 using proceeds drawn from the Revolving Credit Facility, and had a contractual interest rate of SOFR + 1.40%.
(8)The Revolving Credit Facility has a maturity date of December 30, 2023 with a series of extension options to January 31, 2026. See discussion below.

Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), and the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”)), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in December 2023 (with a series of extension options to January 31, 2026, subject to the satisfaction of certain customary conditions), a

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
$400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) and, together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of September 30, 2023, the available undrawn capacity under the Revolving Credit Facility was $152.1 million.
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
In addition to customary representations, warranties, covenants, and indemnities, the Second Amended and Restated Credit Agreement requires the Operating Partnership to comply with the following, which will be tested on a quarterly basis:
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
In addition, the Second Amended and Restated Credit Agreement prohibits any special distributions from extraordinary non-recurring income.
On October 31, 2023, the Company exercised its option to extend the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) to March 30, 2024, which extension will become effective upon the satisfaction or waiver of certain customary conditions.
Debt Covenant Compliance
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of September 30, 2023.

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
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Derivative Instruments
The Company has entered into interest rate swap agreements to hedge the variable cash flows associated with its variable-rate debt, including the KeyBank Loans. The change in the fair value of derivatives designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the interest rate swaps at September 30, 2023 and December 31, 2022:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$10,807	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	7,199	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	5,370	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,818	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,841	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,838	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,814	3,408	100,000	100,000
Total				$39,687	$41,404	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of September 30, 2023, derivatives in an asset or liability position are included in the line item “Other assets” or “Interest rate swap liability” in the consolidated balance sheets at fair value. The SOF rate as of September 30, 2023 (effective date) was 5.43%.
The following table sets forth the impact of the interest rate swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2023	2022
Interest Rate Swap in Cash Flow Hedging Relationship:
Amount of loss recognized in AOCI on derivatives	$(15,371)	$59,179
Amount of gain reclassified from AOCI into earnings under “Interest expense”	$16,993	$(5,292)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$49,208	$68,315
During the twelve months subsequent to September 30, 2023, the Company estimates that an additional $25.5 million of its income will be recognized from AOCI into earnings.
Certain agreements with the derivative counterparties contain a provision that if the Company defaults on its credit facility indebtedness, including a default where repayment of the indebtedness has not been accelerated by the lender within a specified time period, then the Company could also be declared in default on its derivative obligations.
As of September 30, 2023 and December 31, 2022, there were no swaps in a liability position. As of September 30, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Interest payable	$16,700	$13,654
Prepaid tenant rent	11,423	12,399
Deferred compensation	9,176	8,913
Real estate taxes payable	7,549	6,296
Property operating expense payable	4,394	7,960
Accrued construction in progress	1,173	35
Accrued tenant improvements	551	620
Redemptions payable	—	4,383
Other liabilities	29,486	26,542
Total	$80,452	$80,802

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the nine months ended September 30, 2023 and the year ended December 31, 2022.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2023 and December 31, 2022:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2023
Interest Rate Swap Asset	$39,687	$—	$39,687	$—
Mutual Funds Asset	$6,815	$6,815	$—	$—

December 31, 2022
Interest Rate Swap Asset	$41,404	$—	$41,404	$—
Mutual Funds Asset	$6,191	$6,191	$—	$—
Nonrecurring Measurement - Real Estate Impairment
During the nine months ended September 30, 2023, in connection with the preparation and review of the financial statements, the Company recorded a real estate impairment provision of approximately $397.4 million on sixteen properties,

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
including eight Office and eight Other properties, located in the Southwest, Northeast, West, and Southeast regions of the United States. The impairment resulted from changes in the second quarter related to anticipated hold periods, estimated selling prices, and potential vacancies that impacted the recoverability of these assets.
In determining the fair value of the properties, (i) for thirteen assets, the Company performed discounted cash flow analyses based on assumptions primarily relating to market rent, discount rates, and terminal capitalization rates, and (ii) for three assets, the Company based its determination on an estimated selling price per square foot and a shortened hold period. The Company considered these inputs as Level 3 measurements within the fair value hierarchy. The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the nine months ended September 30, 2023:

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
Nonrecurring Measurement - Investment in Unconsolidated Entity Impairment
During the three months ended September 30, 2023, the Company recorded an OTTI of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment balance. The impairment resulted from a decline in the fair value of the investment primarily due to increased future loan extension risk impacting the Company’s expectations on the recoverability of the investment. In determining the fair value of the investment in the Office Joint Venture, the Company considered Level 3 inputs.
Financial Instruments at Fair Value
Financial instruments as of September 30, 2023 and December 31, 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2023 and December 31, 2022.
The fair value of the seven mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using estimated current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	September 30, 2023		December 31, 2022
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$214,374	$250,000	$226,361	$250,000
AIG Loan II	109,010	120,556	111,872	122,328
AIG Loan	76,658	98,158	89,526	99,794
Samsonite Mortgage Loan	—	—	17,998	17,998
HealthSpring Mortgage Loan	—	—	19,107	19,107
Pepsi Bottling Ventures Mortgage Loan	16,994	17,540	17,014	17,836
Highway 94 Mortgage Loan	11,970	11,970	11,941	12,740
Total	$429,006	$498,224	$493,819	$539,803
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2023 and December 31, 2022. See Note 5, Debt, for details.

9.     Equity
Common Equity
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
As of September 30, 2023, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in private offerings, public offerings, the DRP (defined below) offerings and mergers (includes offerings by our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), our Predecessor’s merger with Signature Office REIT, Inc., and our Predecessor’s merger with certain other related entities (the “Predecessor Mergers”) and the acquisition of Cole Office & Industrial REIT (“CCIT II”) in a stock-for-stock transaction (the “CCIT II Merger”). As part of the $2.8 billion from the sale of shares, the Company issued (i) approximately 4,863,623 Class E shares in June 2015 upon the consummation of the merger with Signature Office REIT, Inc., (ii) 19,442,394 Class E shares in April 2019 upon consummation of the Predecessor Mergers in exchange for all outstanding shares of our Predecessor’s common stock at the time of the Predecessor Mergers, and (iii) 10,384,185 Class E shares in exchange for all the outstanding shares of CCIT II’s common stock at the time of the CCIT II Merger.
As of September 30, 2023, there were 35,997,549 common shares outstanding, including shares issued pursuant to the DRP, less shares redeemed pursuant to the SRP (defined below) and the self-tender offer, which occurred in May 2019 (the “Self-Tender Offer”).
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, capital needs, and the Company’s determinations of the appropriate sources of funding.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
During the three months ended September 30, 2023, the Company did not sell shares under the ATM program.
Distribution Reinvestment Plan
Prior to its termination on May 15, 2023, the Company adopted a Dividend Reinvestment Plan (the “DRP”), which allowed shareholders to have dividends and other distributions otherwise distributable to them invested in additional common shares. No sales commissions or dealer manager fees were paid on shares sold through the DRP, but the DRP shares were charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP was equal to the net asset value ("NAV") per share applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment.
On May 22, 2023, the Company filed a post-effective amendment to the registration statement for the Company’s DRP to deregister to all of the common shares registered for sales that were not sold pursuant to such registration statement.
As of September 30, 2023 and September 30, 2022, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings.
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
Under the SRP, the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. During the nine months ended September 30, 2023, the Company redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.
The following table summarizes share redemption activity under the SRP during the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023		2022
Shares of common shares redeemed	—	74,850	941	(1)	74,850
Weighted average price per share	$—	$66.78	$66.87		$66.78
(1) Does not include shares withheld (i.e., forfeited) by employees to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.
During the period beginning July 31, 2014 and through the termination of the SRP, the Company had redeemed 3,295,618 shares (excluding the Self-Tender Offer) of common shares for approximately $275.5 million at a weighted average price per share of $83.60 pursuant to the SRP.
Issuance of Restricted Share Units to Executive Officers, Employees and Board of Trustees
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Long-Term Incentive Plan (the “Plan”) which amended and restated the Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Prior Plan”) to (1) change the name of the Prior Plan in connection with the Company’s name change, (2) expressly provide for the grant of profits interests (or “LTIP Units”) in the Operating Partnership and (3) make conforming entity name changes throughout. Otherwise, the Plan contains the same material terms as the Prior Plan. The Plan provides for the grant of share-based awards to the Company’s trustees, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
stock options, restricted shares, share appreciation rights, distribution equivalent rights, LTIP Units, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 777,778 shares. As of September 30, 2023, 166,868 shares were available for future issuance under the Plan.
As of September 30, 2023 and September 30, 2022, there was $11.0 million and $14.2 million, respectively, of unrecognized compensation expense remaining, which vests between three months and approximately 2.3 years.
Total compensation expense related to RSUs for the three months ended September 30, 2023 and September 30, 2022 was approximately $2.4 million and $2.7 million, respectively. Total compensation expense for the nine months ended September 30, 2023 and September 30, 2022 was approximately $9.0 million and $6.1 million, respectively.
The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2021	169,846
Granted	116,749	$66.87
Forfeited	(9,404)	$80.38
Vested	(119,056)	$77.68
Balance at December 31, 2022	158,135
Granted	166,321	$56.53
Forfeited	(161)	$62.17
Vested(1)	(41,896)	$70.32
Balance at September 30, 2023	282,399
(1)    Total shares vested include 55,438 common shares that were withheld (i.e., forfeited) by employees during the nine months ended September 30, 2023 to satisfy minimum statutory tax with holdings requirements associated with the vesting of RSUs.

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
10.     Noncontrolling Interests
Noncontrolling interests represent limited partnership interests in the Operating Partnership in which the Company is the general partner.
As of September 30, 2023, noncontrolling interests were approximately 8.8% of total shares and 8.9% of weighted average shares outstanding (both measures assuming OP Units were converted to common shares). The Company classified OP Units exchanged for limited partnership interests issued in conjunction with contributed assets and in connection with the internalization of management of the Company in December 2018 (the “Self-Administration Transaction”), as noncontrolling interests, which are presented as a component of permanent equity, except as discussed below.
Any noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
As of September 30, 2023, the limited partners of the Operating Partnership owned approximately 3.5 million OP Units, which were issued to then affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction, and approximately 0.02 million OP Units were issued unrelated to property contributions.
As of September 30, 2023, all limited partners of the Operating Partnership (See Noncontrolling Interest Subject to Redemption below) had an Exchange Right (as defined below), pursuant to which, if exercised, the Operating Partnership would be required to redeem their OP Units for cash equal to the value of an equivalent number of common shares as calculated pursuant to the limited partnership agreement and applicable contribution agreement (the “Exchange Right”). If a limited partner of the Operating Partnership exercises an Exchange Right, the Company, as general partner of the Operating Partnership, may, in its sole and absolute discretion, elect to either (i) purchase the OP units for cash equal to the value of an equivalent number of common shares as calculated pursuant to the limited partnership agreement and applicable contribution agreement or (ii) purchase such limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed pursuant to the limited partnership agreement and applicable contribution agreement, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2023 and year ended December 31, 2022:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$174,655	$218,653
Reclass of noncontrolling interest subject to redemption	10	957
Exchange of noncontrolling interests	(6,550)	—
Reclass of redeemable non-controlling interest	3,801	—
Distributions to noncontrolling interests	(2,990)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(3)	(17)
Allocated net loss	(52,677)	(39,714)
Allocated other comprehensive income (loss)	(300)	5,718
Ending balance	$115,946	$174,655
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
these limited partners are allocated proportionately between common shareholders and other noncontrolling interests that are not considered redeemable.

Effective as of the Listing, and subsequently as of September 30, 2023, all OP Units are subject to the same redemption process as all other OP Units (i.e., can be redeemed for cash or, the Company can elect to purchase these OP Units by issuing common shares) as described above. The Company intends to redeem all OP Units for common shares.

Redemption of OP units from Self-Administration Transaction

In connection with the Self-Administration Transaction, Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and an affiliate of our Predecessor’s sponsor, Griffin Capital Company, LLC “GCC LLC”), received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (“GRECO”). GC LLC assigned approximately 50% of the OP units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.

As previously disclosed, certain of our current and former employees and executive officers, including Michael Escalante, our Chief Executive Officer, and Javier Bitar, our Chief Financial Officer and Treasurer, were employed by affiliates of GC LLC prior to the Self-Administration Transaction and are therefore participants in a long-term incentive plan of GC LLC that made grants to such participants in connection with services rendered prior to the Self-Administration Transaction. Participants in GC LLC’s long-term incentive plan, including Messrs. Escalante and Bitar, are entitled to receive distributions from the long-term incentive plan in the form of either cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.

The Listing requires that certain awards under GC LLC’s long-term incentive plan be settled during the fourth quarter 2023 and in four annual installments thereafter, unless waived or modified. As described above, in connection with the settlement of GC LLC’s long-term incentive plan, the plan administrator may choose to distribute cash, common shares, or other property, or a combination thereof, as elected by the plan administrator. If the plan administrator elects to redeem the OP units GC LLC received in connection with the Self-Administration Transaction pursuant to the terms of our Operating Partnership’s operating agreement, we intend to satisfy such redemption request with our common shares. If such a redemption occurs in the fourth quarter of 2023 and the plan administrator determines to distribute only common shares to plan participants, then, pursuant to the terms of the GC LLC long-term incentive plan, GC LLC would distribute 56,266 common shares to Mr. Escalante and 2,000 common shares to Mr. Bitar in connection with the redemption in the fourth quarter of 2023. The redemption of OP units and distribution of common shares would have no economically dilutive effect on our common shareholders.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction costs receivable and payable by the Company as of September 30, 2023 and December 31, 2022:

	Incurred for the Nine Months Ended		Payable as of
	September 30,		September 30,	December 31,
	2023	2022	2023	2022
Expensed
Costs advanced by related party	$85	$705	$48	$67
Administrative reimbursement	975	1,066	38	522
Assumed through Self-Administration Transaction/Mergers
Earn-out	—	—	—	130
Other
Distributions	2,381	6,498	620	739
Total	$3,441	$8,269	$706	$1,458
Administrative Services Agreement
As of October 6, 2023, the ASA is terminated. In connection with the Self-Administration Transaction, the Company, Operating Partnership, Predecessor, and GRECO, on the one hand, and GCC LLC and GC LLC, on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC LLC and GC LLC provided certain operational and administrative services to the Company at cost. The Company paid GCC LLC a monthly amount based on the actual costs anticipated to be incurred by GCC LLC for the provision of such services until such items were terminated from the ASA. Such costs were reconciled periodically and a full review of the costs is performed at least annually. In addition, the Company directly paid or reimbursed GCC LLC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services. On March 30, 2022, June 30, 2022, and March 21, 2023, the Company amended the ASA to reduce the scope of services provided, including removing the provision of office space and advisor services. On June 21, 2023, the Company delivered a partial termination notice under the ASA electing to terminate certain general corporate support services effective July 22, 2023. Following such amendments and such notice, GCC LLC and GC LLC were obligated to provide the Company with human resources support only, which services were terminable by the Company upon thirty (30) days’ prior written notice to GCC and GC LLC. On September 6, 2023, the Company delivered a termination notice under the ASA with respect to such human resources support services and, given those were the only remaining services, the ASA itself, automatically terminated effective October 6, 2023.

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
Prior to the execution of the El Segundo Sublease, the Company paid GCC rent for the Building as part of the Administrative Services Agreement. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the El Segundo Sublease.
The initial term of the El Segundo Sublease expires on June 30, 2024, unless the parties agree to further extend the term. The El Segundo Sublease provides for initial monthly base rent of approximately $0.05 million, subject to annual escalations of 3% as well as additional rent for certain operating expenses for the Building and portions of the Campus. As of September 30, 2023, the Company recorded a lease liability and a right-of-use asset for approximately $0.4 million relating to the El Segundo Sublease, which is included in Right of Use Asset and Lease Liability on the Company’s consolidated balance sheet.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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
The Company recognized $166.5 million and $277.7 million of lease income related to operating lease payments for the nine months ended September 30, 2023 and September 30, 2022, respectively.
The Company's current third-party tenant leases have expirations ranging from 2024 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of September 30, 2023:

As of September 30, 2023
Remaining 2023	$52,740
2024	199,272
2025	185,716
2026	181,278
2027	162,377
Thereafter	708,591
Total	$1,489,974
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee - Ground Leases
As of September 30, 2023, the Company is the tenant under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
Lessee - Office Leases
As of September 30, 2023, the Company is the tenant under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois, which expires on June 29, 2025, which is subject and subordinate to the rights of another tenant in the building.
For ground leases and operating leases, the Company incurred costs of approximately $2.9 million for the nine months ended September 30, 2023 and $3.1 million for the nine months ended September 30, 2022, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million for the nine months ended September 30, 2023 and $1.6 million for the nine months ended September 30, 2022.
The following table sets forth the weighted-average for the lease term and the discount rate as of September 30, 2023:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

	As of September 30, 2023
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	76.6 years	15.2 years
Weighted-average discount rate (1)	4.89%	3.34%
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
Maturities of lease liabilities as of September 30, 2023 were as follows:

	As of September 30, 2023
	Operating	Financing
Remaining 2023	$540	$343
2024	1,909	360
2025	1,570	365
2026	1,504	375
2027	1,527	381
2028	1,595	386
Thereafter	248,695	3,072
Total undiscounted lease payments	257,340	5,282
Less: imputed interest	(214,243)	(2,011)
Total lease liabilities	$43,097	$3,271

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
Capital Expenditures and Tenant Improvement Commitments
As of September 30, 2023, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $17.9 million.

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The Company evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. The Company excludes the following from Segment NOI because they are addressed on a corporate level: (i) the Office Joint Venture, (ii) interest expense, and (iii) general and administrative expenses. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.
The following table presents segment NOI for the three and nine months ended September 30, 2023 and September 30, 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Industrial NOI
Total Industrial revenues	$13,934	$15,095	$42,508	$45,401
Industrial operating expenses	(1,884)	(1,706)	(5,510)	(5,489)
Industrial NOI	12,050	13,389	36,998	39,912

Office NOI
Total Office revenues	34,022	72,128	108,210	251,467
Office operating expenses	(6,102)	(17,762)	(18,518)	(57,832)
Office NOI	27,920	54,366	89,692	193,635

Other NOI
Total Other revenues	13,757	14,107	40,508	43,724
Other operating expenses	(5,360)	(4,808)	(15,666)	(13,932)
Other NOI	8,397	9,299	24,842	29,792
Total NOI	$48,367	$77,054	$151,532	$263,339
A reconciliation of net loss to NOI for the three and nine months ended September 30, 2023 and September 30, 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Net Loss to Total NOI
Net loss	$(139,948)	$(119,373)	$(583,332)	$(193,240)
General and administrative expenses	9,653	9,521	31,411	27,463
Corporate operating expenses to related parties	257	140	975	1,065
Real estate impairment provision	—	10,697	397,373	86,254
Depreciation and amortization	25,003	42,628	86,830	155,470
Interest expense	16,126	24,283	49,208	68,315
Other (income) expense, net	(3,654)	162	(7,613)	588
Net loss from investment in unconsolidated entity	144,598	—	176,767	—
(Gain) loss from disposition of assets	(3,748)	95,513	(24,657)	95,513
Debt breakage costs	—	13,249	—	13,249
Transaction expenses	80	234	24,570	8,662
Total NOI	$48,367	$77,054	$151,532	$263,339

The following table presents the Company’s goodwill for each of the segments as of September 30, 2023 and December 31, 2022:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	September 30,	December 31,
	2023	2022
Goodwill
Industrial	$68,373	$68,373
Office	—	—
Other	26,305	26,305
Total Goodwill	$94,678	$94,678
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of the September 30, 2023 and December 31, 2022:

	September 30,	December 31,
	2023	2022
Industrial Real Estate, net
Total real estate	$740,790	$761,757
Accumulated depreciation and amortization	(146,047)	(137,738)
Industrial real estate, net	594,743	624,019

Office Real Estate, net
Total real estate	1,567,724	2,020,463
Accumulated depreciation and amortization	(279,852)	(305,829)
Office real estate, net	1,287,872	1,714,634

Other Real Estate, net
Total real estate	399,295	715,036
Accumulated depreciation and amortization	(120,833)	(201,072)
Other real estate, net	278,462	513,964

Total Real Estate, net	$2,161,077	$2,852,617
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

On August 2, 2023, the Board declared an all-cash distribution for the third quarter in the amount of $0.225 per common share. The Company paid such distribution on October 17, 2023 to shareholders of record as of September 30, 2023.

16.    Subsequent Events
On October 31, 2023, the Company exercised its option to extend the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) to March 30, 2024, which extension will become effective upon the satisfaction or waiver of certain customary conditions.
On November 7, 2023, the Board declared an all-cash distribution for the fourth quarter in the amount of $0.225 per common share. Such distribution is payable on or about January 17, 2024 to shareholders of record as of December 29, 2023.

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
PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly all of the Company’s assets. As of September 30, 2023, the Company owned approximately 91.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of September 30, 2023, the Company’s wholly-owned portfolio (i) consisted of 73 properties located in 24 states with a weighted average remaining lease term of approximately 6.3 years, (ii) was 96.4% leased based on rentable square feet with an average economic occupancy of 95.9% comprised of Industrial (100%), Office (97.0%), and Other (83.1%), and (iii) generated approximately $202.9 million Annualized Base Rent (“ABR”), defined as contractual base rent (excluding abatement periods and deducting base year operating expenses for gross and modified gross leases) multiplied by 12 months.

Approximately 60.1% of the Company’s ABR is expected to be generated pursuant to leases with respect to which the tenant, the lease guarantor or a non-guarantor parent of the tenant has an investment grade credit rating from a Nationally Recognized Statistical Rating Organization (“NRSRO”) approved by the U.S. Securities and Exchange Commission (the “SEC”) (e.g., Moody’s Investors Service, Inc., S&P Global Ratings and/or Fitch Ratings Inc.) or a company with a non-NRSRO credit rating (e.g., Bloomberg’s default risk rating) that management believes is generally equivalent to an NRSRO investment grade rating. Management can provide no assurance as to the comparability of these ratings methodologies or that any particular rating for a company is indicative of the rating that a single NRSRO would provide in the event that it rated all companies for which the Company provides credit ratings; to the extent such companies are rated only by non-NRSRO ratings providers, such ratings providers may use methodologies that are different and less rigorous than those applied by NRSROs. In the context of the Company’s portfolio, references to “investment grade” include, and credit ratings provided by the Company may refer to, tenants, guarantors, and non-guarantor parent entities. There can be no assurance that such guarantors or non-guarantor parents of our tenants will satisfy our tenant’s lease obligations, and accordingly, any such credit ratings may not be indicative of the creditworthiness of such tenants.

Revenue Concentration
By State:
The percentage of Annualized Base Rent as of September 30, 2023 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rent (unaudited)	Number of Properties	Percentage of Annualized Base Rent
Arizona	$23,280	7	11.5%
New Jersey	19,490	5	9.6
Colorado	16,402	4	8.1
Ohio	13,207	5	6.5
Texas	12,912	5	6.4
Massachusetts	12,449	3	6.1
California	12,271	2	6.0
Alabama	10,307	2	5.1
South Carolina	9,704	3	4.8
North Carolina	9,005	6	4.4
All Others (1)	63,829	31	31.5
Total	$202,856	73	100.0%
(1)     All others are 4.3% or less of Annualized Base Rent on an individual state basis.
By Industry:
The percentage of Annualized Base Rent as of September 30, 2023, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	Annualized Base Rent (unaudited)	Number of Lessees	Percentage of Annualized Base Rent
Capital Goods	$32,338	15	15.9%
Consumer Services	21,597	5	10.6
Materials	19,926	5	9.8
Food, Beverage & Tobacco	16,677	3	8.2
Health Care Equipment & Services	12,152	5	6.0
Commercial & Professional Services	11,701	7	5.8
Utilities	11,297	2	5.6
Energy	10,535	3	5.2
Retailing	9,727	2	4.8
Technology Hardware & Equipment	9,029	3	4.5
All Others (2)	47,877	20	23.6
Total	$202,856	70	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.4% of total Annualized Base Rent on an individual industry basis.

Top Ten Tenants:
No tenant or property based on the respective in-place leases, accounted for more than 5.7% of our Annualized Base Rent as of September 30, 2023. The percentage of Annualized Base Rent as of September 30, 2023, for the top 10 tenants, based on the respective in-place leases, is as follows (dollars in thousands):

Tenant	Annualized Base Rent (unaudited)	Percentage of Annualized Base Rent
Keurig Dr. Pepper	$11,532	5.7%
Southern Company Services	9,224	4.5
LPL Holdings	8,552	4.2
Amazon	8,542	4.2
Freeport McMoRan	7,867	3.9
Maxar Technologies	7,723	3.8
RH	7,487	3.7
Wyndham Hotels & Resorts	7,392	3.6
McKesson	6,123	3.0
Travel & Leisure, Co.	5,826	2.9
Total	$80,268	39.5%
Lease Expirations:
The tenant lease expirations by year based on Annualized Base Rent as of September 30, 2023 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet		Percentage of Annualized Base Rent
2023	$—	—	—		—%
2024	24,734	11	2,361,000		12.2
2025	9,477	8	872,000		4.7
2026	13,210	4	1,449,000		6.5
2027	14,349	7	571,000		7.1
2028	19,720	12	2,142,000		9.7
>2028	121,366	39	10,055,000		59.8
Vacant	—	—	645,000		—
Total	$202,856	81	18,095,000	(2)	100.0%
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.
(2)Excludes 4,500 square feet subject to leases with third parties for building amenities that do not generate net rent (e.g., health clubs and management offices).

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
Due to current remote and hybrid work practices, demand for office space nationwide has declined and may continue to decline. While we have seen some positive recent movement in return-to-office mandates from employers, office utilization remains down materially relative to pre-pandemic levels. In addition, the current challenging economic conditions and volatility in the capital markets (including bank failures) have adversely impacted commercial real estate overall and, in particular, the office sector. These market conditions and the potential for increased capital costs and availability of debt capital, among other things, have driven many companies to be more reticent in making office or other real estate related investments. Also, debt financing for real estate companies is now more difficult to arrange. All of these trends and uncertainties may adversely impact the Company’s business, financial condition, results of operations and cash flows.
Notwithstanding these trends and uncertainties, we believe we are positioning ourselves to provide attractive, risk-adjusted returns for our shareholders by leveraging the Company’s experienced, real estate-focused, cycle tested management team to pursue our strategy which includes:
•Owning and operating a stabilized portfolio of wholly-owned, high quality, newer-vintage single-tenant industrial and office properties located in diverse, strategic growth markets;
•In the near-term, operating a self-funded business plan in the near-term through the capital recycling and free cash flow; and
•Selectively acquiring high-quality industrial properties and, potentially, certain office assets.
For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion in “Overview” above, and (ii) the risks highlighted in the “Risk Factors” section of the Company’s Annual Report on Form 10-K.
Segment Information
The Company internally evaluates all of the properties and interests therein as three reportable segments: Industrial, Office and Other. The Company evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. The Company excludes the following from segment NOI because they are addressed on a corporate level: (i) the Office Joint Venture, (ii) interest expense, and (iii) general administrative expenses. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.

Reconciliation of Net Loss to Same Store NOI
Total net loss for the three months ended September 30, 2023 and September 30, 2022 was $139.9 million and $119.4 million, respectively. Total net loss for the nine months ended September 30, 2023 and September 30, 2022 was $583.3 million and $193.2 million, respectively. The following table reconciles net loss to Same Store NOI for the three and nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands). Refer to the NOI, Cash NOI and Same Store Cash NOI section for further details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Net Loss to Same Store NOI
Net loss	$(139,948)	$(119,373)	$(583,332)	$(193,240)
General and administrative expenses	9,653	9,521	31,411	27,463
Corporate operating expenses to related parties	257	140	975	1,065
Real estate impairment provision	—	10,697	397,373	86,254
Depreciation and amortization	25,003	42,628	86,830	155,470
Interest expense	16,126	24,283	49,208	68,315
Debt breakage costs	—	13,249	—	13,249
Other (income) expense, net	(3,654)	162	(7,613)	588
Net loss from investment in unconsolidated entity	144,598	—	176,767	—
(Gain) loss from disposition of assets	(3,748)	95,513	(24,657)	95,513
Transaction expenses	80	234	24,570	8,662
Total NOI	$48,367	$77,054	$151,532	$263,339
Same Store Adjustments:
Recently acquired properties	—	—	—	—
Recently disposed properties	186	(27,657)	(3,479)	(107,853)
Total Same Store NOI	$48,553	$49,397	$148,053	$155,486
Same Store Analysis
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
For the three months ended September 30, 2023, our “Same Store” portfolio consisted of 73 properties, encompassing approximately 18.1 million square feet, and Annualized Base Rent as of September 30, 2023 of $202.9 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 73 properties by segment for the three months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$13,934	$13,891	$43	—%
Industrial operating expenses	(1,885)	(1,623)	(262)	16%
Industrial NOI	12,049	12,268	(219)	(2)%

Office Same Store NOI
Total Office revenues	34,029	34,112	(83)	—%
Office operating expenses	(6,081)	(6,040)	(41)	1%
Office NOI	27,948	28,072	(124)	—%

Other Same Store NOI
Total Other revenues	13,754	13,008	746	6%
Other operating expenses	(5,198)	(3,951)	(1,247)	32%
Other NOI	8,556	9,057	(501)	(6)%
Total Same Store NOI	$48,553	$49,397	$(844)	(2)%
NOI
Total Same Store NOI decreased by $0.8 million, or 2%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Industrial Same Store NOI decreased $0.2 million or 2% for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 . The decrease is primarily due to a decrease in recoveries from prior year common area management reconciliations.
Office Same Store NOI remained materially consistent for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.
Other Same Store NOI decreased $0.5 million, or 6%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease is primarily due to an increase of non-recoverable operating expenses at one property.

Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
For the nine months ended September 30, 2023, our “Same Store” portfolio consisted of 73 properties, encompassing approximately 18.1 million square feet, and Annualized Base Rent as of September 30, 2023 of $202.9 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented.
The following table provides a comparative summary of the results of operations for the 73 properties by segment for the nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/ (Decrease)	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$42,155	$41,776	$379	1%
Industrial operating expenses	(5,477)	(5,231)	(246)	5%
Industrial NOI	36,678	36,545	133	—%

Office Same Store NOI
Total Office revenues	102,172	108,228	(6,056)	(6)%
Office operating expenses	(17,024)	(16,187)	(837)	5%
Office NOI	85,148	92,041	(6,893)	(7)%

Other Same Store NOI
Total Other revenues	40,409	38,523	1,886	5%
Other operating expenses	(14,182)	(11,623)	(2,559)	22%
Other NOI	26,227	26,900	(673)	(3)%
Total Same Store NOI	$148,053	$155,486	$(7,433)	(5)%
NOI
Same Store NOI decreased $7.4 million, or 5%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Industrial Same Store NOI remained materially consistent for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.
Office Same Store NOI decreased $6.9 million, or 7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease is primarily due to (i) a $6.1 million decrease in rental income, primarily related to an $8.3 million decrease in termination income related to the prior year, offset by a $2.2 million increase in rental income related to new leasing activity and increased occupancy at two properties and (ii) an $0.8 million increase in property operating expenses, primarily related to two properties.
Other Same Store NOI decreased $0.7 million, or 3%, primarily for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease is primarily due to an increase in non-recoverable operating expenses at one property due to vacancy.

Portfolio Analysis
Comparison of the Three Months Ended September 30, 2023 to the Three Months Ended September 30, 2022
Net Loss
For the three months ended September 30, 2023, the Company recorded a net loss of $139.9 million compared to a net loss of $119.4 million for the three months ended September 30, 2022. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the three months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)	Percentage Change
Reconciliation of Net Loss to Total NOI
Net loss	$(139,948)	$(119,373)	$(20,575)	17%
General and administrative expenses	9,653	9,521	132	1%
Corporate operating expenses to related parties	257	140	117	84%
Real estate impairment provision	—	10,697	(10,697)	(100)%
Depreciation and amortization	25,003	42,628	(17,625)	(41)%
Interest expense	16,126	24,283	(8,157)	(34)%
Debt breakage costs	—	13,249	(13,249)	(100)%
Other (income) expense, net	(3,654)	162	(3,816)	(2356)%
Net from investment in unconsolidated entity	144,598	—	144,598	100%
Loss (gain) from disposition of assets	(3,748)	95,513	(99,261)	100%
Transaction expenses	80	234	(154)	(66)%
Total NOI	$48,367	$77,054	$(28,687)	(37)%
The following table provides further detail regarding segment NOI:

	Three Months Ended September 30,
	2023	2022	Increase/(Decrease)	Percentage Change
Industrial NOI
Industrial revenues	$13,934	$15,095	$(1,161)	(8)%
Industrial operating expenses	(1,884)	(1,706)	(178)	10%
Industrial NOI	12,050	13,389	(1,339)	(10)%

Office NOI
Office revenues	34,022	72,128	(38,106)	(53)%
Office operating expenses	(6,102)	(17,762)	11,660	(66)%
Office NOI	27,920	54,366	(26,446)	(49)%

Other NOI
Other revenues	13,757	14,107	(350)	(2)%
Other operating expenses	(5,360)	(4,808)	(552)	11%
Other NOI	8,397	9,299	(902)	(10)%
Total NOI	$48,367	$77,054	$(28,687)	(37)%
NOI
Total NOI decreased by $28.7 million, or 37%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease is primarily due to the following:

Office NOI decreased $26.4 million, or 49%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease is primarily due to the dispositions of 42 Office segment properties in the third quarter of 2022 and the disposition of four Office segment properties in 2023.
Other NOI decreased $0.9 million, or 10%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease is primarily due to (i) a $0.4 million decrease in revenue, primarily driven by a $0.8 million decrease in termination income related to the prior year and (ii) a $0.6 million increase in operating expense primarily due to increases in recoverable operating expense.
Industrial NOI decreased $1.3 million, or 10%, for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022. The decrease is primarily due to the disposition of two industrial properties in January and February 2023.
General and Administrative Expense
General and administrative expense remained materially consistent for the three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for three months ended September 30, 2023 compared to the three months ended September 30, 2022.
Real Estate Impairment
Real estate impairment decreased approximately $10.7 million, or for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to no impairments recorded in the current quarter compared to impairments on one real estate asset in the same quarter last year.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $17.6 million, the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to the disposition of 42 Office segment properties in August and September 2022 and 9 properties through 2023.
Interest Expense
Interest expense decreased approximately $8.2 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 and is primarily due to (i) the payoff of three mortgage loans and the 2023 Term Loan in September 2022, (ii) the payoff of one mortgage loan and 2024 Term Loan in March 2023, and (iii) offset by approximately $2.7 million of higher interest rates on unhedged variable debt and an increase in the Revolving Credit Facility balance.
Debt Breakage Costs
Debt breakage costs decreased approximately $13.2 million due to prepayments of the Midland Mortgage Loan and Bank of America Loan during the three months ended September 30, 2022.
Other Income, Net
The increase in other income, net of $3.8 million, for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 is primarily due to an increase in interest income earned from money market accounts.
Net loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity increased approximately $144.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the Company’s investment in the Office Joint Venture, which was formed in August 2022. In September 2023, the Company recorded an OTTI of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment balance. The loss is also due to the Company’s proportionate share of (i) $51.7 million of interest expense, including $22.0 million of amortization of deferred financing costs, and (ii) $17.1 million of depreciation expense incurred by the Office Joint Venture.

(Gain) Loss From Disposition of Assets
Gain from disposition of assets increased approximately $99.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. The increase is primarily due (i) to the gain of $3.7 million from the sale of one Other segment property during the three months ended September 30, 2023; offset by (ii) the net loss of $95.5 million from the sale of 42 Office segment properties during the three months ended September 30, 2022.
Transaction Expenses
Transaction expenses remained materially consistent for the three months ended September 30, 2023 compared to three months ended September 30, 2022.
Portfolio Comparison of the Nine Months Ended September 30, 2023 to the Nine Months Ended September 30, 2022
Net Loss
For the nine months ended September 30, 2023, the Company recorded a net loss of $583.3 million compared to a net loss of $193.2 million for the nine months ended September 30, 2022. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the nine months ended September 30, 2023 and September 30, 2022 (dollars in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)	Percentage Change
Reconciliation of Net Loss to Total NOI
Net loss	$(583,332)	$(193,240)	$(390,092)	202%
General and administrative expenses	31,411	27,463	3,948	14%
Corporate operating expenses to related parties	975	1,065	(90)	(8)%
Real estate impairment provision	397,373	86,254	311,119	361%
Depreciation and amortization	86,830	155,470	(68,640)	(44)%
Interest expense	49,208	68,315	(19,107)	(28)%
Debt breakage costs	—	13,249	(13,249)	(100)%
Other (income) expense, net	(7,613)	588	(8,201)	(1395)%
Net loss from investment in unconsolidated entity	176,767	—	176,767	100%
(Gain) loss from disposition of assets	(24,657)	95,513	(120,170)	100%
Transaction expenses	24,570	8,662	15,908	184%
Total NOI	$151,532	$263,339	$(111,807)	(42)%

The following table provides further detail regarding our segment NOI:

	Nine Months Ended September 30,
	2023	2022	Increase/(Decrease)	Percentage Change
Industrial NOI
Industrial revenues	$42,508	$45,401	$(2,893)	(6)%
Industrial operating expenses	(5,510)	(5,489)	(21)	—%
Industrial NOI	36,998	39,912	(2,914)	(7)%

Office NOI
Office revenues	108,210	251,467	(143,257)	(57)%
Office operating expenses	(18,518)	(57,832)	39,314	(68)%
Office NOI	89,692	193,635	(103,943)	(54)%

Other NOI
Other revenues	40,508	43,724	(3,216)	(7)%
Other operating expenses	(15,666)	(13,932)	(1,734)	12%
Other NOI	24,842	29,792	(4,950)	(17)%
Total NOI	$151,532	$263,339	$(111,807)	(42)%
NOI
Total NOI decreased by $111.8 million, or 42%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease is primarily due to the following:
Office NOI decreased $103.9 million, or 54%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease is primarily due to the dispositions of 48 Office properties in 2022 and four Office properties through the first three quarters of 2023.
Other NOI decreased $5.0 million, or 17%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease is primarily due to (i) a $3.2 million revenue decrease due to lower termination income and a natural lease expiration at one property and (ii) a $1.7 million increase in operating expense primarily due to increases in recoverable utility, repair, and maintenance expense.
Industrial NOI decreased $2.9 million, or 7%, for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The decrease is primarily due to a $2.9 million decrease in rental revenue, as a result of the disposition of two industrial properties in January and February 2023.
General and Administrative Expense
General and administrative expense increased approximately $3.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase is primarily due to a (i) $2.4 million increase in employee severance expense, including $0.9 million in stock-based compensation and a $1.1 million severance cash payment and (ii) an $0.8 million increase in professional and service fees.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the nine months ended nine months ended September 30, 2023 as nine months ended September 30, 2022.
Real Estate Impairment
Real estate impairment increased approximately $311.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to the impairment of sixteen real estate assets in 2023. The impairment was primarily related to changes during the three months ended September 30, 2023 related to anticipated hold periods, estimated selling prices, and potential vacancies.

Depreciation and Amortization
Depreciation and amortization decreased by approximately $68.6 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to the dispositions of 48 properties in 2022 and 9 properties in 2023.
Interest Expense
Interest expense decreased approximately $19.1 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to (i) the payoff of three mortgage loans and the 2023 Term Loan in 2022, and (ii) the payoff of one mortgage loan and 2024 Term Loan in 2023; offset by (iii) an approximately $5.8 million increase due to higher interest rates on unhedged variable debt and an increase of the Revolving Credit Facility balance.
Debt Breakage Costs
Debt breakage costs decreased approximately $13.2 million due to prepayments of the Midland Mortgage Loan and Bank of America Loan during the nine months ended September 30, 2022.
Other Income, Net
The increase in other income, net of $8.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 is primarily due to an increase in interest income earned from money market accounts.
Net Loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity, of which the Company recognizes its proportionate share, increased approximately $176.8 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 due to the Company’s investment in the Office Joint Venture, which was formed in August 2022. In September 2023, the Company recorded an OTTI of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment balance. The loss is also due to the Company’s proportionate share of (i) $144.7 million of interest expense, including $63.4 million of amortization of deferred financing costs, and (ii) $50.3 million of depreciation expense incurred by the Office Joint Venture.

Gain (Loss) From Disposition of Assets
Gain from disposition of assets increased approximately $120.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. The increase is primarily due to the net gain of $24.7 million on disposition of two Industrial segment properties, four Office segment properties, and three Other segment properties in 2023 compared to the net loss of $95.5 million on the sale of 42 Office segment properties during the nine months ended September 30, 2022.
Transaction Expenses
Transaction expenses increased by approximately $15.9 million for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to $24.6 million in banking, advisory, and other expenses related to the Listing compared to approximately $8.6 million related to transaction expenses in 2022.

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

Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(139,948)	$(119,373)	$(583,332)	$(193,240)
Adjustments:
Depreciation of building and improvements	16,351	26,268	55,943	90,855
Amortization of leasing costs and intangibles	8,750	16,456	31,178	64,889
Impairment provision, real estate	—	10,697	397,373	86,254
Equity interest of depreciation of building and improvements - unconsolidated entity	8,365	—	24,623	—
(Gain) loss from disposition of assets, net	(3,748)	95,513	(24,657)	95,513
FFO	(110,230)	29,561	(98,872)	144,271
Distribution to redeemable preferred shareholders	—	(2,516)	(2,375)	(7,548)
Preferred units redemption charge	—	—	(4,970)	—
FFO attributable to common shareholders and limited partners	$(110,230)	$27,045	$(106,217)	$136,723
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and limited partners	$(110,230)	$27,045	$(106,217)	$136,723
Adjustments:
Revenues in excess of cash received, net	(822)	(3,521)	(7,749)	(10,208)
Amortization of share-based compensation	2,444	2,698	7,626	6,141
Deferred rent - ground lease	428	490	1,296	1,518
Unrealized loss (gain) on investments	89	22	52	180
Amortization of above/(below) market rent, net	(421)	(436)	(834)	(1,282)
Amortization of debt premium/(discount), net	101	103	286	306
Amortization of ground leasehold interests	(98)	(95)	(291)	(274)
Amortization of below tax benefit amortization	377	377	1,117	1,117
Amortization of deferred financing costs	662	920	2,591	2,551
Company’s share of amortization of deferred financing costs- unconsolidated entity	10,774	—	31,061	—
Company’s share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	(631)	—	(2,207)	—
Company’s share of amortization of above market rent - unconsolidated entity	(218)	—	(532)	—
Write-off of transaction costs	83	—	115	28
Loss on debt breakage costs — write-off of deferred financing costs	—	1,771	—	1,771
Employee separation expense	—	—	2,042	72
Transaction expenses	80	234	24,570	8,663
Debt breakage costs	—	13,249	—	13,249
Amortization of lease inducements	—	105	150	458
Preferred units redemption charge	—	—	4,970	—
Impairment provision, investment in unconsolidated entity	129,334	—	129,334	—
Write-off of Company's share of accumulated other comprehensive income - unconsolidated entity	(1,226)	—	(1,226)	—
AFFO available to common shareholders and limited partners	$30,726	$42,962	$86,154	$161,013
FFO per share, basic and diluted	$(2.79)	$0.68	$(2.69)	$3.45
AFFO per share, basic and diluted	$0.78	$1.08	$2.18	$4.06

Weighted-average common shares outstanding - basic and diluted EPS	35,975,483	36,081,363	35,965,751	36,077,614
Weighted-average OP Units	3,482,977	3,537,654	3,495,862	3,537,654
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,458,460	39,619,017	39,461,613	39,615,268

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
Our calculation of each of NOI, Cash NOI and Same Store Cash NOI is presented in the following table for three and nine months ended September 30, 2023 and 2022 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of Net Loss to Total NOI
Net loss	$(139,948)	$(119,373)	$(583,332)	$(193,240)
General and administrative expenses	9,653	9,521	31,411	27,463
Corporate operating expenses to related parties	257	140	975	1,065
Real estate impairment provision	—	10,697	397,373	86,254
Depreciation and amortization	25,003	42,628	86,830	155,470
Interest expense	16,126	24,283	49,208	68,315
Debt breakage costs	—	13,249	—	13,249
Other (income) expense, net	(3,654)	162	(7,613)	588
Loss from investment in unconsolidated entity	144,598	—	176,767	—
(Gain) loss from disposition of assets	(3,748)	95,513	(24,657)	95,513
Transaction expenses	80	234	24,570	8,662
Total NOI	$48,367	$77,054	$151,532	$263,339

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$12,050	$13,389	$36,998	$39,912
Straight-line rents	(52)	(456)	(276)	(882)
Amortization of acquired lease intangibles	(97)	(87)	(287)	(276)
Deferred termination income	—	—	(24)	—
Industrial cash NOI	11,901	12,846	36,411	38,754

Office Segment:
Office NOI	27,920	54,366	89,692	193,635
Straight-line rents	(1,163)	(2,239)	(8,450)	(7,423)
Amortization of acquired lease intangibles	(137)	(220)	(106)	(644)
Deferred termination income	—	—	—	—
Deferred ground/office lease	433	490	1,305	1,512
Other intangible amortization	377	377	1,117	1,117
Inducement amortization	—	105	150	459
Office Cash NOI	27,430	52,879	83,708	188,656

Other Segment:
Other NOI	8,397	9,299	24,842	29,792
Straight-line rents	393	(68)	1,001	370
Amortization of acquired lease intangibles	(187)	(129)	(441)	(362)
Deferred termination income	—	(758)	—	(2,273)
Deferred ground/office lease	(5)	—	(9)	5
Other Cash NOI	8,598	8,344	25,393	27,532
Total Cash NOI	$47,929	$74,069	$145,512	$254,942

Same Store Cash NOI Adjustments
Industrial Segment:
Industrial Cash NOI	$11,901	$12,846	$36,411	$38,754
Cash net operating loss (income) for recently disposed properties	—	(1,141)	(307)	(3,423)
Industrial Same Store Cash NOI	11,901	11,705	36,104	35,331

Office Segment:
Office Cash NOI	27,430	52,879	83,708	188,656
Cash net operating loss (income) for recently disposed properties	30	(26,570)	(1,182)	(101,000)
Same Store inducement amortization adjustment	—	(105)	(150)	(459)
Office Same Store Cash NOI	27,460	26,204	82,376	87,197

Other Segment:
Other Cash NOI	8,598	8,344	25,393	27,532

Cash net operating loss (income) for recently disposed properties	161	481	1,395	(776)
Other Same Store Cash NOI	8,759	8,825	26,788	26,756
Total Same Store Cash NOI	$48,120	$46,734	$145,268	$149,284

Liquidity and Capital Resources
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as the ability and willingness of our tenants to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, distributions, and debt service on our outstanding indebtedness. Generally, we anticipate that cash needs will be met from funds from operations and our Revolving Credit Facility. We anticipate that cash flows from continuing operations and proceeds from financings, together with existing cash balances, will be adequate to fund our business operations, debt amortization, capital expenditures, distributions and other requirements over the next 12 months and in the longer term. As of September 30, 2023, the available undrawn capacity under the Revolving Credit Facility was $152.1 million, an increase from the prior quarter primarily due to the addition of six unencumbered properties to the Revolving Credit Facility. Inclusive of cash and cash equivalents, our total liquidity is $516.6 million.
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. During the three months ended September 30, 2023, we did not sell shares under the ATM program.
Other Potential Future Sources
Other potential future sources of capital include proceeds from potential private or public offerings of our common shares or OP Units, proceeds from secured or unsecured financings, including debt assumed in a real estate acquisition transaction, proceeds from the sale of properties and undistributed funds from operations, and joint venture arrangements. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.
Financing Activities
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement, our Operating Partnership, as the borrower, has a $1.3 billion credit facility consisting of a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”) maturing in December 2023 (with a series of extension options to January 31, 2026, subject to the satisfaction of certain customary conditions), a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan” and together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate.
On October 31, 2023, the Company exercised its option to extend the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) to March 30, 2024, which extension will become effective upon the satisfaction or waiver of certain customary conditions.
The interest rates for the KeyBank Loans vary based on our consolidated leverage ratio and ranges (a) in the case of the Revolving Credit Facility, from Adjusted SOFR plus 1.30% to Adjusted SOFR plus 2.20%, (b) in the case of each of the $400M 2025 5-Year Term Loan, and the $150M 2026 7-Year Term Loan from Adjusted SOFR plus 1.25% to Adjusted SOFR plus 2.15%. If our Operating Partnership obtains an investment grade rating of its senior unsecured long term debt from Standard & Poor’s Rating Services, Moody’s Investors Service, Inc., or Fitch, Inc., the applicable SOFR margin and base rate margin will vary based on such rating and range (i) in the case of the Revolving Credit Facility, from Adjusted SOFR plus

0.825% to Adjusted SOFR plus 1.55%, (ii) in the case of the $400M 2025 5-Year Term Loan and the $150M 2026 7-Year Term Loan, from Adjusted SOFR plus 0.90% to Adjusted SOFR plus 1.75%. The Second Amended and Restated Credit Agreement provides procedures for determining a replacement reference rate in the event that the benchmark index is discontinued.
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
The following table sets forth a summary of the interest rate swaps at September 30, 2023 and December 31, 2022 (dollars in thousands):

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$10,807	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	7,199	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	5,370	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	4,818	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,841	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	3,838	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	3,814	3,408	100,000	100,000
Total				$39,687	$41,404	$750,000	$750,000
(1)We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of September 30, 2023, derivatives where in an asset/liability position are included in the line item “Interest rate swap assets” or “Interest rate swap liability,” in the consolidated balance sheets at fair value.
Common Equity
Distribution Reinvestment Plan
On July 17, 2020, we filed a registration statement on Form S-3 (the “DRP Registration Statement”) for the registration of up to $100 million in common shares pursuant to our distribution reinvestment plan (the “DRP”). On October 1, 2021, we announced a suspension of our DRP, effective October 11, 2021. As of September 30, 2023, we had sold 3,946,642 common shares for approximately $341.1 million under our DRP. On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023. On May 22, 2023, we filed a post-effective amendment to the DRP Registration Statement to deregister all of the common shares registered for sale that were not sold pursuant to the DRP Registration Statement.
Share Redemption Program
Prior to its termination upon the Listing, the Company had adopted a share redemption program (“SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year. Under the SRP the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. During the nine months ended September 30, 2023, the Company redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.

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
The Company’s material cash requirements as of September 30, 2023 including the following contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	Total	Remaining 2023	Thereafter
Outstanding debt obligations (1)	$1,448,224	$1,524	$1,446,700
Interest on outstanding debt obligations (2)	252,094	21,484	230,610
Ground lease obligations	263,676	719	262,957
Total	$1,963,994	$23,727	$1,940,267
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at September 30, 2023. Projected interest payments on the KeyBank Loans are based on the contractual interest rates in effect at September 30, 2023.
Capital Expenditures and Tenant Improvement Commitments
As of September 30, 2023, we also had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $17.9 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our Revolving Credit Facility.
Our cash, cash equivalents and restricted cash balances increased by approximately $230.4 million during the nine months ended September 30, 2023 compared to the same period a year ago and were primarily used in or provided by the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase (decrease)
Net cash provided by operating activities	$58,770	$135,348	$(76,578)
Net cash provided by investing activities	$289,796	$921,545	$(631,749)
Net cash used in financing activities	$(216,413)	$(1,155,150)	$938,737
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions and dispositions. During the nine months ended September 30, 2023, we generated $58.8 million in cash from operating activities compared to $135.3 million for the nine months ended September 30, 2022. The decrease in cash from operating activities for the nine months ended September 30, 2023 was primarily due to the property dispositions that occurred in 2022 and 2023.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase (decrease)
Sources of cash (used in) provided by investing activities:
Proceeds from disposition of properties	$299,107	$970,376	$(671,269)
Distributions of capital from investment in unconsolidated entities	—	—	—
Total sources of cash provided by investing activities	$299,107	$970,376	$(671,269)
Uses of cash for investing activities:
Payments for construction in progress	$(9,102)	$(13,715)	$4,613
Purchase of investments	(209)	(221)	12
Restricted reserves	—	(337)	337
Investment in unconsolidated entities	—	(34,558)	34,558
Total uses of cash used in investing activities	$(9,311)	$(48,831)	$39,520
Net cash provided by investing activities	$289,796	$921,545	$(631,749)

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2023 and 2022 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	Increase (decrease)
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$400,000	$—	$400,000
Proceeds from borrowings - Term Loan	—	—	—
Total sources of cash provided by financing activities	$400,000	$—	$400,000
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(36,128)	(469,777)	433,649
Principal pay down of indebtedness - Revolving Credit Facility	—	(373,500)	373,500
Principal payoff of indebtedness - Term Loan	(400,000)	(200,000)	(200,000)
Principal amortization payments on secured indebtedness	(5,449)	(6,848)	1,399
Offering costs	(9)	(35)	26
Deferred financing costs	(2,955)	(2,724)	(231)
Redemption of preferred units	(125,000)	—	(125,000)
Repurchase of common shares	(4,443)	—	(4,443)
Distributions to noncontrolling interests	(3,196)	(8,360)	5,164
Distributions to preferred units subject to redemption	(4,891)	(7,547)	2,656
Repurchase of common shares to satisfy employee tax withholding requirements	(1,450)	(459)	(991)
Distributions to common shareholders	(32,668)	(85,674)	53,006
Financing lease payment	(224)	(226)	2
Total sources of cash used in financing activities	$(616,413)	$(1,155,150)	$538,737
Net cash (used in) provided by financing activities	$(216,413)	$(1,155,150)	$938,737
Distributions
Distributions will be authorized at the discretion of our Board and paid to our shareholders as of the record date selected by our Board. We expect to pay distributions on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. The funds we receive from operations that are available for distribution may be affected by a number of factors, including the following:
•our operating and interest expenses;
•the amount of distributions or dividends received by us from our indirect real estate investments;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;
•tenant improvements, capital expenditures and reserves for such expenditures;
•the issuance of additional shares; and
•financings, refinancings, debt repayment and limitations on distributions under our KeyBank Loans and/or other mortgage loans and debt.

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
As of September 30, 2023, our debt consisted of approximately $1.2 billion in fixed rate debt (including the interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $6.2 million). As of December 31, 2022, our debt consisted of approximately $1.3 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.4 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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
Interest rate risk amounts were determined by considering the impact of the above hypothetical interest rates on our financial instruments, which does not consider the effect of any change in overall economic activity that could occur. Further, in the event of a change of that magnitude, we may take actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

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
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the nine months ended September 30, 2023, there were no sales of unregistered securities.
Forfeitures
During the three months ended September 30, 2023, no employees forfeited shares.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
3.3	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686
3.4	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
4.1	Third Amended and Restated Share Redemption Program, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K, filed on March 24, 2023, SEC File No. 000-55605
10.1*	Amended and Restated Registration Rights Agreement dated August 2, 2023, by and among Peakstone Realty Trust, PKST OP L.P. and Griffin Capital, LLC.
10.2*
Termination Notice, dated September 6, 2023, under the Administrative Services Agreement dated as of December 14, 2018, by and among Griffin Capital Company, LLC, Griffin Capital, LLC, the Registrant, PKST OP, L.P., Griffin Capital Essential Asset TRS, Inc. and Griffin Capital Real Estate Company, LLC.

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
101*
The following Peakstone Realty Trust financial information for the period ended September 30, 2023 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	November 9, 2023	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)