Form 10-K
period 2023-12-31
Peakstone Realty Trust
filed 2024-02-22
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(310) 606-3200
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, $0.0001 par value per share	PKST	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Aggregate market value of the common shares held by non-affiliates of the Company was approximately $1.0 billion based on the closing sale price on the New York Stock Exchange for such shares on June 30, 2023.
As of February 20, 2024 there were 36,305,957 common shares outstanding.
Documents Incorporated by Reference:
Portions of the registrant’s definitive proxy statement for the registrant’s 2024 Annual Meeting of Shareholders, to be filed within 120 days after the close of the registrant’s fiscal year, are incorporated by reference into Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K.

PEAKSTONE REALTY TRUST

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; recent and ongoing disruption in the debt and banking markets; tenant, geographic concentration, and the financial condition of our tenants; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to refinance or repay debt; whether work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; future financial and operating results, plans, objectives, expectations and intentions; our ability to manage cash flows; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; our ability to maintain our status as a REIT and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plan, including any acquisitions, investments, or dispositions; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those discussed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Annual Report on Form 10-K. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes after the date of this Annual Report on Form 10-K, except as required by applicable law. We caution investors not to place undue reliance on these forward-looking statements, which are based only on information currently available to us.
Notice Regarding Non-GAAP Financial Measures. In addition to U.S. GAAP financial measures, this document contains and may refer to certain non-GAAP financial measures. These non-GAAP financial measures are in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures should not be considered replacements for, and should be read together with, the most comparable GAAP financial measures. Reconciliations to the most directly comparable GAAP financial measures and statements of why management believes these measures are useful to investors are included in this Annual Report on Form 10-K.

Summary of Risk Factors
•Most of our properties are occupied by a single tenant; therefore, for each such property income generated by that property is dependent on the financial stability of a single tenant or the lease guarantor or parent-guarantor of such tenant, as applicable. Many events affecting our tenants could have a material adverse effect on us including, the bankruptcy, insolvency, or a general downturn in the business of, or a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.
•We may own or invest in special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.
•Tenant defaults may have a material adverse effect on our business, financial condition and results of operations.
•We currently rely on five tenants for approximately a quarter of our revenue and adverse effects to their business, including a tenant’s bankruptcy or insolvency, a general downturn in a tenant’s business, a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.
•Approximately a quarter of the leases in our portfolio are scheduled to expire in the next four years. An inability to sell or re-lease such properties could result in a material adverse effect on us. Also, vacancies increase our exposure to downturns in the real estate market during the time that we are trying to sell or re-lease such space, and could increase our capital expenditure requirements during the liquidation or re-leasing period, as applicable, any of which could have a material adverse effect on us.
•Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.
•We may be unable to fully benefit from increases in market rental rates because certain of our leases contain fixed renewal rates or limitations on market rental rate resets upon renewal.
•To the extent we are unable to pass along our property operating expenses to our tenants, our business, financial condition and results of operations, may be negatively impacted.
•We may suffer adverse effects from acquisitions of and/or other investments in properties if such properties fail to perform as expected or market conditions deteriorate, particularly with respect to investments in new markets and new business lines.
•We may enter into a new business line or market or acquire or invest in real estate assets that have characteristics that differ from our current portfolio.
•A substantial portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand and value. Office assets may experience a further decrease in demand and value and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.
•If global market and economic conditions deteriorate, including as a result of geopolitical conflicts, U.S. elections, bank failures and negative depositor confidence in depositary institutions, it could have a material adverse effect on us.
•Our operating results will be affected by economic and regulatory changes, such as inflation and rising interest rates, that have an adverse impact on the real estate market in general, and we cannot provide any assurance that we will be profitable or that we will realize growth in the value of the real estate we own and/or are invested in.
•If we are unable to refinance our existing debt or obtain new debt to replace such maturing debt on favorable terms or at all, we would have to use cash on hand to repay such debt at maturity, and we may not have sufficient cash available to repay such debt at maturity. In that event, we could default under the associated loan agreement, including our unsecured corporate credit agreement, which could have a material adverse effect on us.
•We may finance properties with prepayment lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.

•We have broad authority to incur debt, and our indebtedness could have a material adverse effect on us.
•We expect to need additional funding to fund future investments.
•We have incurred, and intend to continue to incur, indebtedness secured by our properties. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could have a material adverse effect on us.
•Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to shareholders at our current level or otherwise have a material adverse effect on us.
•Failure to hedge effectively against interest rate changes may adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders.
•Failure to continue to qualify as a REIT would adversely affect our operations and our ability to pay dividends because we would incur additional tax liabilities, which could have a material adverse effect on us.
•The price of our common shares may experience volatility. In addition, limited trading volume may depress the market price of our common shares and make it difficult for investors to sell their shares and less attractive to new investors to purchase our common shares.
•We may change our dividend policy.
•Our shareholders are subject to the risk that our business and operating plans may change.
•Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units (as defined below), which may impede business decisions that could otherwise have benefitted our shareholders.
•We are uncertain of our sources of funding our future capital needs. If we cannot obtain funding on acceptable terms, it could affect our ability to make necessary capital improvements to our properties, pursue acquisitions of and/or other investments in commercial real estate properties as part of our business plan, pay our expenses, pay dividends, expand our business or otherwise have a material adverse effect on us.
•Cybersecurity risks and cyber incidents or the failure to comply with laws and regulations concerning data privacy and security may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, any of which could have a material adverse effect on us.
•We are subject to risks from climate change and natural disasters such as earthquakes and severe weather conditions.
•We may be subject to litigation relating to our business, which could have a material adverse effect on our business, financial condition and results of operations and could result in significant defense costs and potentially significant judgments against us.

PART I

ITEM 1. BUSINESS
The use herein of the words “PKST,” “the Company,” “we,” “us,” and “our” refer to Peakstone Realty Trust, a Maryland real estate investment trust, and its subsidiaries, including PKST OP L.P., our operating partnership (our “Operating Partnership”), except where the context otherwise requires.
Overview
Peakstone Realty Trust is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties located in diverse, strategic growth markets. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2023, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2023, the Company’s wholly-owned portfolio (i) consisted of 71 properties located in 24 states, (ii) was 96.4% leased with a weighted average remaining lease term (“WALT”) of approximately 6.5 years, and (iii) generated approximately $196.7 million Annualized Base Rent (“ABR”).
The Company reports the results of its wholly-owned portfolio in three segments which had the following characteristics as of December 31, 2023:
•Industrial: This segment (i) comprised 19 industrial properties and (ii) was 100% leased with a WALT of approximately 6.7 years.
•Office: This segment (i) comprised 35 office properties and (ii) was 98.8% leased with a WALT of approximately 7.6 years.
•Other: This segment (i) comprised 17 properties and (ii) was 82.4% leased with a WALT of approximately 2.6 years.

Our Business Strategy
The Company’s long-term objective is to maximize shareholder value through the ownership and operation of industrial and select office assets located in strategic growth markets. We are focused on maintaining a strong balance sheet that enables us to execute multi-channel investments across the risk and capital spectrum as they arise. It is our intention to continue to maximize our balance sheet flexibility through free cash flow generation and the execution of our strategic disposition plan. We seek to generate internal and external growth by increasing the cash flow from our properties and expanding our portfolio by making industrial-focused investments. To accomplish our objectives, we will leverage our experienced, operationally-minded and cycle-tested management team.
Competition
The commercial real estate markets in which we operate are highly competitive. We compete against owners and managers of competing properties in leasing space to prospective tenants and in re-leasing space to existing tenants. There are numerous public and private real estate investors, developers, and financial institutions, some of which have greater financial or other resources than we do, that compete with us for acquisition, disposition, and investment opportunities.
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

Tax
We have elected to be taxed as a REIT under the Internal Revenue Code (the “Code”), commencing with our tax year ended December 31, 2015. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for the payment of dividends to shareholders. As of December 31, 2023, the Company satisfied the REIT requirements and distributed all of its taxable income. Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
Americans with Disabilities Act
Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Failing to comply could result in the imposition of fines by the federal government or an award of damages to private litigants. Although we perform diligence compliance with laws, including the ADA, when we acquire properties, we may incur additional costs to comply with the ADA or other regulations related to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes involve a greater amount of expenditures than we currently anticipate, our ability to pay expected dividends could be adversely affected.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain liability insurance (including pollution coverage) for all of our properties to insure against the potential liability of remediation and exposure risk. Also, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. For example, in October 2023, California passed two bills that require certain companies that do business in California to disclose their green house emissions and climate-related financial risks starting in 2026. If we are unable to meet the required emissions reductions or provide the required disclosure, we may be subject to material fines that will continue to be assessed each year we fail to comply.
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
Human Capital Management
We are internally managed by an experienced team that specializes in industrial and office properties. As of December 31, 2023, we employed 35 people. We believe our employees are our greatest asset. Because of this perspective, we have implemented several programs to foster their professional growth and their growth as global citizens.
We offer all our full time employees a comprehensive benefits and wellness package, which includes paid time off and parental leave, high-quality medical, dental and vision insurance, disability and life insurance, wellness allowance, 401(k) and long-term incentive plans. We also encourage internal mobility in our organization and provide career enhancement and education opportunities, as well as professional development grants.
We believe that a wide range of opinions and experiences are key to our continued success, and we therefore value racial, gender, and generational diversity throughout our organization. As of December 31, 2023, approximately 56% of our employees were people of color/minorities and approximately 47% were women. In addition, as of December 31, 2023, the majority of our five-member Board of Trustees (the “Board”) was composed of women and/or minorities.
Our cultural values extend beyond the individuals within our organization and encourages our employees to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back to the communities in which we live and work.
Available Information
We make available on the “SEC Filings” subpage of the investor section of our website (www.pkst.com) free of charge our annual reports on Form 10-K, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Business Conduct and Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Governance - Governance Documents” subpage of the “Investors” section of our website. We use our website (www.pkst.com) as a routine channel of distribution of company information, including press releases, presentations, and supplemental information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

ITEM 1A. RISK FACTORS
Shareholders should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, liquidity, results of operations, cash flow, ability to satisfy our debt obligations, returns to our shareholders, the value of our shareholders’ investment in us and/or our ability to pay dividends to our shareholders could be materially and adversely affected, which we refer herein collectively as a “material adverse effect on us.” Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding these forward-looking statements.
Risks Related to Our Business
Most of our properties are occupied by a single tenant; therefore, for each such property income generated by that property is dependent on the financial stability of a single tenant or the lease guarantor or parent-guarantor of such tenant, as applicable. Many events affecting our tenants could have a material adverse effect on us including, the bankruptcy, insolvency, or a general downturn in the business of, or a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.

Our properties are primarily leased to single tenants or will derive a majority of their rental income from single tenants and, therefore, the income generated by these properties is materially dependent on the financial stability of the companies to which we have leased, such companies’ parents and/or the companies who have guaranteed such leases, including parent-guarantors. Our revenues depend on the financial condition of our tenants, their parents or lease guarantors, as applicable. Any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants or the relevant parent-guarantor, a default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have a material adverse effect on us. Additionally, in certain instances, we may enter into leases that do not include a credit party guaranty. Moreover, we can provide no assurance that our strategy of owning and operating industrial and office properties that are primarily leased to single tenants will be successful or that we will attain our investment and portfolio management objectives. Furthermore, although we have no current intention to do so, we may also invest in single-tenant, leased industrial and office properties outside of the United States and we can provide no assurance that we will have success in any such investments. The occurrence of any of the foregoing could have a material adverse effect on us.
Additionally, we may not be able to verify the credit quality of our tenant prior to leasing our properties to such tenants. As a result, we may be exposed to a greater risk of default for tenants for whom we are not able to verify their credit quality prior to entering into leasing our properties.
We may own or invest in special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.
We focus our investments on industrial and office properties, a number of which may have special uses. Special use properties may be relatively illiquid compared to other types of real estate and financial assets. Upon expiration or early termination of a lease, this illiquidity could limit our ability to quickly pivot in response to changes in economic, market or other conditions to an even greater extent than the typically illiquid nature of real estate assets. With these properties, we may be required to renovate or demolish a vacant property in order to try to re-lease or sell it, grant rent or other concessions and/or make significant capital expenditures to improve these properties in order to retain existing tenants or attract new tenants following a lease expiration. In addition, in the event we determine it is best to sell the property, we may have difficulty selling it to a party other than the company that has leased the property, such company’s parent and/or the company that has guaranteed the lease of the property due to the special purpose for which the property may have been designed. These and other limitations could have a material adverse effect on us and may affect our ability to re-lease or sell these properties upon expiration or early termination of a lease, which could have a material adverse effect on us.
Tenant defaults may have a material adverse effect on our business, financial condition and results of operations.
The majority of our revenues and income comes from rental income from real property. As such, our business, financial condition and results of operations could be adversely affected if our tenants default on their rental payments or other lease obligations. Rental payment defaults, including those caused by the current economic climate or tenant liquidity limitations resulting from adverse developments affecting the financial services industry, could cause us to reduce the amount of dividends we pay, force us to find an alternative source of revenue to meet a debt payment and prevent a foreclosure if the property secures a loan, and/or and have a material adverse effect on our business, financial condition and results of operations.
Our ability to manage our assets is also subject to federal bankruptcy laws and state laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents. If a tenant becomes insolvent or bankrupt, we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we would receive any rent in the proceeding sufficient to cover our expenses and future income expectations with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant. A tenant’s default on its lease obligations may have a material adverse effect on our business, financial condition and results of operations.
We currently rely on five tenants for approximately a quarter of our revenue and adverse effects to their business, including a tenant’s bankruptcy or insolvency, a general downturn in a tenant’s business, a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.
Our five largest tenants, based on Annualized Base Rent as of December 31, 2023, were Keurig Dr. Pepper, located in Massachusetts (approximately 5.9%), Southern Company Services located in Alabama (approximately 4.7%), LPL Holdings located in South Carolina (approximately 4.4%), Amazon located in Ohio and Illinois (approximately 4.4%) and Freeport-McMoRan, located in Arizona (approximately 4.0%). The revenues generated by the properties leased and/or guaranteed by these companies are substantially reliant upon the financial condition of such companies, either because they are the tenant at such properties or the parent-guarantor, and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants or the relevant parent-guarantor, a default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, which could have a material adverse effect on us.
Approximately a quarter of the leases in our portfolio are scheduled to expire in the next four years. An inability to sell or re-lease such properties could result in a material adverse effect on us. Also, vacancies increase our exposure to downturns in the real estate market during the time that we are trying to sell or re-lease such space, and could increase our capital expenditure requirements during the liquidation or re-leasing period, as applicable, any of which could have a material adverse effect on us.
Our lease expirations by year based on Annualized Base Rent as of December 31, 2023 are as follows (dollars in thousands):

Year of Lease Expiration (1)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2024	$17,045	9	1,398,500	8.7%
2025	8,090	7	788,700	4.1
2026	13,308	4	1,449,100	6.8
2027	14,349	7	570,700	7.3
2028	18,726	11	2,027,200	9.5
2029	38,756	10	2,394,100	19.7
> 2029	86,457	31	8,595,800	43.9
Leased Amenity Space	—	—	2,000	—
Vacant	—	—	642,800	—
Total	$196,731	79	17,868,900	100.0%
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.
We may experience concentrations of lease expiration dates in the future. As the expiration date of a lease for a building solely or primarily leased to a single tenant approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current lease(s). Therefore, if we were to sell any of these assets prior to the favorable re-leasing of the space or without electing to redevelop a space, we may suffer a loss on our investment. Our shareholders may also suffer a loss (including a reduction in dividends) after the expiration of the applicable lease term if we are not able to, or elect not to, sell or re-lease such space. These expiring leases, therefore, increase our risk to real estate downturns during and approaching these periods of concentrated lease expirations. An inability to sell or re-lease a space on favorable terms could adversely impact the value of our properties and have an adverse effect on our business, financial condition, results of operations and the market price of our common shares. The occurrence of any of the foregoing risks could have a material adverse effect on us.
Our portfolio has geographic market concentrations that make us especially susceptible to adverse developments in those geographic markets.
In addition to general, regional, national and international economic conditions, our business, financial condition, and results of operations are impacted by the economic conditions of the specific geographic markets in which we have concentrations of properties. We have significant property concentrations based on Annualized Base Rent as of December 31, 2023 in Arizona (11.9%), New Jersey (9.9%), Colorado (8.4%), Ohio (6.7%), and Massachusetts (6.3%). In the future, we may experience additional geographic concentrations, which could adversely affect our business, financial condition, and result of operations if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that such markets will not become less desirable to investors. Our business, financial condition and results of operations may also be affected if competing properties are built, redeveloped or become more desirable than our properties in such markets. A downturn in the economy in the states or regions in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states, impair their ability to pay rent to us and materially and adversely affect us.

We may be unable to fully benefit from increases in market rental rates because certain of our leases contain fixed renewal rates or limitations on market rental rate resets upon renewal.
Based on Annualized Base Rent, as of December 31, 2023, our weighted average lease term was approximately 6.5 years and approximately 98.2% of our leases contain fixed rental rate increases. By entering into longer term leases, we are subject to the risk during the initial term that we would not be able to increase our rental rates to market rental rates if market rental rates have increased. In addition, during periods of high inflation, fixed rental rate increases subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if the rental rate increases were based on an increase in the consumer price index over a specified period. In addition, our leases may contain provisions (including caps, collars, fixed increases, etc.) that may limit our ability to reset rental rates to market rental rates upon expiration of the periods of fixed rental rate increases. Any inability to take advantage of increases in market rental rates could adversely impact the value of our properties and the market price of our common shares and could have a material adverse effect on us.
Our ability to fully control the maintenance of our net-leased properties may be limited.
Certain of our leases provide that tenants of our net-leased properties are responsible for some or all of the maintenance and other day-to-day management of the relevant properties or their premises. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities, including upon expiration or earlier termination of a lease. We generally visit our properties on an annual basis, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. In addition, a tenant may refuse or be unable to pay for any required maintenance for a property or its premises, which may result in the Company needing to cover such costs. While our leases generally provide for protection in these instances, a tenant may defer maintenance and it may be difficult to enforce remedies against such a tenant.
To the extent we are unable to pass along our property operating expenses to our tenants, our business, financial condition and results of operations, may be negatively impacted.
Operating expenses associated with owning a property typically include real estate taxes, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including zoning) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay their proportionate share of substantially all such property operating expenses. However, on a limited basis we lease our properties to tenants pursuant to leases that do not pass along all such property operating expenses. We have mostly entered into leases pursuant to which we retain responsibility for the costs of structural repairs and maintenance. If there is an increase in property operating expenses that we are unable to pass along to our tenants, then our business, financial condition and results of operations could be negatively impacted. Similarly, vacancy in our portfolio would negatively impact our business, financial condition and results of operations, as we would be responsible for all property operating expenses that we have formerly passed on to our tenants.
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

We may suffer adverse effects from acquisitions of and/or other investments in properties if such properties fail to perform as expected or market conditions deteriorate, particularly with respect to investments in new markets and new business lines.
We may pursue acquisitions of and/or other investments in properties as part of our business plan. Acquisitions of and/or other investments in properties entail risks, such as the risk that such properties fail to perform as expected.
We may pursue acquisitions of and/or other investments in properties in regions where we have not previously owned properties. This could create risks in addition to those we face in more familiar regions, such as our not sufficiently anticipating conditions or trends in a new market and, therefore a property not operating profitably.
We may acquire properties and/or invest in properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners, co-investors or other third parties with respect to unknown liabilities. The seller of real property will typically seek to sell such real property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements typically contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing and subject to a floor and cap. As a result, if a liability were asserted against us based upon ownership of or interest in those properties, we might have to pay substantial sums to settle or contest it if we have no recourse, or only limited recourse, against the prior owners.
We may pursue acquisitions of and/or other investments in properties for which we are unable to secure traditional financing on terms and conditional acceptable to us. Accordingly, we may be required to seek alternative sources of financing. Such non-traditional financing may not be available on terms and conditions that are as favorable as traditional lending sources.
Additionally, we may not be able to successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from the acquisitions of and/or other investments in properties. If acquisitions of and/or other investments in properties do not perform as expected or market conditions deteriorate, there may be a material adverse effect on our business, financial condition or results of operations.
We may enter into a new business line or market or acquire or invest in real estate assets that have characteristics that differ from our current portfolio.
As a result of an acquisition or other investment, we may enter into a new business line or market or own real estate assets that have characteristics that differ from our current portfolio. For example, we may target new property types, which differ from the real estate assets we are currently invested in and that we have not previously targeted. Any such new business line new market or property type may present new challenges for us, and we may not be able to overcome such challenges. If our entry into, or acquisition of or investment in, as applicable, a new business line, market or property type does not perform as expected, there may be a material adverse effect on our business, financial condition or results of operations.
Properties we acquire or invest in may require development or redevelopment in order for the property to be leased to a new tenant.
Properties we acquire or invest in may require development or redevelopment in order for the property to be leased by a new tenant. The development or redevelopment of such properties is subject to various risks, including the following, among others:
•we may be unable to obtain zoning, occupancy or other governmental approvals;
•rents may not meet our projections and the project may not be accretive;
•we may need the consent of third parties such as mortgage lenders and joint venture partners, and those consents may be withheld; and
•development, redevelopment or expansions may fail to appeal to the demographics of the market in which they are located.
If a development or redevelopment of a newly acquired property is unsuccessful, either because we do not receive the rents we expected or are unable to lease the property, then we could experience a material adverse effect on our business, financial condition or results of operation.

Additionally, the development or redevelopment of a property may be time consuming and experience delays. A property may need to remain vacant during the period of development or redevelopment and we may not receive any rental income during such period. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition or result of operations.
We may not be able to control the extent of warranties and indemnities we may be required to provide when disposing of properties.
As we seek to dispose of certain properties, in some circumstances market conditions may impact the terms on which we are able to sell properties, which may require us to provide warranties, representations and covenants, and agree to indemnification obligations or to retain certain liabilities, in order to complete such dispositions. As we complete property dispositions, the overall size of our post-closing indemnification and retained liability obligations to purchasers may increase, and no assurance can be given that the extent of such indemnification obligations and retained liabilities will not, individually or in the aggregate, be material to our business, financial condition or results of operations.
We have limited control with respect to properties that are partially owned or managed by third parties, which may adversely affect our ability to manage such properties and related business.
As of December 31, 2023, we owned interests in 46 income-producing properties with other parties. Investments in these properties and future similar investments, could involve risks that would not be present were a third party not involved, including the possibility that partners or other owners might become bankrupt or suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. If one of our partners or other owners in these investments were to become bankrupt, we may be precluded from taking certain actions regarding our investments without prior court approval, which at a minimum may delay the actions we would or may desire to take. Additionally, partners or other owners could have economic or other business interests or goals that are inconsistent with our own business interests or goals, and could be in a position to take actions contrary to our policies or objectives.
These investments, and other future similar investments, also have the potential risk of creating impasses on decisions, such as a sale, financing or development, because neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in litigation or arbitration that could increase our expenses and divert the attention of management. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned pursuant to a joint venture to additional risk. In addition, we risk the possibility of being liable for the actions of our partners or other owners.
A substantial portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand and value. Office assets may experience a further decrease in demand and value and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.
A substantial portion of our portfolio (approximately 56.3% based on Annualized Base Rent as of December 31, 2023) is comprised of office assets, which have generally experienced a decrease in demand and value. Current economic conditions could lead our office tenants electing not to renew their leases, or to renew their leases for less space than they currently occupy, which could increase vacancy rates and decrease rental income. Remote and hybrid work practices are likely to continue in a post-pandemic environment. As a result of the increased bargaining power of tenants, we may be required to spend increased amounts for property improvements. Additionally, if substantial office space reconfiguration is required, it may be more attractive for our tenants to pursue relocating to other office space than renewing their leases and renovating their existing space, which could have a material adverse effect on us.
Further, our current business plan contemplates the sale of a number of our office assets. Our ability to sell our office assets at attractive prices may be limited in the current economic climate, and there is no assurance that we will be able to effect such sales on attractive terms, or at all.
Additionally, in the event of a default, a termination of, or failure to renew a lease, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property or experience a decrease in value of a property if the Company determines to sell such property while it is vacant. In addition, there is no assurance that we will be able to lease the property for the rent previously received or sell the property without incurring a loss due to its being vacant.

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
Our future success will depend in large part on our ability to attract and retain a sufficient number of qualified personnel. Competition for such personnel is intense, and we cannot assure shareholders that we will be successful in attracting and retaining such skilled personnel. Our future success also depends upon the service of our executive management team, who we believe have extensive market knowledge and business relationships and will exercise substantial influence over the Company’s operating, financing, acquisition, disposition and investment activity. Among the reasons that they are important to our success is that we believe that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist us in negotiations with lenders, companies that may lease or guarantee our properties and other industry personnel. We believe that many of our other key personnel also have extensive experience and strong reputations in the industry. The loss of services of one or more members of our executive management team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and weaken our business relationships with lenders, business partners, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.
If global market and economic conditions deteriorate, including as a result of geopolitical conflicts, U.S. elections, bank failures and negative depositor confidence in depositary institutions, it could have a material adverse effect on us.
Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, rising inflation and interest rates, volatility in the public equity and debt markets, and international economic and other conditions, including pandemics, geopolitical instability, geopolitical conflicts, U.S. elections, sanctions, bank failure and negative depositor confidence in depositary institutions and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders as a result of one or more of the following, among other potential consequences:
•significant job losses may occur, which may decrease demand for our office and industrial space, causing market rental rates and property values to be negatively impacted, and create increased challenges in disposing of properties in accordance with our business plan;
•reduced values of our properties may limit our ability to dispose of assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of secured or unsecured loans;
•inflation may adversely affect tenant leases with stated rent increases tied to the consumer price index, which could be lower than the increase in inflation at any given time;
•the financial condition of our tenants may be adversely affected, which may result in tenant defaults under leases due to inflationary pressure, bankruptcy, lack of liquidity, the stability of tenants’ banking institutions, lack of funding, operational failures or for other reasons;
•our ability to borrow on terms and conditions that we find acceptable, or at all, may be limited, which could reduce our ability to refinance existing debt and increase our future interest expense;
•the value and liquidity of our short-term investments and cash deposits could be reduced as a result of a deterioration of the financial condition of the institutions that hold our cash deposits or the institutions or assets in which we have made short-term investments, a dislocation of the markets for our short-term investments, increased volatility in market rates for such investments or other factors; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

The outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could have a material adverse effect on us.
A future outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could result in a general decline in rents, an increased incidence of defaults under existing leases and negatively impact our ability to achieve new leases as existing leases expire. Additionally, our tenants may determine to lease less space as a result of the aftereffects of the outbreak of a highly infectious or contagious disease, or a declaration of a pandemic, epidemic or other health crises, resulting more vacancies at our properties, which could have a material adverse effect on our business, financial condition and results of operations.
Furthermore, we cannot predict the impact that an epidemic, pandemic or other health crises could on our tenants and other business partners; however, any material effect on these parties could have a material adverse effect on us.
If we fail to maintain effective internal controls over financial reporting, we could severely inhibit our ability to accurately and timely report our financial condition, results of operations or cash flows.
Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully. Any failure to provide reliable financial reports or prevent fraud could harm operating results, cause us to fail to meet our reporting obligations or cause reputational harm. As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows.
As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such material weaknesses or significant deficiencies, we will make efforts to further improve our internal control over financial reporting controls, but there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm our results of operation, cause us to fail to meet our reporting obligations or cause reputational harm. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, the market price of our common shares could decline, and we could be subject to investigations by the NYSE, the SEC or other regulatory authorities. Failure to remedy any material weakness or significant deficiency in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls over financial reporting, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected.
Our operating results will be affected by economic and regulatory changes, such as inflation and rising interest rates, that have an adverse impact on the real estate market in general, and we cannot provide any assurance that we will be profitable or that we will realize growth in the value of the real estate we own and/or are invested in.
We own and operate real estate and face risks related to investments in real estate. As of December 31, 2023, our real estate portfolio included 71 properties in 24 states and 67 lessees. Our operating results will be subject to risks generally incident to the ownership of real estate. These include risks described elsewhere in this “Risk Factors” section and other risks, including the following:

•the value of real estate fluctuates depending on conditions in the general economy and the real estate business. Additionally, adverse changes in these conditions may result in a decline in rental revenues, sales proceeds and occupancy levels at our properties and could have a material adverse effect on us. If rental revenues, sales proceeds and/or occupancy levels decline, we generally would expect to have less cash available to pay indebtedness, to pay dividends to shareholders or otherwise run our business;
•it may be difficult to sell real estate quickly, or potential buyers of our properties may experience difficulty in obtaining financing, which may limit our ability to dispose of properties promptly in response to changes in economic or other conditions. Additionally, we may be unable to identify, negotiate, finance or consummate dispositions of our properties, on favorable terms, or at all;
•our properties may be subject to impairment losses;
•changes in tax, real estate, environmental or zoning laws and regulations;
•changes in property tax assessments and insurance costs;
•changes in interest rates and rising inflation;
•the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and/or more stringent underwriting standards, which could affect our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs; and
•we may from time to time be subject to litigation, which may significantly divert the attention and resources of the Company’s management and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance.
These and other risks could have a material adverse effect on us and may prevent us from realizing growth in the value of the real estate we own and/or are invested in.
If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.
We may suffer losses that are not covered by insurance or that are in excess of insurance. There are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, fires, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain, even though available, any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high. Generally, our leases require each tenant to procure, at its own expense, commercial general liability insurance, as well as property insurance covering the building for the full replacement value and naming the ownership entity and the lender, if applicable, as the additional insured on the policy. Separately, we obtain, to the extent available, liability insurance (includes pollution coverage) and property insurance (includes earthquake coverage, wind coverage, flood coverage and rent loss coverage for at least one year of rental loss) for all of our properties. However, the coverage and amounts of our environmental, flood and earthquake insurance policies may not be sufficient to cover our entire risk. We cannot assure shareholders that we will have adequate coverage for losses. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.
Costs of complying with governmental laws and regulations, including those relating to environmental matters and the ADA, may have a material adverse effect on us.
Our operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and zoning and state and local fire and life safety requirements.
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and we may not have the adequate insurance in place to cover such costs. The presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances, any of which could result in expenditures and could have a material adverse effect on us. In addition, we may incur costs and liabilities associated with the disposal or treatment of hazardous or toxic substances, claims by third parties based on damages and costs resulting from environmental contamination emanating from own of our properties, or liability in connection with the handling or exposure to asbestos-containing materials. We maintain pollution liability insurance for all of our properties to insure against the potential liability of remediation and exposure risk. Some of these laws and regulations may impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Failure to comply with these regulations could result in the imposition of fine by governmental authorities or an award of damages to private litigants.
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
Furthermore, our properties may be subject to various federal, state and local regulatory requirements, such as zoning and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or an award of damages to private litigants. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements. However, we cannot assure our shareholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have a material adverse effect on us.
Furthermore, changes in federal and state legislation and regulations on climate change, including the increasing number of state and municipality laws and policies on climate change, emission reduction targets and required disclosures, could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. For example, in October 2023, California passed two bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. The occurrence of any of the foregoing could have a material adverse effect on us.
We may seek to use artificial intelligence and automated decision making technology in order to realize operating efficiencies in our business. In recent years use of these methods has come under increased regulatory scrutiny. New laws, guidance and/or decisions in this area may limit our ability to use our artificial intelligence models, or require us to make changes to our operations that may decrease our operational efficiency, result in an increase to operating costs and/or hinder our ability to improve our services if we begin to use these methods. For example, in October 2023, the President of the United States issued an executive order on the Safe, Secure and Trustworthy Development and Use of AI, emphasizing the need for transparency, accountability and fairness in the development and use of AI. Any actual or perceived failure to comply with evolving regulatory frameworks around the development and use of AI, machine learning and automated decision making could adversely affect our business, results of operations, and financial condition.
If we sell properties by providing financing to purchasers, defaults by the purchasers could have a material adverse effect on us.
If we provide seller-financing to purchasers (also known as purchase money financing), we will bear the risk that the purchaser may default, which could have a material adverse effect on us. Even in the absence of a purchaser default, there may be a material adverse effect on us. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years, which at times may not include interest payments to us. If any purchaser defaults under a financing arrangement with us, it could have a material adverse effect on us. In certain jurisdictions, the remedies available to us, in the context of seller-financing, may also limit our ability to recover any deficiencies after a buyer defaults and we foreclosure on the asset.

If we are unable to increase the number of shares authorized for issuance under our long-term incentive plan, we may need to settle awards to our trustees and employees in cash.
As of December 31, 2023, there are 167,185 shares of our common stock reserved for issuance under our long-term incentive plan. If we continue to grant awards of restricted stock units (“RSUs”) to our trustees and employees as has been our historical practice, and our shareholders do not approve an increase in the number of common shares authorized for issuance under our long-term incentive plan, we may need to settle future awards in cash. The use of cash to settle awards under our long-term incentive plan would result in the Company having less cash available to pay indebtedness, to pay dividends to shareholders and otherwise run our business.
Risks Related to Debt Financing
If we are unable to refinance our existing debt or obtain new debt to replace such maturing debt on favorable terms or at all, we would have to use cash on hand to repay such debt at maturity, and we may not have sufficient cash available to repay such debt at maturity. In that event, we could default under the associated loan agreement, including our unsecured corporate credit agreement, which could have a material adverse effect on us.
Under the terms of our existing secured and unsecured debt instruments, we have $29.1 million of debt scheduled to mature in 2024. The credit markets have experienced dislocation in recent months and owners of office assets have experienced particular challenges in refinancing existing debt and in obtaining new debt. Our business depends on the availability of credit, and credit terms that support our underwriting of assets. If we are unable to refinance our existing debt or obtain new debt to replace such maturing debt on favorable terms or at all, we would have to use cash on hand to repay such debt as it matures, and we may not have sufficient cash available to repay such debt at maturity. In that event, we could default under the associated loan agreement which could lead to a cross-default under our unsecured corporate credit agreement, which could have a material adverse effect on us. A continued failure to repay our debt as it matures could lead to an inability for the Company to continue as a going concern.
If we were to default under our unsecured credit agreement, the facility lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due, or be able to refinance such debt on acceptable terms or at all. Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended, the “Second Amended and Restated Credit Agreement”), with KeyBank, National Association (“KeyBank”), as administrative agent, and a syndicate of lenders, our Operating Partnership, as the borrower, has a $1.3 billion credit facility consisting of a (i) $750.0 million unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Company has drawn $400 million (the “Revolving Loan”), currently maturing in March 2024 (with a series of extension options to January 31, 2026, subject to the satisfaction of certain customary conditions), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan” and together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. In addition to customary representations, warranties, covenants, and indemnities, the Second Amended and Restated Credit Agreement contains a number of financial covenants as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K.
On February 12, 2024, the Company exercised an option to extend the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) which upon satisfaction or waiver of certain customary conditions, will extend to June 30, 2024.
Any of the foregoing could have a material adverse effect on us.
We may finance properties with prepayment lock-out provisions, which may prohibit us from selling a property, or may require us to maintain specified debt levels for a period of years on some properties.
Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. We may finance properties with lock-out provisions, which could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for the payment of dividends to our shareholders and may prohibit us from reducing the outstanding indebtedness with respect to any such properties by repaying or refinancing such indebtedness. Any mortgage debt that we place on our properties may also impose prepayment penalties. If a lender invokes these penalties, the cost to the Company to sell, repay or refinance the property could increase substantially. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our shareholders’ best interests. The occurrence of any of the foregoing could have a material adverse effect on us.
We have broad authority to incur debt, and our indebtedness could have a material adverse effect on us.
We have broad authority to incur debt, subject to the approval of our Board. High debt levels would cause us to incur higher interest charges, which would result in higher debt service payments. Our indebtedness could have a material adverse effect on us, as well as:
•increase our vulnerability to general adverse economic and industry conditions;
•decrease the market price of our common shares as a result of market aversion to higher debt levels;
•limit our ability to obtain additional financing to fund future working capital, acquisitions, investments, capital expenditures and other general corporate requirements;
•require the use of an increased portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, investments, capital expenditures and general corporate requirements;
•limit our flexibility in planning for, or reacting to, changes in our business and our industry and accomplishing our business plan;
•put us at a disadvantage compared to our competitors with less indebtedness; and
•limit our ability to access capital markets.
We have placed, and may continue to place, permanent financing on our properties or increase our credit facility or other similar financing arrangement in order to acquire and/or invest in properties. We may also decide to later further leverage our properties or to rely on securitization vehicles. We may borrow funds for any purposes related to our business. A shortfall between the cash flow from our properties and the cash flow needed to service debt could have a material adverse effect on us.
In addition, our indebtedness could be accompanied by more restrictive covenants than those in our existing credit facility or other secured debt obligations. The assumptions in our corporate credit agreement and mortgage debt regarding values, cash flow and debt service coverage, and individual asset underwriting of key performance metrics such as loan-to-value ratios, debt service coverage ratios and debt yields that support our current borrowings may be subject to change, as market conditions change and/or lending standards become more stringent. Lenders have imposed and could impose restrictions on us that affect our dividend and operating policies and our ability to incur additional debt, including customary restrictive covenants, that, among other things, restrict our ability to engage in material asset sales, mergers, consolidations, acquisitions or investments, to make capital expenditures, to pay special dividends, and more generally on how and when we can spend operating funds and capital event proceeds. We may also be required to have and maintain certain specified financial ratios and to reserve or otherwise set aside funds for specific expenses, such as anticipated leasing and capital expenditures. These or other limitations may adversely affect our flexibility and limit our ability to pay dividends to shareholders at our current level. Any of the foregoing could have a material adverse effect on us.
We expect to need additional funding to fund future investments.
We expect to need additional funding to finance our investments, including debt financing; however, we can provide no assurance that debt financing will be available on terms that we deem attractive or at all. If we are unable to consummate our anticipated financing plans, we will need to secure alternative sources of funding. These sources may include the net proceeds from equity issuances, joint ventures or the sale of assets. No assurance can be given that any of these sources of capital will be available on terms that are as favorable as those that we currently expect to obtain, or available at all. If we finance any funding shortfall with common equity issuances, there may be a dilutive effect on our earnings per share after giving effect to the issuance of such common shares and the application of the proceeds thereof. The incurrence of additional debt could increase our leverage ratios and would increase our exposure to the risks associated with debt financing, all of which would be negatively perceived by the market. In addition, an inability to obtain sufficient capital to meet our funding obligations could lead to contractual defaults that could materially and adversely affect us. If debt financings or alternative sources of financing are unavailable when strategic opportunities arise, we may not be able to acquire properties or make a relevant investment.
We have incurred, and intend to continue to incur, indebtedness secured by our properties. If we are unable to make our debt payments when required, a lender could foreclose on the property or properties securing such debt, which could have a material adverse effect on us.
Some of our assets are and will be secured by mortgages on our properties, and we may in the future rely on securitization vehicles. If we default on our secured indebtedness, the lender may foreclose and we could lose our entire investment in the properties securing such loan or vehicle, which could have a material adverse effect on us. To the extent lenders require us to cross-collateralize our properties, or provisions in our loan documents contain cross-default provisions, a default under a single loan agreement could subject multiple properties to foreclosure. Foreclosures of one or more of our properties could have a material adverse effect on us.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to shareholders at our current level or otherwise have a material adverse effect on us.
We expect that we will incur indebtedness in the future. Increases in the interest we pay on our indebtedness could adversely affect our ability to pay dividends to shareholders at our current level, among other consequences. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, could reduce our cash flows and our ability to pay dividends to shareholders at our current level or otherwise have a material adverse effect on us. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. Any of the foregoing risks could have a material adverse effect on us.
Failure to hedge effectively against interest rate changes may adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders.
The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. At the same time, our corporate credit agreement requires us to maintain certain covenants with respect to maximum, unhedged interest rate risk. Subject to these restrictions and requirements, we have entered, and may continue to enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions include entering into interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates and a failure to hedge effectively against interest rate changes could materially adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.
U.S. Federal Income Tax Risks
Failure to continue to qualify as a REIT would adversely affect our operations and our ability to pay dividends because we would incur additional tax liabilities, which could have a material adverse effect on us.
We believe we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under the Code. Qualification as a REIT involves highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. Our qualification as a REIT will depend upon our ability to meet, through investments, actual operating results, dividends and satisfaction of specific shareholder ownership rules, and various other requirements imposed by the Code.
If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would reduce our net earnings available for investment or paying dividends to shareholders because of the additional tax liability. If this occurs, we might be required to borrow funds or sell some investments in order to pay the applicable tax. In addition, dividends paid to our shareholders would no longer qualify for the dividends paid deduction, and we would no longer be required to pay dividends. Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations, or court decisions could change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT could have a material adverse effect on us. In addition, our REIT status depends on the ongoing qualification of subsidiary entities qualifying as REITs or taxable REIT subsidiaries, as applicable, as a result of our substantial ownership interest in those entities.
To qualify as a REIT, and to avoid the payment of U.S. federal income and excise taxes and maintain our REIT status, we may be forced to borrow funds, use proceeds from the issuance of securities, or sell assets to pay dividends, which may result in our distributing amounts that may otherwise be used for our operations, which could have a material adverse effect on us.
To qualify as a REIT, we will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any taxable year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition of, investment in, and/or maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of U.S. federal income and excise taxes. We may be required to pay dividends to our shareholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to sell assets on terms and at times unfavorable to us, which could have a material adverse effect on us. These methods of obtaining funding could affect future dividends by increasing operating costs and decreasing available cash. In addition, such dividends may constitute a return of capital.
If certain of our subsidiaries, including our Operating Partnership, fail to maintain their respective status as a partnership or disregarded entity, as applicable, for U.S. federal income tax purposes, we could cease to qualify as a REIT and suffer other adverse consequences.
One or more of our subsidiaries may be treated as a partnership or disregarded entity for federal income tax purposes and, therefore, will not be subject to federal income tax on its income. Instead, each of its partners or its member, as applicable, which may include us, will be allocated, and may be required to pay tax with respect to, such partner’s or member’s share of its income. We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make. This would also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay dividends and the return on our shareholders’ investment, which could have a material adverse effect on us. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as an entity disregarded from its parent, a REIT or a partnership for federal income tax purposes, the underlying entity could become subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership and jeopardizing our ability to maintain REIT status.
In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain federal, state, and other income taxes, which would reduce our cash available to pay dividends to our shareholders and could have a material adverse effect on us.
Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state and local income taxes on our income and assets, including taxes and undistributed income, built in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. Moreover, if we have net income from “prohibited transactions”, that income will be subject to a 100% tax. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, our shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly or at the level of our Operating Partnership or at the level of the other companies through which we indirectly own our assets. In particular, we will be subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our taxable REIT subsidiaries. Any U.S. or federal, state or other taxes we pay will reduce our cash available for paying dividends to our shareholders and could have a material adverse effect on us.
The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.
We may be required to pay some taxes due to actions of our taxable REIT subsidiaries, which would reduce our cash available to pay dividends to our shareholders and could have a material adverse effect on us.
Any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available to pay dividends to our shareholders.
Complying with the REIT requirements may cause us to forgo otherwise attractive opportunities, which could have a material adverse effect on us.
To qualify as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our shareholders and the ownership of our common shares. We may be required to pay dividends to our shareholders at times it would be more advantageous to reinvest cash in our business or when we do not have cash readily available to pay dividends, and we may be forced to sell assets on terms and at times unfavorable to us, which could have a material adverse effect on us.. Thus, compliance with the REIT requirements may hinder our ability to operate solely on the basis of maximizing profits.
To the extent our dividends represent a return of capital for tax purposes, a shareholder could recognize an increased capital gain upon a subsequent sale of the shareholder’s common shares.
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
Under the Bipartisan Budget Act of 2015, liability is imposed on the partnership (rather than its partners) for adjustments to reported partnership taxable income resulting from audits or other tax proceedings. The liability can include an imputed underpayment of tax, calculated by using the highest marginal U.S. federal income tax rate, as well as interest and penalties on such imputed underpayment of tax. It is possible that the Bipartisan Budget Act of 2015 rules could result in partnerships in which we directly or indirectly invest (including our Operating Partnership) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we may have not been a partner in the partnership during the year to which the audit relates and we, as a REIT, may not otherwise have been required to pay additional corporate-

level taxes as a result of the related audit adjustment. Using certain rules, partnerships may be able to transfer these liabilities to their partners. In the event any adjustments are imposed by the IRS on the taxable income reported by any subsidiary partnerships, we intend to utilize certain rules to the extent possible to allow us to transfer any liability with respect to such adjustments to the partners of the subsidiary partnerships who should properly bear such liability. However, there is no assurance that we will qualify under those rules or that we will have the authority to use those rules under the operating agreements for certain of our subsidiary partnerships.
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
Risks Related to Our Common Shares
The price of our common shares may experience volatility. In addition, limited trading volume may depress the market price of our common shares and make it difficult for investors to sell their shares and less attractive to new investors to purchase our common shares.
The U.S. stock markets, including the NYSE, on which our common shares are listed, historically have experienced significant price and volume fluctuations, and recently, this has especially impacted REITs with significant office assets. As a result, the market price of our common shares has similarly been volatile, and investors in our common shares may experience a decrease in the market price of their shares, including decreases unrelated to our business, financial conditions or results of operations. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future or that holders of our common shares will be able to sell their shares when desired on favorable terms, or at all. The market price of our common shares could be subject to wide fluctuations in response to:
•our financial performance, cash flows, financial condition, results of operations and prospects,
•actual or anticipated differences in our quarterly or annual operating results from those expected;
•our dependence on key personnel whose continued services are not guaranteed;
•whether we will be successful in renewing leases as they expire;
•failure to qualify as a REIT;
•failure to comply with the rules of the NYSE, the requirements of the Sarbanes-Oxley Act or other applicable laws;
•the annual yield from dividends on our common shares as compared to yields on other financial instruments;
•actual or anticipated changes in our and our tenants’ business or prospects;
•the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing on favorable terms;
•whether work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets;
•changes in market valuations of similar companies;
•strategic decisions by us or our competitors, such as acquisitions or investments, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•further increases in (or prolonged periods of high) market interest rates, which could result in increased interest expense on our debt;

•equity issuances by us (including the issuance of OP Units or other securities convertible into, or exchangeable for, our common shares) or the conversion of a large number of OP Units into common shares as opposed to cash;
•future sales of substantial amounts of our common shares by our existing or future shareholders, or the perception that such issuances or future sales may occur;
•adverse market reaction to any indebtedness we incur in the future, inability to refinance our existing indebtedness, the inclusion of restrictive covenants in our future indebtedness, or our failure to establish debt levels that investors believe are appropriate;
•changes in expectations of future financial performance or changes in estimates of securities analysts;
•publication of research reports about us or our industry by securities analysts;
•government regulatory action or inaction and legislative changes that could adversely affect our industry;
•changes in tax laws;
•adverse speculation in the press or investment community;
•changes in the underlying value of real estate;
•climate change and natural disasters, such as earthquakes, wildfires, rising sea levels, flooding, and extreme weather;
•impacts of the outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises;
•terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and
•general market conditions.
We may change our dividend policy.
Future dividends will be declared and paid at the sole discretion of our Board, and the amount and timing of dividends will depend upon our actual and projected financial condition, results of operations, cash flows, liquidity and FFO, AFFO, maintenance of our REIT qualification and such other matters as our Board may deem relevant from time to time. Our Board may change our dividend policy at any time, and there can be no assurance as to the manner in which future dividends will be paid or that the current dividend level will be maintained in future periods. Shareholders have no contractual or other legal right to dividends that have not been authorized and declared by the Board. We may not be able to pay dividends in the future or may need to fund such payments from external sources, including debt or equity financings, as to which no assurances can be given. Our failure to meet the market’s expectations with regard to future cash dividends likely would adversely affect the market price of our common shares.
Our shareholders are subject to the risk that our business and operating plans may change.
Our Board may change our investment objectives, targeted investments, borrowing policies or other corporate policies without shareholder approval.
Increases in market interest rates may result in a decrease in the value of our common shares.
One of the factors that may influence the price of our common shares will be the dividend rate on our common shares (as a percentage of the price of our common shares) relative to market interest rates. If market interest rates rise, prospective purchasers of our common shares may expect a higher dividend rate. Higher interest rates would not, however, result in more funds being available to pay dividends and, in fact, would likely increase our borrowing costs and might decrease our funds available for dividends. We therefore may not be able, or we may not choose, to provide a higher dividend rate. As a result, prospective purchasers may decide to purchase other securities rather than our common shares, which would reduce the demand for, and result in a decline in the market price of, our common shares.

The future issuance of common shares or the resale of outstanding common shares could adversely affect the market price of our common shares.
Future primary issuances of our common shares or other securities convertible into, or exchangeable or exercisable for, our common shares could dilute shareholders and could have an adverse effect on the market price of our common shares. Holders of our common shares are not entitled to preemptive rights or other protections against dilution.
Additionally, in connection with the transaction that resulted in the internalization of our management in December 2018 (the “Self-Administration Transaction”), Griffin Capital, LLC, a Delaware limited liability company (“GC LLC”), which is an entity controlled by our former Executive Chairman, Kevin A. Shields, and is an affiliate of Griffin Capital Company, LLC, which was the sponsor of our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), received OP Units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as a consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (now known as PKST Management Company, LLC). As further described below, of December 31, 2023, GC LLC owned 2,486,516 OP Units, which, upon a request for redemption by GC LLC, are exchangeable into common shares or cash, at the Company’s election. We are party to a registration rights agreement with GC LLC pursuant to which GC LLC has the right to request that we register for resale, under the Securities Act, our common shares issued or issuable to GC LLC and certain successor holders. Resales of a significant number of our common shares, or the perception that such resales could occur, may have an adverse effect on the market price of our common shares.
The vesting of any restricted shares or other equity awards granted to certain trustees, executive officers and other employees under our equity incentive plan, or the issuance of our common shares, or OP Units in connection with future acquisitions of and/or other investments in properties, could have an adverse effect on the market price of our common shares.
Risks Related to Our Conflicts of Interest
Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could otherwise have benefitted our shareholders.
Conflicts of interest exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units. Our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we, as the general partner of our Operating Partnership have fiduciary duties, and obligations to our Operating Partnership and its partners in connection with the management of our Operating Partnership under Delaware law and the partnership agreement of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders, which may result in management making business decisions that could benefit either the Operating Partnership and its partners or the Company and our shareholders and be adverse to the interests of the others.
Certain of our executive officers own an interest in an incentive compensation plan controlled by our former Executive Chairman and pursuant to which they may be entitled to receive substantial payments, which could create the appearance of a conflict of interest between the interest of the Company and the interests of these executive officers.
GC LLC assigned approximately 50% of the OP Units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan (the “GCC Incentive Plan”). Our former Executive Chairman, Kevin A. Shields, is the plan administrator of the GCC Incentive Plan.
As previously disclosed, certain of our current and former employees and executive officers, including Michael Escalante, our Chief Executive Officer, and Javier Bitar, our Chief Financial Officer and Treasurer, were employed by affiliates of GC LLC prior to the Self-Administration Transaction and are therefore participants in the GCC Incentive Plan which made grants to such participants in connection with services rendered prior to the Self-Administration Transaction. Participants in the GCC Incentive Plan, including Messrs. Escalante and Bitar, are entitled to receive distributions from the GCC Incentive Plan in the form of cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.
As required by our listing on the NYSE, certain awards under the GCC Incentive Plan were settled during the fourth quarter 2023 and will be settled in four annual installments thereafter, unless waived or modified. In connection with the settlement of awards under the GCC Incentive Plan, the plan administrator may choose to distribute cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.

On December 15, 2023, GC LLC elected to redeem 209,954 OP Units pursuant to the terms of our Operating Partnership’s operating agreement, and we satisfied such redemption request with our common shares. Following this redemption, GC LLC distributed such common shares to participants in the GCC Incentive Plan, including 56,266 common shares to Mr. Escalante and his designee and 2,000 common shares to Mr. Bitar. In connection with the aforesaid future installments, if GC LLC elects to redeem additional OP Units, we currently intend to satisfy such redemption request with our common shares. GCC Incentive Plan participants may receive additional payment, which payments could be substantial. Our executive officers’ interest in the GCC Incentive Plan may create the appearance of a conflict of interest between the interest of the Company and the interest of these executive officers.
Risks Related to Our Corporate Structure
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
Certain provisions of the MGCL may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium price for our common shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our shares or an affiliate thereof or an affiliate or associate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then-outstanding voting shares at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose fair price and/or supermajority shareholder voting requirements on these combinations; and
•“control share” provisions that provide that a shareholder’s “control shares” of our Company (defined as shares (other than shares acquired directly from us) that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by our shareholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.
As permitted by the MGCL, we have elected to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.

Further, Maryland statutory law provides that an act of a trustee relating to or affecting an acquisition or investment or a potential acquisition of control of a real estate investment trust may not be subject to a higher duty or greater scrutiny than is applied to any other act of a trustee. Hence, trustees of a Maryland real estate investment trust by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.
Our rights and the rights of our shareholders to recover claims against our officers and trustees are limited, which could reduce our shareholders’ and our recovery against them if they cause us to incur losses.
Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the real estate investment trust’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our charter requires us to indemnify our trustees and officers to the maximum extent permitted under Maryland law. Additionally, our charter limits the liability of our trustees and officers for monetary damages to the maximum extent permitted under Maryland law. Further, our charter permits the Company, with the approval of our Board, to provide such indemnification and advancement of expenses to any of our employees or agents. As a result, we and our shareholders may have more limited rights against our trustees, officers, employees and agents, than might otherwise exist under common law, which could reduce our shareholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our trustees, officers, employees and agents in some cases which would decrease the cash otherwise available to pay dividends to shareholders or otherwise operate our business.
We are uncertain of our sources of funding our future capital needs. If we cannot obtain funding on acceptable terms, it could affect our ability to make necessary capital improvements to our properties, pursue acquisitions of and/or other investments in properties as part of our business plan, pay our expenses, pay dividends, expand our business or otherwise have a material adverse effect on us.
To continue to qualify as a REIT, we generally must distribute to our shareholders at least 90% of our taxable income each year, excluding capital gains. Because of this dividend requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all of our sources of funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, our ability to make necessary capital improvements to our properties, pursue acquisitions of and/or other investments in properties as part of our business plan, pay our expenses, pay dividends or expand our business may be impaired or delayed.
Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders.
Our bylaws provide that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company, (ii) any action asserting a claim of breach by any trustee, officer, other employee or agent of the Company of a duty owed to the Company or our shareholders or of any standard of conduct set forth in the Maryland General Corporation Law (“MGCL”), (iii) any action asserting a claim arising pursuant to any provision of the MGCL including, but not limited to, the meaning, interpretation, effect, validity, performance or enforcement of our charter or our bylaws, (iv) any action asserting a claim governed by the internal affairs doctrine, or (v) any Internal Corporate Claim (as defined the MGCL). This exclusive forum provision does not apply to claims under the Securities Act, the Exchange Act, or any other claim for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares will be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our Board, without shareholder approval, adopted this provision of our bylaws so that we may respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with the Company or our trustees, officers, agents or employees, if any, and may discourage lawsuits against us and our trustees, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL expressly provides that the charter or bylaws of a Maryland real estate investment trust may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

General Risks
Cybersecurity risks and cyber incidents or the failure to comply with laws and regulations concerning data privacy and security may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, any of which could have a material adverse effect on us.
We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on the third parties that provide services to the Company (collectively, “Service Providers”) for a range of IT Systems and related products and services, including but not limited to cloud computing services. And we collect, maintain and process confidential, sensitive, and proprietary information about investors, tenants, partners, businesses, our employees, and others, including personally identifiable information, as well as confidential, sensitive, and proprietary information belonging to our business such as trade secrets (collectively, “Confidential Information”).
We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. The risk of a cyber incident has generally increased as the number, intensity and sophistication of attempted attacks have increased globally, especially given the use of more advanced hacking tools and techniques and the use of artificial intelligence, including by computer hackers, foreign governments, information service interruptions and cyber terrorists, opportunistic hackers and hacktivists, as well as through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Techniques used in cyber incidents evolve frequently, may originate from less regulated and remote areas of the world and be difficult to detect and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely eliminate this risk. For example, unauthorized parties, whether within or outside the Company, may disrupt or gain access to our IT Systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering.
As our reliance on technology increases, so do the risks posed to our systems - both internal and external. Our primary risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; and exposure of Confidential Information. A significant or extended disruption could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation of Confidential Information, any of which could result in us incurring significant expenses to resolve these kinds of issues. Even security measures that are appropriate, reasonable and/or in accordance with applicable legal requirements may not be sufficient to protect our IT Systems and the Confidential Information we maintain due to attackers using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence.
As have many companies, our Service Providers have been impacted by security incidents in the past and will likely continue to experience security incidents of varying degrees. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have had a material adverse effect on us, including an adverse effect on our business, financial condition and results of operations. While we do not believe these incidents have had a material impact to date, as our reliance on technology increases, so do the risks of a security incident. The Service Providers that provide cloud services and store our information are critical to our operations and could experience security incidents resulting in downtime, data breach or loss, or shutdown. The occurrence of any of the foregoing risks could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations.
In addition, our processing of Confidential Information, including personally identifiable information, subjects us to various federal, state and local laws, regulations and industry standards governing the collection, use, storage, sharing, transmission and other processing of personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations. Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation, fines and penalties or adverse publicity and could cause our investors to lose trust in us, which could have an adverse effect on our reputation as well as our business, financial condition and results of operations.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information.
We are subject to risks from climate change and natural disasters such as earthquakes and severe weather conditions.
Our properties are located in areas that may be subject to climate change and natural disasters, such as earthquakes and wildfires, and severe weather conditions. Climate change and natural disasters, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our properties located in areas affected by these conditions, including those in low-lying areas close to sea level, and/or decreases in demand, rent from, or the value of those properties. In addition, we may incur material costs to protect these properties, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change, and may not be covered by our insurance policies. Additionally, the occurrence of natural disasters could affect our ability to carry on business functions that are critical to our financial and operational viability.
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
Investors and other stakeholder have become more focused on understanding how companies address a variety of ESG factors. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. A low sustainability score could result in a negative perception of the Company, or exclusion of our common shares from consideration by certain investors.
We may be subject to litigation relating to our business, which could have a material adverse effect on our business, financial condition and results of operations and could result in significant defense costs and potentially significant judgments against us.
We may be subject to litigation relating to our business including securities class action litigation following any period of volatility in the price of our common shares. Some of these claims may result in significant defense costs and potentially significant judgments against us, some of which we may not be insured against. While we generally intend to vigorously defend ourselves against such claims, we cannot be certain of the ultimate outcomes of claims that may be asserted against us. Unfavorable resolution of such litigation may result in our having to pay significant fines, judgments, or settlements, which, if uninsured—or if the fines, judgments and settlements exceed insured levels—would adversely impact our cash flows, thereby negatively impacting our ability to service debt and pay dividends to our shareholders, which may have a material adverse effect on our business, financial condition and results of operations. Certain litigation, or the resolution of certain litigation, may affect the availability or cost of some of our insurance coverage, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, each of which may have a material adverse effect on our business, financial condition and results of operations, as well as divert the attention of management.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.

ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy

The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”), our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”), and Service Providers. The Company’s subsidiaries lease to and, in some instances, manage for our tenants the properties we own, but we do not have actual or contractual access to the systems or information maintained or used by our tenants. Our tenants are directly or indirectly (through their own service providers) responsible for maintaining programs and processes to protect their systems and information from various risks from cybersecurity threats.
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program is integrated into our overall enterprise risk management program and includes a cybersecurity incident response plan.
We design and assess our program based on the information security standards published by the International Organization for Standardization 27002 (“ISO 27002”). This does not imply that we meet any particular technical standards, specifications, or requirements, but only that we use the ISO 27002 as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.
Our cybersecurity risk management program includes:
•risk assessments designed to help identify material cybersecurity risks to our Confidential Information, Critical Systems and the broader enterprise IT environment;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of Service Providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;
•cybersecurity awareness and spear-phishing resistance training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a vendor management policy for Service Providers.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, could have a material adverse effect on us including an adverse effect on our business, financial condition and results of operations. See “Risk Factors—General Risks—Cybersecurity risks and cyber incidents or the failure to comply with laws and regulations concerning data privacy and security may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, any of which could have a material adverse effect on us.”
Cybersecurity Governance
Our executive management team, along with our managed information technology Service Provider, Strebe Corporation, a California corporation d/b/a Connetic (“Connetic”), is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Our management team works closely with Connetic, which has provided information technology support, security audit and on-call services to financial industry participants for more than 25 years.
Our management team meets with Connetic regularly to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of the Board (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management or Connetic on our cybersecurity risks and cybersecurity risk management program. In addition, the executive management team is responsible for updating the Audit Committee, as necessary, regarding significant cybersecurity incidents.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives period reports from management or Connetic on our cybersecurity risks and cybersecurity risk management program. The full Board members receives presentations on cybersecurity topics from Connetic as part of the Board’s continuing education on topics that impact public companies.

ITEM 2. PROPERTIES
As of December 31, 2023, we owned a fee simple interest in 66 and a ground leasehold interest in 5 properties, encompassing approximately 17.9 million rentable square feet. See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties. See Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our indebtedness secured by our properties.
Revenue Concentration
By State:
The percentage of Annualized Base Rent as of December 31, 2023, by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	Annualized Base Rent (unaudited)	Number of Properties (2)	Percentage of Annualized Base Rent
Arizona	$23,336	7	11.9%
New Jersey	19,532	5	9.9
Colorado	16,471	4	8.4
Ohio	13,261	5	6.7
Massachusetts	12,449	3	6.3
California	12,271	2	6.2
Alabama	10,307	2	5.2
South Carolina	9,853	3	5.0
North Carolina	9,079	6	4.6
Illinois	8,865	3	4.5
Subtotal	135,424	40	68.7
All Others (1)	61,307	31	31.3
Total	$196,731	71	100.0%
(1)All others account for 3.9% or less of total Annualized Base Rent on an individual state basis.
(2)Includes properties held for sale and sold subsequent to year-end.

By Industry:
The percentage of Annualized Base Rent as of December 31, 2023, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)(3)	Annualized Base Rent (unaudited)	Number of Lessees	Percentage of Annualized Base Rent
Capital Goods	$32,436	15	16.5%
Consumer Services	21,597	5	11.0
Materials	19,980	5	10.2
Food, Beverage & Tobacco	16,677	3	8.5
Commercial & Professional Services	11,701	7	5.9
Utilities	11,297	2	5.7
Retailing	9,727	2	4.9
Technology Hardware & Equipment	9,179	3	4.7
Diversified Financials	9,127	3	4.6
Health Care Equipment & Services	9,032	3	4.6
Subtotal	150,753	48	76.6
All others (2)	45,978	19	23.4
Total	$196,731	67	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     No individual industry included within “all others” accounts for more than 4.4% of total Annualized Base Rent.
(3)Includes properties held for sale and sold subsequent to year-end.
Top Ten Tenants:
Pursuant to the respective in-place leases, no lessee or property generated more than 5.9% of our total Annualized Base Rent as of December 31, 2023. As of December 31, 2023, our top 10 tenants are as follows (dollars in thousands):

Tenant	Annualized Base Rent (unaudited)	Percentage of Annualized Base Rent
Keurig Dr. Pepper	$11,532	5.9%
Southern Company	9,224	4.7%
LPL	8,701	4.4%
Amazon	8,590	4.4%
Freeport McMoRan	7,867	4.0%
Maxar Technologies	7,723	3.9%
RH	7,487	3.8%
Wyndham Hotels & Resorts	7,392	3.8%
McKesson	6,123	3.1%
Travel & Leisure, Co.	5,826	3.0%
Subtotal	80,465	41.0%
All Others (1)	116,266	59.0%
Total	$196,731	100.0%
(1) No individual tenant included within “All others” account for more than 2.8% of Annualized Base Rent.

Lease Expirations:
As of December 31, 2023, our lease expirations by year are as follows (dollars in thousands):

Year of Lease Expiration (1)(2)	Annualized Base Rent (unaudited)	Number of Leases	Approx. Square Feet	Percentage of Annualized Base Rent
2024	$17,045	9	1,398,500	8.7%
2025	8,090	7	788,700	4.1
2026	13,308	4	1,449,100	6.8
2027	14,349	7	570,700	7.3
2028	18,726	11	2,027,200	9.5
2029	38,756	10	2,394,100	19.7
>2029	86,457	31	8,595,800	43.9
Leased Amenity Space	—	—	2,000	—
Vacant	—	—	642,800	—
Total	$196,731	79	17,868,900	100.0%
(1)Expirations that occur on the last day of the year are shown as expiring in the subsequent year.
(2)Includes properties held for sale and sold subsequent to year-end.

ITEM 3. LEGAL PROCEEDINGS
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information
Our common stock is listed on the NYSE under the ticker symbol “PKST”. As of February 20, 2024, there were 11,616 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.

Dividends
We intend to pay dividends on a quarterly basis at the discretion of our Board, unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so.
Recent Sales of Unregistered Securities
During the year ended December 31, 2023, there were no sales of unregistered securities.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Prior to the listing of the Company’s shares on the New York Stock Exchange (the “Listing”), the Company had adopted the share redemption program (as amended and restated, the “SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. Pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted average number of shares of such class outstanding during the prior calendar year, and the Company would redeem shares as of the last business day of each quarter (with quarterly redemptions capped at $5 million) at a price equal to the most recently published net asset value (“NAV”) per share for the applicable class prior to quarter end. The SRP was suspended during certain periods prior to Listing and terminated in connection with the Listing. During the year ended December 31, 2023, the Company redeemed 941 shares.
Issuances Under Equity Compensation Plans
Our equity compensation plan information required by this item are incorporated by reference to the information in Part III, Item 12 of this Annual Report on Form 10-K.
Share Performance
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
The following performance graph is a comparison of the cumulative return of our common shares for the period from our Listing through December 31, 2023. The graph also shows the cumulative total returns of the Standard and Poor’s 500 Index (“S&P 500”), and industry peer groups during the same period. The historical information set forth on the following performance graph is not necessarily indicative of future performance.

Growth of a $100 investment[(1)]

$250
$225
$200
$175
$150
$125
$100
$75
3/2023
6/2023
9/2023
12/2023
PKST
Russell 2000 Index
FTSE NAREIT All Equity REITs index

(1) Prior to the Listing, our published NAV as of June 30, 2022, June 30, 2021, December 31, 2020, and December 31, 2019 was as follows: $66.78, $81.90, $80.55, and $83.97, respectively. The cumulative investment (loss) for the NAV as of June 30, 2022, June 30, 2021, December 31, 2020, and December 31, 2019 was as follows: (22.9%), (5.4%), (7.0%), and (3.0%), respectively.

Forfeitures
During the quarter ended December 31, 2023, the Company repurchased shares as follows:

For the Month Ended	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 31, 2023	—		$—	—	—
November 30, 2023	—		$—	—	—
December 31, 2023	58,982	(1)	$19.92	—	—
(1)    Consists of shares withheld (i.e. forfeited) pursuant to provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K.
Overview
Peakstone Realty Trust is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties located in diverse, strategic growth markets. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2023, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2023, the Company’s wholly-owned portfolio (i) consisted of 71 properties located in 24 states, (ii) was 96.4% leased with a weighted average remaining lease term (“WALT”) of approximately 6.5 years, and (iii) generated approximately $196.7 million Annualized Base Rent (“ABR”).
The Company reports the results of its wholly-owned portfolio in three segments which had the following characteristics as of December 31, 2023:
•Industrial: This segment (i) comprised 19 industrial properties and (ii) was 100% leased with a WALT of approximately 6.7 years.
•Office: This segment (i) comprised 35 office properties and (ii) was 98.8% leased with a WALT of approximately 7.6 years.
•Other: This segment (i) comprised 17 properties and (ii) was 82.4% leased with a WALT of approximately 2.6 years.

Results of Operations
The Company’s results of operations are primarily impacted by the Company’s ability to re-lease space, dispose of and acquire and/or invest in select properties, all of which impact period-to-period comparisons.
Due to current remote and hybrid work practices, demand for office space nationwide has declined and may continue to decline. While we have seen some positive trends recently, office utilization remains down materially relative to pre-pandemic levels. Brand new office buildings (urban and suburban), with high walk-scores, immediate access to retail amenities and transportation hubs continue to attract tenants and market rental rates. In addition, challenging economic conditions and volatility in the capital markets (including bank failures) throughout 2023 adversely impacted commercial real estate overall and, in particular, the office sector. These market conditions and the potential for increased capital costs and availability of debt financing, among other things, have driven many companies to be more reticent in making office or other real estate related investments. The potential for a reversal of interest rates by the Fed has brought some relief to investor sentiment, however, we are still seeing a negative investment psychology at this moment, especially for office product. All of these trends and uncertainties may adversely impact the Company’s business, financial condition, results of operations and cash flows.
The Company’s long-term objective is to maximize shareholder value through the ownership and operation of industrial and select office assets located in strategic growth markets. We are focused on maintaining a strong balance sheet that enables us to execute multi-channel investments across the risk and capital spectrum as they arise. It is our intention to continue to maximize our balance sheet flexibility through free cash flow generation and the execution of our strategic disposition plan. We seek to generate internal and external growth by increasing the cash flow from our properties and expanding our portfolio by making industrial-focused investments. To accomplish our objectives, we will leverage our experienced, operationally-minded and cycle-tested management team.
For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion above, and (ii) the risks highlighted in the “Risk Factors” section in Part I.

Segment Information
The Company internally evaluates all of the properties and interests therein as three reportable segments: Industrial, Office and Other. The Company evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. The Company excludes the following from segment NOI because they are addressed on a corporate level: (i) the Office Joint Venture, (ii) interest expense, and (iii) general administrative expenses. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations and valuations of our properties.
Highlights
The following provides a summary of the significant developments related to our business during and subsequent to 2023:
Listing:
•On April 13, 2023, we listed our common shares on the New York Stock Exchange (“NYSE”).
Transaction Activity:
•Prior to the Listing, we sold two Industrial segment properties, and one Office segment property for approximately $169.6 million in gross disposition proceeds and a net gain of approximately $30.6 million.
•Subsequent to the Listing, we sold four Office segment properties and four Other segment properties for approximately $166.3 million in gross disposition proceeds and recognized a net loss of approximately $1.4 million.
Leasing Activity:
•During the year ended December 31, 2023, we executed seven new and renewal leases within our Industrial and Office segments with a combined 1.2 million square feet.
Financing:
•In 2023, we paid off the outstanding principal balance for following loans: (i) the $19.1 million HealthSpring Mortgage Loan; (ii) the $400.0 million 2024 Term Loan; and (iii) the $17.1 million Samsonite Loan.
•On December 22, 2023, we entered into an agreement with AIG that is intended to facilitate the disposition of the mortgaged properties under the AIG Loans, without regard to the original release prices, and support the repayment of both AIG Loans.
•As of December 31, 2023, the Revolving Loan Maturity Date was March 30, 2024 (with two extension options to January 31, 2026, subject to the satisfaction of certain customary conditions, the first of which we exercised subsequent to year-end and described below).
Equity:
•On April 10, 2023, the Company redeemed all 5,000,000 Series A Preferred Shares for a redemption payment of $125.0 million and accumulated unpaid dividends of approximately $2.4 million.
•On August 2, 2023, we entered into a $200.0 million at-the-market equity offering program (“ATM”).
Subsequent Events:
•On January 31, 2024, the Company sold one held-for-sale property in the Office segment for a sales price of $30.0 million, including the issuance of a $15.0 million, one-year promissory note in connection with the sale.

•On February 12, 2024, we exercised an option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to June 30, 2024.
Reconciliation of Net Loss to Same Store NOI
Total net loss for the years ended December 31, 2023 and December 31, 2022 was $605.1 million and $441.4 million, respectively. The following table reconciles net loss to Same Store NOI for the years ended December 31, 2023 and December 31, 2022, (dollars in thousands):

	Year Ended December 31,
	2023	2022
Reconciliation of Net Loss to Same Store NOI
Net loss	$(605,102)	$(441,382)
General and administrative expenses	42,962	38,995
Corporate operating expenses to related parties	1,154	1,349
Real estate impairment provision	409,512	127,577
Goodwill impairment provision	16,031	135,270
Depreciation and amortization	112,204	190,745
Interest expense	65,623	84,816
Debt breakage costs	—	13,249
Other (income) expense, net	(13,111)	943
Net loss from investment in unconsolidated entity	176,767	9,993
(Gain) loss from disposition of assets	(29,164)	139,280
Transaction expenses	24,982	22,386
Total NOI	$201,858	$323,221
Same Store Adjustments:
Recently acquired properties	—	—
Recently disposed properties	(8,922)	(123,899)
Total Same Store NOI	$192,936	$199,322
Same Store Analysis
Comparison of the Years Ended December 31, 2023 and December 31, 2022
For the year ended December 31, 2023, our “Same Store” portfolio consisted of 71 properties, encompassing approximately 17.9 million square feet, with an acquisition value of $3.0 billion and Annualized Base Rent as of December 31, 2023 of $196.7 million. Our Same Store portfolio includes properties which were held for a full period for all periods presented. The following table provides a comparative summary of the results of operations for the 71 properties for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/ (Decrease)	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$56,951	$56,467	$484	1%
Industrial operating expenses	(7,622)	(7,517)	(105)	1%
Industrial NOI	49,329	48,950	379	1%

Office Same Store NOI
Total Office revenues	134,214	139,112	(4,898)	(4)%
Office operating expenses	(22,244)	(20,861)	(1,383)	7%
Office NOI	111,970	118,251	(6,281)	(5)%

Other Same Store NOI
Total Other revenues	48,733	46,245	2,488	5%
Other operating expenses	(17,096)	(14,124)	(2,972)	21%
Other NOI	31,637	32,121	(484)	(2)%
Total Same Store NOI	$192,936	$199,322	$(6,386)	(3)%
NOI
Total Same Store NOI decreased by $6.4 million, or 3%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, consisting of:
An increase in Industrial segment Same Store NOI by $0.4 million, or 1%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, primarily due to new leasing activity at one property.
A decrease in Office segment Same Store NOI by $6.3 million, or 5%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily due to a $7.4 million decrease in termination income compared to prior year offset by approximately $1.2 million related to net leasing activity in 2023.
A decrease in Other segment Same Store NOI by $0.5 million, or 2%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily due to an increase of non-recoverable operating expenses at one property.
Portfolio Analysis
Comparison of the Years Ended December 31, 2023 and 2022.
For the years ended December 31, 2023 and 2022, the Company recorded a net loss of $605.1 million and $441.4 million. The following table reconciles net loss to NOI for the year ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/(Decrease)	Percentage Change
Reconciliation of Net (Loss) Income to NOI
Net (loss) income	$(605,102)	$(441,382)	$(163,720)	37%
General and administrative expenses	42,962	38,995	3,967	10%
Corporate operating expenses to related parties	1,154	1,349	(195)	(14)%
Real estate impairment provision	409,512	127,577	281,935	221%
Goodwill impairment provision	16,031	135,270	(119,239)	(88)%
Depreciation and amortization	112,204	190,745	(78,541)	(41)%
Interest expense	65,623	84,816	(19,193)	(23)%
Debt breakage costs	—	13,249	(13,249)	(100)%
Other (income) expense, net	(13,111)	943	(14,054)	(1490)%
Net loss from investment in unconsolidated entity	176,767	9,993	166,774	1669%
(Gain) loss from disposition of assets	(29,164)	139,280	(168,444)	(121)%
Transaction expenses	24,982	22,386	2,596	12%
Total NOI	$201,858	$323,221	$(121,363)	(38)%
The following table provides further detail regarding segment NOI for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2023	2022	Increase/Decrease	Percentage Change
Industrial NOI
Total Industrial revenues	$57,304	$61,347	$(4,043)	(7)%
Industrial operating expenses	(7,655)	(7,870)	215	(3)%
Industrial NOI	49,649	53,477	(3,828)	(7)%

Office NOI
Total Office revenues	142,734	297,110	(154,376)	(52)%
Office operating expenses	(24,295)	(66,143)	41,848	(63)%
Office NOI	118,439	230,967	(112,528)	(49)%

Other NOI
Total Other revenues	54,246	58,029	(3,783)	(7)%
Other operating expenses	(20,476)	(19,252)	(1,224)	6%
Other NOI	33,770	38,777	(5,007)	(13)%
Total NOI	$201,858	$323,221	$(121,363)	(38)%
NOI
Total NOI decreased by $121.4 million, or 38%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022, consisting of:
A decrease in Office segment NOI by $112.5 million, or 49%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily due to (i) the dispositions of 48 Office segment properties in 2022 and (ii) the disposition of five Office segment properties in 2023.

A decrease in Other segment NOI by $5.0 million, or 13% for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The decrease is primarily due to the sale of four Other segment properties in 2023.
A decrease in Industrial segment NOI by $3.8 million, or 7%, for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the sale of two Industrial segment properties in 2023 prior to the Listing.
General and Administrative Expenses
General and administrative expenses increased approximately $4.0 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to increases in employee severance expenses (including legal fees).
Corporate Operating Expense to Related Parties
Corporate operating expenses to related parties decreased approximately $0.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the amendments and subsequent termination of the Administrative Services Agreement in 2023, which reduced the total services provided.
Impairment Provision, Real Estate
Impairment provision, real estate increased approximately $281.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to the impairment of seventeen properties in 2023 compared to the impairment of eleven properties in 2022. The impairment of seventeen properties in 2023 was primarily related to changes to anticipated hold periods, estimated selling prices, and potential vacancies.
Impairment Provision, Goodwill
The Company recorded a $16.0 million goodwill impairment related to its Other reporting unit as of December 31, 2023, compared to a $135.3 million goodwill impairment related to its Office reporting unit in the year ended December 31, 2022. During the year ended December 31, 2023, the impairment resulted from a decline in fair value of the underlying properties within the Other reporting unit, particularly as we continue to execute on our strategic disposition plan under current market conditions.
Depreciation and Amortization
Depreciation and amortization decreased approximately $78.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 primarily due to (i) the sale of 48 Office segment properties 2022 and the sale of eleven total properties across all segments in 2023; (ii) accelerated amortization due to amended, naturally expiring and early terminated leases; and (iii) real estate impairments, which lowered the depreciable book bases of the impaired assets.
Interest Expense
Interest expense decreased approximately $19.2 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The primary reasons for the decrease related to the following activity: (i) in 2022, the payoff of approximately $1.0 billion of debt, consisting of two mortgage loans, the 2023 Term Loan, and the pay down of the Revolving Credit Facility; and (ii) in 2023, the payoff of approximately $441.3 million of debt, consisting two mortgage loans and the 2024 Term Loan; offset by (iii) a partial increase in interest expense related to the $400.0 million Revolving Loan, which was used to pay the 2024 Term Loan, and higher interest rates on unhedged variable debt in 2023.
Debt Breakage Costs
Debt breakage costs decreased approximately $13.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, which is entirely attributable to the prior year breakage costs for the early payoff of the Midland Mortgage Loan of $0.9 million and the Bank of America Loan of $12.3 million made in connection with the Office Portfolio Sale in 2022.

Net Loss from Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity increased approximately $166.8 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to the Company’s investment in the Office Joint Venture, which was formed in August 2022. In September 2023, the Company recorded an other-than-temporary impairment (“OTTI”) of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment balance. Subsequent to the OTTI, since the Company’s basis in the Office Joint Venture is zero, the Company no longer records any equity income or losses from the Office Joint Venture.
Net Gain (Loss) from Disposition of Assets
Gain from disposition of assets increased approximately $168.4 million for the year ended December 31, 2023 as compared to the year ended December 31, 2022. The increase is primarily due to the net gain of $29.2 million on the disposition of two Industrial segment properties, five Office segment properties, and four Other segment properties in 2023 compared to the net loss of $139.3 million on the sale of the 48 Office segment properties during the year ended December 31, 2022.
Transaction Expenses
Transaction expenses for the year ended December 31, 2023 were $24.9 million, which is an increase of approximately $2.6 million compared to the year ended December 31, 2022 primarily due to fees and expenses relating to the Listing, including banking, advisory, and listing fees.

Comparison of the Years Ended December 31, 2022 and 2021.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2022, filed with the SEC on March 24, 2023, for a discussion of the year ended December 31, 2022 compared to the year ended December 31, 2021.

Critical Accounting Estimates
We have established accounting estimates which conform to GAAP. The preparation of our consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. If our judgment or interpretation of the facts and circumstances relating to the various transactions had been different, it is possible that different estimates would have been applied, thus resulting in a different presentation of the financial statements. Additionally, other companies may use different estimates and assumptions that may impact the comparability of our financial condition and results of operations to those companies. For further discussion on our significant accounting policies and discussion of new accounting pronouncements, see Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K.
As we continue to execute on our strategic disposition plan, we have recorded impairments on several assets in our Office and Other segments, as well as impaired the goodwill related to the Other segment in the year ended December 31, 2023. As we navigate changing market conditions, we will continue to evaluate for property specific impairments relating to these segments and the potential for future goodwill impairment in the Other segment. As such, the following critical accounting estimates discussion reflects what we believe are the most significant estimates, assumptions, and judgments that have had or are reasonably likely to have a material impact on our financial condition or our results of operations.
Impairment of Real Estate and Related Intangible Assets and Liabilities
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, we assess the carrying values of real estate assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Recoverability of real estate assets requires estimates of future market and economic conditions impacting our strategic disposition plan, including assumptions related to estimated selling prices, anticipated hold periods, potential vacancies, capitalization rates, market rental income amounts subsequent to the expiration of current lease agreements, and property operating expenses. When real estate assets are not recoverable, we calculate an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. Fair value is determined through certain valuation techniques involving (i) discounted cash flow models applying significant assumptions related to market rent, terminal capitalization rates, and discount rates or (ii) estimated selling prices based on quoted market values and comparable property sales.
For the year ended December 31, 2023, we recorded an impairment provision related to seventeen properties, consisting of nine Office segment properties and eight Other segment properties. As part of our impairment analysis, we noted certain properties in both segments that had potential indicators of impairment, but the future undiscounted cash flows were sufficient to recover the carrying amount. Refer to Note 3, Real Estate, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
Impairment of Goodwill
We recorded goodwill as a result of the transaction that resulted in the internalization of PKST management in December 2018 (“Self-Administration Transaction”). The Company’s goodwill is assigned to each of the Company’s three reporting units, which are aligned with its three operating segments: Industrial, Office, and Other. We test goodwill for impairment on an annual basis for each reporting unit as of October 1st of each period, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. We perform a qualitative analysis to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each reporting unit. If an impairment exists, we recognize an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit. Under the quantitative assessment, we focus on the fair value of real estate assets and mortgage loans, as those comprise the significant components of fair value within each reporting unit. The analysis involves estimates around significant assumptions such as market rent, discount rates, terminal capitalization rates, and borrowing rates.
As a result of the qualitative and quantitative assessment as of October 1, 2023, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. The impairment resulted from a decline in fair value of certain underlying properties within the Other reporting unit, particularly as we continue to execute on our strategic disposition plan under current market conditions. Thus, the Company recorded a $16.0 million impairment of goodwill allocated to its Other reporting unit. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
As of December 31, 2023, the Company’s goodwill balance was $78.6 million, of which $68.4 million was allocated to the Industrial segment and $10.3 million was allocated to the Other segment. Refer to Note 14, Segment Reporting, for allocation of goodwill for each of the Company’s segments.

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
We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is defined as net income or loss computed in accordance with GAAP, excluding extraordinary items, as defined by GAAP, and gains and losses from sales of depreciable real estate assets, adding back impairment write-downs of depreciable real estate assets, plus real estate related depreciation and amortization (excluding amortization of deferred financing costs and depreciation of non-real estate assets), and after adjustment for unconsolidated partnerships, joint ventures and preferred dividends. Because FFO calculations exclude such items as depreciation and amortization of depreciable real estate assets and gains and losses from sales of depreciable real estate assets (which can vary among owners of identical assets in similar conditions based on historical cost accounting and useful-life estimates), they facilitate comparisons of operating performance between periods and between other REITs. As a result, we believe that the use of FFO, together with the required GAAP presentations, provides a more complete understanding of our performance relative to our competitors and a more informed and appropriate basis on which to make decisions involving operating, financing, and investing activities. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.

Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of share-based compensation net, deferred rent, amortization of in-place lease valuation, acquisition or investment-related costs, financed termination fee, net of payments received, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions. FFO and AFFO have been revised to include amounts available to both common shareholders and limited partners for all periods presented.
AFFO is a measure used among our peer group. We also believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry. Further, we believe AFFO is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies.
Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and ability to sustain our current dividend level. More specifically, AFFO isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results or our future ability to pay or sustain dividends. By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities.
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to net income (loss) are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund the payment of dividends since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. The use of AFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan as noted above. FFO and AFFO should not be viewed as a more prominent measure of performance than net income (loss) and each should be reviewed in connection with GAAP measurements.
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

Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2023, 2022 and 2021 (in thousands, except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(605,102)	$(441,382)	$11,570
Adjustments:
Depreciation of building and improvements	72,273	113,191	125,388
Amortization of leasing costs and intangibles	40,318	77,926	84,598
Impairment provision, real estate	409,511	127,577	4,242
Equity interest of depreciation of building and improvements - unconsolidated entities	24,623	4,643	—
(Gain) Loss from disposition of assets, net	(29,164)	139,280	326
Company's share of loss on sale of unconsolidated entity	—	3,558	(8)
FFO	$(87,541)	$24,793	$226,116
Dividends to redeemable preferred shareholders	(2,375)	(10,063)	(9,698)
Preferred units redemption charge	(4,970)	—	—
FFO attributable to common shareholders and partners	$(94,886)	$14,730	$216,418
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and partners	$(94,886)	$14,730	$216,418
Adjustments:
Revenues in excess of cash received, net	(7,953)	(15,407)	(10,780)
Amortization of share-based compensation	10,063	9,573	7,470
Deferred rent - ground lease	1,724	1,951	2,064
Amortization of above/(below) market rent, net	(1,240)	(2,205)	(1,323)
Amortization of debt premium/(discount), net	419	409	409
Amortization of below tax benefit amortization	1,494	1,494	1,252
Amortization of deferred financing costs	3,632	3,544	3,184
Amortization of lease inducements	150	537	278
Company's share of amortization of deferred financing costs- unconsolidated entity	31,061	3,740	—
Amortization of ground leasehold interests	(389)	(372)	(350)
Loss on debt breakage costs — write-off of deferred financing costs	—	1,771	—
Company's share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	(2,207)	(257)	—
Unrealized loss (gain) on investments	17	195	(15)
Company's share of amortization of above/(below) market rent - unconsolidated entity	(532)	(58)	—
Employee separation expense	4,096	72	777
Write-off of reserve liability	—	—	(1,166)
Write-off of transaction costs	115	28	65
Transaction expenses	24,982	22,386	966
Impairment provision, goodwill	16,031	135,270	—
Debt breakage costs	—	13,249	—
Preferred unit redemption charge	4,970	—	—
Other income - proration adjustments for dispositions	(1,587)	—	—
Impairment provision, investment in unconsolidated entity	129,334	—	—
Write off of Company’s proportionate share of other comprehensive income - unconsolidated entity	(1,226)	—	—
AFFO available to common shareholders and partners	$118,068	$190,650	$219,249
FFO per share, basic and diluted	$(2.40)	$0.37	$5.71
AFFO per share, basic and diluted	$2.99	$4.81	$5.79

Weighted-average common shares outstanding - basic and diluted EPS	35,988,231	36,057,825	34,361,208
Weighted-average OP Units	3,472,770	3,537,654	3,537,654
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,461,001	39,595,479	37,898,862

NOI and Cash NOI
Net operating income is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in the earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss and termination income. Net operating income on a cash basis (“Cash NOI”) is net operating income adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. We believe that NOI and Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI and Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI and Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
Because NOI and Cash NOI exclude depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of NOI and Cash NOI as measures of our performance is limited. Therefore, NOI and Cash NOI should not be considered as alternatives to net (loss) income, as computed in accordance with GAAP. NOI and Cash NOI may not be comparable to similarly titled measures of other companies.
Our calculation of each of NOI and Cash NOI is presented in the following table for the year ended December 31, 2023, 2022 and 2021 (dollars in thousands):

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(605,102)	$(441,382)	$11,570
General and administrative expenses	42,962	38,995	39,051
Corporate operating expenses to affiliates	1,154	1,349	2,520
Impairment provision, real estate	409,512	127,577	4,242
Impairment provision, goodwill	16,031	135,270	—
Depreciation and amortization	112,204	190,745	209,638
Interest expense	65,623	84,816	85,087
Debt breakage costs	—	13,249	—
Other expense (income), net	(13,111)	943	(93)
Loss (income) from investment in unconsolidated entities	176,767	9,993	(8)
Loss (gain) from disposition of assets	(29,164)	139,280	326
Transaction expense	24,982	22,386	966
Total NOI	$201,858	$323,221	$353,299

	Year Ended December 31,
	2023	2022	2021
Cash NOI Adjustments
Industrial:
Industrial NOI	$49,649	$53,477	$52,125
Straight-line rents	(344)	(1,018)	(1,700)
Amortization of acquired lease intangibles	(384)	(369)	(345)
Deferred termination income	(24)	(39)	—
Industrial Cash NOI	48,897	52,051	50,080

Office:
Office NOI	118,439	230,967	260,255
Straight-line rents	(9,046)	(12,207)	(12,171)
Amortization of acquired lease intangibles	(306)	(1,346)	(231)
Deferred ground lease	1,739	1,945	2,066
Other intangible amortization	1,494	1,495	1,252
Inducement amortization	150	537	278
Office Cash NOI	112,470	221,391	251,449

Other NOI	33,770	38,777	40,919
Straight-line rents	1,461	634	313
Amortization of acquired lease intangibles	(549)	(489)	(749)
Deferred termination income	—	(2,779)	2,779
Deferred ground lease	(15)	5	(3)
Other Cash NOI	34,667	36,148	43,259
Total Cash NOI	$196,034	$309,590	$344,788

Liquidity and Capital Resources
Overview
Property rental income is our primary source of operating cash flow and is dependent on a number of factors including occupancy levels and rental rates, as well as the ability and willingness of our tenants’ to pay rent. Our assets provide a relatively consistent level of cash flow that enables us to pay operating expenses, dividends to shareholders, and for the payment of debt service on our outstanding indebtedness, including repayment of our KeyBank Loans (as defined below) and property-secured mortgage loans. Generally, we anticipate that cash needs will be met from cash on hand, funds from operations, our existing Credit Facility, or other financings. We anticipate these funds will be adequate to fund our business operations, debt amortization, capital expenditures, dividends and other requirements both in the short-term and long-term.
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. During the year ended December 31, 2023, we did not sell shares under the ATM program.
Financing Activities
AIG Debt Amendment
The Company’s subsidiaries previously entered into the AIG loans with AIG. All of the mortgaged properties under the AIG Loans constitute Other segment properties of the Company. On December 22, 2023, the Company and AIG entered into an agreement that is intended to facilitate the disposition of the mortgaged properties under the AIG Loans, without regard to the original release prices, and support the repayment of both AIG Loans. The agreement did not result in any changes to the loan amounts, interest rate or term.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), and the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”)), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of (i) a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Company has drawn $400 million (the “Revolving Loan”), maturing on March 30, 2024 (with two extension options to January 31, 2026, subject to the satisfaction of certain customary conditions, the first of which the Company exercised subsequent to year-end as described below), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) and, together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of December 31, 2023, the available undrawn capacity under the Revolving Credit Facility was $159.1 million.
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
•no greater than 20% of the aggregate pool value may be contributed by Pool Properties which are under development or assets under renovation; and
•the minimum aggregate leasing percentage of all Pool Properties must be no less than 90%.
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
•a minimum consolidated tangible net worth of not less than the sum of (i) $1,000,000,000.00, plus (ii) (A) seventy-five percent (75%) of the net proceeds (gross proceeds less reasonable and customary costs of sale and issuance paid to persons not affiliates of any credit party) received by the Company or the Operating Partnership at any time from the issuance of shares (whether common, preferred or otherwise), after the effective date of the Seventh Amendment, plus (B) seventy-five percent (75%) of the amount of OP Units of the Operating Partnership issued after the effective date of the Seventh Amendment, minus (iii) seventy-five percent (75%) of the amount of any payments that are used to redeem shares (whether common, preferred or otherwise) of the Company or the Operating Partnership or to redeem OP Units after the effective date of the Seventh Amendment, minus (iv) any amounts paid for the redemption or retirement of, or any accrued return on, the preferred equity held by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13 (H) (the “Preferred Holder”);
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
As of December 31, 2023, the Revolving Loan Maturity Date was March 30, 2024. On February 12, 2024, the Company exercised an option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to June 30, 2024.

Derivative Instruments
As discussed in Note 6, Interest Rate Contracts, to the consolidated financial statements, we entered into interest rate swap agreements (collectively, “Interest Rate Swaps”) to hedge the variable cash flows associated with variable-rate debt, including our Second Amended and Restated Credit Agreement. The effective portion of changes in the fair value of the Interest Rate Swaps designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. The Interest Rate Swaps were used to hedge the variable cash flows associated with existing variable-rate debt and forecasted issuances of debt. The ineffective portion of the change in the fair value of the Interest Rate Swaps is recognized directly in earnings.
The following table sets forth a summary of the Interest Rate Swaps at December 31, 2023 and December 31, 2022 (dollars in thousands):

				Fair Value (1)		Current Notional Amount
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2023	2022	2023	2022
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$7,891	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	5,250	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	3,915	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,924	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,331	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	2,327	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	2,304	3,408	100,000	100,000
Total				$26,942	$41,404	$750,000	$750,000
(1) We record all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly, there are no offsetting amounts that net assets against liabilities. As of December 31, 2023, derivatives that were in an asset or/liability position are included in the line item “Other assets or Interest rate swap liability,” respectively, in the consolidated balance sheets at fair value.
Common Equity
Distribution Reinvestment Plan
Prior to the Listing, the Company had adopted a distribution reinvestment plan (the “DRP”). On July 17, 2020, we filed a registration statement on Form S-3 (the “DRP Registration Statement”) for the registration of up to $100 million in common shares pursuant to the DRP. On October 1, 2021, we announced a suspension of our DRP, effective October 11, 2021. As of December 31, 2023, we had sold 3,946,642 common shares for approximately $341.1 million under our DRP Offering. On April 26, 2023, the Board approved a termination of the DRP, effective May 15, 2023. On May 22, 2023, we filed a post-effective amendment to the DRP Registration Statement to deregister all of the common shares registered for sale that were not sold pursuant to the DRP Registration Statement.
Share Redemption Program
Prior to the Listing, the Company had adopted a share redemption program (“SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP, during any calendar year, with respect to each share class, the Company was permitted to redeem no more than 5% of the weighted average number of shares of such class outstanding during the prior calendar year. Under the SRP the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. During the year ended December 31, 2023, the Company redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.

Perpetual Convertible Preferred Shares
Prior to the Listing, the Company redeemed the only preferred shares being the 5,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Shares (the “Series A Preferred Shares”) held by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (the “Preferred Holder”) in exchange for a redemption payment of $125.0 million, plus accumulated and unpaid dividends of $2.4 million (the “Preferred Redemption”).
The Preferred Holder initially purchased the 5,000,000 Series A Preferred Shares at a price of $25.00 per share pursuant to that certain purchase agreement (the “Purchase Agreement”) that our Predecessor entered into on August 8, 2018 with the Preferred Holder (acting through Kookmin Bank as trustee) and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Preferred Holder.
On April 10, 2023, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with the Preferred Holder and Shinhan Asset Management Co., Ltd.
Pursuant to the Redemption Agreement, the Company effectuated the Preferred Redemption in accordance with the Articles Supplementary filed by the Company on April 30, 2019 (the “Articles Supplementary”). The Preferred Holder agreed to waive the Redemption Fee (as defined in the Articles Supplementary) in the amount of $1.9 million and any other payments in connection with the Series A Preferred Shares. The Redemption Agreement also terminated the Purchase Agreement, and provided that any rights and privileges afforded to the Preferred Holder under the Purchase Agreement were terminated and canceled and of no further force or effect, and no party to the Purchase Agreement has any further obligations thereunder.
Additionally, the Company had $5.0 million of capitalized offering costs related to the initial issuance of the Series A Preferred Shares, which were previously recorded to equity and were written off during the year as a non-cash expense to preferred units redemption charge on the statement of operations.
During the year ended December 31, 2023, the Company paid dividends in quarterly arrears at a rate of $2.4 million. As of December 31, 2023, no further dividends to the holders of the Series A Preferred Shares were due in light of the Preferred Redemption.
Other Potential Future Sources of Capital
Other potential future sources of capital include proceeds from potential private or public offerings of our shares or OP Units, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate transaction, proceeds from the sale of properties and undistributed funds from operations, and entering into joint venture arrangements to invest in assets. If necessary, we may use financings or other sources of capital in the event of unforeseen significant capital expenditures. To the extent we are not able to secure additional financing in the form of a credit facility or other third party source of liquidity, we will be heavily dependent upon our current financing and income from operations.
Liquidity Requirements
Our principal liquidity needs for the next 12 months and in the longer term are to fund:
•normal operating expenses;
•payment of debt service on outstanding indebtedness; including any maturing debt that we may be unable to refinance on attractive terms or at all;
•capital expenditures, including tenant improvements and leasing costs;
•dividends to common shareholders, and distributions to holders of OP Units; and
•possible acquisition of, or investment in, assets.
We expect to meet our long-term liquidity requirements through various sources of capital as described above. The success of our business strategy will depend, to a significant degree, on our ability to access these various capital sources.

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
Cash Requirements
The Company’s material cash requirements as of December 31, 2023 including the following contractual obligations are as follows (in thousands):

	Payments Due During the Years Ending December 31,
	2024	Thereafter	Total
Outstanding debt obligations (1)	$34,181	$1,407,364	$1,441,545
Interest on outstanding debt obligations (2)	85,882	143,702	229,584
Ground lease obligations	2,294	260,822	263,116
Total(3)	$122,357	$1,811,888	$1,934,245
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at December 31, 2023. Projected interest payments on the Credit Facility and Term Loan are based on the contractual interest rates in effect at December 31, 2023.
Capital Expenditures and Tenant Improvement Commitments
As of December 31, 2023, we had aggregate remaining contractual commitments for repositioning, capital expenditure projects, leasing commitments and tenant improvements of approximately $15.7 million.
Summary of Cash Flows
We expect to meet our short-term operating liquidity requirements with operating cash flows generated from our properties and draws from our Revolving Credit Facility.
Comparison of the cash flow activity for the year ended December 31, 2023 to December 31, 2022 is as follows (in thousands):

	Year Ended December 31,
	2023	2022	Change
Net cash provided by operating activities	$89,152	$152,676	$(63,524)
Net cash provided by investing activities	$308,555	$1,098,343	$(789,788)
Net cash used in financing activities	$(234,641)	$(1,199,215)	$964,574
Cash and cash equivalents and restricted cash were $401.0 million and $237.9 million, respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of acquisitions of and/or other investments in properties. During the year ended December 31, 2023, we generated $89.2 million in cash from operating activities compared to $152.7 million for the year ended December 31, 2022. The decrease in cash from operating activities for the year ended December 31, 2023 compared to the year ended December 31, 2022 was primarily due to the reduction in operating cash flow from the disposition of 59 properties in 2022 and 2023.
Investing Activities. Cash provided by investing activities for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	Increase (decrease)
Net cash provided by investing activities:
Proceeds from disposition of properties	$325,160	$1,120,803	$(795,643)
Sale of investment in unconsolidated entities	—	31,000	(31,000)
Total sources of cash provided by investing activities	$325,160	$1,151,803	$(826,643)
Uses of cash for investing activities:
Restricted reserves	$—	$(266)	$266
Payments for construction in progress	(16,323)	(17,494)	1,171
Purchase of investment in unconsolidated entities	—	(34,558)	34,558
Purchase of investments	(282)	(1,142)	860
Total sources of cash (used in) provided by investing activities	$(16,605)	$(53,460)	$36,855
Net cash (used in) provided by investing activities	$308,555	$1,098,343	$(789,788)
Financing Activities. Cash used in financing activities for the years ended December 31, 2023 and 2022 consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	Increase (decrease)
Sources of cash provided by financing activities:
Proceeds from borrowings - Revolving Loan	$400,000	$—	$400,000
Total sources of cash provided by financing activities	$400,000	$—	$400,000
Uses of cash (used in) provided by financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	$(41,283)	$(469,777)	$428,494
Principal pay down of indebtedness - Revolving Loan	—	(373,500)	373,500
Principal payoff of indebtedness - Term Loan	(400,000)	(200,000)	(200,000)
Principal amortization payments on secured indebtedness	(6,973)	(8,736)	1,763
Repurchase of common shares to satisfy employee tax withholding requirements	(2,625)	(3,189)	564
Redemption of preferred units	(125,000)	—	(125,000)
Repurchase of common shares	(4,443)	(5,617)	1,174
Dividends to common shareholders	(40,807)	(114,110)	73,303
Dividends paid on preferred units subject to redemption	(4,891)	(10,063)	5,172
Dividends to noncontrolling interests	(3,974)	(11,136)	7,162
Deferred financing costs	(3,530)	(2,724)	(806)
Offering costs	(796)	(43)	(753)
Financing lease payment	(319)	(320)	1
Total sources of cash (used in) provided by financing activities	$(634,641)	$(1,199,215)	$564,574
Net cash (used in) provided by financing activities	$(234,641)	$(1,199,215)	$964,574
Dividends
Dividends will be authorized at the discretion of our Board and be paid to our shareholders as of the record date selected by our Board. We expect to pay dividends on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. The funds we receive from operations that are available to pay dividends may be affected by a number of factors, including the following:
•our operating and interest expenses;
•our ability to sell properties;
•our ability to keep our properties occupied;
•our ability to maintain or increase rental rates;

•tenant improvements and capital expenditures;
•the issuance of additional shares; and
•financings, refinancings, debt repayment and limitations on dividends under our KeyBank Loans, property secured mortgages, or other debt.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk to which we believe we may be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt, which may result from factors that are beyond our control. Our current indebtedness consists of the KeyBank loans and other loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K. These instruments were not entered into for trading purposes.
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
As of December 31, 2023, our debt consisted of approximately $1.2 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $5.6 million). As of December 31, 2022, our debt consisted of approximately $1.3 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.4 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2023, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.
The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent accounting firm, as stated in its report, which is included herein.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” each term as defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
We expect to file a definitive proxy statement for our 2024 Annual Meeting of Shareholders (the “2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K and is incorporated by reference to the 2024 Proxy Statement. Only those sections of the 2024 Proxy Statement that specifically address the items required to be set forth herein are incorporated by reference.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed within 120 days after the end of the year ended December 31, 2023.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2023.

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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2023 (and are numbered in accordance with Item 601 of Regulation S-K).

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

3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
3.3	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686
3.4	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
4.1*	Description of Securities
10.1+*	Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan
10.2
Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2023, SEC File No. 000-55605

10.3	Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 2019, SEC File No. 000-55605
10.4
First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2020, SEC File No. 000-55605

10.5
Second Amendment to Second Amended and Restated Credit Agreement dated December 18, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.6
Third Amendment to Second Amendment and Restated Credit Agreement dated July 14, 2021, by and among Griffin Realty Trust, GRT OP, L.P., and the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 16, 2021, SEC File No. 000-555605

10.7
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2022, SEC File No. 000-555605

10.8
Fifth Amendment to Second Amended and Restated Credit Agreement dated September 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2022, SEC File No. 000-55605

10.9
Sixth Amendment to Second Amended and Restated Credit Agreement dated November 30, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 5, 2022, SEC File No. 000-55605

10.10
Seventh Amendment to Second Amended and Restated Credit Agreement dated November March 21, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2023, SEC File No. 000-55605

10.11	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.12	2026 Term Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.7 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.13
Second Amended and Restated Revolving Note payable to KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.8 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605

10.14	Schedule of Omitted Documents for KeyBank Loan, incorporated by reference to Exhibit 10.10 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.15
2025 Term Note payable to KeyBank, National Association dated December 18, 2020, incorporated by reference to Exhibit 10.2 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.16	Schedule of Omitted Documents for New $400M 5-Year Term Loan, incorporated by reference to Exhibit 10.3 the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605
10.17
Amended and Restated Registration Rights Agreement dated August 2, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., and Griffin Capital, LLC, incorporated by reference to Exhibit 10.14 to our Quarterly Report on Form 10-K, filed on November 9, 2023, SEC File No. 001-41686

10.18+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Michael J. Escalante, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.19+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Javier F. Bitar, incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.20+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer, incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.21*	Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Michael J. Escalante

10.22+*	Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Javier F. Bitar
10.23+*	Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer
10.24+
Form of Employment Agreement for Other Officers dated December 14, 2018, incorporated by reference to Exhibit 10.7 to our Predecessor’s Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-54377

10.25+
Form of One-Time Restricted Stock Unit (NEOs) dated March 25, 2021, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.26+
Form of One-Time Restricted Stock Unit Agreement (Employees) dated March 25, 2021, incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.27+
Form of One-Time Restricted Stock Unit Agreement (Director) dated March 25, 2021, incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.28+*	Form of Time-Based Restricted Stock Unit Agreement (NEOs) dated August 5, 2022
10.29+*	Form of Time-Based Restricted Stock Unit Agreement (Employees) dated August 5, 2022
10.30+*	Form of Time-Based Restricted Share Unit Agreement (NEOs) dated March 23, 2023
10.31+*	Form of Time-Based Restricted Stock Unit Agreement (Employees) dated March 23, 2023
10.32+*	Form of Restricted Share Award Agreement (Non-Employee Trustees) dated June 20, 2023
10.33+*	Form of Time-Based Restricted Stock Unit Agreement (NEOs) for 2024
10.34+*	Form of Time-Based Restricted Stock Unit Agreement (Employees) for 2024
10.35+
Separation and Consulting Agreement, dated as of June 22, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., Griffin Capital Real Estate Company, LLC and Scott Tausk, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 23, 2023, SEC File No. 001-41686

10.36+*	Separation Agreement, dated as of December 29, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., PKST Management Company, LLC and Louis K. Sohn
10.37
Redemption Agreement dated April 10, 2023, by and among Peakstone Realty Trust, SH Global Private Real Estate Trust No. 13(H) and Shinhan Asset Management Co., Ltd., incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 11, 2023, SEC File No. 000-55605

10.38
Sublease executed March 25, 2022, by and between Griffin Capital Company, LLC and Griffin Realty Trust, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.39
Purchase and Sale Agreement dated August 26, 2022, by and between the Office Buyers and the GRT Sellers, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on September 1, 2022, SEC File No. 000-55605

10.40
Joint Venture and Limited Liability Company Agreement of NVO Promote LLC, dated August 26, 2022, by and between GRT VAO OP, LLC and RVMC Capital LLC, incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, filed on September 1, 2022, SEC File No. 000-55605

10.41*	Form of Indemnification Agreement
14.1*	Code of Business Conducts and Ethics
21.1*	Subsidiaries of Peakstone Realty Trust
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recovery of Erroneously Awarded Compensation

101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 22, 2024.

PEAKSTONE REALTY TRUST

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Trustee (Principal Executive Officer)	February 22, 2024
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 22, 2024
Javier F. Bitar

/s/ Bryan K. Yamasawa	Chief Accounting Officer (Principal Accounting Officer)	February 22, 2024
Bryan K. Yamasawa

/s/ Casey Wold	Executive Chairman and Chairman of the Board of Trustees	February 22, 2024
Casey Wold

/s/ Gregory M. Cazel	Independent Trustee	February 22, 2024
Gregory M. Cazel

/s/Carrie DeWees	Independent Trustee	February 22, 2024
Carrie DeWees

/s/ Samuel Tang	Independent Trustee	February 22, 2024
Samuel Tang

PEAKSTONE REALTY TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Peakstone Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peakstone Realty Trust (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of real estate
Description of the Matter
As of December 31, 2023, the Company’s carrying value of real estate was $2.1 billion. As discussed in Note 2 of the consolidated financial statements, the Company assesses the carrying values of its real estate assets whenever events or changes in circumstances indicate that the carrying amounts of real estate assets may not be fully recoverable. Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. When the carrying amounts of the real estate assets are not recoverable based on the undiscounted cash flows, the Company will calculate an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. There were $409.5 million of impairment charges related to real estate recognized during the year ended December 31, 2023.
Auditing the Company’s evaluation of whether its real estate assets are impaired was complex and involved a high degree of subjectivity in management’s assumptions in estimating future cash flows as estimates and judgments underlying the determination of recoverability and fair value were based on assumptions about future market and economic conditions. Where indicators of impairment exist, the estimation required in the undiscounted future cash flows includes future market rental income amounts subsequent to the expiration of current lease agreements, property operating expenses, capitalization rates, the number of months it takes to re-lease the property, and the number of years the property is held for investment. When a property is determined to be not recoverable, the estimation required in the fair value determination includes additional assumptions around discount rate, comparable property sales, and concluded fair value per square foot.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of controls over asset impairment, including management’s review of the reasonableness of the assumptions used in the analysis.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the Company’s properties for impairment indicators based on indicators under ASC 360. For real estate properties with identified indicators of impairment, we performed audit procedures, that included, among others, testing the key assumptions used by the Company in its projection of the undiscounted future cash flows, and estimated fair value of real estate assets that were impaired. With the assistance of our valuation specialists, we compared the key assumptions used by management to observable industry information to assess whether the assumptions were market supported. As part of our evaluation, we also performed sensitivity analyses on key assumptions, to assess whether changes to certain assumptions would result in a materially different outcome and assessed the historical accuracy of management’s estimates.
In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s impairment analysis. We also assessed information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

Valuation of Goodwill – Other Reporting Unit
Description of the Matter
The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. To estimate the fair value, management computes the estimated fair value through a discounted cash flow analysis to assess whether an impairment to the reporting unit exists, and if so, the amount of impairment. The evaluation is performed on an annual basis, or more frequently if a triggering event is identified. The goodwill balance was $78.6 million as of December 31, 2023, of which $10.3 million was allocated to the Other reporting unit.
As a result of the qualitative and quantitative assessment as of October 1, 2023, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount, due in large part to the decline in fair value of the underlying properties within the Other reporting unit. The Company estimated the fair value of the Other reporting unit using the discounted cash flow method and it resulted in the recording of a goodwill impairment provision of $16.0 million. The determination of the fair value of the reporting unit requires management to make significant estimates and assumptions related to market rent, terminal capitalization rates, discount rates, and borrowing rates.
Auditing the Company’s goodwill impairment assessment is complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting units. In particular, the estimated fair value is sensitive to the significant assumptions including market rent, terminal capitalization rates, discount rates, and borrowing rates, which are affected by expectations about future market or economic conditions. A high degree of audit judgment and an increased extent of effort, including the need to involve our fair value specialists, was required.

How We Addressed the Matter in Our Audit
We tested controls over management’s goodwill impairment assessment, including those related to the determination of the estimated fair value of the Other reporting unit. This included controls related to management’s review of the reasonableness of the significant assumptions used in the analysis.
To test the annual evaluation of goodwill and the measurement of the recorded Other reporting unit goodwill impairment, among other procedures, we evaluated the valuation methodologies used by the Company, tested the completeness and accuracy of the underlying data used to develop the forecast and tested the carrying value of the reporting units. We compared the significant assumptions to current industry and economic trends and market data. With the assistance of our valuation specialists, we evaluated certain of the significant assumptions, including the discount rate and terminal capitalization rate. We also assessed the reasonableness of the implied discount computed from the market capitalization reconciliation.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Los Angeles, California
February 22, 2024

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Peakstone Realty Trust
Opinion on Internal Control Over Financial Reporting
We have audited Peakstone Realty Trust’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peakstone Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”) and our report dated February 22, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Los Angeles, California
February 22, 2024

PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2023	2022
ASSETS
Cash and cash equivalents	$391,802	$233,180
Restricted cash	9,208	4,764
Real estate:
Land	231,175	327,408
Building and improvements	1,968,314	2,631,965
Tenant origination and absorption cost	402,251	535,889
Construction in progress	8,371	1,994
Total real estate	2,610,111	3,497,256
Less: accumulated depreciation and amortization	(550,552)	(644,639)
Total real estate, net	2,059,559	2,852,617
Investments in unconsolidated entity	—	178,647
Intangible assets, net	29,690	33,861
Deferred rent receivable	63,272	79,572
Deferred leasing costs, net	19,112	26,507
Goodwill	78,647	94,678
Right of use assets	33,736	35,453
Interest rate swap asset	26,942	41,404
Other assets	27,446	31,877
Real estate assets and other assets held for sale, net	50,211	20,816
Total assets	$2,789,625	$3,633,376
LIABILITIES AND EQUITY
Debt, net	$1,435,923	$1,485,402
Distributions payable	8,344	12,402
Due to related parties	573	1,458
Intangible liabilities, net	16,023	20,658
Lease liability	46,281	46,519
Accrued expenses and other liabilities	78,229	80,802
Liabilities of real estate assets held for sale	539	—
Total liabilities	1,585,912	1,647,241
Commitments and contingencies (Note 13)
Perpetual convertible preferred shares	—	125,000
Noncontrolling interests subject to redemption; zero and 61,788 units as of December 31, 2023 and December 31, 2022, respectively	—	3,812
Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 36,304,145 and 35,999,898 shares outstanding in the aggregate as of December 31, 2023 and December 31, 2022, respectively	36	36
Additional paid-in-capital	2,990,085	2,948,600
Cumulative distributions	(1,076,000)	(1,036,678)
Accumulated earnings	(827,854)	(269,926)
Accumulated other comprehensive income	25,817	40,636
Total shareholders’ equity	1,112,084	1,682,668
Noncontrolling interests	91,629	174,655
Total equity	1,203,713	1,857,323
Total liabilities and equity	$2,789,625	$3,633,376
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Rental income	$254,284	$416,485	$459,872
Expenses:
Property operating expense	29,090	52,451	61,259
Property tax expense	21,523	37,317	41,248
Property management fees	1,813	3,496	4,066
General and administrative expenses	42,962	38,995	39,051
Corporate operating expenses to related parties	1,154	1,349	2,520
Real estate impairment provision	409,512	127,577	4,242
Depreciation and amortization	112,204	190,745	209,638
Total expenses	618,258	451,930	362,024
Income before other income (expenses)	(363,974)	(35,445)	97,848
Other income (expenses):
Interest expense	(65,623)	(84,816)	(85,087)
Debt breakage costs	—	(13,249)	—
Other income (expense), net	13,111	(943)	93
Net loss from investment in unconsolidated entity	(176,767)	(9,993)	8
Net gain (loss) from disposition of assets	29,164	(139,280)	(326)
Goodwill impairment provision	(16,031)	(135,270)	—
Transaction expenses	(24,982)	(22,386)	(966)
Net (loss) income	(605,102)	(441,382)	11,570
Distributions to redeemable preferred shareholders	(2,375)	(10,063)	(9,698)
Preferred units redemption	(4,970)	—	—
Net (income) loss attributable to noncontrolling interests	54,555	39,714	(66)
Net income (loss) attributable to controlling interest	(557,892)	(411,731)	1,806
Distributions to redeemable noncontrolling interests attributable to common shareholders	(36)	(178)	(177)
Net (loss) income attributable to common shareholders	$(557,928)	$(411,909)	$1,629
Net (loss) income attributable to common shareholders per share, basic and diluted	$(15.50)	$(11.41)	$0.04
Weighted average number of common shares outstanding - basic and diluted	35,988,231	36,057,825	34,361,208
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(605,102)	$(441,382)	$11,570
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	(1,880)	1,880	—
Change in fair value of swap agreements	(14,335)	63,182	32,449
Total comprehensive (loss) income	(621,317)	(376,320)	44,019
Distributions to redeemable preferred shareholders	(2,375)	(10,063)	(9,698)
Preferred units redemption charge	(4,970)	—	—
Distributions to redeemable noncontrolling interests attributable to common shareholders	(36)	(178)	(177)
Comprehensive loss (income) attributable to noncontrolling interests	55,951	33,996	(3,222)
Comprehensive (loss) income attributable to common shareholders	$(572,747)	$(352,565)	$30,922

See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amount

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2020	25,591,187	$26	$2,103,235	$(813,892)	$140,354	$(48,001)	$1,381,722	$226,550	$1,608,272
Deferred equity compensation	96,528	—	8,889	—	—	—	8,889	—	8,889
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(35,200)	—	(2,875)	—	—	—	(2,875)	—	(2,875)
Cash dividends to common shareholders	—	—	—	(88,262)	—	—	(88,262)	—	(88,262)
Issuance of shares for distribution reinvestment plan	282,361	—	22,885	(20,408)	—	—	2,477	—	2,477
Repurchase of common shares	(248,159)	—	(20,172)	—	—	—	(20,172)	—	(20,172)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	(159)	(159)
Reclass of common shares subject to redemption	—	—	2,037	—	—	—	2,037	—	2,037
Issuance of shares related to the CCIT II Merger	10,384,185	10	838,305	—	—	—	838,315	—	838,315
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,942)	(10,942)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(18)	(18)
Offering costs	—	—	(43)	—	—	—	(43)	—	(43)
Net income	—	—	—	—	1,629	—	1,629	66	1,695
Other comprehensive income	—	—	—	—	—	29,293	29,293	3,156	32,449
Balance December 31, 2021	36,070,902	$36	$2,952,261	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
See accompanying notes.
PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2021	36,070,902	$36	$2,952,261	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Deferred equity compensation	125,176	—	9,573	—	—	—	9,573	—	9,573
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(46,448)	—	(3,189)	—	—	—	(3,189)	—	(3,189)
Cash dividends to common shareholders	—	—	—	(114,116)	—	—	(114,116)	—	(114,116)
Reversal of shares for distribution reinvestment plan	(2)	—	—	—	—	—	—	—	—
Repurchase of common shares	(149,730)	—	(9,999)	—	—	—	(9,999)	—	(9,999)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	957	957
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,942)	(10,942)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(17)	(17)
Offering costs	—	—	(46)	—	—	—	(46)	—	(46)
Offering costs on preferred units	—	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	(411,909)	—	(411,909)	(39,714)	(451,623)
Other comprehensive income	—	—	—	—	—	59,344	59,344	5,718	65,062
Balance December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	172,603	—	12,040	—	—	—	12,040	—	12,040
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(114,420)	—	(2,625)	—	—	—	(2,625)	—	(2,625)
Cash dividends to common shareholders	—	—	—	(39,322)	—	—	(39,322)	—	(39,322)
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Exchange of noncontrolling interests	316,948	—	27,169	—	—	—	27,169	(27,169)	—
Reclass of redeemable noncontrolling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,989)	(2,989)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(728)	(728)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Offering costs on preferred units	—	—	4,970	—	—	—	4,970	—	4,970
Net loss	—	—	—	—	(557,928)	—	(557,928)	(54,555)	(612,483)
Other comprehensive income	—	—	—	—	—	(14,819)	(14,819)	(1,396)	(16,215)
Balance December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating Activities:
Net loss	$(605,102)	$(441,382)	$11,570
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	72,273	113,191	125,388
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	41,425	79,049	85,502
Amortization of below market leases, net	(1,239)	(2,205)	(1,323)
Amortization of deferred financing costs and debt premium	4,049	5,724	3,593
Amortization of swap interest	126	126	126
Deferred rent	(6,229)	(13,350)	(8,718)
Write-off reserves	—	—	(1,166)
(Gain)/Loss from sale of depreciable operating properties	(29,164)	139,280	326
Gain on fair value of earn-out	—	—	(65)
Loss (income) from investment in unconsolidated entities	176,767	10,979	(8)
Gain from investments	18	194	125
Impairment provision - real estate assets	409,512	127,577	4,242
Impairment provision - goodwill	16,031	135,270	—
Share-based compensation	12,041	9,574	7,469
Other income - proration adjustments for dispositions	(1,587)	—	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(5,282)	1,002	(13,938)
Restricted reserves	—	—	(490)
Accrued expenses and other liabilities	6,233	(11,664)	(8,003)
Due to related parties, net	(720)	(689)	349
Net cash provided by operating activities	89,152	152,676	204,979
Investing Activities:
Cash acquired in connection with the CCIT II Merger, net of acquisition costs	—	—	(36,746)
Proceeds from disposition of properties	325,160	1,120,803	22,408
Restricted reserves	—	(266)	1,078
Payments for construction in progress	(16,323)	(17,494)	(49,260)
Distributions of capital from investment in unconsolidated entities	—	—	42
Sale of investment in unconsolidated entities	—	31,000	—
Purchase of investment in unconsolidated entities	—	(34,558)	—
Purchase of investments	(282)	(1,142)	(332)
Net cash provided by (used in) investing activities	308,555	1,098,343	(62,810)
See accompanying notes.

	Year Ended December 31,
	2023	2022	2021
Financing Activities:
Proceeds from borrowings - Credit Facility	400,000	—	—
Proceeds from borrowings - Term Loan	—	—	400,000
Principal payoff of indebtedness - CCIT II Credit Facility	—	—	(415,500)
Principal payoff of secured indebtedness - Mortgage Debt	(41,283)	(469,777)	(1,292)
Principal pay down of indebtedness - Revolving Credit Facility	—	(373,500)	—
Principal payoff of indebtedness - Term Loan	(400,000)	(200,000)	—
Principal amortization payments on secured indebtedness	(6,973)	(8,736)	(9,786)
Deferred financing costs	(3,530)	(2,724)	(567)
Redemption of preferred units	(125,000)	—	—
Offering costs	(796)	(43)	(47)
Repurchase of common shares	(4,443)	(5,617)	(25,517)
Repurchase of common shares to satisfy employee tax withholding requirements	(2,625)	(3,189)	(2,874)
Dividends paid on preferred units subject to redemption	(4,891)	(10,063)	(9,542)
Distributions to noncontrolling interests	(3,974)	(11,136)	(11,134)
Distributions to common shareholders	(40,807)	(114,110)	(82,976)
Financing lease payment	(319)	(320)	(100)
Net cash used in financing activities	(234,641)	(1,199,215)	(159,335)
Net increase (decrease) in cash, cash equivalents and restricted cash	163,066	51,804	(17,166)
Cash, cash equivalents and restricted cash at the beginning of the period	237,944	186,140	203,306
Cash, cash equivalents and restricted cash at the end of the period	$401,010	$237,944	$186,140

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,154	$75,122	$80,958
Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$8,193	$9,678	$9,672
Distributions payable to noncontrolling interests	$724	$946	$946
Common shares issued pursuant to the distribution reinvestment plan	$—	$—	$22,886
Common share redemptions funded subsequent to period-end	$—	$4,383	$—
Exchange of noncontrolling interest to common stock	$27,169	$—	$—
Accrued for construction in progress	$1,183	$35	$1,114
Accrued tenant obligations	$551	$620	$10,123
Increase (decrease) in fair value swap agreement	$(14,335)	$63,182	$32,449
Decrease in stockholder servicing fee payable	$—	$(92)	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,358	$—
Net assets acquired in CCIT II Merger in exchange for common shares	$—	$—	$838,315
Capitalized transaction costs paid in prior period	$—	$—	$2,170
Contribution in Unconsolidated Joint Venture	$1,960	$—	$—
Note Payable in Unconsolidated Joint Venture	$(1,960)	$—	$—
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties located in diverse, strategic growth markets. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2023, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2023, the Company’s wholly-owned portfolio comprised 71 properties located in 24 states, which are reported across three segments: Industrial (19 properties), Office (35 properties), and Other (17 properties).

2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2023, 2022, and 2021.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership and its consolidated subsidiaries. Intercompany transactions are shown on the consolidated statements. if and to the extent required pursuant to GAAP. With the exception of the Office Joint Venture (defined below), each property-owning entity is a wholly-owned subsidiary which is a special purpose entity (“SPE”). If a property is separately financed (i.e., not part of the borrowing base under our credit facility or a collateralized loan pool), the income from such property generally is not available to satisfy the debts or obligations of any other entity.
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
The Company has determined that the Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participation rights. Furthermore, the Company is the primary

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
beneficiary of the Operating Partnership because the Company has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2023 and 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. Refer to Restricted Cash below for certain cash balances that meet the definition of restricted cash.
The Company maintains its cash accounts with major financial institutions. The cash balances consist of business checking accounts. These accounts are insured by the Federal Deposit Insurance Corporation up to $250,000 at each institution. The Company has not experienced any losses with respect to cash balances in excess of government provided insurance. Management believes there was no significant concentration of credit risk with respect to these cash balances as of December 31, 2023.
Restricted Cash
As required by certain lease provisions or certain lenders in conjunction with debt financing or transactions, the Company assumed or funded reserves as required by the applicable governing documents, which are included on the consolidated balance sheets as restricted cash. Additionally, an ongoing replacement reserve is funded by certain tenants pursuant to such tenants respective lease as follows:

	Balance as of December 31,
	2023	2022
Cash reserves	$7,200	$4,262
Restricted lockbox	2,008	502
Total	$9,208	$4,764
Real Estate Purchase Price Allocation
The Company applies the provisions in ASC 805-10, Business Combinations (“ASC 805-10”), to account for the acquisition of real estate, or real estate related assets, in which a lease, or other contract, is in place representing an active revenue stream, as an asset acquisition (or when applicable, a business combination). In accordance with the provisions of ASC 805-10 (on an asset acquisition), the Company recognizes the assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity at their relative fair values. The accounting provisions have also established that transaction costs associated with an asset acquisition are capitalized.
Acquired in-place leases are valued as above-market or below-market as of the date of acquisition. The valuation is measured based on the present value (using an interest rate, which reflects the risks associated with the leases acquired) of the difference between (a) the contractual amounts to be paid pursuant to the in-place leases and (b) management’s estimate of fair market lease rates for the corresponding in-place leases over a period equal to the remaining non-cancelable term of the lease for above-market leases, taking into consideration below-market extension options for below-market leases. In addition, renewal options are considered and will be included in the valuation of in-place leases if, in management’s judgment, (1) it is likely that the tenant will exercise the option, and (2) the renewal rent is considered to be sufficiently below a fair market rental rate at the time of renewal. The above-market and below-market lease values are capitalized as intangible lease assets or liabilities and amortized as an adjustment to rental income over the remaining terms of the respective leases.
The aggregate relative fair value of in-place leases includes direct costs associated with obtaining a new tenant, opportunity costs associated with lost rentals, which are avoided by acquiring an in-place lease, and tenant relationships. Direct costs associated with obtaining a new tenant include commissions, tenant improvements, and other direct costs, and are estimated using methods similar to those used in independent appraisals and management’s consideration of current market costs to execute a similar lease. These direct costs are considered intangible lease assets and are included with real estate assets

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
on the consolidated balance sheets. The intangible lease assets are amortized to expense over the remaining terms of the respective leases. The value of opportunity costs is calculated using the contractual amounts to be paid, including real estate taxes, insurance, and other operating expenses, pursuant to the in-place leases over a market lease-up period for a similar lease. Customer relationships are valued based on management’s evaluation of certain characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics management will consider in allocating these values include the nature and extent of the Company’s existing business relationships with tenants, growth prospects for developing new business with the tenant, the credit quality of the tenant, the lease guarantor and/or the parent entity, and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors. These intangibles will be included in intangible lease assets on the consolidated balance sheets and are amortized to expense over the remaining term of the respective leases.
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
Impairment of Real Estate and Related Intangible Assets and Liabilities
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, the Company assesses the carrying values of our real estate assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable.
Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. The estimation required in the undiscounted future cash flows includes estimates of future market and economic conditions impacting the Company's real estate assets, including assumptions related to estimated selling prices, anticipated hold periods, potential vacancies, capitalization rates, market rental income amounts subsequent to the expiration of current lease agreements, and property operating expenses.
When the carrying amounts of the real estate assets are not recoverable based on the undiscounted cash flows, the Company will calculate an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. Fair value is determined through certain valuation techniques involving (i) discounted cash flow models applying significant assumptions related to market rent, terminal capitalization rates, and discount rates or (ii) estimated selling prices based on quoted market values or comparable property sales. Refer to Note 3, Real Estate, for further details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Impairment of Goodwill
Goodwill arises from business combinations and represents the excess of the cost of an acquired entity over the net fair value amounts that were assigned to the identifiable assets acquired and the liabilities assumed. The Company recorded goodwill as a result of the transaction that resulted in the internalization of PKST management in December 2018 (“Self-Administration Transaction”). The Company’s goodwill was initially assigned to a single reporting unit as of the acquisition date of the Self-Administration Transaction. In the fourth quarter of 2022, the Company realigned its operating segments to Industrial, Office, and Other, which resulted in a change in the composition of its reporting units; therefore, the Company reassigned goodwill to the respective reporting units.
The Company’s goodwill has an indeterminate life and is not amortized. Goodwill is tested for impairment on an annual basis for each reporting unit as of October 1st of each period, or more frequently if events or changes in circumstances indicate that the asset is more likely than not impaired. The Company performs a qualitative analysis to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each reporting unit. If an impairment exists, the Company recognizes an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit.
Under the quantitative assessment, the Company determined that the fair value of real estate assets and mortgage loans are the significant components in determining the fair value for each reporting unit. The Company estimates the fair value of real estate assets using (i) discounted cash flow models applying significant assumptions related to market rent, terminal capitalization rates, and discount rates or (ii) estimated selling prices based on quoted market values or comparable property sales. The Company estimates the fair value of the mortgage loans in each reporting unit by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar terms and maturities. For the amounts within the consolidated financial statements for the remaining assets and liabilities, the Company determines whether those balances generally approximate fair value. For any corporate related amounts that are not specifically identifiable to any reporting unit, the Company allocates those amounts on a relative fair value basis using the specifically identified assets and liabilities.
As a result of the qualitative and quantitative assessment as of October 1, 2023, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. The impairment resulted from a decline in fair value of certain underlying properties within the Other reporting unit, particularly as we continue to execute on our strategic disposition plan under current market conditions. Thus, the Company recorded a $16.0 million impairment of goodwill allocated to its Other reporting unit.
As of December 31, 2023, the Company’s goodwill balance was $78.6 million, of which $68.4 million was allocated to the Industrial segment and $10.3 million was allocated to the Other segment. See Note 14, Segment Reporting, for allocation of goodwill for each of the Company’s segments.
Impairment of Investments in Unconsolidated Entities
If applicable, the Company performs a quarterly evaluation of its equity method investments in unconsolidated entities for a potential other-than-temporary impairment (“OTTI”). If the Company’s investment is other than temporarily impaired, it determines the fair value of its investment and records the impairment measured as the difference between its carrying amount and fair value. The impairment is recorded to net earnings or loss from investment in unconsolidated entities on the consolidated statement of operations. See Note 4, Investment in Unconsolidated Entities, for further details.
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
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Tenant reimbursement revenue, which is comprised of additional amounts collected from tenants for the recovery of certain operating expenses, including repair and maintenance, property taxes (excluding taxes charged to the owner but paid by a tenant directly to the taxing authority) and insurance, and capital expenditures, to the extent allowed pursuant to the lease (collectively, “Recoverable Expenses”), is recognized as revenue when the additional rent is due. Recoverable Expenses to be reimbursed by a tenant are determined based on the Company's estimate of the property's operating expenses for the year, pro-rated based on leased square footage of the property, and are collected in equal installments as additional rent from the tenant, pursuant to the terms of the lease. At the end of each quarter, the Company reconciles the amount of additional rent paid by the tenant during the quarter to the actual amount of the Recoverable Expenses incurred by the Company for the same period. As required by the applicable lease, the difference, if any, is either charged or credited to the tenant pursuant to the provisions of such lease. In certain instances, the lease may restrict the amount the Company can recover from the tenant, such as a cap on certain or all property operating expenses.
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
December 31, 2023
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
Derivative Instruments and Hedging Activities
ASC 815, Derivatives and Hedging (“ASC 815”) provides the disclosure requirements for derivatives and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how the entity accounts for derivative instruments and related hedged items, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Further, ASC 815 requires qualitative disclosures regarding the Company’s objectives and strategies for using derivatives, as well as quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of December 31, 2023, the Company satisfied the REIT requirements and distributed all of its taxable income.
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
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of outstanding common shares determined in the basic earnings per share computation plus the potential effect of any dilutive securities. For the years ended December 31, 2023 and December 2022, using the treasury stock method, OP Units and unvested time-based restricted share units were excluded from our calculation of weighted average common shares outstanding for the purposes of reporting diluted earnings per share, as the inclusion would have been anti-dilutive for those years. For the year ended December 31, 2021, using the treasury stock method, only unvested time-based restricted share units had an anti-dilutive effect and, as such, were excluded from our calculation of weighted common shares outstanding for the purposes of reporting diluted earnings per share. Total excluded shares were 3,609,178, 3,685,318, and 16,671 for the years ended December 31, 2023, 2022, and 2021, respectively.
Segment Information
The Company has three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment includes newer, high-quality office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. See Note 14, Segment Reporting, for details regarding each of the Company’s segments.
Unaudited Data
Any references to the number of buildings, square footage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the Company's independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).
Recently Issued Accounting Pronouncements

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
Adoption of New Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides temporary optional guidance that provides transition relief for reference rate reform, including optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. ASU 2020-04 was effective upon issuance, and the provisions generally can be applied prospectively as of January 1, 2020 through December 31, 2023. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. The Company has subsequently elected to apply additional expedients related to contract modifications, changes in critical terms, and updates to the designated hedged risk(s) as qualifying changes have been made to applicable debt and anticipate to be made to derivative contracts. Application of these expedients preserves the presentation of derivatives and debt contracts consistent with past presentation. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refines the scope of Topic 848 and clarifies some of its guidance. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848) to defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
On November 27, 2023, the FASB issued an ASU to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Compliance with these and certain other disclosure requirements will be required for our annual report on Form 10-K for the year 2024, and for subsequent quarterly and annual reports, with early adoption permitted. The Company continues to evaluate the impact of the guidance.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
3.    Real Estate
The following table summarizes the Company’s gross investment in real estate as of:

	December 31, 2023	December 31, 2022
Land	$231,175	$327,408
Building and improvements	1,968,314	2,631,965
Tenant origination and absorption cost	402,251	535,889
Construction in progress	8,371	1,994
Total real estate	$2,610,111	$3,497,256
Depreciation expense for buildings and improvements for the years ended December 31, 2023, 2022, and 2021 was $72.3 million, $113.2 million, and $125.4 million, respectively. Amortization expense for intangibles, including but not limited to, tenant origination and absorption costs for the years ended December 31, 2023, 2022, and 2021 was $39.9 million, $77.6 million, and $84.2 million respectively.
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the years ended December 31, 2023 and December 31, 2022, respectively.
Dispositions of Real Estate
For the year ended December 31, 2023, the Company sold eleven properties for gross disposition proceeds of approximately $335.9 million. The Company recognized a net gain of approximately $29.2 million, detailed in the table below:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Sale Date	Segment	Location	Gross Proceeds		Gain (Loss)
Three Months Ended March 31, 2023
January 6, 2023	Industrial	Irvine, CA	$40,000		$18,690
February 16, 2023	Industrial	Clinton, SC	19,300		7,109
March 2, 2023	Office	Herndon, VA	110,300		4,811
		Total	169,600		30,610

April 13, 2023	Listing Date

Three Months Ended June 30, 2023
May 9, 2023	Other	Lone Tree, CO	5,600		(275)
May 15, 2023	Office	Houston, TX	62,300		(5,024)
June 8, 2023	Other	Greenwood Village, CO	5,000		(5,228)
June 30, 2023	Office	Andover, MA	23,700		122
June 30, 2023	Office	Andover, MA	34,200		704
		Total	130,800		(9,701)

Three Months Ended September 30, 2023
August 16, 2023	Other	Rancho Cordova, CA	8,300		3,748
		Total	8,300		3,748

Three Months Ended December 31, 2023
December 15, 2023	Other	Houston, TX	5,825		2,014
December 20, 2023	Office	Tyler, TX	21,400	1	2,493
		Total	27,225		4,507
Total for the Year Ended December 31, 2023			$335,925		$29,164
(1)    The gross proceeds amount of $21.4 million is inclusive of a lease termination fee received in conjunction with the sale.
Real Estate Impairments
During the year ended December 31, 2023, in connection with the preparation and review of the financial statements, the Company recorded a real estate impairment provision of approximately $409.5 million on seventeen properties, consisting of nine Office segment properties for $208.3 million and eight Other segment properties for $201.2 million. The impaired properties are located in the Southwest, Northeast, Midwest, West, and Southeast regions of the United States. This impairment resulted from changes during the year related to anticipated hold periods, estimated selling prices and potential vacancies that impacted the recoverability of these assets. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
In-place lease valuation (above market)	$22,759	$28,619
In-place lease valuation (above market) - accumulated amortization	(16,616)	(19,799)
In-place lease valuation (above market), net	6,143	8,820

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(8,481)	(6,987)
Intangibles - other, net	23,547	25,041
Intangible assets, net	$29,690	$33,861

In-place lease valuation (below market)	$(42,534)	$(48,686)
Land leasehold interest (above market)	(3,072)	(3,072)
In-place lease valuation & land leasehold interest - accumulated amortization	29,770	31,358
Intangibles - other (above market)	(187)	(258)
Intangible liabilities, net	$(16,023)	$(20,658)

Tenant origination and absorption cost	$402,251	$535,889
Tenant origination and absorption cost - accumulated amortization	(221,786)	(282,383)
Tenant origination and absorption cost, net	$180,465	$253,506
The intangible assets are amortized over the remaining lease term of each property, which on a weighted-average basis, was approximately 6.5 years and 7.1 years as of December 31, 2023 and 2022, respectively. The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the Year Ended December 31,
	2023	2022	2021
Above and below market leases, net	$(1,239)	$(2,205)	$(1,323)
Tenant origination and absorption cost	$38,305	$73,172	$78,389
Ground leasehold amortization (below market)	$(388)	$(372)	$(349)
Other leasing costs amortization	$2,013	$4,754	$6,209

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, tenant origination and absorption costs, ground leasehold interest, and other leasing costs as of December 31, 2023 for the next five years:

Year	In-place lease valuation, net	Tenant origination and absorption costs	Ground leasehold interest	Other leasing costs
2024	$(1,169)	$29,107	$(318)	$2,230
2025	$(1,165)	$26,012	$(317)	$2,491
2026	$(1,073)	$24,872	$(317)	$2,442
2027	$(829)	$23,199	$(317)	$2,261
2028	$(644)	$19,657	$(318)	$2,126
Real Estate Held for Sale
As of December 31, 2023, two properties met the criteria for classification as held for sale as follows: (i) in our Other segment, one property located in Jefferson City, Missouri, where the tenant exercised its fixed-price purchase option to acquire the property; and (ii) in our Office segment, one property located in Johnston, Iowa, where an affiliate of the existing tenant agreed to purchase the asset (note that this sale closed subsequent to year-end, see Note 16, Subsequent Events, for further details).
The following summary presents the major components of assets and liabilities related to the real estate properties held for sale as of December 31, 2023:

ASSETS	As of December 31, 2023
Land	$10,091
Building and improvements	42,678
Tenant origination and absorption cost	11,519
Total real estate	64,288
Less: accumulated depreciation	(14,636)
Total real estate, net	49,652
Intangible assets, net	144
Deferred rent	407
Other assets, net	8
Total real estate and other assets held for sale	$50,211
LIABILITIES
Intangible liabilities, net	$21
Accrued expenses and other liabilities	518
Liabilities of real estate assets held for sale	$539

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the Companion JV Office Portfolio, comprised of a $142.1 million mortgage loan, having a maturity date of January 6, 2025 (subject to a one-year extension option), and an interest rate during the initial term of Term SOFR (1-month with a 4% interest rate cap on SOFR) + 4.50% (subject to a 0.25% increase during each extension term) (the “Companion Office JV Loan”, and together with the Initial Office JV Loans, the “Office JV Loans”).
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
The interests discussed above are deemed to be variable interests in variable interest entities (“VIE”) and based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company records the net earnings or losses on investment on a one quarter lag. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its initial contribution in the investments.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Impairment of Investment in Office Joint Venture
During the three months ended September 30, 2023, the Company recorded an OTTI of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment balance. The impairment resulted from a decline in the fair value of the investment primarily due to increased future loan extension risk impacting the Company’s expectations on the recoverability of the investment. The impairment was recorded to “Net loss from investment in unconsolidated entity” on the consolidated statement of operations. Subsequent to the write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023, the Company no longer records any equity income or losses.
Summary of Investment in Office Joint Venture
The table below summarizes the Company’s investment in the unconsolidated Office Joint Venture, which the Company determined is related to corporate activities and is excluded from its segment reporting:

Office Joint Venture
Investment in Office Joint Venture
Balance at December 31, 2022	$178,647
Contributions(1)	1,960
Shortfall Loan(1)	(1,960)
Company’s share of net loss(3)	(48,659)
Company’s share of other comprehensive loss	(654)
Impairment provision (2)	(129,334)
Balance at December 31, 2023	$—
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
(3)The Company’s share of net loss of $48.7 million relates to the Office Joint Ventures’s activity from September 1, 2022 through June 30, 2023 (reported as of September 30, 2023, due to the recording of the Office Joint Venture’s activity on a one quarter lag). Subsequent to the write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023, the Company no longer records any equity income or losses.
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	December 31, 2023(1)(3)	December 31, 2022 (2)
Assets
Real estate properties, net	$1,092,312	$981,354
Other assets	299,045	240,447
Total Assets	$1,391,357	$1,221,801

Liabilities
Mortgages payable, net	$1,067,005	$856,765
Other liabilities	92,919	52,018
Total Liabilities	$1,159,924	$908,783
(1)Amounts are as of September 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(3)Subsequent to the write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023, the Company no longer records any equity income or losses.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Year Ended December 31,
	2023 (1)	2022 (2)
Total revenues	$195,193	$16,500
Expenses:
Operating expenses	(67,438)	(5,550)
General and administrative	(7,210)	(500)
Depreciation and amortization	(68,829)	(9,476)
Interest expense	(190,350)	(15,735)
Other expenses, net	7,519	(387)
Total Expenses	(326,308)	(31,648)
Net Loss(3)	$(131,115)	$(15,148)

(1)Amounts represent the period of October 1, 2022 to September 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts represent the period of ownership from August 26, 2022 to September 30, 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(3)Subsequent to the write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023, the Company no longer records any equity income or losses.

5.      Debt
As of December 31, 2023 and 2022, the Company’s consolidated debt consisted of the following:

	December 31,		Contractual Interest Rate (1)		Loan Maturity (2)		Effective Interest Rate (3)
	2023	2022
Highway 94 Mortgage Loan	$11,709	$12,740	3.75%		August 2024		5.06%
Pepsi Bottling Ventures Loan	17,439	17,836	3.69%		October 2024		3.93%
AIG Loan II	119,953	122,328	4.15%		November 2025		5.06%
BOA II Loan	250,000	250,000	4.32%		May 2028		4.14%
AIG Loan	92,444	99,794	4.96%		February 2029		5.10%
HealthSpring Mortgage Loan	—	19,107	—%	(4)	—		—%
Samsonite Loan	—	17,998	—%	(5)	—		—%
Total Mortgage Debt	491,545	539,803
Revolving Loan	400,000	—	SOF Rate + 1.30%	(6)	January 2026	(8)	7.01%
2025 Term Loan	400,000	400,000	SOF Rate + 1.25%	(6)	December 2025		6.92%
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	(6)	April 2026		6.76%
2024 Term Loan	—	400,000	—%	(7)	—		—%
Total Debt	1,441,545	1,489,803
Unamortized Deferred Financing Costs and Discounts, net	(5,622)	(4,401)
Total Debt, net	$1,435,923	$1,485,402
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million the weighted average interest rate as of December 31, 2023 was 4.16% for both the Company’s fixed-rate and variable-rate debt combined and 3.73% for the Company’s fixed-rate debt only.
(2)Reflects the loan maturity as of December 31, 2023.
(3)Reflects the effective interest rate as of December 31, 2023 and includes the effect of amortization of discounts/premiums and deferred financing costs, but excludes the effect of the interest rate swaps.
(4)HealthSpring Mortgage Loan was paid off in full March 2023 and had a contractual interest rate of 4.18%.
(5)Samsonite Mortgage Loan was paid off in full in September 2023 and had a contractual interest rate of 6.08%.
(6)The applicable SOFR as of December 31, 2023 (assuming a five day look-back per the credit facility agreement) was 5.38%, which excludes a 0.1% per annum index adjustment as required per the Fifth Amendment to the Second Amended and Restated Credit Agreement.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
(7)2024 Term Loan was paid off in full in March 2023 using proceeds from the Revolving Loan, and had a contractual interest rate of SOFR + 1.40%.
(8)As of December 31, 2023, the Revolving Credit Facility has a maturity date of March 30, 2024 with two additional extension options to January 31, 2026. See discussion below.
Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), and the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of (i) a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Company has drawn $400.0 million (the “Revolving Loan”), maturing on March 30, 2024 (with two extension options to January 31, 2026, subject to the satisfaction of certain customary conditions, the first of which the Company exercised subsequent to year-end as described below), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan”) and together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of December 31, 2023, the available undrawn capacity under the Revolving Credit Facility was $159.1 million.
As of December 31, 2023, the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was March 30, 2024. On February 12, 2024, the Company exercised an option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to June 30, 2024.
AIG Debt Amendment
The Company’s subsidiaries previously entered into two non-recourse portfolio mortgage loans (the “AIG Loans”) with affiliates of AIG Insurance (“AIG”). All of the mortgaged properties under the AIG Loans constitute Other segment properties of the Company. On December 22, 2023, the Company and AIG entered into an agreement that is intended to facilitate the disposition of the mortgaged properties under the AIG Loans, without regard to the original release prices, and support the repayment of both AIG Loans. The agreement did not result in any changes to the loan amounts, interest rate or term.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following summarizes the future scheduled principal repayments of all loans as of December 31, 2023 per the loan terms discussed above:

As of December 31, 2023
2024	$34,181
2025	520,175
2026	552,834
2027	2,978
2028	253,129
Thereafter	78,248
Total principal	1,441,545
Unamortized debt premium/(discount)	657
Unamortized deferred loan costs	(6,279)
Total	$1,435,923

6.     Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company enters into interest rate swap agreements (collectively, “Interest Rate Swaps”) to manage exposures that arise from business activities that result in the payment of future known and uncertain cash amounts, the values of which are determined by expected cash payments principally related to borrowings and interest rates. Interest Rate Swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
Derivative Instruments
The Company entered into the Interest Rate Swaps to hedge the variable cash flows associated with its variable-rate debt, including the KeyBank Loans. The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to Interest Rate Swaps will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth a summary of the Interest Rate Swaps at December 31, 2023 and 2022:

				Fair Value (1)		Current Notional Amounts
				December 31,		December 31,
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	2023	2022	2023	2022
Assets/(Liabilities)
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$7,891	$12,391	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	5,250	8,244	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	3,915	6,145	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,924	4,331	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,331	3,444	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	2,327	3,441	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	2,304	3,408	100,000	100,000
Total				$26,942	$41,404	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2023, derivatives in a liability position are included in an asset or liability position are included in the line item “Other assets or Interest rate swap liability,” respectively, in the consolidated balance sheets at fair value. The SOFR rate as of December 31, 2023 (effective date) was 5.46%.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2023	2022	2021
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(9,295)	$61,126	$(18,165)
Amount of (gain) loss reclassified from AOCI into earnings under “Interest expense”	$23,630	$(2,056)	$(14,284)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$65,623	$84,816	$85,087
During the twelve months subsequent to December 31, 2023, the Company estimates that an additional $26.9 million of its income will be recognized from AOCI into earnings.
As of December 31, 2023 and 2022, there were no Interest Rate Swaps in a liability position. As of December 31, 2023 and December 31, 2022, the Company had not posted any collateral related to these agreements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2023 and 2022:

	December 31,
	2023	2022
Interest payable	$17,073	$13,654
Prepaid tenant rent	9,710	12,399
Deferred compensation	9,661	8,913
Property operating expense payable	4,469	7,960
Real estate taxes payable	5,165	6,296
Redemptions payable	—	4,383
Accrued construction in progress	1,183	35
Accrued tenant improvements	551	620
Other liabilities	30,417	26,542
Total	$78,229	$80,802

8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2023 and 2022.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2023 and 2022:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2023
Interest Rate Swap Asset	$26,942	$—	$26,942	$—
Mutual Funds Asset	$7,148	$7,148	$—	$—

December 31, 2022
Interest Rate Swap Asset	$41,404	$—	$41,404	$—
Mutual Funds Asset	$6,191	$6,191	$—	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Nonrecurring Measurement - Real Estate Impairment
For the year ended December 31, 2023, in connection with the preparation and review of the Company’s financial statements, the Company recorded a real estate impairment provision of approximately $409.5 million on seventeen properties, consisting of nine Office segment properties for $208.3 million and eight Other segment properties for $201.2 million, located in the Southwest, Northeast, Midwest, West, and Southeast regions of the United States. The impairment resulted from changes in the second quarter related to anticipated hold periods, expected selling prices, and potential vacancies that impacted the recoverability of these assets.
The following table is a summary of the quantitative fair value information for thirteen properties using the discounted cash flow approach, which the Company considered as Level 3 measurements within the fair value hierarchy:

	Range of Inputs or Input
Unobservable Inputs	Southwest	Northeast	West	Southeast
Market rent per square foot	$16.00 - $27.00	$15.00 - $30.00	$21.00	$14.00
Discount rate	8.50% - 15.00%	8.00% - 15.00%	9.00%	15.00%
Terminal capitalization rate	8.00% - 10.50%	6.50% - 9.00%	8.50%	9.00%
The following table is a summary of the quantitative fair value information for four properties using estimated selling prices based on quoted market values and comparable property sales, which the Company considered as Level 3 measurements within the fair value hierarchy:

	Range of Inputs
Unobservable Inputs	Southwest	Northeast	West	Midwest
Estimated selling price (per square foot)	$235.00	$227.00	$30.00	$158.00
Anticipated hold period	One year	One year	One year	One year
Nonrecurring Measurement - Goodwill Impairment
As a result of the qualitative and quantitative assessment as of October 1, 2023, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. The impairment resulted from a decline in fair value of the underlying properties within the Other reporting unit, particularly as we continue to execute on our strategic disposition plan under current market conditions. Thus, the Company recorded a $16.0 million impairment of goodwill allocated to its Other reporting unit.
The following table is a summary of the quantitative fair value information for fifteen properties in the Other reporting unit as of the valuation date using the discounted cash flow approach, which the Company considered as Level 3 measurements within the fair value hierarchy:

Range of Inputs
Unobservable Inputs	Reporting Unit: Other
Market rent per square foot	$5.00 - $27.50
Discount rate	7.25% - 15.00%
Terminal capitalization rate	6.25% - 9.50%

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table is a summary of the quantitative fair value information for three properties in the Other reporting unit as of the valuation date using estimated selling prices based on quoted market values and comparable property sales, which the Company considered as Level 3 measurements within the fair value hierarchy:

Range of Inputs
Unobservable Inputs	Reporting Unit: Other
Estimated selling price (per square foot)	$38.92 - $74.07
The Company also estimated the fair value of the mortgage loans within the goodwill impairment analysis as described in the Financial Instruments Disclosed at Fair Value section below, which values approximated the fair values used in the goodwill impairment analysis. As part of the nonrecurring fair value measurement of mortgage loans within the goodwill impairment analysis, the Company determined that current borrowing rates available to the Company for debt instruments with similar terms and maturities ranged from 3.75% to 8.20%. The Company considered these inputs as Level 2 measurements within the fair value hierarchy. For the remaining assets and liabilities included within the goodwill impairment calculation, the Company determined that amounts within the consolidated financial statements approximated fair value.
Nonrecurring Measurement - Investment in Unconsolidated Entity Impairment
During the year ended December 31, 2023, the Company recorded an OTTI of approximately $129.3 million for its investment in the Office Joint Venture, which represents a complete write-off of the Company’s remaining investment balance. The impairment resulted from a decline in the fair value of the investment primarily due to increased future loan extension risk impacting the Company’s expectations on the recoverability of the investment. In determining the fair value of the investment in the Office Joint Venture, the Company considered Level 3 inputs based on leasing risks relating to the underlying properties.
Financial Instruments at Fair Value
Financial instruments as of December 31, 2023 and December 31, 2022 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the seven mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2023 and 2022.
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

	December 31,
	2023		2022
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$220,730	$250,000	$226,361	$250,000
AIG Loan II	115,340	119,953	111,872	122,328
AIG Loan	92,444	92,444	89,526	99,794
Samsonite Mortgage Loan	—	—	17,998	17,998
HealthSpring Mortgage Loan	—	—	19,107	19,107
Pepsi Bottling Ventures Mortgage Loan	17,439	17,439	17,014	17,836
Highway 94 Mortgage Loan	11,709	11,709	11,941	12,740
Total	$457,662	$491,545	$493,819	$539,803
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2023 and 2022. See Note 5, Debt, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”). On March 10, 2023, the Company completed a one-for-nine reverse share split with respect to each class of its common shares, converting every nine shares of the Company’s issued and outstanding shares of each class into one share of such class (the “Reverse Share Split”). On April 13, 2023, the Company’s common shares, other than Class E, were converted into Class E common shares and all Class E common shares became listed on the New York Stock Exchange as “common shares”. As of December 31, 2023, there were 36,304,145 common shares outstanding.
Prior to the Listing, the Company had received aggregate gross offering proceeds of approximately $2.8 billion from the sale of shares in private offerings, public offerings, the DRP (defined below) offerings and mergers (includes offerings by our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), our Predecessor’s merger with Signature Office REIT, Inc., and our Predecessor’s merger with certain other related entities (the “Predecessor Mergers”) and the acquisition of Cole Office & Industrial REIT (“CCIT II”) in a stock-for-stock transaction (the “CCIT II Merger”). As part of the $2.8 billion from the sale of shares, the Company issued (i) 4,863,623 Class E shares in June 2015 upon the consummation of the merger with Signature Office REIT, Inc., (ii) 19,442,394 Class E shares in April 2019 upon consummation of the Predecessor Mergers in exchange for all outstanding shares of our Predecessor’s common stock at the time of the Predecessor Mergers, and (iii) 10,384,185 Class E shares in exchange for all the outstanding shares of CCIT II's common stock at the time of the CCIT II Merger.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding.
During the year ended December 31, 2023, the Company did not sell shares under the ATM program.
Distribution Reinvestment Plan
Prior to the Listing, the Company had adopted a distribution reinvestment plan (the “DRP”), which allowed shareholders to have dividends and other distributions otherwise distributable to them invested in additional common shares. No sales commissions or dealer manager fees were paid on shares sold through the DRP, but the DRP shares were charged the applicable distribution fee payable with respect to all shares of the applicable class. The purchase price per share under the DRP was equal to the net asset value (“NAV”) per share applicable to the class of shares purchased, calculated using the most recently published NAV available at the time of reinvestment.
On May 22, 2023, the Company filed a post-effective amendment to the registration statement for the Company’s DRP to deregister all of the common shares registered for sales that were not sold pursuant to such registration statement.
As of December 31, 2023 and 2022, the Company had issued approximately $341.1 million in shares pursuant to the DRP offerings.
Share Redemption Program
Prior to the Listing, the Company had adopted a share redemption program (the “SRP”) that enabled shareholders to sell their shares to the Company in limited circumstances. The SRP was suspended on October 1, 2021 but resumed on a limited basis (i.e., limited to redemptions in connection with a holder’s death, disability, or incompetence) on August 5, 2022 with quarterly redemptions capped at $5.0 million. In addition, pursuant to the terms of the SRP during any calendar year, with

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
respect to each share class, the Company was permitted to redeem no more than 5% of the weighted-average number of shares of such class outstanding during the prior calendar year.
Under the SRP, the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. During the year ended December 31, 2023, the Company redeemed 941 shares. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing.
The following table summarizes share redemption activity under the SRP during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Common shares redeemed	941	149,730
Weighted average price per share	$66.87	$66.79
(1)    Does not include shares withheld (i.e., forfeited) by employees to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.
Since July 31, 2014 and through December 31, 2023, the Company had redeemed 3,295,618 shares (excluding the Self-Tender Offer) of common shares for approximately $275.5 million at a weighted average price per share of $83.60 pursuant to the SRP.
Perpetual Convertible Preferred Shares
Prior to the Listing, the Company redeemed all 5,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Shares (the “Series A Preferred Shares”) held by SHBNPP Global Professional Investment Type Private Real Estate Trust No. 13(H) (the “Preferred Holder”) in exchange for a redemption payment of $125.0 million, plus accumulated and unpaid distributions of $2.4 million (the “Preferred Redemption”).
The Preferred Holder initially purchased the 5,000,000 Series A Preferred Shares at a price of $25.00 per share pursuant to that certain purchase agreement (the “Purchase Agreement”) that our Predecessor entered into August 8, 2018 with the Preferred Holder (acting through Kookmin Bank as trustee) and Shinhan BNP Paribas Asset Management Corporation, as an asset manager of the Preferred Holder.
On April 10, 2023, the Company entered into a Redemption Agreement (the “Redemption Agreement”) with the Preferred Holder and Shinhan Asset Management Co., Ltd.
Pursuant to the Redemption Agreement, the Company effectuated the Preferred Redemption in accordance with the Articles Supplementary filed by the Company on April 30, 2019 (the “Articles Supplementary”). The Preferred Holder agreed to waive the Redemption Fee (as defined in the Articles Supplementary) in the amount of $1.9 million and any other payments in connection with the Series A Preferred Shares. The Redemption Agreement also terminated the Purchase Agreement and provided that any rights and privileges afforded to the Preferred Holder under the Purchase Agreement were terminated and canceled and of no further force or effect, and no party to the Purchase Agreement has any further obligations thereunder.
Additionally, the Company had $5.0 million of capitalized offering costs related to the initial issuance of the preferred shares, which were previously recorded to equity and were written off during the year as a non-cash expense to preferred units redemption charge on the statement of operations.
During the year ended December 31, 2023, the Company paid dividends in quarterly arrears at a rate of $2.4 million. As of December 31, 2023, no further distributions to the holders of the Series A Preferred Shares were due in light of the Preferred Redemption.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Issuance of Restricted Share Units to Executive Officers, Employees and Board of Trustees
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Long-Term Incentive Plan (the “Plan”) which amended and restated the Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Prior Plan”) to (1) change the name of the Prior Plan in connection with the Company’s name change, (2) expressly provide for the grants of profits interests (or “LTIP Units”) in the Operating Partnership and (3) make conforming entity name changes throughout. Otherwise, the Plan contains the same material terms as the Prior Plan. The Plan provides for the grant of share-based awards to the Company’s trustees, full-time employees and certain consultants that provide services to the Company or affiliated entities. Awards granted under the Plan may consist of stock options, restricted shares, share appreciation rights, distribution equivalent rights, LTIP Units, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 777,778 shares. As of December 31, 2023, approximately 167,185 shares were available for future issuance under the Plan.
As of December 31, 2023, there was $8.2 million of unrecognized compensation expense remaining, which vests between one and two years.
Total compensation expense related to RSUs for the year ended December 31, 2023 and 2022 was approximately $12.0 million and $9.6 million, respectively.
The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2021	172,602
Granted	123,481	$66.87
Forfeited	(9,404)	$80.38
Vested	(125,178)	$77.68
Balance at December 31, 2022	161,501
Granted	166,321	$56.53
Forfeited	(485)	$63.70
Vested(1)	(167,784)	$69.02
Balance at December 31, 2023	159,553
(1)    Total shares vested include 114,420 common shares withheld (i.e., forfeited) by employees during the year ended December 31, 2023 to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.
Dividends
Earnings and profits, which determine the taxability of dividends paid to shareholders, may differ from income reported for financial reporting purposes due to the differences for federal income tax purposes in the treatment of loss on debt, revenue recognition and compensation expense and in the basis of depreciable assets and estimated useful lives used to compute depreciation expense.
The following unaudited table summarizes the federal income tax treatment for all distributions and dividends declared for the years ended December 31, 2023, 2022, and 2021 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Year Ended December 31,
	2023	2022	2021
Ordinary income	—%	—%	9%
Capital gain	—%	—%	—%
Return of capital	100%	100%	91%
Total	100%	100%	100%

Dividends declared	$1.09	$3.15	$3.15

10.    Noncontrolling Interests
Noncontrolling interests are limited partnership interests in the Operating Partnership owned by third parties.
As of December 31, 2023, noncontrolling interests constituted approximately 8.2% of total shares and 8.8% of weighted average shares outstanding (both measures assuming OP Units were converted to common shares).
Any noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
As of December 31, 2023, the limited partners of the Operating Partnership owned approximately 3.2 million of OP Units, which were issued to then affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction, and approximately 0.02 million OP Units were issued unrelated to property contributions.
As of December 31, 2023, all limited partners of the Operating Partnership (see Noncontrolling Interest Subject to Redemption below) have an Exchange Right (as defined below), pursuant to which, if exercised, the Operating Partnership would be required to redeem their OP Units for cash equal to the value of an equivalent number of common shares as calculated pursuant to the limited partnership agreement and applicable contribution agreement (the “Exchange Right”). If a limited partner of the Operating Partnership exercises an Exchange Right, the Company, as a general partner of the Operating Partnership, has the right, in its sole absolute discretion, elect to either (i) purchase the OP units for cash equal to the value of an equivalent number of common shares, as calculated pursuant to the limited partnership agreement and applicable contribution agreement or (ii) purchase such limited partner’s OP Units by issuing common shares of the Company for the original OP Units redeemed pursuant to the limited partnership agreement and applicable contribution agreement, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement.
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2023 and 2022:

	December 31,
	2023	2022
Beginning balance	$174,655	$218,653
Reclass of noncontrolling interest subject to redemption	10	957
Exchange of noncontrolling interest	(27,169)	—
Reclass of redeemable noncontrolling interest	3,801	—
Distributions to noncontrolling interests	(2,989)	(10,942)
Allocated distributions to noncontrolling interests subject to redemption	(728)	(17)
Net loss	(54,555)	(39,714)
Other comprehensive loss	(1,396)	5,718
Ending balance	$91,629	$174,655

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Noncontrolling interests subject to redemption
Prior to the Listing, OP Units issued pursuant to the Will Partners Contribution were not included in permanent equity on the consolidated balance sheets, because the limited partners holding these OP Units could cause the general partner to redeem the OP Units for the cash value, and the Company could not elect to purchase such limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed. Accordingly, prior to Listing, the general partner of the Operating Partnership did not control these redemptions, these OP Units were presented on the consolidated balance sheets as noncontrolling interest subject to redemption at their redeemable value, and the net income (loss) and distributions attributed to these limited partners are allocated proportionately between common shareholders and other noncontrolling interests that are not considered redeemable.
Effective as of the Listing, and subsequently as of December 31, 2023, all OP Units are subject to the same redemption process as all other OP Units (i.e., can be redeemed for cash or, the Company can elect to purchase these OP Units by issuing common shares) as described above. The Company intends to redeem all OP Units for common shares.
Redemption of OP units from Self-Administration Transaction
In connection with the Self-Administration Transaction, Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and an affiliate of our Predecessor’s sponsor, Griffin Capital Company, LLC “GCC LLC”), received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC) (“Management Company”). GC LLC assigned approximately 50% of the OP units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.
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
The Listing required that certain awards under GC LLC’s long-term incentive plan be settled during the fourth quarter 2023 and in four annual installments thereafter, unless waived or modified. As described above, in connection with the settlement of GC LLC’s long-term incentive plan, the plan administrator may choose to distribute cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.
On December 15, 2023, GC LLC elected to redeem 209,954 OP units pursuant to the terms of our Operating Partnership’s operating agreement, and we satisfied such redemption request with our common shares. Following this redemption, GC LLC distributed such common shares to participants in GC LLC’s long-term incentive plan, including 56,266 common shares to Mr. Escalante and his designee and 2,000 common shares to Mr. Bitar.
In connection with the aforesaid future installments, if GC LLC elects to redeem additional OP units, we intend to satisfy such redemption request with our common shares. Any future redemption of OP units and distribution of common shares would have no economically dilutive effect on our common shareholders.
If the plan administrator elects to redeem the OP units GC LLC received in connection with the Self-Administration Transaction pursuant to the terms of our Operating Partnership’s operating agreement, we intend to satisfy such redemption request with our common shares.

11.     Related Party Transactions
Summarized below are the related party transaction costs incurred by the Company for the years ended December 31, 2023, 2022 and 2021, respectively, and any related amounts receivable and payable as of December 31, 2023 and 2022:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Incurred for the Year Ended December 31,			Receivable as of December 31,
	2023	2022	2021	2023	2022
Due from GCC
Reimbursable Expense Allocation	$—	$—	$20	$—	$11
Payroll/Expense Allocation	—	5	19	—	260
Total incurred/receivable	$—	$5	$39	$—	$271

	Incurred for the Year Ended December 31,			Payable as of December 31,
	2023	2022	2021	2023	2022
Expensed
Costs advanced by the advisor	$176	$705	$2,275	$—	$67
Consulting fee - shared services	1,153	1,351	2,520	—	522
Assumed through Self- Administration Transaction/Predecessor Mergers
Earn-out	—	—	—	—	130
Other
Distributions	2,954	8,688	8,688	573	739
Total incurred/payable	$4,283	$10,744	$13,483	$573	$1,458
Dealer Manager Agreement
Following the Listing, the Company is no longer required to pay any fees under the Dealer Manager Agreement (defined below).
Prior to the Listing, the Company entered into a dealer manager agreement and associated form of participating dealer agreement (the “Dealer Manager Agreement”) with the dealer manager for the Follow-On Offering. The terms of the Dealer Manager Agreement are substantially similar to the terms of the dealer manager agreement from the Company's initial public offering (“IPO”), except as it relates to the share classes offered and the fees to be received by the dealer manager. The Follow-On Offering terminated on September 20, 2020. See Note 9, Equity.
Subject to the Financial Industry Regulatory Authority, Inc.'s limitations on underwriting compensation, under the Dealer Manager Agreement the Company was required to make payments to the dealer manager of a distribution fee for ongoing services rendered to shareholders by participating broker-dealers or broker-dealers servicing investors’ accounts, referred to as servicing broker-dealers. The fee accrued daily, is paid monthly in arrears, and is calculated based on the average daily NAV for the applicable month.
Conflicts of Interest
Affiliated Former Dealer Manager
Since Griffin Capital Securities, LLC, the Company's former dealer manager, is an affiliate of the Company's former sponsor, the Company did not have the benefit of an independent due diligence review and investigation of the type normally performed by an unaffiliated, independent underwriter in connection with the offering of securities. The Company's former dealer manager is also serving as the dealer manager for Griffin-American Healthcare REIT III, Inc, a publicly-registered, non-traded REIT, and American Healthcare REIT (formerly known as Griffin-American Healthcare REIT IV, Inc), a publicly traded REIT, as wholesale marketing agent for Griffin Institutional Access Real Estate Fund and Griffin Institutional Access Credit Fund both of which are non-diversified, closed-end management investment companies that are operated as interval funds under the 1940 Act, and as dealer manager or master placement agent for various private offerings.
Administrative Services Agreement
The Company no longer has in place an administrative services agreement. Prior to Listing, and in connection with the Self-Administration Transaction, the Company, Operating Partnership, Predecessor, and Management Company, on the one hand, and GCC LLC and GC LLC, on the other hand, entered into that certain Administrative Services Agreement dated

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
December 14, 2018 (as amended, the “ASA”), pursuant to which GCC LLC and GC LLC provided certain operational and administrative services to the Company at cost. As of October 6, 2023, the ASA is terminated. Under the ASA, the Company paid GCC LLC a monthly amount based on the actual costs anticipated to be incurred by GCC LLC for the provision such of services such items were terminated from the ASA. Such costs were reconciled periodically and a full review of the costs is performed at least annually. In addition, the Company directly paid or reimbursed GCC LLC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.
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
The El Segundo Sublease provides for initial monthly base rent of approximately $0.05 million, subject to annual escalations of 3% as well as additional rent for certain operating expenses for the Building and portions of the Campus. The Company’s Executive Chairman is the Chief Executive Officer of and controls GCC and is also affiliated with GCPI. The El Segundo Sublease expires on June 30, 2024.
As of December 31, 2023, the Company recorded a lease liability and a right-of-use asset for approximately $0.3 million related to the El Segundo Sublease, which is included in Right of Use Assets and Lease Liability on the Company’s consolidated balance sheet.

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
The Company recognized $219.6 million, $343.3 million and $378.3 million of lease income related to operating lease payments for the year ended December 31, 2023, 2022 and 2021, respectively.
The Company's current third-party leases have expirations ranging from 2024 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of December 31, 2023.

Minimum Base Rent	As of December 31, 2023
2024	$196,153
2025	189,046
2026	185,005
2027	166,852
2028	152,067
Thereafter	595,746
Total	$1,484,869
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Lessee - Ground Leases
As of December 31, 2023, the Company is the tenant under (i) three ground lease classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable, and contain no renewal options.
Lessee - Office Leases
As of December 31, 2023, the Company is the tenant under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois, which expires on June 29, 2025.
For ground leases and operating leases, the Company incurred costs of approximately $3.9 million for the years ended December 31, 2023 and $4.1 million for the year ended December 31, 2022 respectively, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million for the year ended December 31, 2023 and December 31, 2022, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate as of December 31, 2023 and 2022:

	As of December 31, 2023
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	76.7	15.2
Weighted-average discount rate (1)	4.89%	3.36%
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
Maturities of lease liabilities as of December 31, 2023 were as follows:

	As of December 31, 2023
	Operating	Financing
2024	$1,909	$520
2025	1,570	365
2026	1,504	375
2027	1,527	381
2028	1,595	386
Thereafter	248,693	3,072
Total undiscounted lease payments	256,798	5,099
Less imputed interest	(213,715)	(1,901)
Total lease liabilities	$43,083	$3,198

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
13.     Commitments and Contingencies
Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.
Capital Expenditures and Tenant Improvement Commitments
As of December 31, 2023, the Company had an aggregate remaining contractual commitment for repositioning, capital expenditure projects, leasing commissions and tenant improvements of approximately $15.7 million.

14.    Segment Reporting
In the fourth quarter of 2022, the Company evolved the management strategy of its real estate portfolio to focus on three different property types in order to provide clarity to the value and operations associated with the assets within each group. As a result, the Company changed to three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment includes newer, high-quality office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. The Company recast its segment results for all prior periods presented to show the three reportable segments.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents segment NOI for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Industrial NOI
Total Industrial revenues	$57,304	$61,347	$59,320
Industrial operating expenses	(7,655)	(7,870)	(7,195)
Industrial NOI	49,649	53,477	52,125

Office NOI
Total Office revenues	142,734	297,110	340,265
Office operating expenses	(24,295)	(66,143)	(80,010)
Office NOI	118,439	230,967	260,255

Other NOI
Total Other revenues	54,246	58,029	60,288
Other operating expenses	(20,476)	(19,252)	(19,369)
Other NOI	33,770	38,777	40,919
Total NOI	$201,858	$323,221	$353,299
A reconciliation of net (loss) income to total NOI for the years ended December 31, 2023, 2022, and 2021 is as follows:

	Year Ended December 31,
	2023	2022	2021
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(605,102)	$(441,382)	$11,570
General and administrative expenses	42,962	38,995	39,051
Corporate operating expenses to affiliates	1,154	1,349	2,520
Impairment provision, real estate	409,512	127,577	4,242
Impairment provision, goodwill	16,031	135,270	—
Depreciation and amortization	112,204	190,745	209,638
Interest expense	65,623	84,816	85,087
Debt breakage costs	—	13,249	—
Other loss (income), net	(13,111)	943	(93)
Loss (income) from investment in unconsolidated entities	176,767	9,993	(8)
Loss (gain) from disposition of assets	(29,164)	139,280	326
Transaction expense	24,982	22,386	966
Total NOI	$201,858	$323,221	$353,299

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents the Company’s goodwill for each of the segments as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Goodwill
Industrial	$68,373	$68,373
Office	—	—
Other	10,274	26,305
Total Goodwill	$78,647	$94,678
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Industrial Real Estate, net
Total real estate	$741,737	$761,757
Accumulated depreciation and amortization	(152,353)	(137,738)
Industrial real estate, net	589,384	624,019

Office Real Estate, net
Total real estate	1,505,959	2,020,463
Accumulated depreciation and amortization	(286,136)	(305,829)
Office real estate, net	1,219,823	1,714,634

Other Real Estate, net
Total real estate	362,415	715,036
Accumulated depreciation and amortization	(112,063)	(201,072)
Other real estate, net	250,352	513,964

Total Real Estate, net	$2,059,559	$2,852,617

Total Real Estate Held for Sale, net
Total real estate	$64,289	$26,902
Accumulated depreciation and amortization	(14,636)	(7,494)
Real estate held for sale, net	$49,653	$19,408
Total asset information by segment is not reported because the Company does not use this measure to assess performance or to make resource allocation decisions.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2023
(Dollars in thousands unless otherwise noted and excluding per share amounts)
15.     Declaration of Dividends
On January 20, 2023 the Board declared an all-cash dividend rate, based on 365 days in the calendar year, of $0.008630136 per day ($3.15 per share annualized), subject to adjustments for class-specific expenses, per share of each class of common share as of the close of each business day for the period commencing January 1, 2023 and ending on January 31, 2023. The Company paid such dividends to each shareholder of record on February 1, 2023.
On February 16, 2023, the Board declared an all-cash dividend rate, based on 365 days in the calendar year, of $0.002465753 per day ($0.90 per share annualized), subject to adjustments for class-specific expenses, per share of each class of common share as of the close of each business day for the period commencing February 1, 2023 and ending on February 28, 2023. The Company paid such dividends to each shareholder of record on February 24, 2023.
On March 14, 2023, the Board declared an all-cash monthly dividend for the month of March in the amount of $0.075 per common share. The Company paid such dividend on May 12, 2023 to shareholders of record as of May 2, 2023.
On June 20, 2023, the Board declared an all-cash dividend for the second quarter in the amount of $0.225 per common share. The Company paid such dividend on July 17, 2023 to shareholders of record as of June 30, 2023.
On August 2, 2023, the Board declared an all-cash dividend for the third quarter in the amount of $0.225 per common share. The Company paid such dividend on October 17, 2023 to shareholders of record as of September 30, 2023.
On November 7, 2023, the Board declared an all-cash dividend for the fourth quarter in the amount of $0.225 per common share. The Company paid such dividend on January 17, 2024 to shareholders of record as of December 29, 2023.

16.     Subsequent Events
On January 31, 2024, the Company sold one held-for-sale property in the Office segment property for a sales price of $30.0 million and issued a $15.0 million, one-year promissory note in connection with the sale.
On February 12, 2024, the Company exercised an option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to June 30, 2024.
On February 21, 2024, the Board declared an all-cash dividend for the first quarter in the amount of $0.225 per common share. Such dividend is payable on or about April 18, 2024 to shareholders of record as of March 29, 2024.

PEAKSTONE REALTY TRUST
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2023						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (4)		Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Industrial
Hopkins	Industrial	KS	$—		$274	$7,567	$963	$274	$8,530	$8,804	$3,667	N/A	8/27/2010	5-40 years
TransDigm	Industrial	NJ	—		3,773	9,030	411	3,773	9,441	13,214	3,694	N/A	5/31/2012	5-40 years
Berry Global	Industrial	IL	—		2,674	13,229	1,901	2,674	15,130	17,804	5,539	N/A	11/8/2012	5-40 years
Amazon - Arlington Heights	Industrial	IL			7,697	21,843	5,879	7,697	27,722	35,419	10,236	N/A	8/13/2013	5-40 years
Roush Industries	Industrial	MI	—		875	11,375	2,632	875	14,007	14,882	4,983	N/A	11/5/2013	5-40 years
Samsonite	Industrial	FL	—		5,040	42,490	268	5,040	42,758	47,798	12,283	N/A	12/11/2015	5-40 years
RH	Industrial	CA	—		15,463	36,613	37,692	15,463	74,305	89,768	28,707	N/A	1/14/2016	5-40 years
PepsiCo	Industrial	FL	—		5,433	55,341	181	5,433	55,522	60,955	9,866	N/A	3/13/2018	5-40 years
Shaw Industries	Industrial	GA	—		5,465	57,116	—	5,465	57,116	62,581	10,063	N/A	5/3/2018	5-40 years
Huntington Ingalls	Industrial	VA	—		3,100	15,903	116	3,100	16,019	19,119	3,781	N/A	5/1/2019	5-40 years
Huntington Ingalls	Industrial	VA	—		3,113	15,968	95	3,113	16,063	19,176	3,797	N/A	5/1/2019	5-40 years
OceanX	Industrial	OH	—		978	16,705	—	978	16,705	17,683	4,560	N/A	5/1/2019	5-40 years
Atlas Copco	Industrial	MI	—		1,156	19,802	—	1,156	19,802	20,958	4,829	N/A	5/1/2019	5-40 years
ZF Wabco	Industrial	SC	—		1,226	14,662	279	1,226	14,941	16,167	2,476	N/A	5/1/2019	5-40 years
3M	Industrial	IL	250,000	'(6)	5,802	82,148	(1)	5,802	82,147	87,949	12,254	N/A	5/1/2019	5-40 years
Amazon - Etna	Industrial	OH	—	'(6)	4,773	107,021	—	4,773	107,021	111,794	18,987	N/A	5/1/2019	5-40 years
Pepsi Bottling Ventures	Industrial	NC	17,439		3,407	32,737	—	3,407	32,737	36,144	4,478	N/A	2/5/2020	5-40 years
Fidelity Building Services	Industrial	MD	—		1,662	11,181	—	1,662	11,181	12,843	1,197	N/A	3/1/2021	5-40 years
Amcor	Industrial	OH	—		4,962	43,717	—	4,962	43,717	48,679	6,956	N/A	3/1/2021	5-40 years
Total Industrial			$267,439		$76,873	$614,448	$50,416	$76,873	$664,864	$741,737	$152,353

Office
AT&T (14500 NE 87th Street)	Office	WA	$—		$2,607	$12,483	$953	$2,607	$13,436	$16,043	$5,138	N/A	1/31/2012	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2023						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (4)		Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
AT&T (14520 NE 87th Street)	Office	WA	—		2,599	12,448	615	2,599	13,063	15,662	6,493	N/A	1/31/2012	5-40 years
AT&T (14560 NE 87th Street)	Office	WA	—		1,564	7,490	776	1,564	8,266	9,830	2,436	N/A	1/31/2012	5-40 years
PPG	Office	PA	—		2,650	26,745	54	2,650	26,799	29,449	11,204	N/A	3/22/2012	5-40 years
York Space Systems (East Village)	Office	CO	—		2,600	13,500	11,191	2,600	24,691	27,291	9,697	N/A	6/29/2012	5-40 years
Maxar Technologies	Office	CO	—		8,600	83,400	—	8,600	83,400	92,000	31,897	N/A	1/14/2014	5-40 years
Spectrum	Office	FL	—		1,000	16,772	—	1,000	16,772	17,772	7,072	N/A	6/25/2014	5-40 years
Amentum (Heritage II)	Office	TX	—		1,955	15,540	(3,438)	649	12,102	12,751	3,672	N/A	12/11/2015	5-40 years
530 Great Circle Road	Office	TN	—		4,724	18,281	6,169	4,724	24,450	29,174	5,729	N/A	4/27/2016	5-40 years
Cigna (500 Great Circle Road)	Office	TN	—		3,402	13,166	404	3,402	13,570	16,972	4,322	N/A	4/27/2016	5-40 years
LPL (1055 & 1060 LPL Way)	Office	SC	—		4,612	86,352	—	4,612	86,352	90,964	15,412	N/A	11/30/2017	5-40 years
LPL (1040 LPL Way)	Office	SC	—		1,273	41,509	—	1,273	41,509	42,782	7,407	N/A	11/30/2017	5-40 years
McKesson (5601 N. Pima Road)	Office	AZ	—		159	35,490	1,362	159	36,852	37,011	13,206	N/A	4/10/2018	5-40 years
OnSemi (5701 N. Pima Road)	Office	AZ	—		153	34,270	6,253	153	40,523	40,676	12,939	N/A	4/10/2018	5-40 years
Travel & Leisure, Co.	Office	NJ	—		9,677	73,058	—	9,677	73,058	82,735	15,855	N/A	5/1/2019	5-40 years
Rapiscan Systems	Office	MA	—		2,006	10,755	40	2,006	10,795	12,801	2,834	N/A	5/1/2019	5-40 years
Toshiba TEC	Office	NC	—		1,916	38,796	(1)	1,916	38,795	40,711	9,065	N/A	5/1/2019	5-40 years
IGT	Office	NV	—	'(6)	5,673	69,631	—	5,673	69,631	75,304	12,571	N/A	5/1/2019	5-40 years
Zoetis	Office	NJ	—		3,718	44,817	—	3,718	44,817	48,535	9,126	N/A	5/1/2019	5-40 years
Southern Company	Office	AL	—	'(6)	7,794	159,181	—	7,794	159,181	166,975	21,270	N/A	5/1/2019	5-40 years
MISO	Office	IN	—		3,725	26,820	1	3,725	26,821	30,546	5,792	N/A	5/1/2019	5-40 years
Mckesson (5801 N. Pima Road)	Office	AZ	—		—	41,640	68	—	41,708	41,708	9,479	N/A	9/20/2019	5-40 years
Freeport McMoRan	Office	AZ	—		4,264	120,686	(79,513)	1,453	41,173	42,626	6,002	N/A	3/1/2021	5-40 years
Avnet (Phoenix)	Office	AZ	—		5,394	32,883	—	5,394	32,883	38,277	7,073	N/A	3/1/2021	5-40 years
Terraces at Copley Point	Office	CA	—		23,897	88,625	55	23,897	88,680	112,577	14,529	N/A	3/1/2021	5-40 years
Occidental Petroleum	Office	CO	—		6,841	26,496	—	6,841	26,496	33,337	3,579	N/A	3/1/2021	5-40 years

					Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2023						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (4)		Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Keurig Dr. Pepper (63 South Ave)	Office	MA	—		5,111	49,276	(4,409)	4,646	44,867	49,513	5,198	N/A	3/1/2021	5-40 years
Keurig Dr. Pepper (53 South Ave)	Office	MA	—		3,262	169,861	(51,809)	2,264	118,052	120,316	12,178	N/A	3/1/2021	5-40 years
40 Wright	Office	MD	—		2,873	51,679	(22,715)	1,565	28,964	30,529	2,905	N/A	3/1/2021	5-40 years
136 Capcom	Office	NC	—		887	5,176	—	887	5,176	6,063	1,071	N/A	3/1/2021	5-40 years
204 Capcom	Office		—		915	5,343	—	915	5,343	6,258	1,106	N/A	3/1/2021	5-40 years
Cigna (Express Scripts)	Office	PA	—		4,725	20,836	(15,164)	905	5,672	6,577	1,037	N/A	3/1/2021	5-40 years
International Paper	Office	TN	—		1,376	77,536	—	1,376	77,536	78,912	8,354	N/A	3/1/2021	5-40 years
Tech Data Corp.	Office	TX	—		3,138	13,659	(10,885)	508	2,774	3,282	488	N/A	3/1/2021	5-40 years
Total Office			$—		$135,090	$1,544,200	$(159,993)	$121,752	$1,384,207	$1,505,959	$286,136

Other
Northrop Grumman	Other	OH	$92,444	'(7)	$1,300	$16,188	$619	$1,300	$16,807	$18,107	$8,322	N/A	11/13/2012	5-40 years
Raytheon Technologies	Other	NC	—	'(7)	1,330	37,858	—	1,330	37,858	39,188	16,003	N/A	5/3/2013	5-40 years
Avnet (Chandler)	Other	AZ	—	'(7)	1,860	31,481	47	1,860	31,528	33,388	10,241	N/A	5/29/2013	5-40years
30 Independence	Other	NJ	—	'(7)	5,300	36,768	(11,037)	1,720	25,731	27,451	10,229	N/A	10/3/2013	5-40 years
Wyndham Hotels & Resorts	Other	NJ	119,953	'(8)	6,200	91,153	2,494	6,200	93,647	99,847	28,807	N/A	4/23/2014	5-40 years
Crosspoint	Other	AZ	—		15,000	45,893	(26,474)	4,210	19,419	23,629	6,693	N/A	5/22/2014	5-40years
Level 3 (ParkRidge One)	Other	CO	—		10,554	35,817	(18,023)	4,753	17,794	22,547	7,854	N/A	8/1/2014	5-40 years
Franklin Center	Other	MD	—		6,989	46,875	(36,567)	1,320	10,308	11,628	3,273	N/A	6/10/2015	5- 40 years
Owens Corning	Other	NC	—	'(8)	867	4,972	547	867	5,519	6,386	1,480	N/A	5/1/2019	5-40 years
Wood Group (Westgate II)	Other	TX	—	'(8)	7,716	49,292	(39,189)	1,471	10,103	11,574	2,961	N/A	5/1/2019	5-40 years
Administrative Office of Pennsylvania Courts	Other	PA	—	'(8)	1,246	10,125	283	1,246	10,408	11,654	2,817	N/A	5/1/2019	5-40 years
MGM Corporate Center (840 Grier Drive)	Other	NV	—	'(8)	1,634	9,558	818	1,634	10,376	12,010	2,987	N/A	5/1/2019	5-40 years
MGM Corporate Center (880 Grier Drive)	Other	NV	—	'(8)	2,188	12,771	326	2,188	13,097	15,285	3,719	N/A	5/1/2019	5-40 years
MGM Corporate Center (950 Grier Drive)	Other	NV	—	'(8)	723	4,220	146	723	4,366	5,089	1,299	N/A	5/1/2019	5-40years
Hitachi Astemo	Other	OH	—	'(8)	1,214	18,965	57	1,214	19,022	20,236	4,440	N/A	5/1/2019	5-40 years

				Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2023						Life on which depreciation in latest income statement is computed
Property	Property Type	State	Encumbrances (4)	Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
345 Bob Heath Drive	Other	AL	—	5,007	24,821	(20,939)	514	3,882	4,396	938	N/A	3/1/2021	5-40 years
Total Other			$212,397	$69,128	$476,757	$(146,892)	$32,550	$329,865	$362,415	$112,063
Total Portfolio(5)			$479,836	$281,091	$2,635,405	$(256,469)	$231,175	$2,378,936	$2,610,111	$550,552

Real estate assets held for sale
Hitachi Energy USA	Other	MO	$11,709	$5,637	$25,280	$—	$5,637	$25,280	$30,917	$9,973	N/A	11/6/2015
Corteva Agriscience	Office	IA	—	6,412	40,923	(12,005)	4,454	28,918	33,372	4,663	N/A	3/1/2021
Total held for sale			$11,709	$12,049	$66,203	$(12,005)	$10,091	$54,198	$64,289	$14,636

(1)Building and improvements include tenant origination and absorption costs.
(2)Consists of capital expenditure, real estate development costs, and impairment charges to building and improvements.
(3)Consists of impairment charges to land.
(4)Amounts do not include unamortized deferred financing costs and discounts, net.
(5)For federal income tax purposes, the aggregate cost of real estate the Company and consolidated subsidiaries owned was approximately $2.8 billion as of December 31, 2023.
(6)These properties secure the BOA II Loan.
(7)These properties secure the AIG Loan.
(8)These properties secure the AIG II Loan.

	Activity for the Year Ended December 31,
	2023	2022	2021
Real estate facilities
Balance at beginning of year	$3,497,256	$5,570,160	$4,310,302
Acquisitions	—	—	1,289,296
Construction costs and improvements	17,412	8,607	29,042
Other adjustments	(11)	(129)	(2,976)
Write down of tenant origination and absorption costs	—	—	(422)
Impairment provision	(516,671)	(178,414)	(4,242)
Sale of real estate assets	(323,586)	(1,876,066)	(50,840)
Real estate assets held for sale	(64,289)	(26,902)	—
Balance at end of year	$2,610,111	$3,497,256	$5,570,160

Accumulated depreciation
Balance at beginning of year	$644,639	$993,323	$817,773
Depreciation and amortization expense	110,578	186,350	209,638
Write down of tenant origination and absorption costs	—	—	(422)
Impairment provision	(107,160)	(50,838)	—
Other adjustments	(21)	(47)	—
Less: Non-real estate assets depreciation expense	—	—	(5,860)
Less: Sale of real estate assets depreciation expense	(82,848)	(476,655)	(27,806)
Less: Real estate assets held for sale	(14,636)	(7,494)	—
Balance at end of year	$550,552	$644,639	$993,323
Real estate facilities, net	$2,059,559	$2,852,617	$4,576,837