Form 10-K/A
period 2023-12-31
Peakstone Realty Trust
filed 2024-03-28
CIK 1600626

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
As of March 26, 2024 there were 36,342,065 common shares outstanding.
Documents Incorporated by Reference: None
Auditor Name: Ernst & Young LLP Auditor Location: Los Angeles, California Auditor Firm ID: 42

EXPLANATORY NOTE

Peakstone Realty Trust (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 (the “Form 10-K”), which was filed on February 22, 2024, to provide separate audited combined financial statements for Galaxy REIT LLC, an unconsolidated joint venture in which the Company holds a 49% interest (“Office Joint Venture”), in accordance with Rule 3-09 of Regulation S-X. The combined financial statements of the Office Joint Venture as of and for the year ended December 31, 2023 were not available at the time that the Company filed its Form 10-K on February 22, 2024. The Office Joint Venture’s audited Combined Financial Statements as of December 31, 2023 and 2022, for the year ended December 31, 2023 and for the period from August 26, 2022 (Commencement of Operations) to December 31, 2022, and Report of Independent Auditors, are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15 of this Amendment.

This Amendment also updates, amends and supplements Part IV, Item 15 of the Form 10-K to include the filing of Exhibit 23.2, the consent of Ernst & Young LLP, and the filing of new Exhibits 31.3 and 31.4 and the furnishing of new Exhibits 32.3 and 32.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) and (b) of the Securities and Exchange Act of 1934.

Except as described above, this Amendment is not intended to update or modify any other information presented in the Form 10-K for the fiscal year ended December 31, 2023, as originally filed. This Amendment does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in the Form 10-K and does not reflect events occurring after the Form 10-K’s original filing date of February 22, 2024. Accordingly, this Amendment should be read in conjunction with the Form 10-K for the year ended December 31, 2023 and any subsequent filings with the Securities and Exchange Commission.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The financial statements previously filed and listed on page F-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024. The financial statements listed on the Exhibit Index below are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X.
2. Schedule III — Real Estate and Accumulated Depreciation previously filed and set forth beginning on page S-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2023, filed on February 22, 2024. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
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

10.21+*	Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Michael J. Escalante
10.22+*	Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Javier F. Bitar
10.23+*	Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer
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

10.41*	Form of Indemnification Agreement
14.1*	Code of Business Conducts and Ethics
21.1*	Subsidiaries of Peakstone Realty Trust
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2†	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.3††	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.4††	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Policy for Recovery of Erroneously Awarded Compensation
99.1†	Audited Combined Financial Statements of Galaxy REIT LLC for the year ended December 31, 2023 and the period from August 26, 2022 (Commencement of Operations) to December 31, 2022
101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Previously filed, or furnished, as applicable, with the Form 10-K on February 22, 2024.
†	Filed herewith.
††	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)

Date:	March 28, 2024	By:	/s/ Javier F. Bitar
Javier F. Bitar
Chief Financial Officer and Treasurer (Principal Financial Officer)