Form 10-Q
period 2024-03-31
Peakstone Realty Trust
filed 2024-05-07
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 3, 2024, there were 36,346,621 common shares outstanding.

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
Notice Regarding Non-GAAP Financial Measures. In addition to U.S. GAAP financial measures, this document contains and may refer to certain non-GAAP financial measures. These non-GAAP financial measures are in addition to, not a substitute for or superior to, measures of financial performance prepared in accordance with GAAP. These non-GAAP financial measures should not be considered replacements for, and should be read together with, the most comparable GAAP financial measures. Reconciliations to the most directly comparable GAAP financial measures and statements of why management believes these measures are useful to investors are included in this Quarterly Report on Form 10-Q.

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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$436,251	$391,802
Restricted cash	11,213	9,208
Real estate:
Land	227,138	231,175
Building and improvements	1,942,064	1,968,314
Tenant origination and absorption cost	397,872	402,251
Construction in progress	8,998	8,371
Total real estate	2,576,072	2,610,111
Less: accumulated depreciation and amortization	(564,208)	(550,552)
Total real estate, net	2,011,864	2,059,559
Intangible assets, net	28,918	29,690
Deferred rent receivable	63,481	63,272
Deferred leasing costs, net	18,185	19,112
Goodwill	74,052	78,647
Right of use assets	34,172	33,736
Interest rate swap asset	27,042	26,942
Other assets	40,987	27,446
Real estate assets and other assets held for sale, net	7,595	50,211
Total assets	$2,753,760	$2,789,625
LIABILITIES AND EQUITY
Debt, net	$1,416,433	$1,435,923
Distributions payable	8,422	8,344
Due to related parties	573	573
Intangible liabilities, net	15,289	16,023
Lease liability	46,932	46,281
Accrued expenses and other liabilities	64,132	78,229
Liabilities held for sale	159	539
Total liabilities	1,551,940	1,585,912

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; shares authorized, 800,000,000; shares outstanding in the aggregate, 36,346,608 and 36,304,145 as of March 31, 2024 and December 31, 2023, respectively	36	36
Additional paid-in capital	2,992,071	2,990,085
Cumulative distributions	(1,084,273)	(1,076,000)
Accumulated deficit	(822,829)	(827,854)
Accumulated other comprehensive income	25,938	25,817
Total shareholders’ equity	1,110,943	1,112,084
Noncontrolling interests	90,877	91,629
Total equity	1,201,820	1,203,713
Total liabilities and equity	$2,753,760	$2,789,625
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenue:
Rental income	$59,227	$66,973
Expenses:
Property operating expense	6,679	7,110
Property tax expense	4,510	5,822
Property management fees	411	522
General and administrative expenses	9,680	9,728
Corporate operating expenses to related parties	166	378
Depreciation and amortization	23,415	31,356
Real estate impairment provision	1,376	—
Total expenses	46,237	54,916
Income before other income (expenses)	12,990	12,057
Other income (expenses):
Interest expense	(16,148)	(17,014)
Other income, net	4,045	1,212
Net loss from investment in unconsolidated entity	—	(14,661)
Gain from disposition of assets	9,177	30,610
Goodwill impairment provision	(4,594)	—
Transaction expenses	—	(3,187)
Net income	5,470	9,017
Distributions to redeemable preferred shareholders	—	(2,376)
Net income attributable to noncontrolling interests	(445)	(585)
Net income attributable to controlling interests	5,025	6,056
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(23)
Net income attributable to common shareholders	$5,025	$6,033
Net income attributable to common shareholders per share, basic and diluted	$0.14	$0.17
Weighted average number of common shares outstanding, basic and diluted	36,309,019	35,999,325
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Net income	$5,470	$9,017
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	890
Change in fair value of swap agreements	133	(8,335)
Total comprehensive income (loss)	5,603	1,572
Distributions to redeemable preferred shareholders	—	(2,376)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(23)
Comprehensive (income) loss attributable to noncontrolling interests	(456)	71
Comprehensive income (loss) attributable to common shareholders	$5,147	$(756)
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Deferred equity compensation	41,674	—	1,579	—	—	—	1,579	—	1,579
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(4,875)	—	(79)	—	—	—	(79)	—	(79)
Cash distributions to common shareholders	—	—	—	(8,273)	—	—	(8,273)	—	(8,273)
Repurchase of common shares	—	—	—	—	—	—	—	—	—
Exchange of noncontrollling interests	5,664	—	486	—	—	—	486	(486)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	5,025	—	5,025	445	5,470
Other comprehensive income	—	—	—	—	—	121	121	12	133
Balance as of March 31, 2024	36,346,608	$36	$2,992,071	$(1,084,273)	$(822,829)	$25,938	$1,110,943	$90,877	$1,201,820

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	13,620	—	2,556	—	—	—	2,556	—	2,556
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,700)	—	(381)	—	—	—	(381)	—	(381)
Cash distributions to common shareholders	—	—	—	(14,873)	—	—	(14,873)	—	(14,873)
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,435)	(1,435)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(2)	(2)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income	—	—	—	—	6,033	—	6,033	585	6,618
Other comprehensive loss	—	—	—	—	—	(6,789)	(6,789)	(656)	(7,445)
Balance as of March 31, 2023	36,006,922	$36	$2,950,706	$(1,051,551)	$(263,893)	$33,847	$1,669,145	$173,157	$1,842,302

See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net income	$5,470	$9,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of building and building improvements	15,564	20,054
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	8,223	11,670
Amortization of below market leases, net	(259)	(122)
Amortization of deferred financing costs and debt premium	1,157	1,375
Amortization of swap interest	31	31
Deferred rent	(410)	(3,850)
Net gain from sale of operating properties	(9,177)	(30,610)
Net loss from investment in unconsolidated entity	—	14,661
Gain from investments	(189)	(46)
Impairment provision - real estate	1,376	—
Impairment provision - goodwill	4,594	—
Share-based compensation	1,579	2,556
Discount amortization - note receivable	(119)	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	1,239	(238)
Accrued expenses and other liabilities	(12,888)	(2,192)
Due to related parties, net	—	(55)
Net cash provided by operating activities	16,191	22,251
Investing Activities:
Proceeds from disposition of properties	62,414	165,897
Payments for construction in progress	(1,846)	(846)
Purchase of investments	(41)	(70)
Net cash provided by investing activities	60,527	164,981
Financing Activities:
Proceeds from borrowings - Credit Facility	—	400,000
Principal payoff of secured indebtedness - Mortgage Debt	(18,868)	(19,013)
Principal payoff of indebtedness - Term Loan	—	(400,000)
Principal amortization payments on secured indebtedness	(1,594)	(1,858)
Deferred financing costs	(682)	(2,580)
Offering costs	86	(9)
Repurchase of common shares	—	(4,443)
Distributions to noncontrolling interests	(724)	(2,136)
Distributions to preferred units subject to redemption	—	(2,516)
Distributions to common shareholders	(8,193)	(21,822)
Financing lease payment	(210)	(209)
Repurchase of common shares to satisfy employee tax withholding requirements	(79)	(381)
Net cash used in financing activities	(30,264)	(54,967)
Net increase in cash, cash equivalents and restricted cash	46,454	132,265
Cash, cash equivalents and restricted cash at the beginning of the period	401,010	237,944
Cash, cash equivalents and restricted cash at the end of the period	$447,464	$370,209

Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease (increase) in fair value swap agreement	$132	$(8,335)
Accrued tenant obligations	$665	$860
Distributions payable to common shareholders	$8,273	$2,729
Distributions payable to noncontrolling interests	$723	$270
Exchange of noncontrolling interest to common stock	$486	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,358
Note receivable in exchange for sale of asset	$14,405	$—
Accrued for construction in progress	$53	$6,120
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
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
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns directly and indirectly all of the Company’s assets. As of March 31, 2024, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of March 31, 2024, the Company’s wholly-owned portfolio comprised 67 properties located in 22 states, which are reported across three segments: Industrial (19 properties), Office (34 properties), and Other (14 properties).

2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2023. For further information about the Company’s accounting policies, refer to the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2023 with the Securities and Exchange Commission (the “SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries. Intercompany transactions are shown on the consolidated statements if and to the extent required pursuant to GAAP. With the exception of the Office Joint Venture (defined below), each property-owning entity is a wholly-owned subsidiary which is a special purpose entity (“SPE”).
Segment Information
The Company has three reportable segments: Industrial, Office, and Other. See Note 14, Segment Reporting, for details regarding each of the Company’s segments.
Use of Estimates
The preparation of the unaudited consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Per Share Data
The Company reports earnings per share for the period as (1) basic earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period, and (2) diluted earnings per share computed by dividing net income (loss) attributable to common shareholders by the weighted average number of outstanding common shares plus the potential effect of any dilutive securities (e.g. unvested time-based restricted share units, unvested time-based restricted shares (together, “Unvested Restricted Shares”), OP Units, etc.).
For the purpose of calculating the weighted average common shares outstanding for diluted earnings per share during the three months ended March 31, 2024 and March 31, 2023, using the treasury stock method, (i) Unvested Restricted Shares in the amount of 131,094 and 200,419, respectively, were excluded because the inclusion would have been anti-dilutive and (ii) all OP Units were excluded because they were not dilutive.
Restricted Cash
As required by certain lenders in conjunction with debt financing or transactions, the Company assumed or funded reserves as required by the applicable governing documents, which are included on the consolidated balance sheets as restricted cash. The table below summarizes the Company’s restricted cash:

	Balance as of
	March 31, 2024	December 31, 2023
Cash reserves	$9,876	$7,200
Restricted lockbox	1,337	2,008
Total restricted cash	$11,213	$9,208

Change in Consolidated Financial Statements Presentation
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of March 31, 2024, the Company satisfied the REIT requirements and distributed all of its taxable income.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary. as a taxable REIT subsidiary (a “TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
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
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
On November 27, 2023, the FASB issued an ASU to require the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. Compliance with these and certain other disclosure requirements will be required for the Company’s annual report on Form 10-K for the year ending December 31, 2024, and for subsequent quarterly and annual reports, with early adoption permitted. The Company continues to evaluate the impact of the guidance and expects to adopt this ASU on its annual report on Form 10-K for the year ending December 31, 2024.
3.     Real Estate
The following table summarizes the Company’s gross investment in real estate as of:

	March 31, 2024	December 31, 2023
Land	$227,138	$231,175
Building and improvements	1,942,064	1,968,314
Tenant origination and absorption cost	397,872	402,251
Construction in progress	8,998	8,371
Total real estate	$2,576,072	$2,610,111
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the three months ended March 31, 2024.
Dispositions of Real Estate
For the three months ended March 31, 2024, the Company sold four properties for approximately $79.5 million. The Company recognized a net gain of approximately $9.2 million, detailed in the table below:

Sale Date	Segment	Location	Gross Disposition Price	Gain (Loss)
Three Months Ended March 31, 2024
January 31, 2024	Office	Johnston, Iowa	$30,000	$(17)
March 15, 2024	Other	Columbia, Maryland	15,000	5,326
March 26, 2024	Other	Jefferson City, Missouri	26,090	4,690
March 28, 2024	Other	Houston, Texas	8,435	(822)
Total for the Three Months Ended March 31, 2024			$79,525	$9,177
On January 31, 2024, the Company sold the Office segment property located in Johnston, Iowa to an affiliate of the existing tenant for $30.0 million. In connection with the sale, the Company issued a one-year $15.0 million promissory note, guaranteed by the tenant, which maintains an investment-grade credit rating. Because the note does not bear interest, we imputed interest at an annual rate of 5.0% and, therefore, recorded a discount of approximately $0.7 million. As of March 31, 2024, the balance on the note was approximately $14.4 million, which is presented in “Other assets” on the consolidated balance sheets. The Company recognized imputed interest income of $0.1 million for the three months ended March 31, 2024, which is presented in “Other income (expenses)” on the consolidated statement of operations.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Real Estate Held for Sale

As of March 31, 2024, one Other segment property met the criteria for classification as held for sale.
The following summary presents the major components of assets and liabilities related to the real estate property held for sale as of March 31, 2024:

ASSETS	As of March 31, 2024
Land	$1,043
Building and improvements	7,425
Tenant origination and absorption cost	1,419
Total real estate	9,887
Less: accumulated depreciation	(2,500)
Total real estate, net	7,387
Deferred rent	50
Deferred leasing costs, net	138
Other assets, net	20
Total real estate and other assets held for sale	$7,595
LIABILITIES
Accrued expenses and other liabilities	$159
Liabilities of real estate assets held for sale	$159

Real Estate Impairments
Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. When the carrying amounts of the real estate assets are not recoverable based on the undiscounted cash flows, the Company calculates an impairment charge in the amount the carrying value exceeds the estimated fair value of the real estate asset as of the measurement date.
During the three months ended March 31, 2024, the Company recorded a real estate impairment provision of approximately $1.4 million related to one Other segment property, which met the criteria for classification as held for sale. The impairment resulted from the estimated selling price of the property, which impacted the recoverability of the asset.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
In-place lease valuation (above market)	$17,203	$22,759
In-place lease valuation (above market) - accumulated amortization	(11,459)	(16,616)
In-place lease valuation (above market), net	5,744	6,143

Intangibles - other	32,027	32,028
Intangibles - other - accumulated amortization	(8,853)	(8,481)
Intangibles - other, net	23,174	23,547
Intangible assets, net	$28,918	$29,690

In-place lease valuation (below market)	$(42,148)	$(42,534)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(170)	(187)
In-place lease valuation & land leasehold interest - accumulated amortization	30,101	29,770
Intangible liabilities, net	$(15,289)	$(16,023)

Tenant origination and absorption cost	$397,872	$402,251
Tenant origination and absorption cost - accumulated amortization	(225,208)	(221,786)
Tenant origination and absorption cost, net	$172,664	$180,465
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Three Months Ended March 31,
	2024	2023
Above and below market leases, net	$259	$(122)
Tenant origination and absorption cost	$7,450	$10,836
Ground leasehold amortization (below market)	$(97)	$(96)
Other leasing costs amortization	$498	$561

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
In connection with the sale of the JV Office Portfolio, the Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), invested a combined $184.2 million for a 49% interest in Galaxy REIT LLC, a joint venture through which it owns indirectly an approximate 49% interest in the JV Office Portfolio (the “Office Joint Venture”). The Office Joint Venture is managed and accounted for by RVMC Capital LLC, an affiliate of Workspace Property Trust (the “Managing Member”). The Managing Member of the Office Joint Venture has general authority to manage the operations of the Office Joint Venture. The Managing Member also has day-to-day management authority over the Office Joint Venture, subject to certain major decision rights held by another minority interest holder. The Managing Member may be removed from its management positions upon the occurrence of specified events. GRT VAO Sub has approval rights over certain major decisions regarding actions by the Office Joint Venture, including certain fundamental decisions that the Office Joint Venture may approve. GRT VAO Sub’s obligation is generally limited to its initial contribution. GRT VAO Sub is not obligated to make any additional capital contributions beyond its initial capital contribution.
The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial JV Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial JV Office Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “JV Office Mezzanine Loan”, and together with the JV Office Initial Mortgage Loan, the “Initial Office JV Loans”). The Initial Office JV Loans have a maturity date of September 9, 2024 (subject to a one-year extension option), and interest rates of (i) for the Initial JV Office Mortgage Loan, Term SOFR (1-month) (with a 4.4% interest rate cap on SOFR) + 3.885% (subject to a 0.25% increase during the extension term), and (ii) for the JV Office Mezzanine Loan, Term SOFR (1-month) + 6.824% (subject to a 0.25% increase during the extension term). In connection with the Initial Office JV Loans, the Office Joint Venture paid approximately $9.6 million for interest rate caps and funded a portion of the purchase by calling capital from its members (the “Capital Call”). GRT VAO Sub’s portion of the Capital Call was approximately $2.0 million. GRT VAO Sub is not obligated to and did not fund any amount of the Capital Call. In accordance with the Office Joint Venture’s governing documents, another member of the Office Joint Venture (the “Funding Member”) made an interest bearing loan to GRT VAO Sub in the principal amount of GRT VAO Sub’s portion of the Capital Call (the “Shortfall Loan”), the proceeds of which Shortfall Loan were used to fund GRT VAO Sub’s portion of the Capital Call. The Shortfall Loan is non-recourse to GRT VAO Sub and its affiliates and shall be repaid to the Funding Member solely out of (i) any distributions to which GRT VAO Sub is otherwise entitled under the Office Joint Venture’s governing documents and (ii) the proceeds from certain transfers which results in GRT VAO Sub and its affiliates no longer owning a direct or indirect equity interest in the Office Joint Venture.

The Office Joint Venture, through various subsidiary borrowers, also obtained acquisition financing for the Companion JV Office Portfolio, comprised of a $142.1 million mortgage loan, having a maturity date of January 6, 2025 (subject to a one-year extension option), and an interest rate of Term SOFR (1-month with a 4% interest rate cap on SOFR) + 4.50% (subject to a 0.25% increase during each extension term) (the “Companion Office JV Loan”, and together with the Initial Office JV Loans, the “Office JV Loans”).
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
The interests discussed above are deemed to be variable interests in variable interest entities (“VIE”) and based on an evaluation of the variable interests against the criteria for consolidation, the Company determined that it is not the primary beneficiary of the investment, as the Company does not have power to direct the activities of the entities that most significantly affect their performance. As such, the interest in the VIE is recorded using the equity method of accounting in the accompanying consolidated financial statements. Under the equity method, the investments in the unconsolidated entities are stated at cost and adjusted for the Company’s share of net earnings or losses and reduced by distributions. Equity in earnings of real estate ventures is generally recognized based on the allocation of cash distributions upon liquidation of the investment at book value in accordance with the operating agreements. The Company records the net earnings or losses on investment on a one quarter lag, as applicable. The Company's maximum exposure to losses associated with its unconsolidated investments is primarily limited to its initial contribution in the investments.
Summary of Investment in Office Joint Venture

In the third quarter of 2023, the Company recorded a complete write-off of its remaining investment balance in the Office Joint Venture. Subsequent to the write-off of the Office Joint Venture, the Company no longer records any equity income or losses. In accordance with Regulation S-X 10-01(b)(1), the Company presents the summarized interim financial statements of the Office Joint Venture below.
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	March 31, 2024(1)	December 31, 2023 (2)
Assets
Real estate properties, net	$1,082,012	$1,092,312
Other assets	274,878	299,045
Total Assets	$1,356,890	$1,391,357

Liabilities
Mortgages payable, net	$1,070,448	$1,067,005
Other liabilities	89,192	92,915
Total Liabilities	$1,159,640	$1,159,920
(1)Amounts are as of December 31, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Three Months Ended March 31,
	2024 (1)	2023 (2)
Total revenues	$50,206	$44,789
Expenses:
Operating expenses	(19,458)	(15,822)
General and administrative	(1,126)	(1,481)
Depreciation and amortization	(29,910)	(14,774)
Interest expense	(31,817)	(42,992)
Other income, net	262	352
Total Expenses	(82,049)	(74,717)
Net Loss	$(31,843)	$(29,928)
(1)Amounts represent the period of October 1, 2023 to December 31 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts represent the period of October 1, 2022 to December 31 2022 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of March 31, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	March 31, 2024	December 31, 2023	Contractual Interest Rate (1)		Loan Maturity(2)		Effective Interest Rate(3)
Secured Debt
Pepsi Bottling Ventures Mortgage Loan	$17,338	$17,439	3.69%		October 2024		3.79%
AIG Loan II	111,921	119,953	4.15%		November 2025		4.84%
BOA II Loan	250,000	250,000	4.32%		May 2028		4.14%
AIG Loan	91,824	92,444	4.96%		February 2029		5.12%
Highway 94 Mortgage Loan	—	11,709	—%	(4)	—	(4)	—%
Total Secured Debt	471,083	491,545
Unsecured Debt
Revolving Loan	400,000	400,000	SOF Rate + 1.30%	(5)	January 2026	(6)	6.94%
2025 Term Loan	400,000	400,000	SOF Rate + 1.25%	(5)	December 2025		6.91%
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	(5)	April 2026		6.75%
Total Unsecured Debt	950,000	950,000
Total Debt	1,421,083	1,441,545
Unamortized Deferred Financing Costs and Discounts, net	(4,650)	(5,622)
Total Debt, net	$1,416,433	$1,435,923
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of March 31, 2024 was 4.16% for both the Company’s fixed-rate and variable-rate debt combined and 3.72% for the Company’s fixed-rate debt only.
(2)Reflects the loan maturity dates as of March 31, 2024.
(3)Reflects the effective interest rate as of March 31, 2024 and includes the effect of amortization of discounts/premiums and deferred financing costs, but excludes the effect of the interest rate swaps.
(4)Highway 94 Mortgage loan was paid off in full in March 2024 in connection with the tenant’s closing on exercise of its purchase option for the Other segment property located in Jefferson City, Missouri.
(5)The applicable SOFR as of March 31, 2024 (assuming a five day look-back per the credit facility agreement) was 5.31%, which excludes a 0.1% per annum index adjustment as required per the Fifth Amendment to the Second Amended and Restated Credit Agreement.
(6)As of March 31, 2024, the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On May 2, 2024, the Company exercised its option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to January 31, 2026.

Second Amended and Restated Credit Agreement
Pursuant to the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), and the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of (i) a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $400.0 million (the “Revolving Loan”) maturing on June 30, 2024 (with one additional extension option to January 31, 2026, subject to the satisfaction of certain customary conditions), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan” and together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of March 31, 2024, the available undrawn capacity under the Revolving Credit Facility was $159.7 million.
As of March 31, 2024, the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On May 2, 2024, the Company exercised its option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to January 31, 2026.
Debt Covenant Compliance
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of March 31, 2024.
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
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Derivative Instruments
The Company entered into Interest Rate Swaps to hedge the variable cash flows associated with its variable-rate debt, including the KeyBank Loans. The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to Interest Rate Swaps will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at March 31, 2024 and December 31, 2023:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Assets/(Liabilities):
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$7,493	$7,891	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	4,983	5,250	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	3,719	3,915	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	3,204	2,924	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,557	2,331	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	2,553	2,327	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	2,533	2,304	100,000	100,000
Total				$27,042	$26,942	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of March 31, 2024, derivatives in an asset or liability position are included in the line item “Other assets” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$6,692	$(3,556)
Amount reclassified from AOCI into earnings under “Interest expense”	$(6,560)	$(4,778)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$16,148	$17,014
During the twelve months subsequent to March 31, 2024, the Company estimates that an additional $22.7 million of its income will be recognized from AOCI into earnings.
As of March 31, 2024 and December 31, 2023, there were no Interest Rate Swaps in a liability position. As of March 31, 2024 and December 31, 2023, the Company had not posted any collateral related to these agreements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Interest payable	$17,775	$17,073
Prepaid tenant rent	8,279	9,710
Deferred compensation	9,507	9,661
Real estate taxes payable	3,559	5,165
Property operating expense payable	2,121	4,469
Accrued construction in progress	53	1,183
Accrued tenant improvements	665	551
Other liabilities	22,173	30,417
Total	$64,132	$78,229

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) significant other observable inputs (“Level 2”), which can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals; and (iii) significant unobservable inputs (“Level 3”), which are typically based on an entity’s own assumptions, since there is little, if any, related market activity.
In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy between the periods ending December 31, 2023 and March 31, 2024.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2024 and December 31, 2023:

Assets/(Liabilities)	Total Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Interest Rate Swap Asset	$27,042	$—	$27,042	$—
Mutual Funds Asset	$7,467	$7,467	$—	$—

December 31, 2023
Interest Rate Swap Asset	$26,942	$—	$26,942	$—
Mutual Funds Asset	$7,148	$7,148	$—	$—
Nonrecurring Measurement - Real Estate Impairment
The following table is a summary of the quantitative fair value information for the impaired real estate asset. This asset was held for sale, therefore the Company used the estimated selling price less estimated costs to sell based on an executed contract, which the Company considered as a Level 2 measurement within the fair value hierarchy:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Unobservable Inputs	Range of Inputs
Other segment
Estimated selling price less cost to sell (per square foot)	$134.00
Nonrecurring Measurement - Goodwill Impairment
The Company’s goodwill has an indeterminate life and is not amortized. Goodwill is tested for impairment on October 1st of each year for each reporting unit, as applicable, or more frequently if events or changes in circumstances indicate that goodwill is more likely than not impaired. The Company performs a qualitative assessment to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each relevant reporting unit. If an impairment exists, the Company recognizes an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit.
During the three months ended March 31, 2024, the Company sold three properties within the Other segment for $49.5 million. As a result of the sales, the Company performed a quantitative assessment to estimate the fair value in the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. Thus, the Company recorded a $4.6 million impairment of the goodwill allocated to the Other reporting unit.
The following is a summary of the quantitative fair value information used in the goodwill impairment calculation.
The Company estimates the fair value of the real estate in the Other segment by using the discounted cash flow method, which the Company considered as Level 3 measurements within the fair value hierarchy:

Range of Inputs
Unobservable Inputs	Reporting Unit: Other
Market rent per square foot	$5.00 - $27.50
Discount rate	7.25% - 15.00%
Terminal capitalization rate	6.25% - 9.50%
The Company estimated the fair value of the mortgage loans encumbering assets within the Other segment as described in the Financial Instruments Disclosed at Fair Value section below. As part of the nonrecurring fair value measurement of mortgage loans within the goodwill impairment analysis, the Company determined that current borrowing rates available to the Company for debt instruments with similar terms and maturities ranged from 3.69% to 7.90%. The Company considered these inputs as Level 2 measurements within the fair value hierarchy. For the remaining assets and liabilities included within the goodwill impairment calculation, the Company determined that amounts within the consolidated financial statements approximated fair value.
As of March 31, 2024, the Company’s remaining goodwill balance was $74.1 million, of which $68.4 million was allocated to the Industrial segment and $5.7 million was allocated to the Other segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.
Financial Instruments at Fair Value
Financial instruments as of March 31, 2024 and December 31, 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and mortgage payable and other borrowings, as defined in Note 5, Debt. With the exception of the five mortgage loans in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2024 and December 31, 2023.
The fair value of the five mortgage loans in the table below is estimated by discounting each loan’s principal balance over the remaining term of the mortgage using current borrowing rates available to the Company for debt instruments with similar

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
terms and maturities. The Company determined that the mortgage debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	March 31, 2024		December 31, 2023
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$219,657	$250,000	$220,730	$250,000
AIG Loan II	106,400	111,921	115,340	119,953
AIG Loan	91,824	91,824	92,444	92,444
Pepsi Bottling Ventures Mortgage Loan	17,338	17,338	17,439	17,439
Highway 94 Mortgage Loan	—	—	11,709	11,709
Total	$435,219	$471,083	$457,662	$491,545
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2024 and December 31, 2023. See Note 5, Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of March 31, 2024, there were 36,346,608 common shares outstanding.
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
During the three months ended March 31, 2024, the Company did not sell shares under the ATM program.
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
Under the SRP, the Company would redeem shares as of the last business day of each quarter at a price equal to the most recently published NAV per share for the applicable class prior to quarter end. The SRP was suspended again on March 7, 2023 and terminated in connection with the Listing. The Company had redeemed 3,295,618 shares (excluding the self-tender offer, which occurred in May 2019) of common shares for approximately $275.5 million at a weighted average price per share of $83.60 pursuant to the SRP.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table summarizes share redemption activity under the SRP during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Shares of common shares redeemed	—	941
Weighted average price per share	$—	$66.87
(1) Does not include shares withheld (i.e., forfeited) by employees to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.
Issuance of Restricted Share Units to Executive Officers, Employees and Board of Trustees
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Plan”) which provides for the grant of share-based awards to the Company’s non-employee trustees, full-time employees, executive officers and certain persons who perform bona fide consulting or advisory services for the Company or any affiliate of the Company. Awards granted under the Plan may consist of stock options, restricted shares, share appreciation rights, distribution equivalent rights, profit interests in the Operating Partnership, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 777,778 shares. As of March 31, 2024, 116,904 common shares remained for issuance pursuant to awards granted under the Plan.
As of March 31, 2024 and March 31, 2023, there was $7.0 million and $16.9 million, respectively, of unrecognized compensation expense remaining, which vests between three months and approximately 3 years.
Total compensation expense related to RSUs for the three months ended March 31, 2024 and March 31, 2023 was approximately $1.6 million and $2.6 million, respectively.
The following table summarizes the activity of unvested shares of RSU awards for the periods presented:

	Number of Unvested Shares of RSU Awards	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2022	161,501
Granted	166,321	$56.53
Forfeited	(485)	$63.70
Vested	(167,784)	$69.02
Balance at December 31, 2023	159,553
Granted	35,796	$14.35
Forfeited	(494)	$60.74
Vested(1)	(45,036)	$32.52
Balance at March 31, 2024	149,819
(1)    Total shares vested include (4,875) common shares that were withheld (i.e., forfeited) by employees during the three months ended March 31, 2024 to satisfy minimum statutory tax withholding requirements associated with the vesting of RSUs.

Perpetual Convertible Preferred Shares
Prior to the Listing, on April 10, 2023, the Company redeemed all 5,000,000 shares of Series A Cumulative Perpetual Convertible Preferred Shares (the “Series A Preferred Shares”). The redemption price for the Series A Preferred Share was equal to $25.00 per share for a total redemption payment of $125.0 million, plus accumulated and unpaid distributions of $2.4 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
10.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by third parties.
As of March 31, 2024, noncontrolling interests constituted approximately 8.2% of total shares and 8.1% of weighted average shares outstanding (assuming OP Units were converted to common shares).
Any noncontrolling interest that fails to qualify as permanent equity has been reclassified as temporary equity and adjusted to the greater of (a) the carrying amount or (b) its redemption value as of the end of the period in which the determination is made.
As of March 31, 2024, the limited partners of the Operating Partnership owned approximately 3.2 million OP Units, which were issued to then affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction, and approximately 0.02 million OP Units were issued unrelated to property contributions.
All limited partners of the Operating Partnership have the right (the “Exchange Right”) to redeem their OP Units at an exchange price equal to the value of an equivalent number of common shares calculated pursuant to the terms of the limited partnership agreement and the applicable contribution agreement (“Share Value”). The Operating Partnership is obligated to satisfy the Exchange Right for cash equal to the Share Value unless the Company, as the general partner of the Operating Partnership, in its sole and absolute discretion, elects to directly (i) purchase the OP units for cash equal to the Share Value or (ii) purchase the limited partner’s OP Units by issuing common shares of the Company for the OP Units redeemed pursuant to the limited partnership agreement and applicable contribution agreement, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement.

The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2024 and year ended December 31, 2023:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	$91,629	$174,655
Reclass of noncontrolling interest subject to redemption	—	10
Exchange of noncontrolling interest	(486)	(27,169)
Reclass of redeemable non-controlling interest	—	3,801
Distributions to noncontrolling interests	(723)	(2,989)
Allocated distributions to noncontrolling interests subject to redemption	—	(728)
Allocated net income	445	(54,555)
Allocated other comprehensive income (loss)	12	(1,396)
Ending balance	$90,877	$91,629
Redemption of OP units from Self-Administration Transaction

In connection with the Self-Administration Transaction, Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and an affiliate of the sponsor of our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), Griffin Capital Company, LLC (“GCC LLC”), received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC “Management Company”). GC LLC assigned approximately 50% of the OP units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.

As previously disclosed, certain of our current and former employees and executive officers, including Michael Escalante, our Chief Executive Officer, and Javier Bitar, our Chief Financial Officer and Treasurer, were employed by affiliates of GC LLC prior to the Self-Administration Transaction and are therefore participants in a GC LLC ‘s long term incentive plan that made grants to such participants in connection with services rendered prior to the Self-Administration Transaction. Participants

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
in GC LLC’s long-term incentive plan, including Messrs. Escalante and Bitar, are entitled to receive distributions from the long-term incentive plan in the form of either cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.

The Listing required that certain awards under GC LLC’s long-term incentive plan be settled during the fourth quarter 2023 and in four annual installments thereafter, unless waived or modified.

On December 15, 2023, GC LLC settled the first of such installments by electing to redeem 209,954 OP units, and we satisfied such redemption request with our common shares.

If GC LLC elects to redeem additional OP units for further installments, we intend to satisfy such redemption request with our common shares. Any future redemption of OP units and distribution of common shares would have no economically dilutive effect on our common shareholders.

11.     Related Party Transactions
Summarized below are the related party transaction costs receivable and payable as of March 31, 2024 and December 31, 2023:

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2024	2023	2024	2023
Expensed
Costs advanced by related party	$—	$16	$—	$—
Office rent and related expenses	166	378	—	—
Other
Distributions	573	1,139	573	573
Total	$739	$1,533	$573	$573
Office Sublease
The Company and the Operating Partnership are parties to a sublease agreement dated March 25, 2022 with GCC, as amended, (the “El Segundo Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of the Company’s corporate headquarters and where the Company conducts day-to-day business. The Building is part of a campus that contains other buildings and parking (the “Campus”). The El Segundo Sublease also entitles the Company to use certain common areas on the Campus. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the El Segundo Sublease. The Company’s former Executive Chairman is the Chief Executive Officer and controls GCC and is also affiliated with GCPI.
On March 1, 2024, the El Segundo sublease was amended to (i) extend its expiration date of the term from June 30, 2024 through June 30, 2026, and (ii) adjust the monthly base rent from $0.05 million to $0.04 million, effective July 1, 2024, subject to annual escalations of 3%.

As of March 31, 2024, the Company recorded a lease liability and a right-of-use asset for approximately $1.0 million related to the El Segundo Sublease, which is included in Right of Use Assets and Lease Liability on the Company’s consolidated balance sheet.

Administrative Services Agreement
The Company no longer has in place an administrative services agreement. Prior to the Listing, and in connection with the Self-Administration Transaction, the Company, Operating Partnership, Predecessor, and Management Company, on the one hand, and GCC LLC and GC LLC, on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC LLC and GC LLC provided certain operational and administrative services to the Company at cost. As of October 6, 2023, the ASA is terminated. Under the ASA, the Company paid GCC LLC a monthly amount based on the actual costs anticipated to be incurred by GCC LLC for the provision such of

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
services until such items were terminated from the ASA. Such costs were reconciled periodically and a full review of the costs was performed at least annually. In addition, the Company directly paid or reimbursed GCC LLC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

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
The Company recognized $51.6 million and $58.3 million of lease income related to operating lease payments for the three months ended March 31, 2024 and March 31, 2023, respectively.
The Company's current third-party tenant leases have expirations ranging from 2024 to 2044. The following table sets forth the undiscounted cash flows for future minimum base rents to be received under operating leases as of March 31, 2024:

As of March 31, 2024
Remaining 2024	$139,438
2025	186,113
2026	183,891
2027	170,973
2028	156,268
Thereafter	598,758
Total	$1,435,441
The future minimum base rents in the table above excludes tenant reimbursements of operating expenses, amortization of adjustments for deferred rent receivables and the amortization of above/below-market lease intangibles.
Lessee - Ground Leases
As of March 31, 2024, the Company is the tenant under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
Lessee - Office Leases
As of March 31, 2024, the Company is the tenant under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois, which expires on June 29, 2025.
Lessee Summary - Ground Leases and Office Leases
For ground leases and operating leases in which the Company is a lessee, the Company incurred costs of approximately $1.0 million for the three months ended March 31, 2024 and $1.0 million for the three months ended March 31, 2023, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million for the three months ended March 31, 2024 and $0.5 for the three months ended March 31, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the weighted-average for the lease term and the discount rate for the ground leases and office leases in which the Company is a lessee as of March 31, 2024:

	As of March 31, 2024
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	75.3	15.7
Weighted-average discount rate (1)	4.99%	3.42%
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
Maturities of lease liabilities as of March 31, 2024 were as follows:

	As of March 31, 2024
	Operating	Financing
2024	$1,606	$309
2025	2,051	365
2026	1,748	375
2027	1,527	381
2028	1,595	386
Thereafter	248,695	3,072
Total undiscounted lease payments	257,222	4,888
Less: imputed interest	(213,290)	(1,888)
Total lease liabilities	$43,932	$3,000

13.    Commitments and Contingencies
Capital Expenditures, Leasing, and Tenant Improvement Commitments
As of March 31, 2024, the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $13.9 million.

Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.

14.    Segment Reporting
The Company reports its results in three reportable segments: Industrial, Office, and Other. The Industrial segment consists of high-quality, well-located industrial properties with modern specifications. The Office segment includes newer, high-quality office properties. The Other segment consists of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents segment NOI for the three months ended March 31, 2024 and March 31, 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Industrial NOI
Total Industrial revenues	$14,833	$14,594
Industrial operating expenses	(2,316)	(1,964)
Industrial NOI	12,517	12,630

Office NOI
Total Office revenues	32,999	39,189
Office operating expenses	(5,485)	(6,337)
Office NOI	27,514	32,852

Other NOI
Total Other revenues	11,395	13,190
Other operating expenses	(3,799)	(5,153)
Other NOI	7,596	8,037
Total Segment NOI	$47,627	$53,519
A reconciliation of net loss to NOI for the three months ended March 31, 2024 and March 31, 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net Income to Total NOI
Net income	$5,470	$9,017
General and administrative expenses	9,680	9,728
Corporate operating expenses to related parties	166	378
Real estate impairment provision	1,376	—
Depreciation and amortization	23,415	31,356
Interest expense	16,148	17,014
Other income, net	(4,045)	(1,212)
Net loss from investment in unconsolidated entity	—	14,661
Gain from disposition of assets	(9,177)	(30,610)
Goodwill impairment provision	4,594	—
Transaction expenses	—	3,187
Total NOI	$47,627	$53,519
The following table presents the Company’s goodwill for each of the segments as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
	2024	2023
Goodwill
Industrial	$68,373	$68,373
Office	—	—
Other	5,679	10,274
Total Goodwill	$74,052	$78,647
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of the March 31, 2024 and December 31, 2023:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	March 31,	December 31,
	2024	2023
Industrial Real Estate, net
Total real estate	$741,717	$741,737
Accumulated depreciation and amortization	(158,606)	(152,353)
Industrial real estate, net	583,111	589,384

Office Real Estate, net
Total real estate	1,506,627	1,505,959
Accumulated depreciation and amortization	(299,545)	(286,136)
Office real estate, net	1,207,082	1,219,823

Other Real Estate, net
Total real estate	327,728	362,415
Accumulated depreciation and amortization	(106,057)	(112,063)
Other real estate, net	221,671	250,352

Total Real Estate, net	$2,011,864	$2,059,559

Total Real Estate Held for Sale, net
Total real estate	$9,887	$64,289
Accumulated depreciation and amortization	(2,500)	(14,636)
Real estate held for sale, net	$7,387	$49,653
Total asset information by segment is not reported because the Company does not use this measure to assess performance or to make resource allocation decisions.

15.     Declaration of Dividends
On February 21, 2024, the Board declared an all-cash dividend for the first quarter in the amount of $0.225 per common share. The Company paid such dividends on April 18, 2024 to shareholders of record as of March 29, 2024.
16.    Subsequent Events
On May 2, 2024, the Company exercised its option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to January 31, 2026.
On May 2, 2024, the Board declared an all-cash distribution for the second quarter in the amount of $0.225 per common share. Such dividend is payable on or about July 18, 2024 to shareholders of record as of June 28, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Overview
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
PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly all of the Company’s assets. As of March 31, 2024, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of March 31, 2024, the Company’s wholly-owned portfolio (i) consisted of 67 properties located in 22 states, (ii) was 96.3% leased with a weighted average remaining lease term (“WALT”) of approximately 6.8 years, and (iii) generated approximately $185.8 million Annualized Base Rent (“ABR”).

The Company reports the results of its wholly-owned portfolio in three segments which had the following characteristics as of March 31, 2024:

• Industrial: This segment (i) consisted of 19 industrial properties, (ii) was 100% leased with a WALT of approximately 6.5 years, and (iii) generated approximately 27% of total ABR.

• Office: This segment (i) consisted of 34 office properties, (ii) was 98.7% leased with a WALT of approximately 7.6 years, and (iii) generated approximately 60% of total ABR.

• Other: This segment (i) consisted of 14 properties, (ii) was 75.5% leased with a WALT of approximately 3.8 years, and (iii) generated approximately 13% of total ABR.

Revenue Concentration
By State:
The percentage of ABR as of March 31, 2024 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Arizona	$23,414	7	12.6%
New Jersey	19,591	5	10.5
Colorado	16,626	4	8.9
Ohio	13,261	5	7.1
Massachusetts	12,449	3	6.7
California	12,271	2	6.6
South Carolina	9,853	3	5.3
Alabama	9,409	2	5.1
North Carolina	9,088	6	4.9
Illinois	8,901	3	4.8
Subtotal	$134,863	40	72.5%
All Others (1)	50,931	27	27.5
Total	$185,794	67	100.0%
(1)     All others are 4.7% or less of ABR on an individual state basis.
By Industry:
The percentage of ABR as of March 31, 2024, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$29,813	14	16.0%
Consumer Services	21,677	5	11.7
Materials	17,191	4	9.3
Food, Beverage & Tobacco	16,749	3	9.0
Utilities	11,482	2	6.2
Health Care Equipment & Services	11,262	4	6.1
Commercial & Professional Services	10,650	6	5.7
Retailing	9,772	2	5.3
Technology Hardware & Equipment	9,179	3	4.9
Diversified Financials	9,127	3	4.9
Subtotal	$146,902	46	79.1%
All Others (2)	38,892	17	20.9
Total	$185,794	63	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     All others account for less than 4.6% of total ABR on an individual industry basis.

Top Ten Tenants:
Pursuant to the respective in-place leases, no lessee or property generated more than 6.2% of our ABR as of March 31, 2024. As of March 31, 2024, our top 10 tenants are as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Keurig Dr. Pepper	$11,532	6.2%
Southern Company	9,409	5.1
LPL	8,701	4.7
Amazon	8,590	4.6
Freeport McMoRan	7,867	4.2
Maxar Technologies	7,723	4.2
RH	7,487	4.0
Wyndham Hotels & Resorts	7,392	4.0
McKesson	6,199	3.3
Travel & Leisure, Co.	5,826	3.1
Subtotal	$80,726	43.4%
All Others (1)	105,068	56.6
Total	$185,794	100.0%
(1)     No individual tenant included within “All others” account for more than 2.9% of ABR.
Lease Expirations:
As of March 31, 2024, our lease expirations by year are as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Number of Leases	Approx. Square Feet	Percentage of ABR
2024	$5,667	4	312,000	3.1%
2025	7,685	6	728,000	4.1
2026	7,690	2	1,155,000	4.1
2027	14,349	7	571,000	7.7
2028	18,925	11	2,027,000	10.2
2029	41,844	12	2,574,000	22.5
>2029	89,634	32	8,657,000	48.3
Vacant	—	—	612,000	—
Total	$185,794	74	16,636,000	100.0%
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

Results of Operations
Overview
The Company’s long-term objective is to leverage the experience of our team to maximize shareholder value through the ownership and operation of industrial and select office assets located in strategic growth markets. We are focused on maintaining a strong balance sheet that enables us to execute multi-channel investments across the risk and capital spectrum. It is our intention to continue to maximize our balance sheet flexibility through, among other things, free cash flow generation and the continued execution of our strategic disposition plan. We seek to generate internal and external growth by increasing the cash flow from our properties and expanding our portfolio by making industrial-focused investments.
Business Environment
The dynamic landscape of the capital markets has caused a shift in the sentiment of real estate investors. The interplay of economic indicators, geopolitical tensions, and monetary policy adjustments has created an environment where caution prevails. Amidst these challenges, real estate investors appear to be cautiously optimistic about the potential for a reversal of interest rates by the Federal Reserve which could alleviate the availability and cost of financing, potentially revitalizing investor confidence.
The office market is undergoing a period of adaptation driven by evolving workplace preferences. While overall demand for office space nationwide has declined, newer and more modern office buildings, with high walk-scores, immediate access to retail amenities and transportation hubs appear to continue to attract and retain tenants and achieve top-of-market rental rates.
Industrial trends including onshoring and nearshoring of manufacturing and warehousing operations, the projected increase in U.S. industrial production, and the continued growth of e-commerce are anticipated to drive sustained demand for industrial real estate. The slowing pace of construction and increasing resistance from municipalities for new industrial development are limiting industrial supply, which we believe will benefit industrial assets. Also, while demand has moderated relative to record levels in recent years, it remains steady across most markets and vacancy rates remain low by historic standards.
For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion above, and (ii) the risks highlighted in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K.
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
Reconciliation of Net Income to Same Store NOI
Total net income for the three months ended March 31, 2024 and March 31, 2023 was $5.5 million and $9.0 million, respectively. The following table reconciles net income to Same Store NOI for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net Income to Same Store NOI
Net income	$5,470	$9,017
General and administrative expenses	9,680	9,728
Corporate operating expenses to related parties	166	378
Real estate impairment provision	1,376	—
Depreciation and amortization	23,415	31,356
Interest expense	16,148	17,014
Other income, net	(4,045)	(1,212)
Net loss from investment in unconsolidated entity	—	14,661
Gain from disposition of assets	(9,177)	(30,610)
Goodwill impairment provision	4,594	—
Transaction expenses	—	3,187
Total NOI	$47,627	$53,519
Same Store Adjustments:
Recently disposed properties	(2,353)	(7,658)
Inducement adjustment	—	(101)
Corporate related adjustment	(16)	—
Total Same Store NOI	$45,258	$45,760
Same Store Analysis
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
For the three months ended March 31, 2024, our “Same Store” portfolio consisted of 67 properties, encompassing approximately 16.6 million square feet, and Annualized Base Rent as of March 31, 2024 of $185.8 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 67 properties by segment for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$14,833	$14,241	$592	4%
Industrial operating expenses	(2,316)	(1,938)	378	20%
Industrial NOI	12,517	12,303	214	2%

Office Same Store NOI
Total Office revenues	32,754	32,876	(122)	—%
Office operating expenses	(5,497)	(5,100)	397	8%
Office NOI	27,257	27,776	(519)	(2)%

Other Same Store NOI
Total Other revenues	8,473	8,667	(194)	(2)%
Other operating expenses	(2,989)	(2,986)	3	—%
Other NOI	5,484	5,681	(197)	(3)%
Total Same Store NOI	$45,258	$45,760	$(502)	(1)%
NOI
Total Same Store NOI decreased by $0.5 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.

Industrial Same Store NOI increased $0.2 million primarily due to the execution of lease extensions in 2023 partially offset by increases in non-recoverable operating expenses.
Office Same Store NOI decreased $0.5 million primarily due to lease expirations and timing of recoverable operating expenses.
Other Same Store NOI decreased $0.2 million primarily due to lease expirations.
Portfolio Analysis
Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023
Net Income
For the three months ended March 31, 2024, the Company recorded net income of $5.5 million compared to net income of $9.0 million for the three months ended March 31, 2023. The reasons for the change are discussed below.
The following table reconciles net income to NOI for the three months ended March 31, 2024 and March 31, 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023	Change	Percentage Change
Reconciliation of Net (Loss) Income to Total NOI
Net income	$5,470	$9,017	$(3,547)	(39)%
General and administrative expenses	9,680	9,728	(48)	—%
Corporate operating expenses to related parties	166	378	(212)	(56)%
Real estate impairment provision	1,376	—	1,376	100%
Depreciation and amortization	23,415	31,356	(7,941)	(25)%
Interest expense	16,148	17,014	(866)	(5)%
Other income, net	(4,045)	(1,212)	(2,833)	234%
Net loss from investment in unconsolidated entity	—	14,661	(14,661)	(100)%
Gain from disposition of assets	(9,177)	(30,610)	21,433	(70)%
Goodwill impairment provision	4,594	—	4,594	100%
Transaction expenses	—	3,187	(3,187)	(100)%
Total NOI	$47,627	$53,519	$(5,892)	(11)%
The following table provides further detail regarding segment NOI:

	Three Months Ended March 31,
	2024	2023	Change	Percentage Change
Industrial NOI
Industrial revenues	$14,833	$14,594	$239	2%
Industrial operating expenses	(2,316)	(1,964)	352	18%
Industrial NOI	12,517	12,630	(113)	(1)%

Office NOI
Office revenues	32,999	39,189	(6,190)	(16)%
Office operating expenses	(5,485)	(6,337)	(852)	(13)%
Office NOI	27,514	32,852	(5,338)	(16)%

Other NOI
Other revenues	11,395	13,190	(1,795)	(14)%
Other operating expenses	(3,799)	(5,153)	(1,354)	(26)%
Other NOI	7,596	8,037	(441)	(5)%
Total NOI	$47,627	$53,519	$(5,892)	(11)%
NOI
Total NOI decreased by $5.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023.
Industrial NOI decreased $0.1 million primarily due to property dispositions in 2023, prior to the Listing.
Office NOI decreased $5.3 million primarily due to property dispositions in 2023 and 2024.
Other NOI decreased $0.4 million primarily due to property dispositions in 2023 and 2024.
General and Administrative Expense
General and administrative expense remained materially consistent for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties decreased $0.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the termination of the administrative services agreement in 2023.
Real Estate Impairment
Real estate impairment increased approximately $1.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the impairment of an Other segment property held for sale in 2024.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $7.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to dispositions and impairments in 2023 and 2024.
Interest Expense
Interest expense decreased approximately $0.9 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to debt payoffs in 2023 and 2024, partially offset by higher interest rates on unhedged variable debt.

Other Income, Net
The increase in other income, net of $2.8 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to increases in interest income earned from money market accounts.
Net loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased approximately $14.7 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 due to the complete write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023.

Gain From Disposition of Assets
Gain from disposition of assets decreased approximately $21.4 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to a lower net gain recognized from dispositions in 2024.
Goodwill Impairment
Goodwill impairment increased approximately $4.6 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the impairment of the goodwill related to the Other segment in the first quarter of 2024 as a result of the sale of three Other segment properties.
Transaction Expenses
Transaction expenses decreased by $3.2 million for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 primarily due to the Listing related expenses incurred in 2023.
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
There have been no significant changes to the critical accounting policies and estimates during the period covered by this report. For a summary of certain of our critical accounting policies and estimates, refer to our filed Annual Report on Form 10-K for the year ended December 31, 2023 and Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements under Item 1 of this report on Form 10-Q.

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
Additionally, we use AFFO as a non-GAAP financial measure to evaluate our operating performance. AFFO excludes non-routine and certain non-cash items such as revenues in excess of cash received, amortization of share-based compensation net, deferred rent, amortization of in-place lease valuation, acquisition or investment-related costs, financed termination fee, net of payments received, gain or loss from the extinguishment of debt, unrealized gains (losses) on derivative instruments, write-off transaction costs and other one-time transactions. We believe that AFFO is a recognized measure of sustainable operating performance by the REIT industry and is useful in comparing the sustainability of our operating performance with the sustainability of the operating performance of other real estate companies. Management believes that AFFO is a beneficial indicator of our ongoing portfolio performance and isolates the financial results of our operations. AFFO, however, is not considered an appropriate measure of historical earnings as it excludes certain significant costs that are otherwise included in reported earnings. Further, since the measure is based on historical financial information, AFFO for the period presented may not be indicative of future results.
By providing FFO and AFFO, we present information that assists investors in aligning their analysis with management’s analysis of long-term operating activities. FFO and AFFO have been revised to include amounts available to both common shareholders and limited partners for all periods presented.
For all of these reasons, we believe the non-GAAP measures of FFO and AFFO, in addition to net income (loss) are helpful supplemental performance measures and useful to investors in evaluating the performance of our real estate portfolio. However, a material limitation associated with FFO and AFFO is that they are not indicative of our cash available to fund the payment of dividends since other uses of cash, such as capital expenditures at our properties and principal payments of debt, are not deducted when calculating FFO and AFFO. The use of AFFO as a measure of long-term operating performance on value is also limited if we do not continue to operate under our current business plan. FFO and AFFO should not be viewed as a more prominent measure of performance than net income (loss) and each should be reviewed in connection with GAAP measurements.
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

Our calculation of FFO and AFFO is presented in the following table for the three months ended March 31, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2024	2023
Net income	$5,470	$9,017
Adjustments:
Depreciation of building and improvements	15,564	20,054
Amortization of leasing costs and intangibles	7,947	11,397
Impairment provision, real estate	1,376	—
Equity interest of depreciation of building and improvements - unconsolidated entity	—	7,238
Gain from disposition of assets, net	(9,177)	(30,610)
FFO	21,180	17,096
Distribution to redeemable preferred shareholders	—	(2,376)
FFO attributable to common shareholders and limited partners	$21,180	$14,720
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and limited partners	$21,180	$14,720
Adjustments:
Revenues in excess of cash received, net	(826)	(4,283)
Amortization of share-based compensation	1,432	2,556
Deferred rent - ground lease	416	433
Unrealized loss (gain) on investments	(189)	(32)
Amortization of above/(below) market rent, net	(259)	(122)
Amortization of debt premium/(discount), net	107	102
Amortization of ground leasehold interests	(97)	(96)
Amortization of below tax benefit amortization	372	368
Amortization of deferred financing costs	1,050	1,274
Amortization of lease inducements	—	101
Company’s share of amortization of deferred financing costs- unconsolidated entity	—	9,632
Company’s share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	(826)
Company’s share of amortization of above market rent - unconsolidated entity	—	(288)
Write-off of transaction costs	—	32
Transaction expenses	—	3,187
Impairment provision, goodwill	4,594	—
AFFO available to common shareholders and limited partners	$27,780	$26,758
FFO per share/unit, basic and diluted	$0.54	$0.37
AFFO per share/unit, basic and diluted	$0.70	$0.68

Weighted-average common shares outstanding - basic and diluted EPS	36,309,019	35,999,325
Weighted-average OP Units	3,218,826	3,537,654
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,527,845	39,536,979

NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding equity in earnings of our unconsolidated real estate joint ventures, general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss and termination income. NOI on a cash basis (“Cash NOI”) is NOI adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. We believe that NOI and Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI and Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI and Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
Because NOI and Cash NOI exclude depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of NOI and Cash NOI as measures of our performance is limited. Therefore, NOI and Cash NOI should not be considered as alternatives to net income (loss), as computed in accordance with GAAP. NOI and Cash NOI may not be comparable to similarly titled measures of other companies.
Our calculation of each of NOI and Cash NOI is presented in the following table for three months ended March 31, 2024 and 2023 (dollars in thousands):

	Three Months Ended March 31,
	2024	2023
Reconciliation of Net Income (Loss) to Total NOI
Net income	$5,470	$9,017
General and administrative expenses	9,680	9,728
Corporate operating expenses to related parties	166	378
Real estate impairment provision	1,376	—
Goodwill impairment provision	4,594	—
Depreciation and amortization	23,415	31,356
Interest expense	16,148	17,014
Other income, net	(4,045)	(1,212)
Net loss from investment in unconsolidated entity	—	14,661
Gain from disposition of assets	(9,177)	(30,610)
Transaction expenses	—	3,187
Total NOI	$47,627	$53,519

	Three Months Ended March 31,
	2024	2023
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$12,517	$12,630
Straight-line rents	(604)	(117)
Amortization of acquired lease intangibles	(96)	(95)
Deferred termination income	—	(24)
Industrial Cash NOI	11,817	12,394

Office Segment:
Office NOI	27,514	32,852
Straight-line rents	(689)	(4,457)
Amortization of acquired lease intangibles	(126)	99
Deferred ground/Office lease	433	433
Other intangible amortization	372	368
Inducement amortization	—	101
Office Cash NOI	27,504	29,396

Other Segment:
Other NOI	7,596	8,037
Straight-line rents	467	315
Amortization of acquired lease intangibles	(37)	(126)
Deferred ground/Office lease	(17)	—
Other Cash NOI	8,009	8,226
Total Cash NOI	$47,330	$50,016

Liquidity and Capital Resources
Overview
We believe that cash flow generated from our properties, including proceeds from dispositions, will continue to enable us to fund our normal operating expenses, regular debt service obligations, capital expenditures, possible acquisitions of, or investments in, assets, and all dividends and distribution requirements in accordance with applicable REIT requirements in both the short-term and long-term. Furthermore, we expect that cash on hand, borrowings from our Revolving Credit Facility, proceeds from mortgage financing and other debt, proceeds from the sale of properties, and issuances of equity will provide other potential sources of capital. To the extent we are not able to secure other sources of capital, we will be heavily dependent upon income from operations and our current financing.
Sources of Liquidity
Cash Resources
As of March 31, 2024, we had approximately $436.3 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to remain relatively consistent and adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, and general financial and economic conditions.
Credit Facility
As of March 31, 2024, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of (i) a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $400.0 million (the “Revolving Loan”), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “$400M 2025 5-Year Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “$150M 2026 7-Year Term Loan” and together with the Revolving Credit Facility and the $400M 2025 5-Year Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate.
As of March 31, 2024, the available undrawn capacity under the Revolving Credit Facility was $159.7 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. During the three months ended March 31, 2024, we did not sell shares under the ATM program.
Other Potential Sources of Capital
Other potential sources of capital include proceeds from private or public offerings of our common shares or OP Units, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate transaction, and entering into joint venture arrangements to invest in assets. If necessary, we may use other sources of capital in the event of unforeseen expenditures.

Uses of Liquidity
Contractual Obligations
Our material cash requirements as of March 31, 2024 included the following contractual obligations:

Debt and Ground Lease Obligations	Total Payments	Remaining 2024	Thereafter
Outstanding debt obligations (1)	$1,421,083	$21,349	$1,399,735
Interest on outstanding debt obligations (2)	207,015	63,802	143,213
Ground lease obligations	262,378	1,556	260,822
Total	$1,890,476	$86,707	$1,803,770
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at March 31, 2024. Projected interest payments on our KeyBank Loans are based on the contractual interest rates in effect at March 31, 2024.
Additionally, as of March 31, 2024, the Company had an aggregate remaining contractual commitment for capital expenditures, leasing commissions and tenant improvements of approximately $13.9 million.
Dividends and Distributions
Dividends will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended March 31, 2024, our Board declared an all-cash dividend in the amount of $0.225 per common share.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to our shareholders. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of March 31, 2024, the Company satisfied the REIT requirements and distributed all of its taxable income.

Outstanding Indebtedness
As of March 31, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	March 31, 2024		December 31, 2023	Contractual Interest Rate (1)		Loan Maturity(2)		Effective Interest Rate(3)
Secured Debt
Pepsi Bottling Ventures Mortgage Loan	$17,338		$17,439	3.69%		October 2024		3.79%
AIG Loan II	111,921		119,953	4.15%		November 2025		4.84%
BOA II Loan	250,000		250,000	4.32%		May 2028		4.14%
AIG Loan	91,824		92,444	4.96%		February 2029		5.12%
Highway 94 Mortgage Loan	—	(4)	11,709	—%	(4)	—	(4)	—%
Total Secured Debt	471,083		491,545
Unsecured Debt
Revolving Loan	400,000		400,000	SOF Rate + 1.30%	(5)	January 2026	(6)	6.94%
2025 Term Loan	400,000		400,000	SOF Rate + 1.25%	(5)	December 2025		6.91%
2026 Term Loan	150,000		150,000	SOF Rate + 1.25%	(5)	April 2026		6.75%
Total Unsecured Debt	950,000		950,000
Total Debt	1,421,083		1,441,545
Unamortized Deferred Financing Costs and Discounts, net	(4,650)		(5,622)
Total Debt, net	$1,416,433		$1,435,923
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of March 31, 2024 was 4.16% for both the Company’s fixed-rate and variable-rate debt combined and 3.72% for the Company’s fixed-rate debt only.
(2)Reflects the loan maturity dates as of March 31, 2024.
(3)Reflects the effective interest rate as of March 31, 2024 and includes the effect of amortization of discounts/premiums and deferred financing costs, but excludes the effect of the interest rate swaps.
(4)Highway 94 Mortgage loan was paid off in full in March 2024 in connection with the tenant’s closing on exercise of its purchase option for the Other segment property located in Jefferson City, Missouri.
(5)The applicable SOFR as of March 31, 2024 (assuming a five day look-back per the credit facility agreement) was 5.31%, which excludes a 0.1% per annum index adjustment as required per the Fifth Amendment to the Second Amended and Restated Credit Agreement.
(6)As of March 31, 2024, the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) was June 30, 2024. On May 2, 2024, the Company exercised its option to extend the Revolving Loan Maturity Date, which upon satisfaction or waiver of certain customary conditions, will extend to January 31, 2026.
Debt Covenants
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in these debt covenants from what was disclosed in our most recent Annual Report on Form 10-K. We were in compliance with all of our required debt covenants at March 31, 2024.
Summary of Cash Flows
Comparison of cash flow activity as of March 31, 2024 and March 31, 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Net cash provided by operating activities	$16,191	$22,251	$(6,060)
Net cash provided by investing activities	$60,527	$164,981	$(104,454)
Net cash used in financing activities	$(30,264)	$(54,967)	$24,703
Cash and cash equivalents and restricted cash were $447.5 million and $370.2 million as of March 31, 2024 and March 31, 2023, respectively.

Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the three months ended March 31, 2024, we generated $16.2 million in cash from operating activities compared to $22.3 million for the three months ended March 31, 2023. The decrease in cash from operating activities was primarily due to the disposition of properties.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$62,414	$165,897	$(103,483)
Distributions of capital from investment in unconsolidated entities	—	—	—
Total sources of cash provided by investing activities	$62,414	$165,897	$(103,483)
Uses of cash for investing activities:
Payments for construction in progress	$(1,846)	$(846)	$(1,000)
Purchase of investments	(41)	(70)	29
Total uses of cash used in investing activities	$(1,887)	$(916)	$(971)
Net cash provided by investing activities	$60,527	$164,981	$(104,454)
Financing Activities. Cash used in financing activities for the three months ended March 31, 2024 and 2023 consisted of the following (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$—	$400,000	$(400,000)
Proceeds from borrowings - Term Loan	—	—	—
Total sources of cash provided by financing activities	$—	$400,000	$(400,000)
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(18,868)	(19,013)	145
Principal payoff of indebtedness - Term Loan	—	(400,000)	400,000
Principal amortization payments on secured indebtedness	(1,594)	(1,858)	264
Offering costs	86	(9)	95
Deferred financing costs	(682)	(2,580)	1,898
Repurchase of common shares	—	(4,443)	4,443
Distributions to noncontrolling interests	(724)	(2,136)	1,412
Distributions to preferred units subject to redemption	—	(2,516)	2,516
Repurchase of common shares to satisfy employee tax withholding requirements	(79)	(381)	302
Distributions to common shareholders	(8,193)	(21,822)	13,629
Financing lease payment	(210)	(209)	(1)
Total sources of cash used in financing activities	$(30,264)	$(454,967)	$424,703
Net cash (used in) provided by financing activities	$(30,264)	$(54,967)	$24,703

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
As of March 31, 2024, our debt consisted of approximately $1.2 billion in fixed rate debt (including the interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $4.7 million). As of December 31, 2023, our debt consisted of approximately $1.2 billion in fixed rate debt (including the effect of interest rate swaps) and approximately $200.0 million in variable rate debt (excluding unamortized deferred financing cost and discounts, net, of approximately $5.6 million). Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value.
Our future earnings and fair values relating to variable rate financial instruments are primarily dependent upon prevalent market rates of interest, such as SOFR. However, our interest rate swap agreements are intended to reduce the effects of interest rate changes. The effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our interest rate swap agreements, would decrease our future earnings and cash flows by approximately $2.1 million annually.
Interest rate risk amounts were determined by considering the impact of hypothetical interest rates on our financial instruments. These analyses do not consider the effect of any change in overall economic activity that could occur, which may result in us taking actions to further mitigate our exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, these analyses assume no changes in our financial structure.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Quarterly Report on Form 10-Q, management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon, and as of the date of the evaluation, our chief executive officer (our principal executive officer) and chief financial officer (our principal financial officer) concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of the end of the period covered by this Quarterly Report on Form 10-Q that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2024, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2024, the Company repurchased shares as follows:

For the Month Ended	Total Number of Shares Repurchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
January 31, 2024	—		$—	—	—
February 28, 2024	—		$—	—	—
March 31, 2024	4,875	(1)	$16.22	—	—
(1)Consists of shares withheld (i.e. forfeited) pursuant to provisions of employee benefit plans that permit the repurchase of shares to satisfy statutory tax withholding obligations.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Form of Time-Based Restricted Stock Unit Agreement (NEOs) for 2024, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.2
Form of Time-Based Restricted Stock Unit Agreement (Employees) for 2024, incorporated by reference to Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.3*	First Amendment to Sublease, dated as of March 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P.
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Peakstone Realty Trust financial information for the period ended March 31, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	May 7, 2024	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)