Form 10-Q
period 2024-06-30
Peakstone Realty Trust
filed 2024-08-08
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2024, there were 36,375,743 common shares outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; recent and ongoing disruption in the debt and banking markets; tenant, geographic concentration, and the financial condition of our tenants; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to refinance or repay debt; whether work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; future financial and operating results, plans, objectives, expectations and intentions; our ability to manage cash flows; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a REIT and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plan, including any acquisitions, investments, or dispositions; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those risks disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$446,800	$391,802
Restricted cash	14,496	9,208
Real estate:
Land	225,330	231,175
Building and improvements	1,942,591	1,968,314
Tenant origination and absorption cost	394,728	402,251
Construction in progress	1,069	8,371
Total real estate	2,563,718	2,610,111
Less: accumulated depreciation and amortization	(581,421)	(550,552)
Total real estate, net	1,982,297	2,059,559
Intangible assets, net	28,281	29,690
Deferred rent receivable	65,289	63,272
Deferred leasing costs, net	18,117	19,112
Goodwill	74,052	78,647
Right of use assets	33,771	33,736
Interest rate swap asset	22,710	26,942
Other assets	42,172	27,446
Real estate assets and other assets held for sale, net	2,730	50,211
Total assets	$2,730,715	$2,789,625
LIABILITIES AND EQUITY
Debt, net	$1,408,517	$1,435,923
Distributions payable	8,486	8,344
Due to related parties	573	573
Intangible liabilities, net	14,552	16,023
Lease liability	46,934	46,281
Accrued expenses and other liabilities	64,970	78,229
Liabilities held for sale	92	539
Total liabilities	1,544,124	1,585,912

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; shares authorized, 800,000,000; shares outstanding in the aggregate, 36,370,740 and 36,304,145 as of June 30, 2024 and December 31, 2023, respectively	37	36
Additional paid-in capital	2,994,303	2,990,085
Cumulative distributions	(1,092,609)	(1,076,000)
Accumulated deficit	(826,597)	(827,854)
Accumulated other comprehensive income	21,986	25,817
Total shareholders’ equity	1,097,120	1,112,084
Noncontrolling interests	89,471	91,629
Total equity	1,186,591	1,203,713
Total liabilities and equity	$2,730,715	$2,789,625
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Rental income	$55,952	$62,540	$115,179	$129,513
Expenses:
Property operating expense	5,658	6,919	12,337	14,029
Property tax expense	4,513	5,545	9,023	11,367
Property management fees	359	430	769	952
General and administrative expenses	9,116	12,030	18,796	21,758
Corporate operating expenses to related parties	169	341	336	718
Depreciation and amortization	22,998	30,472	46,413	61,827
Real estate impairment provision	6,505	397,373	7,881	397,373
Total expenses	49,318	453,110	95,555	508,024
Income before other income (expenses)	6,634	(390,570)	19,624	(378,511)
Other income (expenses):
Interest expense	(15,845)	(16,068)	(31,994)	(33,082)
Other income, net	5,167	2,747	9,213	3,959
Net loss from investment in unconsolidated entity	—	(17,508)	—	(32,169)
(Loss) gain from disposition of assets	(57)	(9,701)	9,120	20,909
Goodwill impairment provision	—	—	(4,594)	—
Transaction expenses	—	(21,303)	—	(24,490)
Net (loss) income	(4,101)	(452,403)	1,369	(443,384)
Distributions to redeemable preferred shareholders	—	—	—	(2,376)
Preferred units redemption	—	(4,970)	—	(4,970)
Net loss (income) attributable to noncontrolling interests	333	40,909	(112)	40,324
Net (loss) income attributable to controlling interests	(3,768)	(416,464)	1,257	(410,406)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(13)	—	(36)
Net (loss) income attributable to common shareholders	$(3,768)	$(416,477)	$1,257	$(410,442)
Net (loss) income attributable to common shareholders per share, basic and diluted	$(0.11)	$(11.59)	$0.03	$(11.43)
Weighted-average number of common shares outstanding, basic and diluted	36,349,950	35,922,706	36,329,485	35,960,804
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(4,101)	$(452,403)	$1,369	$(443,384)
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(973)	—	(83)
Change in fair value of swap agreements	(4,301)	8,040	(4,170)	(295)
Total comprehensive income (loss)	(8,402)	(445,336)	(2,801)	(443,762)
Distributions to redeemable preferred shareholders	—	—	—	(2,376)
Preferred units redemption charge	—	(4,970)	—	(4,970)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(13)	—	(36)
Comprehensive loss attributable to noncontrolling interests	683	40,277	227	40,347
Comprehensive loss attributable to common shareholders	$(7,719)	$(410,042)	$(2,574)	$(410,797)
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Deferred equity compensation	41,674	—	1,579	—	—	—	1,579	—	1,579
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(4,875)	—	(79)	—	—	—	(79)	—	(79)
Cash distributions to common shareholders	—	—	—	(8,273)	—	—	(8,273)	—	(8,273)
Exchange of noncontrolling interests	5,664	—	486	—	—	—	486	(486)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(723)	(723)
Net income (loss)	—	—	—	—	5,025	—	5,025	445	5,470
Other comprehensive income (loss)	—	—	—	—	—	121	121	12	133
Balance as of March 31, 2024	36,346,608	$36	$2,992,071	$(1,084,273)	$(822,829)	$25,938	$1,110,943	$90,877	$1,201,820
Deferred equity compensation	24,132	1	2,232	—	—	—	2,233	—	2,233
Cash distributions to common shareholders	—	—	—	(8,336)	—	—	(8,336)	—	(8,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(724)	(724)
Net income (loss)	—	—	—	—	(3,768)	—	(3,768)	(333)	(4,101)
Other comprehensive income (loss)	—	—	—	—	—	(3,952)	(3,952)	(349)	(4,301)
Balance as of June 30, 2024	36,370,740	$37	$2,994,303	$(1,092,609)	$(826,597)	$21,986	$1,097,120	$89,471	$1,186,591

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	13,620	—	2,556	—	—	—	2,556	—	2,556
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,700)	—	(381)	—	—	—	(381)	—	(381)
Cash distributions to common shareholders	—	—	—	(14,873)	—	—	(14,873)	—	(14,873)
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,435)	(1,435)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(2)	(2)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income (loss)	—	—	—	—	6,033	—	6,033	585	6,618
Other comprehensive income (loss)	—	—	—	—	—	(6,789)	(6,789)	(656)	(7,445)
Balance as of March 31, 2023	36,006,922	$36	$2,950,706	$(1,051,551)	$(263,893)	$33,847	$1,669,145	$173,157	$1,842,302
Deferred equity compensation	33,092	—	4,034	—	—	—	4,034	—	4,034
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(49,738)	—	(1,069)	—	—	—	(1,069)	—	(1,069)
Cash distributions to common shareholders	—	—	—	(8,117)	—	—	(8,117)	—	(8,117)
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Exchange of noncontrolling interests	4,188	—	370	—	—	—	370	(370)	—
Reclass of redeemable non-controlling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(776)	(776)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(1)	(1)
Offering costs	—	—	4,970	—	—	—	4,970	—	4,970
Net income (loss)	—	—	—	—	(416,476)	—	(416,476)	(40,909)	(457,385)
Other comprehensive income (loss)	—	—	—	—	—	6,435	6,435	632	7,067
Balance as of June 30, 2023	35,924,476	$36	$2,959,011	$(1,059,668)	$(680,369)	$40,282	$1,259,292	$135,534	$1,394,826

See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$1,369	$(443,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building and building improvements	30,988	39,592
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	16,170	22,976
Amortization of above and below market leases, net	(631)	(413)
Amortization of deferred financing costs and debt premium	2,221	2,113
Amortization of swap interest	63	63
Deferred rent	(1,831)	(6,060)
Net gain from sale of operating properties	(9,120)	(20,909)
Net loss from investment in unconsolidated entity	—	32,169
Gain from investments	(236)	(51)
Impairment provision - real estate	7,881	397,373
Impairment provision - goodwill	4,594	—
Share-based compensation	3,811	6,590
Discount amortization - note receivable	(298)	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	73	(5,239)
Accrued expenses and other liabilities	(14,326)	240
Due to related parties, net	—	(295)
Net cash provided by operating activities	40,728	24,765
Investing Activities:
Proceeds from disposition of properties	69,940	291,023
Payments for construction in progress	(2,029)	(1,719)
Purchase of investments	(41)	(149)
Net cash provided by investing activities	67,870	289,155
Financing Activities:
Proceeds from borrowings - Credit Facility	—	400,000
Principal payoff of secured indebtedness - Mortgage Debt	(24,563)	(19,013)
Principal payoff of indebtedness - Term Loan	—	(400,000)
Principal amortization payments on secured indebtedness	(2,984)	(3,643)
Deferred financing costs	(2,647)	(2,580)
Offering costs	91	(9)
Redemption of preferred units	—	(125,000)
Repurchase of common shares	—	(4,443)
Distributions to noncontrolling interests	(1,447)	(2,401)
Distributions to preferred units subject to redemption	—	(4,891)
Distributions to common shareholders	(16,466)	(24,551)
Financing lease payment	(217)	(215)
Repurchase of common shares to satisfy employee tax withholding requirements	(79)	(1,450)
Net cash used in financing activities	(48,312)	(188,196)
Net increase in cash, cash equivalents and restricted cash	60,286	125,724
Cash, cash equivalents and restricted cash at the beginning of the period	401,010	237,944
Cash, cash equivalents and restricted cash at the end of the period	$461,296	$363,668

Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease in fair value swap agreement	$(4,170)	$(295)
Accrued tenant obligations	$2,800	$7,008
Distributions payable to common shareholders	$8,336	$8,121
Distributions payable to noncontrolling interests	$724	$795
Exchange of noncontrolling interest to common stock	$486	$—
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$1,358
Note receivable in exchange for sale of asset	$(14,286)	$—
Accrued for construction in progress	$—	$286
Shortfall Loan related to unconsolidated joint venture	$3,050	$—
Shortfall Loan proceeds treated as contributions to unconsolidated joint venture	$(3,050)	$—
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (“PKST” or the “Company”) is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties located in diverse, strategic markets. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations. The Company’s fiscal year-end is December 31.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns directly and indirectly all of the Company’s assets. As of June 30, 2024, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of June 30, 2024, the Company’s wholly-owned portfolio comprised 66 properties located in 22 states, which are reported across three segments: Industrial (19 properties), Office (34 properties), and Other (13 properties).
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Per Share Data
Basic earnings per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of outstanding common shares plus the potential effect of any dilutive securities (e.g. unvested time-based restricted share units, unvested time-based restricted shares (together, “Unvested Restricted Shares”), OP Units, etc.), using the more dilutive of either the two-class method or the treasury stock method.
For all periods presented, (a) OP Units were excluded from the dilutive earnings per share computation because they were not dilutive, and (b) using the treasury stock method, the Unvested Restricted Shares (in the amounts set forth below) were excluded from dilutive earnings per share because the inclusion would have been anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Unvested Restricted Shares	420,964	406,272	445,081	291,607
Unvested, time-based restricted share units that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to either the two-class method or treasury stock method, as applicable.
Restricted Cash
Restricted cash is presented on the consolidated balance sheet and consists primarily of reserves that the Company assumed or funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of
	June 30, 2024	December 31, 2023
Cash reserves	$12,865	$7,200
Restricted lockbox	1,631	2,008
Total restricted cash	$14,496	$9,208

Change in Consolidated Financial Statements Presentation
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of June 30, 2024, the Company satisfied the REIT requirements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
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
3.     Real Estate
The following table summarizes the Company’s gross investment in real estate as of:

	June 30, 2024	December 31, 2023
Land	$225,330	$231,175
Building and improvements	1,942,591	1,968,314
Tenant origination and absorption cost	394,728	402,251
Construction in progress	1,069	8,371
Total real estate	$2,563,718	$2,610,111
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the six months ended June 30, 2024.
Dispositions of Real Estate
For the six months ended June 30, 2024, the Company sold five properties for approximately $88.2 million and recognized a net gain of approximately $9.1 million, detailed in the table below:

Sale Date	Segment	Location	Gross Disposition Price	Gain (Loss)
Three Months Ended March 31, 2024
January 31, 2024	Office	Johnston, Iowa	$30,000	$(17)
March 15, 2024	Other	Columbia, Maryland	15,000	5,326
March 26, 2024	Other	Jefferson City, Missouri	26,090	4,690
March 28, 2024	Other	Houston, Texas	8,435	(822)
			79,525	9,177

Three Months Ended June 30, 2024
April 30, 2024	Other	Mechanicsburg, Pennsylvania	8,650	(57)
			8,650	(57)
Total for the Six Months Ended June 30, 2024			$88,175	$9,120

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
On January 31, 2024, the Company sold an Office segment property located in Johnston, Iowa to an affiliate of the existing tenant for $30.0 million. In connection with the sale, the Company issued a one-year $15.0 million promissory note, guaranteed by the tenant, which maintains an investment-grade credit rating. Because the note does not bear interest, we imputed interest at an annual rate of 5.0% and, therefore, recorded a discount of approximately $0.7 million. For the six months ended June 30, 2024, the Company recognized $0.3 million of discount amortization related to the imputed interest, which is presented in “Other income (expenses)” on the consolidated statement of operations. As of June 30, 2024, the balance on the note was approximately $14.6 million, which is presented in “Other assets” on the consolidated balance sheets.
Real Estate Held for Sale
As of June 30, 2024, one Office segment property met the criteria for classification as held for sale.
The following summary presents the major components of assets and liabilities related to the real estate property held for sale as of June 30, 2024:

ASSETS	June 30, 2024
Land	$508
Building and improvements	2,533
Tenant origination and absorption cost	242
Total real estate	3,283
Less: accumulated depreciation	(574)
Total real estate, net	2,709
Deferred rent	11
Deferred leasing costs, net	—
Other assets, net	10
Total real estate and other assets held for sale	$2,730
LIABILITIES
Intangible liabilities, net	$4
Accrued expenses and other liabilities	88
Liabilities of real estate assets held for sale	$92
Real Estate Impairments
Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. When the carrying amounts of the real estate assets are not recoverable based on the estimated undiscounted cash flows, the Company calculates an impairment charge in the amount the carrying value exceeds the estimated fair value of the real estate asset as of the measurement date.
During the three months ended March 31, 2024, the Company recorded a real estate impairment provision of approximately $1.4 million related to one Other segment property, which met the criteria for classification as held for sale. The impairment resulted from the estimated selling price of the property, which impacted the recoverability of the asset.
During the three months ended June 30, 2024, the Company recorded a real estate impairment provision of approximately $6.5 million related to one Other segment property. The impairment resulted from the potential sale and estimated selling price of the property, which impacted the recoverability of the asset.
Refer to Note 8. Fair Value Measurements for additional details regarding the fair value measurements used in determining the real estate impairments.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
In-place lease valuation (above market)	$17,203	$22,759
In-place lease valuation (above market) - accumulated amortization	(11,724)	(16,616)
In-place lease valuation (above market), net	5,479	6,143

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(9,226)	(8,481)
Intangibles - other, net	22,802	23,547
Intangible assets, net	$28,281	$29,690

In-place lease valuation (below market)	$(42,116)	$(42,534)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(152)	(187)
In-place lease valuation & land leasehold interest - accumulated amortization	30,788	29,770
Intangible liabilities, net	$(14,552)	$(16,023)

Tenant origination and absorption cost	$394,728	$402,251
Tenant origination and absorption cost - accumulated amortization	(229,289)	(221,786)
Tenant origination and absorption cost, net	$165,439	$180,465
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Above and below market leases, net	$(372)	$(291)	$(631)	$(413)
Tenant origination and absorption cost	$7,197	$10,554	$14,647	$21,390
Ground lease amortization (below market)	$(96)	$(96)	$(193)	$(192)
Other leasing costs amortization	$473	$477	$971	$1,038
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
The Office Joint Venture, through various subsidiary borrowers, obtained acquisition financing for the Initial JV Office Portfolio comprised of (a) a $736.0 million mortgage loan (the “Initial JV Office Mortgage Loan”), and (b) a $194.8 million mezzanine loan (the “JV Office Mezzanine Loan”, and together with the JV Office Initial Mortgage Loan, the “Initial Office JV Loans”). The Initial Office JV Loans have a maturity date of September 9, 2024 (subject to a one-year extension option), and interest rates of (i) for the Initial JV Office Mortgage Loan, Term SOFR (1-month) (with a 4.4% interest rate cap on SOFR) + 3.885% (subject to a 0.25% increase during the extension term), and (ii) for the JV Office Mezzanine Loan, Term SOFR (1-month) (with a 4.4% interest rate cap on SOFR) + 6.824% (subject to a 0.25% increase during the extension term).
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
The Office Joint Venture may call capital from its members (the “Capital Calls”). GRT VAO Sub is not obligated to fund any Capital Calls. In accordance with the Office Joint Venture’s governing documents, another member of the Office Joint Venture (the “Funding Member”) may make interest bearing loans to GRT VAO Sub in the principal amounts of GRT VAO Sub’s portions of the Capital Calls (the “Shortfall Loans”), the proceeds of which Shortfall Loans are treated as a funding of GRT VAO Sub’s portions of the Capital Calls. The Shortfall Loans are non-recourse to GRT VAO Sub and its affiliates and shall be repaid to the Funding Member solely out of (i) any distributions to which GRT VAO Sub is otherwise entitled under the Office Joint Venture’s governing documents and (ii) the proceeds from certain transfers which results in GRT VAO Sub and its affiliates no longer owning a direct or indirect equity interest in the Office Joint Venture.
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
Summary of Investment in Office Joint Venture Activity
In the third quarter of 2023, the Company recorded a complete write-off of its remaining investment balance in the Office Joint Venture. Subsequent to the write-off of the Office Joint Venture, the Company no longer records any equity income or losses.
During the second quarter of 2024, the Office Joint Venture initiated two Capital Calls, of which GRT VAO Sub’s proportionate share was approximately $3.1 million. The Company did not fund these Capital Calls. The Funding Member made a Shortfall Loan to GRT VAO Sub, which was treated as funding GRT VAO Sub’s portion of these Capital Calls by the Capital Call amounts. As of June 30, 2024, the cumulative Shortfall Loans made to GRT VAO Sub total approximately $5.0 million. The cumulative Shortfall Loans have a net zero impact on the Company’s investment in the Office Joint Venture.
In accordance with Regulation S-X 10-01(b)(1), the Company presents the summarized interim financial statements of the Office Joint Venture below.
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	June 30, 2024(1)	December 31, 2023 (2)
Assets
Real estate properties, net	$1,074,121	$1,092,312
Other assets	261,401	299,045
Total Assets	$1,335,522	$1,391,357

Liabilities
Mortgages payable, net	$1,071,265	$1,067,005
Other liabilities	85,370	92,919
Total Liabilities	$1,156,635	$1,159,924
(1)Amounts are as of March 31, 2024 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024 (1)	2023 (1)	2024 (2)	2023 (2)
Total revenues	$43,181	$49,917	$93,387	$94,706
Expenses:
Operating expenses	(17,062)	(16,611)	(36,520)	(32,433)
General and administrative	(2,169)	(2,174)	(3,295)	(3,655)
Depreciation and amortization	(15,647)	(18,411)	(45,557)	(33,185)
Interest expense	(28,902)	(49,990)	(60,719)	(92,982)
Other income, net	479	1,531	741	1,883
Total Expenses	(63,301)	(85,655)	(145,350)	(160,372)
Net Loss	$(20,120)	$(35,738)	$(51,963)	$(65,666)
(1)Amounts represent the period of January 1 to March 31 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts represent the period of October 1 to March 31 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of June 30, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	Carrying Value
	June 30, 2024	December 31, 2023	Contractual Interest Rate (1)		Loan Maturity(2)		Effective Interest Rate(3)
Secured Debt
Pepsi Bottling Ventures Mortgage Loan	$17,236	$17,439	3.69%		October 2024		3.80%
AIG Loan II	105,576	119,953	4.15%		November 2025		4.84%
BOA II Loan	250,000	250,000	4.32%		May 2028		4.14%
AIG Loan	91,187	92,444	4.96%		February 2029		5.12%
Highway 94 Mortgage Loan	—	11,709	—%	(4)	—	(4)	—%
Total Secured Debt	463,999	491,545
Unsecured Debt(7)
Revolving Loan	400,000	400,000	SOF Rate + 1.30%	(5)	January 2026	(6)	7.11%
2025 Term Loan	400,000	400,000	SOF Rate + 1.25%	(5)	December 2025		7.00%
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	(5)	April 2026		6.84%
Total Unsecured Debt	950,000	950,000
Total Debt	1,413,999	1,441,545
Unamortized Deferred Financing Costs and Discounts, net	(5,482)	(5,622)
Total Debt, net	$1,408,517	$1,435,923
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million (maturing on July 1, 2025), the weighted average interest rate as of June 30, 2024 was 4.20% for both the Company’s fixed-rate and variable-rate debt combined and 3.77% for the Company’s fixed-rate debt only.
(2)Reflects the loan maturity dates as of June 30, 2024.
(3)The Effective Interest Rate for the Company's unsecured debt is calculated on a weighted average basis and is inclusive of the Company's $750 million floating to fixed interest rate swaps maturing on July 1, 2025.
(4)Highway 94 Mortgage loan was paid off in full in March 2024 in connection with the tenant’s closing on exercise of its purchase option for the Other segment property located in Jefferson City, Missouri.
(5)The applicable SOFR as of June 30, 2024 (calculated per the Second Amended and Restated Credit Agreement) was 5.31%.
(6)During the quarter ended June 30, 2024, the Company exercised its option to extend the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) to January 31, 2026.
(7)On July 25, 2024, the Company entered into an Eighth Amendment to the Second Amended and Restated Credit Agreement, which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Loan, and certain terms related to debt covenants. Refer to Note 16. Subsequent Events for further details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Second Amended and Restated Credit Agreement
As of June 30, 2024, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), and the Seventh Amendment to the Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and together with the First Amendment, the Second Amendment, the Third Amendment, the Fourth Amendment, the Fifth Amendment, and the Sixth Amendment, the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $1.3 billion credit facility consisting of (i) a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $400.0 million (the “Revolving Loan”) maturing on January 31, 2026 (pursuant to the Company’s exercise of its option to extend the Revolving Maturity Date, as defined in the Second Amended and Restated Credit Agreement, of June 30, 2024 to January 31, 2026), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “2025 Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Credit Facility and the 2025 Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of June 30, 2024, the available undrawn capacity under the Revolving Credit Facility was $172.1 million.
On July 25, 2024, the Company entered into an Eighth Amendment to the Second Amended and Restated Credit Agreement, which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Loan, and certain terms related to debt covenants. Refer to Note 16. Subsequent Events for further details.
Debt Covenant Compliance
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. As of June 30, 2024, there have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of June 30, 2024.
Pursuant to the Eighth Amendment to the Second Amended and Restated Credit Agreement, as previously mentioned, certain terms related to debt covenants were modified as of July 25, 2024. Refer to Note 16. Subsequent Events for further details.
6.     Interest Rate Contracts
Risk Management Objective of Using Derivatives
The Company is exposed to certain risks arising from both business operations and economic conditions. The Company manages economic risks, including interest rate, liquidity, and credit risk primarily by managing the amount, sources, and duration of debt funding and the use of derivative financial instruments. Specifically, the Company enters into interest rate hedging instruments (collectively, “Interest Rate Swaps”) to provide greater predictability in interest expense by protecting against potential increases in floating interest rates and allow for more precise budgeting, financial planning and forecasting. Interest Rate Swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. The Company does not use derivatives for trading or speculative purposes.
Derivative Instruments

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
As of June 30, 2024, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which, as of June 30, 2024, consists of the KeyBank Loans). The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. Amounts reported in AOCI related to Interest Rate Swaps will be reclassified to interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at June 30, 2024 and December 31, 2023:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2024	December 31, 2023	June 30, 2024	December 31, 2023
Assets
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$6,220	$7,891	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	4,137	5,250	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	3,089	3,915	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,736	2,924	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	2,184	2,331	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	2,181	2,327	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	2,163	2,304	100,000	100,000
Total				$22,710	$26,942	$750,000	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of June 30, 2024, derivatives in an asset or liability position are included in the line item “Other assets” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$(8,954)	$(10,238)
Amount reclassified from AOCI into earnings under “Interest expense”	$13,123	$10,531
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$31,994	$33,082
During the twelve months subsequent to June 30, 2024, the Company estimates that an additional $22.7 million of its income will be recognized from AOCI into earnings.
As of June 30, 2024 and December 31, 2023, there were no Interest Rate Swaps in a liability position. As of June 30, 2024 and December 31, 2023, the Company is not required to post collateral related to these agreements.
As of July 25, 2024, in connection with the Eighth Amendment to the Second Amended and Restated Credit Agreement, the Company has entered into certain Interest Rate Swaps, in the form of forward, floating to fixed rate interest swaps. Refer to Note 16. Subsequent Events for further details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Interest payable	$17,892	$17,073
Prepaid tenant rent	6,901	9,710
Deferred compensation	9,686	9,661
Real estate taxes payable	3,482	5,165
Property operating expense payable	2,205	4,469
Accrued construction in progress	—	1,183
Accrued tenant improvements	2,800	551
Other liabilities	22,004	30,417
Total	$64,970	$78,229

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
In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the entire fair value measurement is calculated based on the lowest level of the fair value hierarchy that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy between the periods ending December 31, 2023 and June 30, 2024.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2024 and December 31, 2023:

Assets/(Liabilities)	Total Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Interest Rate Swap Asset	$22,710	$—	$22,710	$—
Mutual Funds Asset	$7,610	$7,610	$—	$—

December 31, 2023
Interest Rate Swap Asset	$26,942	$—	$26,942	$—
Mutual Funds Asset	$7,148	$7,148	$—	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Nonrecurring Measurement - Real Estate Impairment
The following table is a summary of the quantitative fair value information for the two impaired real estate assets for the six months ended June 30, 2024. The Company used the estimated selling prices less estimated costs to sell based on selling agreements with potential buyers, which the Company considered as a Level 2 measurement within the fair value hierarchy:

Range of Inputs
Unobservable Inputs	Other segment
Estimated selling price less cost to sell (per square foot)	$63.00 - $134.00
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
During the three months ended June 30, 2024, the Company sold one property within the Other segment for $8.7 million. As a result of the sale, the Company performed a quantitative assessment to estimate the fair value in the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was greater than the carrying amount. Thus, the Company recorded no impairment of the goodwill allocated to the Other reporting unit.
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
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The Company estimated the fair value of the mortgage loans encumbering assets within the Other segment as described in the Financial Instruments Disclosed at Fair Value section below. As part of the nonrecurring fair value measurement of secured debt within the goodwill impairment analysis, the Company determined that current borrowing rates available to the Company for debt instruments with similar terms and maturities ranged from 3.69% to 7.90%. The Company considered these inputs as Level 2 measurements within the fair value hierarchy. For the remaining assets and liabilities included within the goodwill impairment calculation, the Company determined that amounts within the consolidated financial statements approximated fair value.
As of June 30, 2024, the Company’s remaining goodwill balance was $74.1 million, of which $68.4 million was allocated to the Industrial segment and $5.7 million was allocated to the Other segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.
Financial Instruments at Fair Value
Financial instruments as of June 30, 2024 and December 31, 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2024 and December 31, 2023.
The fair value of the secured debt in the table below is estimated by discounting each loan’s principal balance over the remaining term of the loan using current borrowing rates available to the Company for debt instruments with similar terms and maturities. The Company determined that the secured debt valuation in its entirety is classified in Level 2 of the fair value hierarchy, as the fair value is based on current pricing for debt with similar terms as the in-place debt.

	June 30, 2024		December 31, 2023
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$222,773	$250,000	$220,730	$250,000
AIG Loan II	98,830	105,576	115,340	119,953
AIG Loan	84,820	91,187	92,444	92,444
Pepsi Bottling Ventures Mortgage Loan	17,236	17,236	17,439	17,439
Highway 94 Mortgage Loan	—	—	11,709	11,709
Total Secured Debt	$423,659	$463,999	$457,662	$491,545
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2024 and December 31, 2023. See Note 5, Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of June 30, 2024, there were 36,370,740 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of June 30, 2024, the Company has not sold any shares under the ATM program.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Issuance of Restricted Shares - Long-Term Incentive Plan
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Initial Plan”) which provides for the grant of share-based awards to the Company’s non-employee trustees, full-time employees, executive officers and certain persons who perform bona fide consulting or advisory services for the Company or any affiliate of the Company. At the Company’s annual meeting of shareholders on June 18, 2024, the Company’s shareholders approved a First Amendment to the Initial Plan (as amended, the “Plan”), which increased the aggregate number of common shares of beneficial interest of the Company that may be issued under awards pursuant to the “Plan” by 1,285,700 shares.
Awards granted under the Plan may consist of stock options, restricted share units and restricted shares (together, “Restricted Shares”), share appreciation rights, distribution equivalent rights, profit interests in the Operating Partnership, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 2,063,478 shares. As of June 30, 2024, 903,556 common shares remained for issuance pursuant to awards granted under the Plan.
As of June 30, 2024 and June 30, 2023, there was $10.3 million and $13.2 million, respectively, of unrecognized compensation expense remaining, which vests between six months and approximately 2.5 years.
Total compensation expense related to Restricted Shares for the three months ended June 30, 2024 and June 30, 2023 was approximately $2.2 million and $4.0 million, respectively. Total compensation expense for the six months ended June 30, 2024 and June 30, 2023 was approximately $3.8 million and $6.6 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2022	161,501
Granted	166,321	$56.53
Forfeited	(485)	$63.70
Vested	(167,784)	$69.02
Balance at December 31, 2023	159,553
Granted	536,578	$11.61
Forfeited	(1,735)	$44.50
Vested(1)	(69,168)	$27.25
Balance as of June 30, 2024	625,228
(1)    Total shares vested include (4,875) common shares that were withheld (i.e., forfeited) by employees during the six months ended June 30, 2024 to satisfy minimum statutory tax withholding requirements associated with the vesting of Restricted Shares.
10.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties.
As of June 30, 2024, assuming OP Units were converted to common shares, noncontrolling interests would constitute approximately 8.2% of total shares outstanding and 8.1% of weighted-average shares outstanding.
As of June 30, 2024, the limited partners of the Operating Partnership owned approximately 3.2 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction, and approximately 0.02 million OP Units were issued unrelated to property contributions.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
All limited partners of the Operating Partnership have the right (the “Exchange Right”) to redeem their OP Units, pursuant to the limited partnership agreement and applicable contribution agreement, at an exchange price equal to the value of an equivalent number of common shares (“Share Value”). The Operating Partnership is obligated to satisfy the Exchange Right for cash equal to the Share Value unless the Company, as the general partner of the Operating Partnership, in its sole and absolute discretion, elects to directly (i) purchase the OP units for cash equal to the Share Value or (ii) purchase the limited partner’s OP Units by issuing common shares of the Company for the OP Units, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement.
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2024 and year ended December 31, 2023:

	Six Months Ended June 30, 2024	Year Ended December 31, 2023
Beginning balance	$91,629	$174,655
Reclass of noncontrolling interest subject to redemption	—	10
Exchange of noncontrolling interest	(486)	(27,169)
Reclass of redeemable non-controlling interest	—	3,801
Distributions to noncontrolling interests	(1,447)	(2,989)
Allocated distributions to noncontrolling interests subject to redemption	—	(728)
Allocated net income (loss)	112	(54,555)
Allocated other comprehensive income (loss)	(337)	(1,396)
Ending balance	$89,471	$91,629
Redemption of OP units from Self-Administration Transaction
In connection with the Self-Administration Transaction, Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and an affiliate of the sponsor of our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”) and Griffin Capital Company, LLC (“GCC LLC”), received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC, the “Management Company”). GC LLC assigned approximately 50% of the OP units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction costs receivable and payable as of June 30, 2024 and December 31, 2023:

	Incurred for the Six Months Ended		Payable as of
	June 30,		June 30,	December 31,
	2024	2023	2024	2023
Expensed
Costs advanced by related party	$—	$35	$—	$—
Office rent and related expenses	336	695	—	—
Other
Distributions	1,147	1,760	573	573
Total	$1,483	$2,490	$573	$573
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
As of June 30, 2024, the Company recorded a lease liability and a right-of-use asset for approximately $0.9 million related to the El Segundo Sublease, which is included in Right of Use Assets and Lease Liability on the Company’s consolidated balance sheet.
Administrative Services Agreement
The Company no longer has in place an administrative services agreement. Prior to the Listing, and in connection with the Self-Administration Transaction, the Company, Operating Partnership, Predecessor, and Management Company, on the one hand, and GCC LLC and GC LLC, on the other hand, entered into that certain Administrative Services Agreement dated December 14, 2018 (as amended, the “ASA”), pursuant to which GCC LLC and GC LLC provided certain operational and administrative services to the Company at cost. As of October 6, 2023, the ASA is terminated. Under the ASA, the Company paid GCC LLC a monthly amount based on the actual costs anticipated to be incurred by GCC LLC for the provision such of services until such items were terminated from the ASA. Such costs were reconciled periodically and a full review of the costs was performed at least annually. In addition, the Company directly paid or reimbursed GCC LLC for the actual cost of any reasonable third-party expenses incurred in connection with the provision of such services.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
12.     Leases
Lessor
The Company, as Lessor, leases industrial and office space to tenants primarily under leases classified as non-cancelable operating leases that generally contain provisions for contractual base rents plus reimbursement for certain recoverable operating expenses including, without limitation, real estate taxes, insurance, common area maintenance (“Recoverable Operating Expenses”). Total contractual base rent payments are recognized in rental income on a straight-line basis over the term of the related lease. Estimated reimbursements from tenants for Recoverable Operating Expenses are recognized in rental income in the period that the expenses are incurred.
The Company recognized $100.8 million and $112.9 million of lease income related to operating lease payments for the six months ended June 30, 2024 and June 30, 2023, respectively.
The Company's current third-party tenant leases have expirations ranging from 2024 to 2044. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of June 30, 2024, and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

As of June 30, 2024
Remaining 2024	$92,268
2025	185,409
2026	183,202
2027	170,299
2028	155,609
Thereafter	596,178
Total	$1,382,965
Lessee - Ground Leases
As of June 30, 2024, the Company is the tenant (lessee) under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
Lessee - Office Leases
As of June 30, 2024, the Company is the tenant (lessee) under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois, which expires on June 29, 2025.
Lessee Summary - Ground Leases and Office Leases
For ground leases and office leases in which the Company is a lessee, the Company incurred costs of approximately $1.9 million for the six months ended June 30, 2024 and $1.9 million for the six months ended June 30, 2023, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million for the six months ended June 30, 2024 and $1.1 million for the six months ended June 30, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the weighted-average for the lease term and the discount rate for the ground leases and office leases in which the Company is a lessee as of June 30, 2024:

	As of June 30, 2024
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	75.3	15.5
Weighted-average discount rate (1)	4.98%	3.43%
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
Maturities of lease liabilities as of June 30, 2024 were as follows:

	As of June 30, 2024
	Operating	Financing
2024	$1,054	$303
2025	2,051	365
2026	1,748	375
2027	1,527	381
2028	1,595	386
Thereafter	248,691	3,070
Total undiscounted lease payments	256,666	4,880
Less: imputed interest	(212,742)	(1,870)
Total lease liabilities	$43,924	$3,010

13.    Commitments and Contingencies
Capital Expenditures, Leasing, and Tenant Improvement Commitments
As of June 30, 2024, the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $13.7 million.

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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents segment NOI for the three and six months ended June 30, 2024 and June 30, 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Industrial NOI
Total Industrial revenues	$14,554	$13,981	$29,387	$28,575
Industrial operating expenses	(1,700)	(1,661)	(4,018)	(3,625)
Industrial NOI	12,854	12,320	25,369	24,950

Office NOI
Total Office revenues	32,991	34,999	65,990	74,188
Office operating expenses	(5,663)	(6,076)	(11,147)	(12,414)
Office NOI	27,328	28,923	54,843	61,774

Other NOI
Total Other revenues	8,407	13,560	19,802	26,750
Other operating expenses	(3,167)	(5,157)	(6,964)	(10,309)
Other NOI	5,240	8,403	12,838	16,441
Total NOI	$45,422	$49,646	$93,050	$103,165
A reconciliation of net loss to NOI for the three and six months ended June 30, 2024 and June 30, 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Total NOI
Net (loss) income	$(4,101)	$(452,403)	$1,369	$(443,384)
General and administrative expenses	9,116	12,030	18,796	21,758
Corporate operating expenses to related parties	169	341	336	718
Real estate impairment provision	6,505	397,373	7,881	397,373
Depreciation and amortization	22,998	30,472	46,413	61,827
Interest expense	15,845	16,068	31,994	33,082
Other income, net	(5,167)	(2,747)	(9,213)	(3,959)
Net loss from investment in unconsolidated entity	—	17,508	—	32,169
Loss (gain) from disposition of assets	57	9,701	(9,120)	(20,909)
Goodwill impairment provision	—	—	4,594	—
Transaction expenses	—	21,303	—	24,490
Total NOI	$45,422	$49,646	$93,050	$103,165
The following table presents the Company’s goodwill for each of the segments as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Goodwill
Industrial	$68,372	$68,373
Office	—	—
Other	5,680	10,274
Total Goodwill	$74,052	$78,647

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents the Company’s total real estate assets, net, which includes deductions for accumulated depreciation and amortization and excludes intangibles, for each segment as of the June 30, 2024 and December 31, 2023:

	June 30,	December 31,
	2024	2023
Industrial Real Estate, net
Total real estate	$741,717	$741,737
Accumulated depreciation and amortization	(164,859)	(152,353)
Industrial real estate, net	576,858	589,384

Office Real Estate, net
Total real estate	1,505,580	1,505,959
Accumulated depreciation and amortization	(312,491)	(286,136)
Office real estate, net	1,193,089	1,219,823

Other Real Estate, net
Total real estate	316,421	362,415
Accumulated depreciation and amortization	(104,071)	(112,063)
Other real estate, net	212,350	250,352

Total Real Estate, net	$1,982,297	$2,059,559

Total Real Estate Held for Sale, net
Total real estate	$3,283	$64,289
Accumulated depreciation and amortization	(574)	(14,636)
Real estate held for sale, net	$2,709	$49,653
Total asset information by segment is not reported because the Company does not use this measure to assess performance or to make resource allocation decisions.
15.    Declaration of Dividends and Distributions
On February 21, 2024, the Board declared an all-cash dividend for the first quarter in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. The Company paid such dividends on April 18, 2024 to shareholders and holders of OP Units of record as of March 29, 2024.
On May 2, 2024, the Board declared an all-cash dividend for the second quarter in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. The Company paid such dividends on July 18, 2024 to shareholders and holders of OP Units of record as of June 28, 2024.

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
16.    Subsequent Events
Eighth Amendment to Second Amended and Restated Credit Agreement
On July 25, 2024, the Operating Partnership, as “Borrower”, KeyBank and the lending institutions which are party thereto, entered into that certain Eighth Amendment to Second Amended and Restated Credit Agreement (the “Eighth Amendment”), which amends the Second Amended and Restated Credit Agreement (as amended by the Eighth Amendment, the “Amended Credit Agreement”). The Company and certain of its subsidiaries guarantee the obligations of the Operating Partnership under the Amended Credit Agreement. Capitalized terms used but not defined in this Note 16 have the meaning given to them in the Eighth Amendment or the Amended Credit Agreement, as applicable. The Eighth Amendment provides, in part, the following:
•The Operating Partnership reduced the outstanding principal balance of the 2025 Term Loan from $400.0 million to $210.0 million, and the maturity date of the reduced 2025 Term Loan was extended to July 25, 2028 (now, the “2028 Term Loan”);
•The maturity date of the Revolving Credit Facility was extended by four years from the closing date of the Eighth Amendment to July 25, 2028;
•The maximum commitment amount under the Revolving Credit Facility was reduced from $750.0 million to $547.0 million (calculated as of June 30, 2024);
•The Eighth Amendment also provides the option, subject to obtaining additional commitments from lenders and satisfying certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the outstanding principal balance under existing term loans and/or incur new term loans by up to approximately $400.0 million in the aggregate (for a maximum facility size of $1.3 billion).
•The interest rate with respect to drawn amounts under the Revolving Credit Facility can be based on either SOFR or Base Rate at the Operating Partnership’s election. At closing of the Eighth Amendment, the Operating Partnership had elected SOFR (interest periods for SOFR may be daily, 1 month or 3 months at the Operating Partnership’s election, with a 0.10% index adjustment in each case (“Applicable SOFR”)). The interest rate with respect to drawn amounts under the Revolving Credit Facility that constitute “SOFR Loans” (being all drawn amounts as of June 30, 2024) was increased by 0.35% from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Applicable SOFR + 1.65% and Applicable SOFR + 2.55%, depending on the Company’s consolidated leverage ratio). With respect to any drawn amounts under the Revolving Credit Facility that are “Base Rate Loans” (being none as of June 30, 2024), the interest rate was increased by 0.35% from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Base Rate + 0.65% and Base Rate + 1.55%, depending on the Company’s consolidated leverage ratio);
•The interest rate with respect to the 2028 Term Loan can be based on either SOFR or Base Rate at the Operating Partnership’s election. At closing of the Eighth Amendment, the Operating Partnership had elected SOFR. The interest rate for any portion of the 2028 Term Loan that is a SOFR Loan (being all outstanding amounts as of June 30. 2024) increased by 0.35%, from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Applicable SOFR + 1.60% and Applicable SOFR + 2.50%, depending on the Company’s consolidated leverage ratio). The interest rate for any portion of the 2028 Term Loan that is a Base Rate Loan (being none as of June 30, 2024) increased by 0.35%, from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Base Rate + 0.60% and Base Rate + 1.50%, depending on the Company’s consolidated leverage ratio);
•The availability under the Revolving Credit Facility (the “Borrowing Base”) is based, in part, on a stipulated Capitalization Rate for the assets constituting Pool Properties. Prior to the Eighth Amendment, the Capitalization Rate was 7% for all of the Company’s Pool Properties (without regard to the type of asset). Pursuant to the Eighth Amendment, the Capitalization Rate for industrial assets is now 6% and the Capitalization Rate for office assets is now 8%;
•The Borrowing Base was also redefined in the Eighth Amendment such that it is determined as the sum of:

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
a.for industrial assets, the lesser of (i) sixty percent (60%) of the value of all Pool Properties that are industrial properties calculated using the applicable Capitalization Rate (i.e., 6%, as noted above) and the annualized Net Operating Income for the prior quarter from all such Pool Properties that are industrial properties; or (ii) a loan amount which would provide a modified debt service coverage ratio for the industrial assets of 1.25:1.00 (based on an imputed interest rate equal to the greater of the 10-year U.S. Treasury rate plus 2.25%, and 5.0%, and imputed amortization on a 30-year schedule, see definition of Industrial UAP DSCR in the Eighth Amendment); and
b.for office assets, the lesser of (i) fifty percent (50%) of the value of all Pool Properties that are office properties calculated using the applicable Capitalization Rate (i.e., 8%, as noted above) and the annualized Net Operating Income for the prior quarter from all such Pool Properties that are office properties; or (ii) a loan amount which would provide a modified debt service coverage ratio for the office assets of 1.45:1.00 (based on an imputed interest rate equal to the greater of the 10-year U.S. Treasury rate plus 2.75%, and 6.5%, and imputed amortization on a 30-year schedule, see definition of Office UAP DSCR in the Eighth Amendment).
•In connection with the Eighth Amendment, the Operating Partnership has entered into certain Interest Rate Swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of interest payable by the Operating Partnership of 3.58%. These hedges are in excess of the hedging requirements under the Amended Credit Agreement.
Declaration of Dividends and Distributions
On August 6, 2024, the Board declared an all-cash dividend for the third quarter in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. Such dividend is payable on or about October 17, 2024 to shareholders and holders of OP Units of record as of September 30, 2024.

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
Overview
Peakstone Realty Trust (“PKST” or the “Company”) is an internally managed, publicly traded real estate investment trust (“REIT”) that owns and operates a high-quality, newer-vintage portfolio of predominantly single-tenant industrial and office properties located in diverse, strategic markets. These assets are generally leased to creditworthy tenants under long-term net lease agreements with contractual rent escalations.
PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly all of the Company’s assets. As of June 30, 2024, the Company owned approximately 91.8% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
The Company’s wholly-owned portfolio had the following characteristics as of June 30, 2024:

Segment	Number of Properties	Percentage Leased (based on rentable square feet)	Weighted Average Lease Term (WALT) (in years)	Investment Grade % Wtd. Avg. Based on ABR	Percentage of ABR
Industrial	19	100.0%	6.2	58.6%	26.4%
Office	34	98.7%	7.4	60.8%	60.1%
Other	13	74.8%	3.4	40.2%	13.5%
Total	66	96.3%	6.6	57.4%	100.0%

Revenue Concentration
By State:
The percentage of ABR as of June 30, 2024 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Arizona	$23,500	7	12.6%
New Jersey	19,711	5	10.5
Colorado	16,626	4	8.9
Ohio	13,285	5	7.1
Massachusetts	12,486	3	6.7
California	12,458	2	6.7
South Carolina	9,853	3	5.3
Alabama	9,409	2	5.0
North Carolina	9,159	6	4.9
Illinois	8,901	3	4.8
Subtotal	$135,388	40	72.5%
All Others (1)	51,616	26	27.5
Total	$187,004	66	100.0%
(1)     “All others” account for less than 4.7% of ABR on an individual state basis.
By Industry:
The percentage of ABR as of June 30, 2024, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$29,928	14	16.0%
Consumer Services	21,011	4	11.2
Materials	17,191	4	9.2
Food, Beverage & Tobacco	16,761	3	9.0
Utilities	11,513	2	6.2
Health Care Equipment & Services	11,339	4	6.1
Commercial & Professional Services	10,898	6	5.8
Retailing	9,772	2	5.2
Technology Hardware & Equipment	9,179	3	4.9
Diversified Financials	9,129	3	4.9
Subtotal	$146,721	45	78.5%
All Others (2)	40,283	18	21.5
Total	$187,004	63	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     “All others” account for less than 4.6% of total ABR on an individual industry basis.

Top Ten Tenants:
Pursuant to the respective in-place leases, no lessee or property generated more than 6.2% of our ABR as of June 30, 2024. As of June 30, 2024, our top 10 tenants are as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Keurig Dr. Pepper	$11,544	6.2%
Southern Company	9,409	5.0
LPL	8,701	4.7
Amazon	8,590	4.6
Freeport McMoRan	7,867	4.2
Maxar Technologies	7,723	4.1
RH	7,487	4.0
Wyndham Hotels & Resorts	7,392	4.0
McKesson	6,276	3.4
Travel & Leisure, Co.	5,928	3.2
Subtotal	$80,917	43.4%
All Others (1)	106,087	56.6
Total	$187,004	100.0%
(1)     “All others” account for less than 2.9% of ABR on an individual tenant basis.
Lease Expirations:
As of June 30, 2024, our lease expirations by year are as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Number of Leases	Approx. Square Feet	Percentage of ABR
2024	$5,667	4	312,000	3.0%
2025	6,580	5	422,900	3.5
2026	8,909	3	1,459,100	4.8
2027	14,374	7	570,700	7.7
2028	18,977	11	2,027,200	10.1
2029	42,035	12	2,574,300	22.5
>2029	90,462	31	8,600,400	48.4
Vacant	—	—	612,600	—
Total	$187,004	73	16,579,200	100.0%
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.

Results of Operations
Overview
The Company’s long-term objective is to leverage the experience of our team to maximize shareholder value through the ownership and operation of industrial and select office assets located in strategic markets. We are focused on maintaining a strong balance sheet that enables us to execute multi-channel investments across the risk and capital spectrum. It is our intention to continue to maximize our balance sheet flexibility through, among other things, free cash flow generation and the continued execution of our strategic disposition plan. We seek to generate internal and external growth by increasing the cash flow from our properties and expanding our portfolio by making industrial-focused investments.
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
For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion above, (ii) the risks highlighted in the “Cautionary Note Regarding Forward-Looking Statements” section of this Quarterly Report on Form 10-Q, and (iii) the risks highlighted in the “Risk Factors” section of the Company’s most recent Annual Report on Form 10-K.
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
Reconciliation of Net Income (Loss) to Same Store NOI
Total net income (loss) for the three months ended June 30, 2024 and June 30, 2023 was $(4.1) million and $(452.4) million, respectively. Total net income (loss) for the six months ended June 30, 2024, and June 30, 2023 was $1.4 million and $(443.4) million, respectively. The following table reconciles net income (loss) to Same Store NOI for the three and six months ended June 30, 2024 and June 30, 2023 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Same Store NOI
Net (loss) income	$(4,101)	$(452,403)	$1,369	$(443,384)
General and administrative expenses	9,116	12,030	18,796	21,758
Corporate operating expenses to related parties	169	341	336	718
Real estate impairment provision	6,505	397,373	7,881	397,373
Depreciation and amortization	22,998	30,472	46,413	61,827
Interest expense	15,845	16,068	31,994	33,082
Other income, net	(5,167)	(2,747)	(9,213)	(3,959)
Net loss from investment in unconsolidated entity	—	17,508	—	32,169
Loss (gain) from disposition of assets	57	9,701	(9,120)	(20,909)
Goodwill impairment provision	—	—	4,594	—
Transaction expenses	—	21,303	—	24,490
Total NOI	$45,422	$49,646	$93,050	$103,165
Same Store Adjustments:
Recently disposed properties	200	(4,744)	(2,354)	(12,605)
Inducement adjustment	—	(49)	—	(150)
Corporate related adjustment	(25)	23	(42)	24
Total Same Store NOI	$45,597	$44,876	$90,654	$90,434
Same Store Analysis
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023.
For the three months ended June 30, 2024, our “Same Store” portfolio consisted of 66 properties, encompassing approximately 16.6 million square feet, and Annualized Base Rent as of June 30, 2024 of $187.0 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 66 “Same Store” properties by segment for the three months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$14,554	$13,980	$574	4%
Industrial operating expenses	(1,700)	(1,654)	46	3%
Industrial NOI	12,854	12,326	528	4%

Office Same Store NOI
Total Office revenues	33,033	32,594	439	1%
Office operating expenses	(5,692)	(5,578)	114	2%
Office NOI	27,341	27,016	325	1%

Other Same Store NOI
Total Other revenues	8,359	8,481	(122)	(1)%
Other operating expenses	(2,957)	(2,947)	10	—%
Other NOI	5,402	5,534	(132)	(2)%
Total Same Store NOI	$45,597	$44,876	$721	2%
NOI
Total Same Store NOI increased by $0.7 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.

Industrial Same Store NOI increased $0.5 million primarily due to the execution of lease extensions in 2024 and timing of certain expense recoveries.
Office Same Store NOI increased $0.3 million primarily due to a lease commencement in 2024 and timing of certain expense recoveries.
Other Same Store NOI decreased $0.1 million primarily due to a lease expiration in 2023.
Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023.
For the six months ended June 30, 2024, our “Same Store” portfolio consisted of 66 properties, encompassing approximately 16.6 million square feet, and Annualized Base Rent as of June 30, 2024 of $187.0 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 66 “Same Store” properties by segment for the six months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Six Months Ended June 30, 2024
	2024	2023	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$29,387	$28,221	$1,166	4%
Industrial operating expenses	(4,018)	(3,593)	425	12%
Industrial NOI	25,369	24,628	741	3%

Office Same Store NOI
Total Office revenues	65,788	65,470	318	—%
Office operating expenses	(11,190)	(10,677)	513	5%
Office NOI	54,598	54,793	(195)	—%

Other Same Store NOI
Total Other revenues	16,566	16,887	(321)	(2)%
Other operating expenses	(5,879)	(5,874)	5	—%
Other NOI	10,687	11,013	(326)	(3)%
Total Same Store NOI	$90,654	$90,434	$220	—%
NOI
Total Same Store NOI increased by $0.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Industrial Same Store NOI increased $0.7 million primarily due to the execution of lease extensions in 2024 and timing of certain expense recoveries.
Office Same Store NOI decreased $0.2 million primarily due to the timing of certain expense recoveries.
Other Same Store NOI decreased $0.3 million primarily due to a lease expiration in 2023.

Portfolio Analysis
Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023
Net Loss
For the three months ended June 30, 2024, the Company recorded a net loss of $(4.1) million compared to a net loss of $(452.4) million for the three months ended June 30, 2023. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the three months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Reconciliation of Net Loss to Total NOI
Net loss	$(4,101)	$(452,403)	$448,302	(99)%
General and administrative expenses	9,116	12,030	(2,914)	(24)%
Corporate operating expenses to related parties	169	341	(172)	(50)%
Real estate impairment provision	6,505	397,373	(390,868)	(98)%
Depreciation and amortization	22,998	30,472	(7,474)	(25)%
Interest expense	15,845	16,068	(223)	(1)%
Other income, net	(5,167)	(2,747)	(2,420)	88%
Net loss from investment in unconsolidated entity	—	17,508	(17,508)	(100)%
Loss from disposition of assets	57	9,701	(9,644)	(99)%
Transaction expenses	—	21,303	(21,303)	(100)%
Total NOI	$45,422	$49,646	$(4,224)	(9)%
The following table provides further detail regarding segment NOI:

	Three Months Ended June 30,
	2024	2023	Change	Percentage Change
Industrial NOI
Industrial revenues	$14,554	$13,981	$573	4%
Industrial operating expenses	(1,700)	(1,661)	39	2%
Industrial NOI	12,854	12,320	534	4%

Office NOI
Office revenues	32,991	34,999	(2,008)	(6)%
Office operating expenses	(5,663)	(6,076)	(413)	(7)%
Office NOI	27,328	28,923	(1,595)	(6)%

Other NOI
Other revenues	8,407	13,560	(5,153)	(38)%
Other operating expenses	(3,167)	(5,157)	(1,990)	(39)%
Other NOI	5,240	8,403	(3,163)	(38)%
Total NOI	$45,422	$49,646	$(4,224)	(9)%
NOI
Total NOI decreased by $4.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023.
Industrial NOI increased $0.5 million primarily due to two lease extensions and the timing of certain expense recoveries.

Office NOI decreased $1.6 million primarily due to property dispositions and two lease expirations without renewal, partially offset by two lease commencements.
Other NOI decreased $3.2 million primarily due to property dispositions.
General and Administrative Expense
General and administrative expense decreased $2.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023, primarily due to elevated employee severance costs and expenses related to vesting of restricted stock units in the prior year.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties decreased $0.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to the termination of the administrative services agreement in 2023.
Real Estate Impairment
Real estate impairment decreased approximately $390.9 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to fewer property impairments in the current year.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $7.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to dispositions and impairments.
Interest Expense
Interest expense decreased approximately $0.2 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to debt payoffs in 2023 and 2024, partially offset by increased amortization of deferred financing costs due to the credit facility extension in March 2023 and higher interest rates on unhedged variable debt.
Other Income, Net
The increase in other income, net of $2.4 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 is primarily due to increases in interest income earned from additional cash held in money market accounts.
Net loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased approximately $17.5 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 due to the complete write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023. Subsequent to the write-off, the Company no longer records any equity income or losses.
Loss From Disposition of Assets
Loss from disposition of assets decreased approximately $9.6 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to fewer sales.
Transaction Expenses
Transaction expenses decreased by $21.3 million for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023 primarily due to the inclusion of Listing related expenses incurred in 2023.

Comparison of the Six Months Ended June 30, 2024 to the Six Months Ended June 30, 2023.
Net Income (Loss)
For the six months ended June 30, 2024, the Company recorded net income of $1.4 million compared to net loss of $(443.4) million for the six months ended June 30, 2023. The reasons for the change are discussed below.
The following table reconciles net income (loss) to NOI for the six months ended June 30, 2024 and June 30, 2023 (dollars in thousands):

	Six Months Ended June 30,
	2024	2023	Change	Percentage Change
Reconciliation of Net Income (Loss) to Total NOI
Net income (loss)	$1,369	$(443,384)	$444,753	100%
General and administrative expenses	18,796	21,758	(2,962)	(14)%
Corporate operating expenses to related parties	336	718	(382)	(53)%
Real estate impairment provision	7,881	397,373	(389,492)	(98)%
Depreciation and amortization	46,413	61,827	(15,414)	(25)%
Interest expense	31,994	33,082	(1,088)	(3)%
Other income, net	(9,213)	(3,959)	(5,254)	133%
Net loss from investment in unconsolidated entity	—	32,169	(32,169)	(100)%
Gain from disposition of assets	(9,120)	(20,909)	11,789	(56)%
Goodwill impairment provision	4,594	—	4,594	100%
Transaction expenses	—	24,490	(24,490)	(100)%
Total NOI	$93,050	$103,165	$(10,115)	(10)%
The following table provides further detail regarding segment NOI:

	Six Months Ended June 30,
	2024	2023	Change	Percentage Change
Industrial NOI
Industrial revenues	$29,387	$28,575	$812	3%
Industrial operating expenses	(4,018)	(3,625)	393	11%
Industrial NOI	25,369	24,950	419	2%

Office NOI
Office revenues	65,990	74,188	(8,198)	(11)%
Office operating expenses	(11,147)	(12,414)	(1,267)	(10)%
Office NOI	54,843	61,774	(6,931)	(11)%

Other NOI
Other revenues	19,802	26,750	(6,948)	(26)%
Other operating expenses	(6,964)	(10,309)	(3,345)	(32)%
Other NOI	12,838	16,441	(3,603)	(22)%
Total NOI	$93,050	$103,165	$(10,115)	(10)%
NOI
Total NOI decreased by $10.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Industrial NOI increased $0.4 million primarily due to two lease extensions.

Office NOI decreased $6.9 million primarily due to property dispositions and two lease expirations without renewal, partially offset by two lease commencements.
Other NOI decreased $3.6 million primarily due to property dispositions and a lease expiration.
General and Administrative Expense
General and administrative expense decreased by $3.0 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2024, primarily due to elevated prior year employee severance costs and expenses related to restricted stock units fully vesting in the prior year.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties decreased $0.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the termination of the administrative services agreement after 2023.
Real Estate Impairment
Real estate impairment decreased approximately $389.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to fewer property impairments in the current year.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $15.4 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to dispositions and impairments in 2023 and 2024.
Interest Expense
Interest expense decreased approximately $1.1 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to debt payoffs in 2023 and 2024, partially offset by increased amortization of deferred financing costs due to the credit facility extension in March 2023.
Other Income, Net
The increase in other income, net of $5.3 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 is primarily due to increases in interest income earned from money market accounts.
Net loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased approximately $32.2 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 due to the complete write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023. Subsequent to the write-off, the Company no longer records any equity income or losses.
Gain From Disposition of Assets
Gain from disposition of assets decreased approximately $11.8 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to fewer sales with realized gains.
Goodwill Impairment
Goodwill impairment increased approximately $4.6 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the impairment of goodwill related to the Other segment in the first quarter of 2024 compared to no goodwill impairment in the prior period.

Transaction Expenses
Transaction expenses decreased by $24.5 million for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023 primarily due to the inclusion of Listing related expenses incurred in 2023.
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

Our calculation of FFO and AFFO is presented in the following table for the three and six months ended June 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$(4,101)	$(452,403)	$1,369	$(443,384)
Adjustments:
Depreciation of building and improvements	15,424	19,538	30,988	39,592
Amortization of leasing costs and intangibles	7,671	11,031	15,618	22,428
Impairment provision, real estate	6,505	397,373	7,881	397,373
Equity interest of depreciation of building and improvements - unconsolidated entity	—	9,020	—	16,258
Gain (loss) from disposition of assets, net	57	9,701	(9,120)	(20,909)
FFO	25,556	(5,740)	46,736	11,358
Distribution to redeemable preferred shareholders	—	—	—	(2,376)
Preferred units redemption charge	—	(4,970)	—	(4,970)
FFO attributable to common shareholders and limited partners	$25,556	$(10,710)	$46,736	$4,012
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and limited partners	$25,556	$(10,710)	$46,736	$4,012
Adjustments:
Revenues in excess of cash received, net	(1,819)	(2,644)	(2,645)	(6,927)
Amortization of share-based compensation	2,379	2,626	3,811	5,182
Deferred rent - ground lease	399	435	815	868
Unrealized loss (gain) on investments	(47)	(5)	(236)	(37)
Amortization of above/(below) market rent, net	(372)	(291)	(631)	(413)
Amortization of debt premium/(discount), net	20	83	127	185
Amortization of ground leasehold interests	(97)	(97)	(194)	(193)
Amortization of below tax benefit amortization	372	372	744	740
Amortization of deferred financing costs	1,044	655	2,094	1,929
Amortization of lease inducements	—	49	—	150
Company’s share of amortization of deferred financing costs- unconsolidated entity	—	10,655	—	20,287
Company’s share of revenues in excess of cash received (straight-line rents) - unconsolidated entity	—	(750)	—	(1,576)
Company’s share of amortization of above market rent - unconsolidated entity	—	(26)	—	(314)
Write-off of transaction costs	69	—	69	32
Employee separation expense	59	2,042	59	2,042
Transaction expenses	—	21,303	—	24,490
Preferred units redemption charge	—	4,970	—	4,970
Impairment provision, goodwill	—	—	4,594	—
AFFO available to common shareholders and limited partners	$27,563	$28,667	$55,343	$55,427
FFO per share/unit, basic and diluted	$0.65	$(0.27)	$1.18	$0.10
AFFO per share/unit, basic and diluted	$0.70	$0.73	$1.40	$1.40

Weighted-average common shares outstanding - basic and diluted shares	36,349,950	35,922,706	36,329,485	35,960,804
Weighted-average OP Units outstanding (1)	3,215,665	3,528,666	3,217,246	3,502,412
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,565,615	39,451,372	39,546,731	39,463,216
(1)Represents weighted-average outstanding OP Units that are owned by unitholders other than Peakstone Realty Trust. Represents the noncontrolling interest in the Operating Partnership.

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
Our calculation of each of NOI and Cash NOI is presented in the following table for three and six months ended June 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(4,101)	$(452,403)	$1,369	$(443,384)
General and administrative expenses	9,116	12,030	18,796	21,758
Corporate operating expenses to related parties	169	341	336	718
Real estate impairment provision	6,505	397,373	7,881	397,373
Goodwill impairment provision	—	—	4,594	—
Depreciation and amortization	22,998	30,472	46,413	61,827
Interest expense	15,845	16,068	31,994	33,082
Other income, net	(5,167)	(2,747)	(9,213)	(3,959)
Net loss from investment in unconsolidated entity	—	17,508	—	32,169
Loss (gain) from disposition of assets	57	9,701	(9,120)	(20,909)
Transaction expenses	—	21,303	—	24,490
Total NOI	$45,422	$49,646	$93,050	$103,165

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$12,854	$12,320	$25,369	$24,950
Straight-line rents	(1,277)	(107)	(1,881)	(224)
Amortization of acquired lease intangibles	(96)	(96)	(191)	(190)
Deferred termination income	—	—	—	(24)
Industrial Cash NOI	11,481	12,117	23,297	24,512

Office Segment:
Office NOI	27,328	28,923	54,843	61,774
Straight-line rents	(716)	(2,831)	(1,405)	(7,288)
Amortization of acquired lease intangibles	(130)	(67)	(256)	31
Deferred ground/Office lease	425	439	859	872
Other intangible amortization	372	372	745	741
Inducement amortization	—	49	—	150
Office Cash NOI	27,279	26,885	54,786	56,280

Other Segment:
Other NOI	5,240	8,403	12,838	16,441
Straight-line rents	174	294	641	608
Amortization of acquired lease intangibles	(146)	(128)	(184)	(254)
Deferred ground/Office lease	(26)	(4)	(45)	(4)
Other Cash NOI	5,242	8,565	13,250	16,791
Total Cash NOI	$44,002	$47,567	$91,333	$97,583

Liquidity and Capital Resources
Overview
We believe that cash flow generated from our properties, including proceeds from dispositions, will continue to enable us to fund our normal operating expenses, regular debt service obligations, capital expenditures, possible acquisitions of, or investments in, assets, and all dividends and distribution requirements in accordance with applicable REIT requirements in both the short-term and long-term. Furthermore, we expect that cash on hand, borrowings from our Revolving Credit Facility, proceeds from mortgage financing and other debt, proceeds from the sale of properties, and issuances of equity will provide other potential sources of capital. To the extent we are not able to secure other potential sources of capital, we will be heavily dependent upon income from operations and our current financing.
Sources of Liquidity
Cash Resources
As of June 30, 2024, we had approximately $446.8 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to remain relatively consistent and adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, and general financial and economic conditions.
Credit Facility
As of June 30, 2024, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of (i) a $750.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $400.0 million (the “Revolving Loan”), (ii) a $400.0 million senior unsecured term loan maturing in December 2025 (the “2025 Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Credit Facility and the 2025 Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $1.0 billion in the aggregate. As of June 30, 2024, the available undrawn capacity under the Revolving Credit Facility was $172.1 million.
On July 25, 2024, the Operating Partnership, as “Borrower”, KeyBank and the lending institutions which are party thereto, entered into that certain Eighth Amendment to Second Amended and Restated Credit Agreement (the “Eighth Amendment”), which amends the Second Amended and Restated Credit Agreement, (as amended by the Eighth Amendment, the “Amended Credit Agreement”). The Company and certain of its subsidiaries guarantee the obligations of the Operating Partnership under the Amended Credit Agreement. Capitalized terms used but not defined herein have the meaning given to them in the Eighth Amendment or the Amended Credit Agreement, as applicable. The Eighth Amendment provides, in part, the following:
•The Operating Partnership reduced the outstanding principal balance of the 2025 Term Loan from $400.0 million to $210.0 million, and the maturity date of the reduced 2025 Term Loan was extended to July 25, 2028 (now, the “2028 Term Loan”);
•The maturity date of the Revolving Credit Facility was extended by four years from the closing date of the Eighth Amendment to July 25, 2028;
•The maximum commitment amount under the Revolving Credit Facility was reduced from $750.0 million to $547.0 million (calculated as of June 30, 2024);
•The Eighth Amendment also provides the option, subject to obtaining additional commitments from lenders and satisfying certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the outstanding principal balance under existing term loans and/or incur new term loans by up to approximately $400.0 million in the aggregate (for a maximum facility size of $1.3 billion).

•The interest rate with respect to drawn amounts under the Revolving Credit Facility can be based on either SOFR or Base Rate at the Operating Partnership’s election. At closing of the Eighth Amendment, the Operating Partnership had elected SOFR (interest periods for SOFR may be daily, 1 month or 3 months at the Operating Partnership’s election, with a 0.10% index adjustment in each case (“Applicable SOFR”)). The interest rate with respect to drawn amounts under the Revolving Credit Facility that constitute “SOFR Loans” (being all drawn amounts as of June 30, 2024) was increased by 0.35% from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Applicable SOFR + 1.65% and Applicable SOFR + 2.55%, depending on the Company’s consolidated leverage ratio). With respect to any drawn amounts under the Revolving Credit Facility that are “Base Rate Loans” (being none as of June 30, 2024), the interest rate was increased by 0.35% from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Base Rate + 0.65% and Base Rate + 1.55%, depending on the Company’s consolidated leverage ratio);
•The interest rate with respect to the 2028 Term Loan can be based on either SOFR or Base Rate at the Operating Partnership’s election. At closing of the Eighth Amendment, the Operating Partnership had elected SOFR. The interest rate for any portion of the 2028 Term Loan that is a SOFR Loan (being all outstanding amounts as of June 30. 2024) increased by 0.35%, from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Applicable SOFR + 1.60% and Applicable SOFR + 2.50%, depending on the Company’s consolidated leverage ratio). The interest rate for any portion of the 2028 Term Loan that is a Base Rate Loan (being none as of June 30, 2024) increased by 0.35%, from the rate in effect as of June 30, 2024 (such that the interest rate ranges between Base Rate + 0.60% and Base Rate + 1.50%, depending on the Company’s consolidated leverage ratio);
•The availability under the Revolving Credit Facility (the “Borrowing Base”) is based, in part, on a stipulated Capitalization Rate for the assets constituting Pool Properties. Prior to the Eighth Amendment, the Capitalization Rate was 7% for all of the Company’s Pool Properties (without regard to the type of asset). Pursuant to the Eighth Amendment, the Capitalization Rate for industrial assets is now 6% and the Capitalization Rate for office assets is now 8%;
•The Borrowing Base was also redefined in the Eighth Amendment such that it is determined as the sum of:
a.for industrial assets, the lesser of (i) sixty percent (60%) of the value of all Pool Properties that are industrial properties calculated using the applicable Capitalization Rate (i.e., 6%, as noted above) and the annualized Net Operating Income for the prior quarter from all such Pool Properties that are industrial properties; or (ii) a loan amount which would provide a modified debt service coverage ratio for the industrial assets of 1.25:1.00 (based on an imputed interest rate equal to the greater of the 10-year U.S. Treasury rate plus 2.25%, and 5.0%, and imputed amortization on a 30-year schedule, see definition of Industrial UAP DSCR in the Eighth Amendment); and
b.for office assets, the lesser of (i) fifty percent (50%) of the value of all Pool Properties that are office properties calculated using the applicable Capitalization Rate (i.e., 8%, as noted above) and the annualized Net Operating Income for the prior quarter from all such Pool Properties that are office properties; or (ii) a loan amount which would provide a modified debt service coverage ratio for the office assets of 1.45:1.00 (based on an imputed interest rate equal to the greater of the 10-year U.S. Treasury rate plus 2.75%, and 6.5%, and imputed amortization on a 30-year schedule, see definition of Office UAP DSCR in the Eighth Amendment).
•In connection with the Eighth Amendment, the Operating Partnership has entered into certain interest rate hedging instruments, in the form of forward-starting, floating to fixed SOFR interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of interest payable by the Operating Partnership of 3.58%. These hedges are in excess of the hedging requirements under the Amended Credit Agreement.

ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of June 30, 2024, we have not sold any shares under the ATM program.
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
Uses of Liquidity
Contractual Obligations
Our material cash requirements as of June 30, 2024 included the following contractual obligations:

Debt and Ground Lease Obligations(3)	Total Payments	Remaining 2024	Thereafter
Outstanding debt obligations (1)	$1,413,999	$19,882	$1,394,117
Interest on outstanding debt obligations (2)	185,636	42,469	143,167
Ground lease obligations	261,889	1,067	260,822
Total	$1,861,524	$63,418	$1,798,106
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at June 30, 2024. Projected interest payments on our KeyBank Loans are based on the contractual interest rates in effect at June 30, 2024.
(3)On July 25, 2024, the Company entered into an Eighth Amendment to the Second Amended and Restated Credit Agreement, which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Loan, and certain terms related to debt covenants. Refer to Sources of Liquidity - Credit Facility for further details.
Additionally, as of June 30, 2024, the Company had an aggregate remaining contractual commitment for capital expenditures, leasing commissions and tenant improvements of approximately $13.7 million.
Dividends and Distributions
Dividends will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended June 30, 2024, our Board declared an all-cash dividend in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to our shareholders. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of June 30, 2024, the Company satisfied the REIT requirements and distributed all of its taxable income.

Outstanding Indebtedness
As of June 30, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	June 30, 2024		December 31, 2023	Contractual Interest Rate (1)		Loan Maturity(2)		Effective Interest Rate(3)
Secured Debt
Pepsi Bottling Ventures Mortgage Loan	$17,236		$17,439	3.69%		October 2024		3.80%
AIG Loan II	105,576		119,953	4.15%		November 2025		4.84%
BOA II Loan	250,000		250,000	4.32%		May 2028		4.14%
AIG Loan	91,187		92,444	4.96%		February 2029		5.12%
Highway 94 Mortgage Loan	—	(4)	11,709	—%	(4)	—	(4)	—%
Total Secured Debt	463,999		491,545
Unsecured Debt[7]
Revolving Loan	400,000		400,000	SOF Rate + 1.30%	(5)	January 2026	(6)	7.11%
2025 Term Loan	400,000		400,000	SOF Rate + 1.25%	(5)	December 2025		7.00%
2026 Term Loan	150,000		150,000	SOF Rate + 1.25%	(5)	April 2026		6.84%
Total Unsecured Debt	950,000		950,000
Total Debt	1,413,999		1,441,545
Unamortized Deferred Financing Costs and Discounts, net	(5,482)		(5,622)
Total Debt, net	$1,408,517		$1,435,923
(1)Including the effect of the interest rate swap agreements with a total notional amount of $750.0 million, the weighted average interest rate as of June 30, 2024 was 4.20% for both the Company’s fixed-rate and variable-rate debt combined and 3.77% for the Company’s fixed-rate debt only.
(2)Reflects the loan maturity dates as of June 30, 2024.
(3)The Effective Interest Rate for the Company's unsecured debt is calculated on a weighted average basis and is inclusive of the Company's $750 million floating to fixed interest rate swaps.
(4)Highway 94 Mortgage loan was paid off in full in March 2024 in connection with the tenant’s closing on exercise of its purchase option for the Other segment property located in Jefferson City, Missouri.
(5)The applicable SOFR as of June 30, 2024 (calculated per the Second Amended and Restated Credit Agreement) was 5.31%.
(6)During the quarter ended June 30, 2024, the Company exercised its option to extend the Revolving Loan Maturity Date (as defined in the Second Amended and Restated Credit Agreement) to January 31, 2026.
(7)On July 25, 2024, the Company entered into an Eighth Amendment to the Second Amended and Restated Credit Agreement, which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Loan, and certain terms related to debt covenants. Refer to Sources of Liquidity - Credit Facility for further details.
Debt Covenants
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. As of June 30, 2024, there have been no significant changes in these debt covenants from what was disclosed in our most recent Annual Report on Form 10-K. We were in compliance with all of our required debt covenants at June 30, 2024.
Pursuant to the Eighth Amendment to the Second Amended and Restated Credit Agreement, as previously mentioned, certain terms related to debt covenants were modified as of July 25, 2024. Refer to Sources of Liquidity - Credit Facility for further details.

Summary of Cash Flows
Comparison of cash flow activity as of June 30, 2024 and June 30, 2023 is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Net cash provided by operating activities	$40,728	$24,765	$15,963
Net cash provided by investing activities	$67,870	$289,155	$(221,285)
Net cash used in financing activities	$(48,312)	$(188,196)	$139,884
Cash and cash equivalents and restricted cash were $461.3 million and $363.7 million as of June 30, 2024 and June 30, 2023 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the six months ended June 30, 2024, we generated $40.7 million in cash from operating activities compared to $24.8 million for the six months ended June 30, 2023. The increase in cash from operating activities was primarily due to significant decreases in transaction expenses incurred as a result of the Listing in 2023.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$69,940	$291,023	$(221,083)
Total sources of cash provided by investing activities	$69,940	$291,023	$(221,083)
Uses of cash for investing activities:
Payments for construction in progress	$(2,029)	$(1,719)	$(310)
Purchase of investments	(41)	(149)	108
Total uses of cash used in investing activities	$(2,070)	$(1,868)	$(202)
Net cash provided by investing activities	$67,870	$289,155	$(221,285)

Financing Activities. Cash used in financing activities for the six months ended June 30, 2024 and 2023 consisted of the following (in thousands):

	Six Months Ended June 30,
	2024	2023	Change
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$—	$400,000	$(400,000)
Total sources of cash provided by financing activities	$—	$400,000	$(400,000)
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(24,563)	(19,013)	(5,550)
Principal payoff of indebtedness - Term Loan	—	(400,000)	400,000
Principal amortization payments on secured indebtedness	(2,984)	(3,643)	659
Offering costs	91	(9)	100
Deferred financing costs	(2,647)	(2,580)	(67)
Redemption of preferred units	—	(125,000)	125,000
Repurchase of common shares	—	(4,443)	4,443
Distributions to noncontrolling interests	(1,447)	(2,401)	954
Distributions to preferred units subject to redemption	—	(4,891)	4,891
Repurchase of common shares to satisfy employee tax withholding requirements	(79)	(1,450)	1,371
Distributions to common shareholders	(16,466)	(24,551)	8,085
Financing lease payment	(217)	(215)	(2)
Total sources of cash used in financing activities	$(48,312)	$(588,196)	$539,884
Net cash (used in) provided by financing activities	$(48,312)	$(188,196)	$139,884

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The primary market risk to which we believe we may be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt, which may result from factors that are beyond our control. Our current indebtedness consists of the KeyBank Loans and other loans and property secured mortgages as described in Note 5. Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading or speculative purposes.
We may enter into interest rate hedging instruments (collectively, “Interest Rate Swaps”) to provide greater predictability in interest expense by protecting against potential increases in floating interest rates and allow for more precise budgeting, financial planning and forecasting. We will not enter into these instruments for trading or speculative purposes. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
Changes in interest rates have different impacts on the fixed and variable rate debt. A change in interest rates on fixed rate debt impacts its fair value but has no effect on interest incurred or cash flows. A change in interest rates on variable rate debt could affect the interest incurred and cash flows and its fair value. Our future earnings and fair values relating to variable rate debt are primarily dependent upon prevalent market rates of interest, such as SOFR. However, our Interest Rate Swaps are intended to reduce the effects of interest rate changes.
As of June 30, 2024, our debt, excluding unamortized deferred financing costs and discounts/premiums, consisted of approximately $1.2 billion in fixed rate debt (including Interest Rate Swaps) and approximately $200.0 million in variable rate debt. As of June 30, 2024, the effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our Interest Rate Swaps, would decrease our future earnings and cash flows by approximately $2.0 million annually.
As of July 25, 2024, pursuant to the Eighth Amendment to the Second Amended and Restated Credit Agreement, our debt, excluding unamortized deferred financing cost and discounts/premiums, consisted of approximately $1.2 billion in fixed rate debt (including Interest Rate Swaps) and no variable debt.
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
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the six months ended June 30, 2024, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2024, the Company did not repurchase any shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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

10.3*	Assignment and Assumption of Sublease, dated as of February 29, 2024, by and between Peakstone Realty Trust and PKST OP, L.P.
10.4*	Second Amendment to Sublease, dated as of May 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P.
10.5
First Amendment to the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 21, 2024, SEC file No. 001-41686

10.6
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of July 25, 2024, by and among PKST OP, L.P., KeyBank National Association, as administrative agent and the lending institutions which are party thereto, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29 2024, SEC file No. 001-41686

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
101*
The following Peakstone Realty Trust financial information for the period ended June 30, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	August 8, 2024	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)