Form 10-Q
period 2024-09-30
Peakstone Realty Trust
filed 2024-10-30
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 24, 2024, there were 36,382,251 common shares outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; market volatility; inflation; any potential recession or threat of recession; interest rates; disruption in the debt and banking markets; tenant, geographic concentration, and the financial condition of our tenants; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to refinance or repay debt; whether work-from-home trends or other factors will impact the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases as they expire; whether we will re-lease available space above or at current market rental rates; future financial and operating results; our ability to manage cash flows; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a REIT and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plans, objectives, expectations and intentions, including any acquisitions, investments, or dispositions; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those risks disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, in our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q.
While forward-looking statements reflect our good faith beliefs, assumptions and expectations, they are not guarantees of future performance. The forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q. We disclaim any obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, new information, data or methods, future events or other changes after the date of this Quarterly Report on Form 10-Q, except as required by applicable law. We caution investors not to place undue reliance on any forward-looking statements, which are based only on information currently available to us.
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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$241,550	$391,802
Restricted cash	25,181	9,208
Real estate:
Land	212,312	231,175
Building and improvements	1,836,900	1,968,314
Tenant origination and absorption cost	370,946	402,251
Construction in progress	1,017	8,371
Total real estate	2,421,175	2,610,111
Less: accumulated depreciation and amortization	(554,820)	(550,552)
Total real estate, net	1,866,355	2,059,559
Intangible assets, net	27,603	29,690
Deferred rent receivable	65,511	63,272
Deferred leasing costs, net	16,842	19,112
Goodwill	74,052	78,647
Right of use assets	33,369	33,736
Interest rate swap asset	12,042	26,942
Other assets	45,373	27,446
Real estate assets and other assets held for sale, net	36,456	50,211
Total assets	$2,444,334	$2,789,625
LIABILITIES AND EQUITY
Debt, net	$1,168,010	$1,435,923
Interest rate swap liability	10,255	—
Distributions payable	8,436	8,344
Due to related parties	589	573
Intangible liabilities, net	13,884	16,023
Lease liability	46,860	46,281
Accrued expenses and other liabilities	62,862	78,229
Liabilities held for sale	1,267	539
Total liabilities	1,312,163	1,585,912

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; shares authorized, 800,000,000; shares outstanding in the aggregate, 36,377,254 and 36,304,145 as of September 30, 2024 and December 31, 2023, respectively	37	36
Additional paid-in capital	2,996,900	2,990,085
Cumulative distributions	(1,100,893)	(1,076,000)
Accumulated deficit	(850,992)	(827,854)
Accumulated other comprehensive income	2,791	25,817
Total shareholders’ equity	1,047,843	1,112,084
Noncontrolling interests	84,328	91,629
Total equity	1,132,171	1,203,713
Total liabilities and equity	$2,444,334	$2,789,625
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Rental income	$54,960	$61,713	$170,140	$191,226
Expenses:
Property operating expense	6,400	7,829	18,737	21,858
Property tax expense	4,286	5,077	13,309	16,444
Property management fees	415	440	1,184	1,392
General and administrative expenses	9,122	9,653	27,918	31,411
Corporate operating expenses to related parties	141	257	476	975
Depreciation and amortization	22,742	25,003	69,155	86,830
Real estate impairment provision	42,894	—	50,774	397,373
Total expenses	86,000	48,259	181,553	556,283
(Loss) income before other income (expenses)	(31,040)	13,454	(11,413)	(365,057)
Other income (expenses):
Interest expense	(14,140)	(16,126)	(46,134)	(49,208)
Other income, net	3,592	3,654	12,802	7,613
Net loss from investment in unconsolidated entity	—	(144,598)	—	(176,767)
Gain from disposition of assets	16,125	3,748	25,245	24,657
Extinguishment of debt	(508)	—	(508)	—
Goodwill impairment provision	—	—	(4,594)	—
Transaction expenses	(578)	(80)	(578)	(24,570)
Net loss	(26,549)	(139,948)	(25,180)	(583,332)
Distributions to redeemable preferred shareholders	—	—	—	(2,376)
Preferred units redemption	—	—	—	(4,970)
Net loss attributable to noncontrolling interests	2,154	12,353	2,042	52,677
Net loss attributable to controlling interests	(24,395)	(127,595)	(23,138)	(538,001)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	—	—	(36)
Net loss attributable to common shareholders	$(24,395)	$(127,595)	$(23,138)	$(538,037)
Net loss attributable to common shareholders per share, basic and diluted	$(0.67)	$(3.55)	$(0.64)	$(14.97)
Weighted-average number of common shares outstanding, basic and diluted	36,374,407	35,975,483	36,344,568	35,965,751
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(26,549)	$(139,948)	$(25,180)	$(583,332)
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(1,797)	—	(1,880)
Change in fair value of swap agreements	(20,891)	(1,327)	(25,060)	(1,622)
Total comprehensive loss	(47,440)	(143,072)	(50,240)	(586,834)
Distributions to redeemable preferred shareholders	—	—	—	(2,376)
Preferred units redemption charge	—	—	—	(4,970)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	—	—	(36)
Comprehensive loss attributable to noncontrolling interests	3,850	12,629	4,076	52,976
Comprehensive loss attributable to common shareholders	$(43,590)	$(130,443)	$(46,164)	$(541,240)
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Deferred equity compensation	41,674	—	1,579	—	—	—	1,579	—	1,579
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(4,875)	—	(79)	—	—	—	(79)	—	(79)
Cash distributions to common shareholders	—	—	—	(8,273)	—	—	(8,273)	—	(8,273)
Exchange of noncontrolling interests	5,664	—	486	—	—	—	486	(486)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(723)	(723)
Net income (loss)	—	—	—	—	5,025	—	5,025	445	5,470
Other comprehensive income (loss)	—	—	—	—	—	121	121	12	133
Balance as of March 31, 2024	36,346,608	$36	$2,992,071	$(1,084,273)	$(822,829)	$25,938	$1,110,943	$90,877	$1,201,820
Deferred equity compensation	24,132	1	2,232	—	—	—	2,233	—	2,233
Cash distributions to common shareholders	—	—	—	(8,336)	—	—	(8,336)	—	(8,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(724)	(724)
Net income (loss)	—	—	—	—	(3,768)	—	(3,768)	(333)	(4,101)
Other comprehensive income (loss)	—	—	—	—	—	(3,952)	(3,952)	(349)	(4,301)
Balance as of June 30, 2024	36,370,740	$37	$2,994,303	$(1,092,609)	$(826,597)	$21,986	$1,097,120	$89,471	$1,186,591
Deferred equity compensation	—	—	2,025	—	—	—	2,025	—	2,025
Cash distributions to common shareholders	—	—	—	(8,284)	—	—	(8,284)	—	(8,284)
Exchange of noncontrollling interests	6,514	—	572	—	—	—	572	(572)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(721)	(721)
Net income (loss)	—	—	—	—	(24,395)	—	(24,395)	(2,154)	(26,549)
Other comprehensive income (loss)	—	—	—	—	—	(19,195)	(19,195)	(1,696)	(20,891)
Balance as of September 30, 2024	36,377,254	$37	$2,996,900	$(1,100,893)	$(850,992)	$2,791	$1,047,843	$84,328	$1,132,171

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Deferred equity compensation	13,620	—	2,556	—	—	—	2,556	—	2,556
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(5,700)	—	(381)	—	—	—	(381)	—	(381)
Cash distributions to common shareholders	—	—	—	(14,873)	—	—	(14,873)	—	(14,873)
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,435)	(1,435)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(2)	(2)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Net income (loss)	—	—	—	—	6,033	—	6,033	585	6,618
Other comprehensive income (loss)	—	—	—	—	—	(6,789)	(6,789)	(656)	(7,445)
Balance as of March 31, 2023	36,006,922	$36	$2,950,706	$(1,051,551)	$(263,893)	$33,847	$1,669,145	$173,157	$1,842,302
Deferred equity compensation	33,092	—	4,034	—	—	—	4,034	—	4,034
Shares acquired to satisfy employee tax withholding requirements on vesting RSUs	(49,738)	—	(1,069)	—	—	—	(1,069)	—	(1,069)
Cash distributions to common shareholders	—	—	—	(8,117)	—	—	(8,117)	—	(8,117)
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Exchange of noncontrolling interests	4,188	—	370	—	—	—	370	(370)	—
Reclass of redeemable non-controlling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(776)	(776)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(1)	(1)
Offering costs	—	—	4,970	—	—	—	4,970	—	4,970
Net income (loss)	—	—	—	—	(416,476)	—	(416,476)	(40,909)	(457,385)
Other comprehensive income (loss)	—	—	—	—	—	6,435	6,435	632	7,067
Balance as of June 30, 2023	35,924,476	$36	$2,959,011	$(1,059,668)	$(680,369)	$40,282	$1,259,292	$135,534	$1,394,826
Deferred equity compensation	—	—	2,444	—	—	—	2,444	—	2,444
Cash distributions to common shareholders	—	—	—	(8,139)	—	—	(8,139)	—	(8,139)
Exchange of noncontrolling interests	73,073	—	6,180	—	—	—	6,180	(6,180)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(778)	(778)
Net loss	—	—	—	—	(127,596)	—	(127,596)	(12,353)	(139,949)
Other comprehensive loss	—	—	—	—	—	(2,848)	(2,848)	(276)	(3,124)
Balance as of September 30, 2023	35,997,549	$36	$2,967,635	$(1,067,807)	$(807,965)	$37,434	$1,129,333	$115,947	$1,245,280

See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(25,180)	$(583,332)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of building and building improvements	46,492	55,943
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	23,013	32,005
Amortization of above and below market leases, net	(900)	(834)
Amortization of deferred financing costs and debt premium	4,198	2,875
Amortization of swap interest	95	94
Deferred rent	(3,605)	(6,453)
Net gain from sale of operating properties	(25,245)	(24,657)
Net loss from investment in unconsolidated entity	—	176,767
(Gain) loss from investments	(466)	52
Impairment provision - real estate	50,774	397,373
Impairment provision - goodwill	4,594	—
Share-based compensation	5,836	9,034
Discount amortization - note receivable	(476)	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(4,224)	(4,491)
Accrued expenses and other liabilities	(11,969)	5,029
Due to related parties, net	16	(635)
Net cash provided by operating activities	62,953	58,770
Investing Activities:
Proceeds from disposition of properties	106,554	299,107
Payments for construction in progress	(3,584)	(9,102)
Purchase of investments	(41)	(209)
Net cash provided by investing activities	102,929	289,796
Financing Activities:
Proceeds from borrowings - Credit Facility	—	400,000
Principal payoff of indebtedness - Credit Facility	(10,000)	—
Principal payoff of secured indebtedness - Mortgage Debt	(54,154)	(36,128)
Principal payoff of indebtedness - Term Loan	(190,000)	(400,000)
Principal amortization payments on secured indebtedness	(4,374)	(5,449)
Deferred financing costs	(14,183)	(2,955)
Offering costs	(78)	(9)
Redemption of preferred units	—	(125,000)
Repurchase of common shares	—	(4,443)
Distributions to noncontrolling interests	(2,170)	(3,196)
Distributions to preferred units subject to redemption	—	(4,891)
Distributions to common shareholders	(24,798)	(32,668)
Financing lease payment	(325)	(224)
Repurchase of common shares to satisfy employee tax withholding requirements	(79)	(1,450)
Net cash used in financing activities	(300,161)	(216,413)
Net (decrease) increase in cash, cash equivalents and restricted cash	(134,279)	132,153
Cash, cash equivalents and restricted cash at the beginning of the period	401,010	237,944
Cash, cash equivalents and restricted cash at the end of the period	$266,731	$370,097

Supplemental Disclosures of Significant Non-Cash Transactions:
Decrease in fair value swap agreement	$(25,060)	$(1,622)
Accrued tenant obligations	$1,245	$551
Distributions payable to common shareholders	$8,288	$8,139
Distributions payable to noncontrolling interests	$722	$778
Exchange of noncontrolling interest to common shares	$1,057	$6,550
Note receivable in exchange for sale of asset	$(14,286)	$—
Accrued for construction in progress	$—	$1,173
Shortfall Loan related to unconsolidated joint venture	$3,050	$1,960
Shortfall Loan proceeds treated as contributions to unconsolidated joint venture	$(3,050)	$(1,960)
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns directly and indirectly all of the Company’s assets. As of September 30, 2024, the Company owned approximately 91.9% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of September 30, 2024, the Company’s wholly-owned portfolio comprised 62 properties located in 22 states, which are reported across three segments: Industrial (19 properties), Office (33 properties), and Other (10 properties).
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
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
September 30, 2024
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Unvested Restricted Shares	257,064	416,446	462,136	257,066
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
Restricted Cash
Restricted cash is presented on the consolidated balance sheet and consists primarily of reserves that the Company assumed or funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of
	September 30, 2024	December 31, 2023
Cash reserves	$23,354	$7,200
Restricted lockbox	1,827	2,008
Total restricted cash	$25,181	$9,208

Change in Consolidated Financial Statements Presentation
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of September 30, 2024, the Company satisfied the REIT requirements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
3.     Real Estate
The following table summarizes the Company’s gross investment in real estate as of:

	September 30, 2024	December 31, 2023
Land	$212,312	$231,175
Building and improvements	1,836,900	1,968,314
Tenant origination and absorption cost	370,946	402,251
Construction in progress	1,017	8,371
Total real estate	$2,421,175	$2,610,111
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the nine months ended September 30, 2024.
Dispositions of Real Estate
For the nine months ended September 30, 2024, the Company sold nine properties for approximately $128.0 million and recognized a net gain of approximately $25.2 million, detailed in the table below:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Sale Date	Segment	Location	Gross Disposition Price	Gain (Loss)
January 31, 2024	Office	Johnston, Iowa	$30,000	$(17)
March 15, 2024	Other	Columbia, Maryland	15,000	5,326
March 26, 2024	Other	Jefferson City, Missouri	26,090	4,690
March 28, 2024	Other	Houston, Texas	8,435	(822)
Three Months Ended March 31, 2024			79,525	9,177
April 30, 2024	Other	Mechanicsburg, Pennsylvania	8,650	(57)
Three Months Ended June 30, 2024			8,650	(57)
July 9, 2024	Office	San Antonio, Texas	7,600	4,584
July 24, 2024	Other	Concord, North Carolina	8,600	3,422
September 4, 2024	Other	Beavercreek, Ohio	19,500	7,562
September 19, 2024	Other	Huntsville, Alabama	4,100	557
Three Months Ended September 30, 2024			39,800	16,125
Total for the Nine Months Ended September 30, 2024			$127,975	$25,245
On January 31, 2024, the Company sold an Office segment property located in Johnston, Iowa to an affiliate of the existing tenant for $30.0 million. In connection with the sale, the Company issued a one-year $15.0 million promissory note, guaranteed by the tenant, which maintains an investment-grade credit rating. Because the note does not bear interest, we imputed interest at an annual rate of 5.0% and, therefore, recorded a discount of approximately $0.7 million. For the nine months ended September 30, 2024, the Company recognized $0.5 million of discount amortization related to the imputed interest, which is presented in “Other income (expenses)” on the consolidated statement of operations. As of September 30, 2024, the balance on the note was approximately $14.8 million, which is presented in “Other assets” on the consolidated balance sheets.
Real Estate Held for Sale
As of September 30, 2024, four Other segment properties met the criteria for classification as held for sale.
The following summary presents the major components of assets and liabilities related to the real estate property held for sale as of September 30, 2024:

ASSETS	September 30, 2024
Land	$4,966
Building and improvements	37,205
Tenant origination and absorption cost	6,357
Construction in Progress	53
Total real estate	48,581
Less: accumulated depreciation	(15,441)
Total real estate, net	33,140
Deferred rent	1,794
Deferred leasing costs, net	1,377
Other assets, net	145
Total real estate and other assets held for sale	$36,456
LIABILITIES
Accrued expenses and other liabilities	$1,267
Liabilities of real estate assets held for sale	$1,267
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
During the three months ended September 30, 2024, the Company recorded a real estate impairment provision of approximately $42.9 million related to three Other segment properties. The impairment resulted from changes in the current quarter related to potential sales and estimated selling prices of the properties, which impacted the recoverability of the assets.
Refer to Note 8. Fair Value Measurements for additional details regarding the fair value measurements used in determining the real estate impairments.
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value to in-place lease valuation, tenant origination and absorption cost, and other intangibles, net of the write-off of intangibles as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
In-place lease valuation (above market)	$16,674	$22,759
In-place lease valuation (above market) - accumulated amortization	(11,497)	(16,616)
In-place lease valuation (above market), net	5,177	6,143

Intangibles - other	32,028	32,028
Intangibles - other - accumulated amortization	(9,602)	(8,481)
Intangibles - other, net	22,426	23,547
Intangible assets, net	$27,603	$29,690

In-place lease valuation (below market)	$(39,205)	$(42,534)
Land leasehold interest (above market)	(3,072)	(3,072)
Intangibles - other (above market)	(135)	(187)
In-place lease valuation & land leasehold interest - accumulated amortization	28,528	29,770
Intangible liabilities, net	$(13,884)	$(16,023)

Tenant origination and absorption cost	$370,946	$402,251
Tenant origination and absorption cost - accumulated amortization	(214,837)	(221,786)
Tenant origination and absorption cost, net	$156,109	$180,465
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Above and below market leases, net	$(269)	$(421)	$(900)	$(834)
Tenant origination and absorption cost	$6,836	$8,261	$21,483	$29,651
Ground lease amortization (below market)	$(98)	$(98)	$(291)	$(290)
Other leasing costs amortization	$500	$489	$1,471	$1,527

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.    Investments in Unconsolidated Entities
Office Joint Venture
On August 26, 2022, the Company completed the sale of a majority interest in a 41-property office portfolio (the “Initial JV Office Portfolio”) for a sale price of approximately $1.1 billion. On December 27, 2022, the Company completed a companion sale of a majority interest in a five-property office portfolio (“Companion JV Office Portfolio”, and together with the Initial JV Office Portfolio, the “JV Office Portfolio”) for a sale price of approximately $170.4 million. In connection with the sale of the JV Office Portfolio, the Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), invested a combined $184.2 million for an approximately 49% interest in a joint venture (“Galaxy REIT, LLC” or the “Office Joint Venture”), through which it owned indirectly an approximate 49% interest in the JV Office Portfolio.

Following the impairment of the JV Office Portfolio as of September 30, 2023, the Company no longer recorded any equity income or losses related to the Office Joint Venture.

On August 28, 2024, the Company transferred all of its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture (the “Purchasing Members”). As part of the transfer, the Purchasing Members agreed to assume all Shortfall Loans (as defined in the JV office Portfolio’s Limited Liability Company Agreement) previously made between the Company and the Purchasing Member, including all principal and interest accrued, which approximated $6.7 million as of the date of the transfer. The transfer and the assignment of the Shortfall Loans offset our remaining capital account. Additionally, as part of the transfer, the Company and the Purchasing Members agreed that the Company has the opportunity for an earnout in the future (the “Earnout”). Based on the Company’s assessment, there is a minimal likelihood of achieving the Earnout, and as such, the Company concluded that no value would be assigned to the Earnout.

Although the Company no longer holds an interest in the JV Office Portfolio as of September 30, 2024, the Company’s investment in the Office Joint Venture still met the significance criteria in accordance with Rule 10-01(b)(1) of Regulation S-X during the period. As such, the Company presents the summarized interim financial statements of the Office Joint Venture below.

The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	September 30, 2024 (1)	December 31, 2023 (2)
Assets
Real estate properties, net	$1,064,108	$1,092,312
Other assets	252,794	299,045
Total Assets	$1,316,902	$1,391,357

Liabilities
Mortgages payable, net	$1,065,448	$1,067,005
Other liabilities	87,378	92,919
Total Liabilities	$1,152,826	$1,159,924
(1)Amounts are as of June 30, 2024 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts are as of September 30, 2023 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024 (1)	2023 (1)	2024 (2)	2023 (2)
Total revenues	$39,437	$50,889	$132,824	$145,595
Expenses:
Operating expenses	(16,950)	(16,838)	(53,470)	(49,271)
General and administrative	(1,949)	(1,699)	(5,244)	(5,354)
Depreciation and amortization	(14,601)	(17,074)	(60,158)	(50,259)
Interest expense	(28,848)	(51,721)	(89,567)	(144,703)
Other income, net	1,113	2,782	1,854	4,665
Total Expenses	(61,235)	(84,550)	(206,585)	(244,922)
Net Loss	$(21,798)	$(33,661)	$(73,761)	$(99,327)
(1)Amounts represent the period of April 1 to June 30 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts represent the period of October 1 to June 30 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of September 30, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	Carrying Value
	September 30, 2024	December 31, 2023	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity (3)
Secured Debt
AIG Loan II	$101,836	$119,953	4.15%	4.15%	November 2025
BOA II Loan	250,000	250,000	4.32%	4.37%	May 2028
AIG Loan	81,182	92,444	4.96%	4.96%	February 2029
Highway 94 Mortgage Loan(4)	—	11,709	—%	—%	—
Pepsi Bottling Ventures Mortgage Loan(5)	—	17,439	—%	—%	—
Total Secured Debt	433,018	491,545		4.43%
Unsecured Debt(6)
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	3.36%	April 2026
2028 Term Loan(7)	210,000	400,000	SOF Rate + 1.60%	3.72%	July 2028
Revolving Loan	390,000	400,000	SOF Rate + 1.65%	3.77%	July 2028
Total Unsecured Debt	750,000	950,000		3.67%
Total Debt	1,183,018	1,441,545		3.95%
Unamortized Deferred Financing Costs and Discounts, net	(15,008)	(5,622)
Total Debt, net	$1,168,010	$1,435,923
(1)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of September 30, 2024, the applicable rates were 4.83% (SOFR, as calculated per the credit facility), plus spreads of 1.25% (2026 Term Loan), 1.60% (2028 Term Loan), and 1.65% (Revolving Loan) and a 0.1% index.
(2)The Effective Interest Rate is calculated on a weighted average basis and is inclusive of the Company's $750.0 million floating to fixed interest rate swaps maturing on July 1, 2025. The Effective Interest Rate does not include the effect of amortization of discounts/premiums and deferred financing costs. When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, but excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.37%.
(3)Reflects the loan maturity dates as of September 30, 2024.
(4)Highway 94 Mortgage Loan was paid off in full in March 2024 in connection with the tenant’s closing on exercise of its purchase option for the Other segment property located in Jefferson City, Missouri.
(5)Pepsi Bottling Ventures Mortgage Loan was paid off in full in September 2024.
(6)On July 25, 2024, the Company entered into the Eighth Amendment (as defined below), which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Loan, and certain terms related to debt covenants.
(7)As a result of the modifications under the Eighth Amendment, the maturity date for the 2028 Term Loan (previously the 2025 Term Loan) was extended to July 25, 2028.
Second Amended and Restated Credit Agreement
As of September 30, 2024, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 (as amended by the First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), the Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), the Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), the Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), the Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), the Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), the Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), and the Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of July 25, 2024 (the “Eighth Amendment”), collectively the “Second Amended and Restated Credit Agreement”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $1.3 billion credit facility consisting of (i) a

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
$547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $390.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan and the 2028 Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $393.0 million in the aggregate. As of September 30, 2024, the available undrawn capacity under the Revolving Credit Facility was $157.0 million.
Debt Covenant Compliance
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Pursuant to the Eighth Amendment to the Second Amended and Restated Credit Agreement, certain terms related to debt covenants in the Second Amended and Restated Credit Agreement were modified.
The Company remains in compliance with all of its debt covenants as of September 30, 2024.
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
Derivative Instruments
As of September 30, 2024, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which, as of September 30, 2024, consists of the KeyBank Loans). The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at September 30, 2024 and December 31, 2023:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Assets

Current Interest Rate Swaps
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$3,678	$7,891	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	2,445	5,250	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	1,822	3,915	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	1,213	2,924	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	967	2,331	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	965	2,327	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	952	2,304	100,000	100,000
Total				$12,042	$26,942	$750,000	$750,000

Forward Interest Rate Swaps(2)
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	$(1,820)	$—	$100,000	$—
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(1,825)	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.60%	(1,922)	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.58%	(1,864)	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(1,826)	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.62%	(998)	—	50,000	—
Total				$(10,255)	$—	$550,000	$—
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of September 30, 2024, derivatives in an asset or liability position are included in the line item “Other assets” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
(2)In connection with the Eighth Amendment, the Operating Partnership entered into certain interest rate swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$5,347	$(15,371)
Amount reclassified from AOCI into earnings under “Interest expense”	$19,714	$16,993
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$46,134	$49,208
During the twelve months subsequent to September 30, 2024, the Company estimates that an additional $11.5 million of its income will be recognized from AOCI into earnings.
As of September 30, 2024 and December 31, 2023, the Company is not required to post collateral related to these agreements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Interest payable	$15,522	$17,073
Prepaid tenant rent	7,762	9,710
Deferred compensation	10,111	9,661
Real estate taxes payable	4,942	5,165
Property operating expense payable	2,371	4,469
Accrued construction in progress	—	1,183
Accrued tenant improvements	1,245	551
Other liabilities	20,909	30,417
Total	$62,862	$78,229

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
In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the entire fair value measurement is calculated based on the lowest level of the fair value hierarchy that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy between the periods ending December 31, 2023 and September 30, 2024.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2024 and December 31, 2023:

Assets/(Liabilities)	Total Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Interest Rate Swap Asset	$12,042	$—	$12,042	$—
Mutual Funds Asset	$7,996	$7,996	$—	$—
Interest Rate Swap Liability	$(10,255)	$—	$(10,255)	$—

December 31, 2023
Interest Rate Swap Asset	$26,942	$—	$26,942	$—
Mutual Funds Asset	$7,148	$7,148	$—	$—
Nonrecurring Measurement - Real Estate Impairment
The following table is a summary of the quantitative fair value information for the three impaired real estate assets for the nine months ended September 30, 2024. The Company used estimated selling prices, which the Company considered as a Level 2 measurement within the fair value hierarchy:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

Range of Inputs
Unobservable Inputs	Other segment
Estimated selling price (per square foot)	$46.00 - $188.00
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
During the three months ended March 31, 2024, within the Other segment, the Company sold three properties for $49.5 million. As a result of the sales, the Company performed a quantitative assessment to estimate the fair value in the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. Thus, the Company recorded a $4.6 million impairment of the goodwill allocated to the Other reporting unit.
During the three months ended September 30, 2024, within the Other segment, (i) the Company sold three properties for $32.2 million and (ii) recognized impairments on three properties for $42.9 million. As a result of these sales and impairments, the Company performed a quantitative assessment to estimate the fair value in the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was greater than the carrying amount. Thus, the Company recorded no impairment of the goodwill allocated to the Other reporting unit.
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
September 30, 2024
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
As of September 30, 2024, the Company’s remaining goodwill balance was $74.1 million, of which $68.4 million was allocated to the Industrial segment and $5.7 million was allocated to the Other segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.
Financial Instruments at Fair Value
Financial instruments as of September 30, 2024 and December 31, 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2024 and December 31, 2023.
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

	September 30, 2024		December 31, 2023
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$231,528	$250,000	$220,730	$250,000
AIG Loan II	91,780	101,836	115,340	119,953
AIG Loan	61,850	81,182	92,444	92,444
Pepsi Bottling Ventures Mortgage Loan	—	—	17,439	17,439
Highway 94 Mortgage Loan	—	—	11,709	11,709
Total Secured Debt	$385,158	$433,018	$457,662	$491,545
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2024 and December 31, 2023. See Note 5, Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of September 30, 2024, there were 36,377,254 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of September 30, 2024, the Company has not sold any shares under the ATM program.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
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
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 2,063,478 shares. As of September 30, 2024, 892,788 common shares remained for issuance pursuant to awards granted under the Plan.
As of September 30, 2024 and September 30, 2023, there was $8.5 million and $11.0 million, respectively, of unrecognized compensation expense remaining, which vests between three months and approximately 2.3 years.
Total compensation expense related to Restricted Shares for the three months ended September 30, 2024 and September 30, 2023 was approximately $2.0 million and $2.4 million, respectively. Total compensation expense for the nine months ended September 30, 2024 and September 30, 2023 was approximately $5.8 million and $9.0 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2022	161,501
Granted	166,321	$56.53
Forfeited	(485)	$63.70
Vested	(167,784)	$69.02
Balance at December 31, 2023	159,553
Granted	540,167	$11.63
Forfeited	(1,735)	$44.50
Vested(1)	(69,168)	$27.25
Balance as of September 30, 2024	628,817
(1)    Total shares vested include 4,875 common shares that were withheld (i.e., forfeited) by employees during the nine months ended September 30, 2024 to satisfy minimum statutory tax withholding requirements associated with the vesting of Restricted Shares.
10.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of September 30, 2024, the limited partners of the Operating Partnership owned approximately 3.22 million OP Units consisting of approximately (i) 3.2 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined in below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of September 30, 2024, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 8.1% of total shares outstanding and 8.1% of weighted-average shares outstanding.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
All limited partners of the Operating Partnership have the right (the “Exchange Right”) to redeem their OP Units, pursuant to the limited partnership agreement of the Operating Partnership and applicable contribution agreement, at an exchange price equal to the value of an equivalent number of common shares (“Share Value”). The Operating Partnership is obligated to satisfy the Exchange Right for cash equal to the Share Value unless the Company, as the general partner of the Operating Partnership, in its sole and absolute discretion, elects to directly (i) purchase the OP units for cash equal to the Share Value or (ii) purchase the limited partner’s OP Units by issuing common shares of the Company for the OP Units, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement of the Operating Partnership.
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2024 and year ended December 31, 2023:

	Nine Months Ended September 30, 2024	Year Ended December 31, 2023
Beginning balance	$91,629	$174,655
Reclass of noncontrolling interest subject to redemption	—	10
Exchange of noncontrolling interest	(1,058)	(27,169)
Reclass of redeemable non-controlling interest	—	3,801
Distributions to noncontrolling interests	(2,168)	(2,989)
Allocated distributions to noncontrolling interests subject to redemption	—	(728)
Allocated net income (loss)	(2,042)	(54,555)
Allocated other comprehensive income (loss)	(2,033)	(1,396)
Ending balance	$84,328	$91,629
Redemption of OP units from Self-Administration Transaction
In connection with the transaction that resulted in the internalization of management of Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”) in December 2018 (the “Self-Administration Transaction”), Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and an affiliate of the sponsor of our Predecessor and Griffin Capital Company, LLC (“GCC LLC”), received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC, the “Management Company”). GC LLC assigned approximately 50% of the OP units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction costs receivable and payable as of September 30, 2024 and December 31, 2023:

	Incurred for the Nine Months Ended		Payable as of
	September 30,		September 30,	December 31,
	2024	2023	2024	2023
Expensed
Costs advanced by related party	$—	$85	$16	$—
Office rent and related expenses	476	975	—	—
Other
Distributions	1,720	2,381	573	573
Total	$2,196	$3,441	$589	$573
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
As of September 30, 2024, the Company recorded a lease liability and a right-of-use asset for approximately $0.8 million related to the El Segundo Sublease, which is included in Right of Use Assets and Lease Liability on the Company’s consolidated balance sheet.
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
The Company recognized $148.8 million and $166.5 million of lease income related to operating lease payments for the nine months ended September 30, 2024 and September 30, 2023, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The Company's current third-party tenant leases have expirations ranging from 2025 to 2044. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of September 30, 2024, and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

September 30, 2024
Remaining 2024	$45,728
2025	185,946
2026	183,987
2027	170,410
2028	155,898
Thereafter	609,225
Total	$1,351,194
Lessee - Ground Leases
As of September 30, 2024, the Company is the tenant (lessee) under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
Lessee - Office Leases
As of September 30, 2024, the Company is the tenant (lessee) under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois, which expires on June 29, 2025.
Lessee Summary - Ground Leases and Office Leases
For ground leases and office leases in which the Company is a lessee, the Company incurred costs of approximately $2.9 million for the nine months ended September 30, 2024 and $2.9 million for the nine months ended September 30, 2023, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.6 million for the nine months ended September 30, 2024 and $1.6 million for the nine months ended September 30, 2023.
The following table sets forth the weighted-average for the lease term and the discount rate for the ground leases and office leases in which the Company is a lessee as of September 30, 2024:

	September 30, 2024
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	75.3	15.6
Weighted-average discount rate (1)	4.97%	3.46%
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Maturities of lease liabilities as of September 30, 2024 were as follows:

	September 30, 2024
	Operating	Financing
2024	$527	$211
2025	2,051	365
2026	1,748	375
2027	1,527	381
2028	1,595	386
Thereafter	248,693	3,072
Total undiscounted lease payments	256,141	4,790
Less: imputed interest	(212,195)	(1,876)
Total lease liabilities	$43,946	$2,914

13.    Commitments and Contingencies
Capital Expenditures, Leasing, and Tenant Improvement Commitments
As of September 30, 2024, the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $8.3 million.

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
The following table presents segment NOI for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Industrial NOI
Total Industrial revenues	$14,918	$13,934	$44,305	$42,508
Industrial operating expenses	(2,220)	(1,884)	(6,238)	(5,510)
Industrial NOI	12,698	12,050	38,067	36,998

Office NOI
Total Office revenues	33,234	34,022	99,224	108,210
Office operating expenses	(5,787)	(6,102)	(16,934)	(18,518)
Office NOI	27,447	27,920	82,290	89,692

Other NOI
Total Other revenues	6,808	13,757	26,611	40,508
Other operating expenses	(3,094)	(5,360)	(10,058)	(15,666)
Other NOI	3,714	8,397	16,553	24,842
Total NOI	$43,859	$48,367	$136,910	$151,532
A reconciliation of net loss to NOI for the three and nine months ended September 30, 2024 and September 30, 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Net Loss to Total NOI
Net loss	$(26,549)	$(139,948)	$(25,180)	$(583,332)
General and administrative expenses	9,122	9,653	27,918	31,411
Corporate operating expenses to related parties	141	257	476	975
Real estate impairment provision	42,894	—	50,774	397,373
Depreciation and amortization	22,742	25,003	69,155	86,830
Interest expense	14,140	16,126	46,134	49,208
Other income, net	(3,592)	(3,654)	(12,802)	(7,613)
Net loss from investment in unconsolidated entity	—	144,598	—	176,767
Extinguishment of debt	508	—	508	—
Gain from disposition of assets	(16,125)	(3,748)	(25,245)	(24,657)
Goodwill impairment provision	—	—	4,594	—
Transaction expenses	578	80	578	24,570
Total NOI	$43,859	$48,367	$136,910	$151,532
The following table presents the Company’s goodwill for each of the segments as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Goodwill
Industrial	$68,373	$68,373
Office	—	—
Other	5,679	10,274
Total Goodwill	$74,052	$78,647

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2024
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents the Company’s total real estate assets, net, which includes deductions for accumulated depreciation and amortization and excludes intangibles, for each segment as of the September 30, 2024 and December 31, 2023:

	September 30,	December 31,
	2024	2023
Industrial Real Estate, net
Total real estate	$741,717	$741,737
Accumulated depreciation and amortization	(170,962)	(152,353)
Industrial real estate, net	570,755	589,384

Office Real Estate, net
Total real estate	1,505,580	1,505,959
Accumulated depreciation and amortization	(326,189)	(286,136)
Office real estate, net	1,179,391	1,219,823

Other Real Estate, net
Total real estate	173,878	362,415
Accumulated depreciation and amortization	(57,669)	(112,063)
Other real estate, net	116,209	250,352

Total Real Estate, net	$1,866,355	$2,059,559

Total Real Estate Held for Sale, net
Total real estate	$48,581	$64,289
Accumulated depreciation and amortization	(15,441)	(14,636)
Real estate held for sale, net	$33,140	$49,653
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
On August 6, 2024, the Board declared an all-cash dividend for the third quarter in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. The Company paid such dividends on October 17, 2024 to shareholders and holders of OP Units of record as of September 30, 2024.
16.    Subsequent Events
Declaration of Dividends and Distributions
On October 23, 2024, the Board declared an all-cash dividend for the fourth quarter in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. Such dividend is payable on or about January 17, 2025 to shareholders and holders of OP Units of record as of December 31, 2024.

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
PKST OP, L.P., our operating partnership (the “Operating Partnership”) owns, directly and indirectly all of the Company’s assets. As of September 30, 2024, the Company owned approximately 91.9% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
The Company’s wholly-owned portfolio had the following characteristics as of September 30, 2024:

Segment	Number of Properties	Percentage Leased (based on rentable square feet)	Weighted Average Lease Term (WALT) (in years)	Investment Grade % Wtd. Avg. Based on ABR	Percentage of ABR
Industrial	19	100.0%	6.3	58.0%	27.5%
Office	33	98.7%	7.2	60.0%	61.8%
Other	10	65.4%	3.8	41.4%	10.7%
Total / Weighted-Average	62	95.6%	6.6	57.4%	100.0%

Revenue Concentration
The Company presents the following concentrations based on Annualized Base Rent (“ABR”), which refers to the contractual base rent excluding rent abatements and deducting base year operating expense for gross and modified gross leases as of September 30, 2024, unless otherwise specified, multiplied by 12 months. For leases in effect at the end of any quarter that provide for rent abatement during the last month of that quarter, the Company used the monthly contractual base rent payable following expiration of the abatement period.
By State:
The percentage of ABR as of September 30, 2024 by state, based on the respective in-place leases, is as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Arizona	$23,605	7	13.0%
New Jersey	19,884	5	10.9
Colorado	13,364	4	7.3
Massachusetts	12,839	3	7.1
California	12,610	2	6.9
Ohio	11,751	4	6.5
South Carolina	9,876	3	5.4
Alabama	9,409	1	5.2
Florida	9,129	3	5.0
Illinois	8,901	3	4.9
Subtotal	$131,368	35	72.2%
All Others (1)	50,466	27	27.8
Total	$181,834	62	100.0%
(1)     “All others” account for less than 4.8% of ABR on an individual state basis.
By Industry:
The percentage of ABR as of September 30, 2024, by industry, based on the respective in-place leases, is as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$28,115	12	15.5%
Consumer Services	20,260	4	11.1
Materials	17,191	4	9.5
Food, Beverage & Tobacco	17,152	3	9.4
Utilities	11,513	2	6.3
Health Care Equipment & Services	11,389	4	6.3
Commercial & Professional Services	10,936	6	6.0
Retailing	9,922	2	5.5
Diversified Financials	9,138	3	5.0
E-Commerce	8,683	1	4.8
Subtotal	$144,299	41	79.4%
All Others (2)	37,535	19	20.6
Total	$181,834	60	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     “All others” account for less than 4.5% of total ABR on an individual industry basis.

Top Ten Tenants:
Pursuant to the respective in-place leases, no lessee or property generated more than 6.5% of our ABR as of September 30, 2024. As of September 30, 2024, our top 10 tenants are as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Keurig Dr. Pepper	$11,897	6.5%
Southern Company	9,409	5.2
LPL	8,701	4.8
Amazon	8,683	4.8
Maxar Technologies	7,916	4.4
Freeport McMoran	7,867	4.3
RH	7,637	4.2
Wyndham Hotels & Resorts	7,522	4.1
McKesson	6,276	3.5
Travel & Leisure, Co.	5,928	3.3
Subtotal	$81,836	45.1%
All Others (1)	99,998	54.9
Total	$181,834	100.0%
(1)     “All others” account for less than 3.0% of ABR on an individual tenant basis.

Leasing Information
As of September 30, 2024, we estimate that the current average market rental rates for all leases in our Industrial segment that are scheduled to expire within the next four years are approximately 15% to 20% greater than the weighted average in-place cash rental rates. In addition, as of September 30, 2024, we estimate that the current average market rental rates for all leases in our Office and Other segments that are scheduled to expire within the next four years are approximately 2% below to 3% greater than the weighted average in-place cash rental rates.
Our estimates regarding current average market rental rates are based on our internal analysis and/or third-party broker quotes, when available, and there is no assurance that these estimates will prove to be accurate. Market rental rates and the demand for our properties are impacted by general economic conditions, including the pace of economic growth and access to capital in the submarkets in which our properties are located. Therefore, there is no assurance that expiring leases will be renewed or that available space will be re-leased above, below or at current market rental rates.

The following tables set forth certain information regarding leasing activity during the three months ended September 30, 2024:

Leases Commenced (1):

	Number of Leases	Approx. Square Feet	Lease Term (in years)	LC (per square foot)	TI (per square foot)	GAAP Rent Change (2)	Cash Rent Change (3)
New Leases	1	26,800	2.0	$1.87	$—	75.0%	71.0%
Renewal Leases	1	120,600	10.0	$7.18	$1.00	41.0%	20.0%
Total / Weighted Average	2	147,400	8.5	$6.22	$0.82	47.0%	29.0%

(1)Represents leasing activity for leases that commenced during the quarter.
(2)Calculated as the change between GAAP rents for new/renewal leases and the expiring GAAP rents for the same space.
(3)Calculated as the change between cash rents for new/renewal leases and the expiring cash rents for the same space.

Leases Executed (1):

	Number of Leases	Approx. Square Feet	Lease Term (in years)	LC (per square feet)	TI (per square feet)	GAAP Rent Change (2)	Cash Rent Change (3)
New Leases	1	26,800	2.0	$1.87	$—	75.0%	71.0%
Renewal Leases	1	120,600	10.0	$7.18	$1.00	41.0%	20.0%
Total / Weighted Average	2	147,400	8.5	$6.22	$0.82	47.0%	29.0%
(1)Represents leasing activity for leases that were executed during the quarter.
(2)Calculated as the change between GAAP rents for new/renewal leases and the expiring GAAP rents for the same space.
(3)Calculated as the change between cash rents for new/renewal leases and the expiring cash rents for the same space.
Lease Expirations:
As of September 30, 2024, our lease expirations by year are as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Number of Leases	Approx. Square Feet	Percentage of ABR	ABR (per square foot)(2)	Annualized Net Effective Base Rent (per square foot) (3)
2025	$5,212	4	302,900	2.9	$17.21	$15.78
2026	9,423	4	1,485,900	5.2	6.34	6.38
2027	14,524	7	570,700	8.0	25.45	23.98
2028	19,028	11	2,027,200	10.5	9.39	9.08
2029	41,564	11	2,475,100	22.9	16.79	16.42
>2029	92,083	31	8,659,200	50.5	10.63	11.20
Vacant	—	—	719,800	—	—	—
Total / Weighted Average	$181,834	68	16,240,800	100.0%	$11.20	$11.33
(1) Expirations that occur on the last day of the month are shown as expiring in the subsequent month.
(2)ABR (per square foot) is calculated as (i) annualized base rent divided by (ii) square footage under lease as of September 30, 2024.
(3)Annualized Net Effective Base Rent (per square foot) is calculated as (i) the contractual base rent for leases in place as of September 30, 2024, calculated on a straight-line basis to amortize free rent periods and abatements, but without regard to tenant improvement allowances and leasing commissions, divided by (ii) rentable square footage under lease as of September 30, 2024.

Results of Operations
Overview
The Company’s long-term objective is to leverage the experience of our team to maximize shareholder value through the ownership and operation of industrial and select office assets located in strategic markets. We are focused on maintaining a strong balance sheet that enables us to execute multi-channel investments across the risk and capital spectrum. It is our intention to continue to maximize our balance sheet flexibility through, among other things, free cash flow generation and the continued execution of our strategic disposition plan. We seek to generate internal and external growth by optimizing the cash flow from our properties and expanding our portfolio by making industrial-focused investments.
Business Environment
The dynamic landscape of the capital markets has caused a shift in the sentiment of real estate investors. The interplay of economic indicators, geopolitical tensions, and monetary policy adjustments has created an environment where caution prevails. Amidst these challenges, real estate investors appear to be cautiously optimistic due to the apparent reversal of interest rate hikes by the Federal Reserve, which could alleviate the availability and cost of financing, potentially revitalizing investor confidence.
Industrial trends including onshoring and nearshoring of manufacturing and warehousing operations, the projected increase in U.S. industrial production, and the continued growth of e-commerce are anticipated to drive sustained demand for industrial real estate in the long run. The slowing pace of construction and increasing resistance from municipalities for new industrial development are limiting industrial supply, which we believe will benefit existing industrial assets over time. Also, while demand has moderated relative to record levels in recent years, it remains relatively steady across most markets and vacancy rates remain low by historic standards.
The office market continues to undergo a period of adaptation driven by evolving workplace preferences. While overall demand for office space nationwide has declined relative to pre-Covid standards, newer and more modern office buildings, with high walk-scores, immediate access to retail amenities and transportation hubs appear to continue to attract and retain tenants and achieve top-of-market rental rates.
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
Reconciliation of Net Income (Loss) to Same Store NOI
Total net income (loss) for the three months ended September 30, 2024 and September 30, 2023 was $(26.5) million and $(139.9) million, respectively. Total net loss for the nine months ended September 30, 2024, and September 30, 2023 was $(25.2) million and $(583.3) million, respectively. The following table reconciles net loss to Same Store NOI for the three and nine months ended September 30, 2024 and September 30, 2023 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Net Income (Loss) to Same Store NOI
Net (loss) income	$(26,549)	$(139,948)	$(25,180)	$(583,332)
General and administrative expenses	9,122	9,653	27,918	31,411
Corporate operating expenses to related parties	141	257	476	975
Real estate impairment provision	42,894	—	50,774	397,373
Depreciation and amortization	22,742	25,003	69,155	86,830
Interest expense	14,140	16,126	46,134	49,208
Other income, net	(3,592)	(3,654)	(12,802)	(7,613)
Net loss from investment in unconsolidated entity	—	144,598	—	176,767
Extinguishment of debt	508	—	508	—
Gain from disposition of assets	(16,125)	(3,748)	(25,245)	(24,657)
Goodwill impairment provision	—	—	4,594	—
Transaction expenses	578	80	578	24,570
Total NOI	$43,859	$48,367	$136,910	$151,532
Same Store Adjustments:
Recently disposed properties	(248)	(5,411)	(3,810)	(20,543)
Inducement adjustment	—	—	—	(150)
Corporate related adjustment	3	(4)	(41)	20
Total Same Store NOI	$43,614	$42,952	$133,059	$130,859
Same Store Analysis
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023.
For the three months ended September 30, 2024, our “Same Store” portfolio consisted of 62 properties, encompassing approximately 16.2 million square feet, and Annualized Base Rent as of September 30, 2024 of $181.8 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 62 “Same Store” properties by segment for the three months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$14,918	$13,934	$984	7%
Industrial operating expenses	(2,220)	(1,884)	336	18%
Industrial NOI	12,698	12,050	648	5%

Office Same Store NOI
Total Office revenues	33,232	32,439	793	2%
Office operating expenses	(5,765)	(5,893)	(128)	(2)%
Office NOI	27,467	26,546	921	3%

Other Same Store NOI
Total Other revenues	6,225	7,545	(1,320)	(17)%
Other operating expenses	(2,776)	(3,189)	(413)	13%
Other NOI	3,449	4,356	(907)	(21)%
Total Same Store NOI	$43,614	$42,952	$662	2%
Same Store NOI
Total Same Store NOI increased by $0.7 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Industrial Same Store NOI increased $0.6 million primarily due to the execution of a lease extension in 2023 and two lease extensions in 2024.
Office Same Store NOI increased $0.9 million primarily due to a lease commencement in 2024.
Other Same Store NOI decreased $0.9 million primarily due to a lease expiration at the end of its term in 2023.
Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023.
For the nine months ended September 30, 2024, our “Same Store” portfolio consisted of 62 properties, encompassing approximately 16.2 million square feet, and Annualized Base Rent as of September 30, 2024 of $181.8 million. The Company’s “Same Store” portfolio includes properties which were held for the full period for both periods presented. The following table provides a comparative summary of the results of operations for the 62 “Same Store” properties by segment for the nine months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$44,305	$42,155	$2,150	5%
Industrial operating expenses	(6,238)	(5,477)	761	14%
Industrial NOI	38,067	36,678	1,389	4%

Office Same Store NOI
Total Office revenues	98,498	97,393	1,105	1%
Office operating expenses	(16,937)	(16,556)	381	2%
Office NOI	81,561	80,837	724	1%

Other Same Store NOI
Total Other revenues	21,348	21,881	(533)	(2)%
Other operating expenses	(7,917)	(8,537)	(620)	7%
Other NOI	13,431	13,344	87	1%
Total Same Store NOI	$133,059	$130,859	$2,200	2%
Same Store NOI
Total Same Store NOI increased by $2.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.
Industrial Same Store NOI increased $1.4 million primarily due to the execution of a lease extension in 2023 and two lease extensions in 2024.
Office Same Store NOI increased $0.7 million primarily due to a lease commencement in 2024, partially offset by a lease expiration and a negotiated lease termination at the end of its term in 2023.
Other Same Store NOI increased $0.1 million primarily due to the timing of certain expense recoveries partially offset by a natural lease expiration at the end of its term in 2023.

Portfolio Analysis
Comparison of the Three Months Ended September 30, 2024 to the Three Months Ended September 30, 2023
Net Loss
For the three months ended September 30, 2024, the Company recorded a net loss of $(26.5) million compared to a net loss of $(139.9) million for the three months ended September 30, 2023. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the three months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Reconciliation of Net Loss to Total NOI
Net income (loss)	$(26,549)	$(139,948)	$113,399	(81)%
General and administrative expenses	9,122	9,653	(531)	(6)%
Corporate operating expenses to related parties	141	257	(116)	(45)%
Real estate impairment provision	42,894	—	42,894	—%
Depreciation and amortization	22,742	25,003	(2,261)	(9)%
Interest expense	14,140	16,126	(1,986)	(12)%
Other income, net	(3,592)	(3,654)	62	(2)%
Net loss from investment in unconsolidated entity	—	144,598	(144,598)	(100)%
Extinguishment of debt	508	—	508	—%
Gain from disposition of assets	(16,125)	(3,748)	(12,377)	330%
Transaction expenses	578	80	498	623%
Total NOI	$43,859	$48,367	$(4,508)	(9)%
The following table provides further detail regarding segment NOI:

	Three Months Ended September 30,
	2024	2023	Change	Percentage Change
Industrial NOI
Industrial revenues	$14,918	$13,934	$984	7%
Industrial operating expenses	(2,220)	(1,884)	336	18%
Industrial NOI	12,698	12,050	648	5%

Office NOI
Office revenues	33,234	34,022	(788)	(2)%
Office operating expenses	(5,787)	(6,102)	(315)	(5)%
Office NOI	27,447	27,920	(473)	(2)%

Other NOI
Other revenues	6,808	13,757	(6,949)	(51)%
Other operating expenses	(3,094)	(5,360)	(2,266)	(42)%
Other NOI	3,714	8,397	(4,683)	(56)%
Total NOI	$43,859	$48,367	$(4,508)	(9)%
NOI
Total NOI decreased by $4.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023.

Industrial NOI increased $0.6 million primarily due to the execution of a lease extension in 2023 and two lease extensions in 2024.
Office NOI decreased $0.5 million primarily due to property dispositions in 2023 and 2024, partially offset by a lease commencement in 2024.
Other NOI decreased $4.7 million primarily due to property dispositions and two lease expirations at the end of their respective terms in 2023, partially offset by a lease extension in 2024.
General and Administrative Expense
General and administrative expense decreased $0.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023, primarily due to a decrease in employee severance costs and professional fees, partially offset by increases in payroll costs associated with an increased headcount.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties decreased $0.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to the termination of the administrative services agreement in 2023.
Real Estate Impairment
Real estate impairment increased approximately $42.9 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to three property impairments in the current period.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $2.3 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to dispositions and impairments.
Interest Expense
Interest expense decreased approximately $2.0 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to debt payoffs in 2023 and 2024.
Other Income, Net
The decrease in other income, net of $0.1 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 is primarily due to an increase in interest income earned from money market accounts.
Net loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased approximately $144.6 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to the complete write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023, in which the Company no longer recorded any equity income or losses. On August 28, 2024, the Company transferred all of its ownership interest and no longer holds any interest in the Office Joint Venture.
Extinguishment of Debt
Extinguishment of debt increased approximately $0.5 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily due to the accounting for deferred financing costs attributable to exiting creditors in connection with the Eighth Amendment to the Second Amended and Restated Credit Amendment entered into as of July 25, 2024 (the “Eighth Amendment”).

Gain From Disposition of Assets
Gain from disposition of assets increased approximately $12.4 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 due to more sales with realized gains.
Transaction Expenses
Transaction expenses increased by $0.5 million for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 primarily due to certain fees required to be expensed in connection with the Eighth Amendment.

Comparison of the Nine Months Ended September 30, 2024 to the Nine Months Ended September 30, 2023.
Net Loss
For the nine months ended September 30, 2024, the Company recorded net loss of $(25.2) million compared to net loss of $(583.3) million for the nine months ended September 30, 2023. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the nine months ended September 30, 2024 and September 30, 2023 (dollars in thousands):

	Nine Months Ended September 30,
	2024	2023	Change	Percentage Change
Reconciliation of Net Income (Loss) to Total NOI
Net income (loss)	$(25,180)	$(583,332)	$558,152	96%
General and administrative expenses	27,918	31,411	(3,493)	(11)%
Corporate operating expenses to related parties	476	975	(499)	(51)%
Real estate impairment provision	50,774	397,373	(346,599)	(87)%
Depreciation and amortization	69,155	86,830	(17,675)	(20)%
Interest expense	46,134	49,208	(3,074)	(6)%
Other income, net	(12,802)	(7,613)	(5,189)	68%
Net loss from investment in unconsolidated entity	—	176,767	(176,767)	(100)%
Extinguishment of debt	508	—	508	—%
Gain from disposition of assets	(25,245)	(24,657)	(588)	2%
Goodwill impairment provision	4,594	—	4,594	100%
Transaction expenses	578	24,570	(23,992)	(98)%
Total NOI	$136,910	$151,532	$(14,622)	(10)%
The following table provides further detail regarding segment NOI:

	Nine Months Ended September 30,
	2024	2023	Change	Percentage Change
Industrial NOI
Industrial revenues	$44,305	$42,508	$1,797	4%
Industrial operating expenses	(6,238)	(5,510)	728	13%
Industrial NOI	38,067	36,998	1,069	3%

Office NOI
Office revenues	99,224	108,210	(8,986)	(8)%
Office operating expenses	(16,934)	(18,518)	(1,584)	(9)%
Office NOI	82,290	89,692	(7,402)	(8)%

Other NOI
Other revenues	26,611	40,508	(13,897)	(34)%
Other operating expenses	(10,058)	(15,666)	(5,608)	(36)%
Other NOI	16,553	24,842	(8,289)	(33)%
Total NOI	$136,910	$151,532	$(14,622)	(10)%
NOI
Total NOI decreased by $14.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023.

Industrial NOI increased $1.1 million primarily due to the execution of a lease extension in 2023 and two lease extensions in 2024.
Office NOI decreased $7.4 million primarily due to property dispositions in 2023 and 2024, a lease expiration at the end of its term in 2024, and a negotiated lease termination in 2023, partially offset by two lease commencements in 2024.
Other NOI decreased $8.3 million primarily due to property dispositions in 2023 and 2024, and a lease expiration at the end of its term in 2024, partially offset by a lease extension in 2024.
General and Administrative Expense
General and administrative expense decreased by $3.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to a decrease in employee severance costs and professional fees, as well as the full vesting of certain prior year restricted share units.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties decreased $0.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the termination of the administrative services agreement during 2023.
Real Estate Impairment
Real estate impairment decreased approximately $346.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to fewer property impairments in the current year.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $17.7 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to property dispositions and impairments in 2023 and 2024.
Interest Expense
Interest expense decreased approximately $3.1 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to debt payoffs in 2023 and 2024.
Other Income, Net
The increase in other income, net of $5.2 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 is primarily due to increases in interest income earned from money market accounts.
Net loss From Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased approximately $176.8 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 due to the complete write-off of the Company’s investment in the Office Joint Venture as of September 30, 2023, in which the Company no longer recorded any equity income or losses. On August 28, 2024, the Company transferred all of its ownership interest and no longer holds any interest in the Office Joint Venture.
Gain From Disposition of Assets
Gain from disposition of assets increased approximately $0.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to more sales with realized gains.

Extinguishment of Debt
Extinguishment of debt increased approximately $0.5 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023, primarily due to the accounting for deferred financing costs attributable to exiting creditors in connection with the Eighth Amendment.
Goodwill Impairment
Goodwill impairment increased approximately $4.6 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the impairment of goodwill related to the sales of Other segment properties in 2024 compared to no goodwill impairment in the prior period.
Transaction Expenses
Transaction expenses decreased by $24.0 million for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 primarily due to the inclusion of Listing related expenses incurred in 2023.
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
Our calculation of FFO and AFFO is presented in the following table for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net income (loss)	$(26,549)	$(139,948)	$(25,180)	$(583,332)
Adjustments:
Depreciation of building and improvements	15,504	16,351	46,491	55,943
Amortization of leasing costs and intangibles	7,336	8,750	22,954	31,178
Impairment provision, real estate	42,894	—	50,774	397,373
Equity interest of depreciation of building and improvements - unconsolidated entity	—	8,365	—	24,623
Gain from disposition of assets, net	(16,125)	(3,748)	(25,245)	(24,657)
FFO	23,060	(110,230)	69,794	(98,872)
Distribution to redeemable preferred shareholders	—	—	—	(2,376)
Preferred units redemption charge	—	—	—	(4,970)
FFO attributable to common shareholders and limited partners	$23,060	$(110,230)	$69,794	$(106,218)
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and limited partners	$23,060	$(110,230)	$69,794	$(106,218)
Adjustments:
Revenues in excess of cash received, net	(2,197)	(822)	(4,843)	(7,749)
Amortization of share-based compensation	2,025	2,444	5,836	7,626
Deferred rent - ground lease	423	428	1,238	1,296
Unrealized loss (gain) on investments	(230)	89	(466)	52
Amortization of above/(below) market rent, net	(269)	(421)	(900)	(834)
Amortization of debt premium/(discount), net	12	101	139	286
Amortization of ground leasehold interests	(98)	(98)	(291)	(291)
Amortization of below tax benefit amortization	377	377	1,122	1,117
Amortization of deferred financing costs	1,457	662	3,551	2,591
Amortization of lease inducements	—	—	—	150
Company’s share of amortization of deferred financing costs- unconsolidated entity	—	10,774	—	31,061
Company’s share of revenues in excess of cash received (straight-line rent) - unconsolidated entity	—	(631)	—	(2,207)
Company’s share of amortization of above market rent - unconsolidated entity	—	(218)	—	(532)
Write-off of transaction costs	43	83	112	115
Extinguishment of debt	508	—	508	—
Employee separation expense	—	—	59	2,042
Transaction expenses	578	80	578	24,570
Preferred units redemption charge	—	—	—	4,970
Impairment provision, investment in unconsolidated entity	—	129,334	—	129,334
Write-off of Company's share of accumulated other comprehensive income - unconsolidated entity	—	(1,226)	—	(1,226)
Impairment provision, goodwill	—	—	4,594	—
AFFO available to common shareholders and limited partners	$25,689	$30,726	$81,031	$86,153
FFO per share/unit, basic and diluted	$0.58	$(2.79)	$1.76	$(2.69)
AFFO per share/unit, basic and diluted	$0.65	$0.78	$2.05	$2.18

Weighted-average common shares outstanding - basic and diluted shares	36,374,407	35,975,483	36,344,568	35,965,751
Weighted-average OP Units outstanding (1)	3,211,894	3,482,977	3,215,449	3,495,862
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,586,301	39,458,460	39,560,017	39,461,613
(1)Represents weighted-average outstanding OP Units that are owned by unitholders other than Peakstone Realty Trust. Represents the noncontrolling interest in the Operating Partnership.

NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, impairment of goodwill, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss, termination income and equity in earnings of any unconsolidated real estate joint ventures. NOI on a cash basis (“Cash NOI”) is NOI adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. We believe that NOI and Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI and Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI and Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
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
Our calculation of each of NOI and Cash NOI is presented in the following table for three and nine months ended September 30, 2024 and 2023 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of Net Loss to Total NOI
Net loss	$(26,549)	$(139,948)	$(25,180)	$(583,332)
General and administrative expenses	9,122	9,653	27,918	31,411
Corporate operating expenses to related parties	141	257	476	975
Real estate impairment provision	42,894	—	50,774	397,373
Goodwill impairment provision	—	—	4,594	—
Depreciation and amortization	22,742	25,003	69,155	86,830
Interest expense	14,140	16,126	46,134	49,208
Other income, net	(3,592)	(3,654)	(12,802)	(7,613)
Net loss from investment in unconsolidated entity	—	144,598	—	176,767
Gain from disposition of assets	(16,125)	(3,748)	(25,245)	(24,657)
Extinguishment of debt	508	—	508	—
Transaction expenses	578	80	578	24,570
Total NOI	$43,859	$48,367	$136,910	$151,532

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$12,698	$12,050	$38,067	$36,998
Straight-line rent	(1,473)	(52)	(3,354)	(276)
Amortization of acquired lease intangibles	(94)	(97)	(285)	(287)
Deferred termination income	—	—	—	(24)
Industrial Cash NOI	11,131	11,901	34,428	36,411

Office Segment:
Office NOI	27,447	27,920	82,290	89,692
Straight-line rent	(706)	(1,163)	(2,111)	(8,450)
Amortization of acquired lease intangibles	(129)	(137)	(386)	(106)
Deferred ground/Office lease	421	433	1,280	1,305
Other intangible amortization	377	377	1,122	1,117
Inducement amortization	—	—	—	150
Office Cash NOI	27,410	27,430	82,195	83,708

Other Segment:
Other NOI	3,714	8,397	16,553	24,842
Straight-line rent	(18)	393	622	1,001
Amortization of acquired lease intangibles	(46)	(187)	(229)	(441)
Deferred ground/Office lease	2	(5)	(42)	(9)
Other Cash NOI	3,652	8,598	16,904	25,393
Total Cash NOI	$42,193	$47,929	$133,527	$145,512

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
Sources of Liquidity
Cash Resources
As of September 30, 2024, we had approximately $241.6 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, and general financial and economic conditions.
Credit Facility
As of September 30, 2024, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.3 billion credit facility consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $390.0 million (the “Revolving Loan”), (ii) a $210.0 million senior unsecured term loan maturing in December 2028 (the “2028 Term Loan”), and (iii) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan and the 2025 Term Loan, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $393.0 million in the aggregate. As of September 30, 2024, the available undrawn capacity under the Revolving Credit Facility was $157.0 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of September 30, 2024, we have not sold any shares under the ATM program.
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

Uses of Liquidity
Contractual Obligations
Our material cash requirements as of September 30, 2024 included the following contractual obligations:

Debt and Ground Lease Obligations	Total Payments	Remaining 2024	Thereafter
Outstanding debt obligations (1)	$1,183,018	$1,257	$1,181,761
Interest on outstanding debt obligations (2)	252,920	18,919	234,001
Ground lease obligations	261,803	981	260,822
Total	$1,697,741	$21,157	$1,676,584
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at September 30, 2024. Projected interest payments on our KeyBank Loans are based on the contractual interest rates in effect at September 30, 2024.

Additionally, as of September 30, 2024, the Company had an aggregate remaining contractual commitment for capital expenditures, leasing commissions and tenant improvements of approximately $8.3 million.
Dividends and Distributions
Dividends will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended September 30, 2024, our Board declared an all-cash dividend in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to our shareholders. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of September 30, 2024, the Company satisfied the REIT requirements and distributed all of its taxable income.

Outstanding Indebtedness
As of September 30, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	September 30, 2024	December 31, 2023	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity (3)
Secured Debt
AIG Loan II	$101,836	$119,953	4.15%	4.15%	November 2025
BOA II Loan	250,000	250,000	4.32%	4.37%	May 2028
AIG Loan	81,182	92,444	4.96%	4.96%	February 2029
Highway 94 Mortgage Loan(4)	—	11,709	—%	—%	—
Pepsi Bottling Ventures Mortgage Loan(5)	—	17,439	—%	—%	—
Total Secured Debt	433,018	491,545		4.43%
Unsecured Debt(6)
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	3.36%	April 2026
2028 Term Loan(7)	210,000	400,000	SOF Rate + 1.60%	3.72%	July 2028
Revolving Loan	390,000	400,000	SOF Rate + 1.65%	3.77%	July 2028
Total Unsecured Debt	750,000	950,000		3.67%
Total Debt	1,183,018	1,441,545		3.95%
Unamortized Deferred Financing Costs and Discounts, net	(15,008)	(5,622)
Total Debt, net	$1,168,010	$1,435,923
(1)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of September 30, 2024, the applicable rates were 4.83% (SOFR, as calculated per the credit facility), plus spreads of 1.25% (2026 Term Loan), 1.60% (2028 Term Loan), and 1.65% (Revolving Loan) and a 0.1% index.
(2)The Effective Interest Rate is calculated on a weighted average basis and is inclusive of the Company's $750.0 million floating to fixed interest rate swaps maturing on July 1, 2025. The Effective Interest Rate does not include the effect of amortization of discounts/premiums and deferred financing costs. When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, but excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.37%.
(3)Reflects the loan maturity dates as of September 30, 2024.
(4)Highway 94 Mortgage Loan was paid off in full in March 2024 in connection with the tenant’s closing on exercise of its purchase option for the Other segment property located in Jefferson City, Missouri.
(5)Pepsi Bottling Ventures Mortgage Loan was paid off in full in September 2024.
(6)On July 25, 2024, the Company entered into the Eighth Amendment, which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Loan, and certain terms related to debt covenants.
(7)As a result of the modifications under the Eighth Amendment, the maturity date for the 2028 Term Loan (previously the 2025 Term Loan) was extended to July 25, 2028.
Debt Covenants
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. As of July 25, 2024, in connection with the Eighth Amendment to the Second Amended and Restated Credit Agreement, certain terms related to debt covenants were modified.
The Company remains in compliance with all of its debt covenants as of September 30, 2024.

Summary of Cash Flows
Comparison of cash flow activity as of September 30, 2024 and September 30, 2023 is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Net cash provided by operating activities	$62,953	$58,770	$4,183
Net cash provided by investing activities	$102,929	$289,796	$(186,867)
Net cash used in financing activities	$(300,161)	$(216,413)	$(83,748)
Cash and cash equivalents and restricted cash were $266.7 million and $370.1 million as of September 30, 2024 and September 30, 2023 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the nine months ended September 30, 2024, we generated $63.0 million in cash from operating activities compared to $58.8 million for the nine months ended September 30, 2023. The increase in cash from operating activities was primarily due to significant decreases in transaction expenses incurred as a result of the Listing in 2023, partially offset by the impact of property dispositions.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$106,554	$299,107	$(192,553)
Total sources of cash provided by investing activities	$106,554	$299,107	$(192,553)
Uses of cash for investing activities:
Payments for construction in progress	$(3,584)	$(9,102)	$5,518
Purchase of investments	(41)	(209)	168
Total uses of cash used in investing activities	$(3,625)	$(9,311)	$5,686
Net cash provided by investing activities	$102,929	$289,796	$(186,867)

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2024 and 2023 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2024	2023	Change
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$—	$400,000	$(400,000)
Principal payoff of indebtedness - Credit Facility	(10,000)	—	$(10,000)
Total sources of cash provided by financing activities	$(10,000)	$400,000	$(410,000)
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(54,154)	(36,128)	(18,026)
Principal payoff of indebtedness - Term Loan	(190,000)	(400,000)	210,000
Principal amortization payments on secured indebtedness	(4,374)	(5,449)	1,075
Offering costs	(78)	(9)	(69)
Deferred financing costs	(14,183)	(2,955)	(11,228)
Redemption of preferred units	—	(125,000)	125,000
Repurchase of common shares	—	(4,443)	4,443
Distributions to noncontrolling interests	(2,170)	(3,196)	1,026
Distributions to preferred units subject to redemption	—	(4,891)	4,891
Repurchase of common shares to satisfy employee tax withholding requirements	(79)	(1,450)	1,371
Distributions to common shareholders	(24,798)	(32,668)	7,870
Financing lease payment	(325)	(224)	(101)
Total sources of cash used in financing activities	$(290,161)	$(616,413)	$326,252
Net cash (used in) provided by financing activities	$(300,161)	$(216,413)	$(83,748)

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
As of September 30, 2024, our debt, excluding unamortized deferred financing cost and discounts/premiums, consisted of approximately $1.2 billion in fixed rate debt (including the effect of interest rate swaps) and no variable debt. As such, there would be no impact to future earnings and cash flows if SOFR were to change.
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
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.

ITEM 1A. RISK FACTORS
With the exception of the risk factors set forth below, which update and supplement the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Risks Related to Our Business
Most of our properties are occupied by a single tenant; therefore, for each such property income generated by that property is dependent on the financial stability of a single tenant and/or its parent companies and guarantors, as applicable. Many events affecting our tenants could have a material adverse effect on us including, the bankruptcy, insolvency, or a general downturn in the business of, or a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.
Our properties are primarily leased to single tenants or will derive a majority of their rental income from single tenants and, therefore, the income generated by these properties is materially dependent on the financial stability of our tenants and/or their parent companies and guarantors, as applicable. Our revenues depend on the financial condition of our tenants and/or their parents companies and guarantors, as applicable. Any event of bankruptcy, insolvency, or a general downturn in the business of any of our tenants and/or their parent companies and guarantors, as applicable, a default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, could have a material adverse effect on us. Additionally, in certain instances, we may enter into leases that do not include a credit party guaranty or we may not be able to verify the credit quality of our tenants and/or their parents and guarantors, as applicable, prior to leasing our properties to such tenants. As a result, we may be exposed to a greater risk from such leases. Moreover, we can provide no assurance that our strategy of owning and operating industrial and office properties that are primarily leased to single tenants will be successful or that we will attain our investment and portfolio management objectives. Furthermore, although we have no current intention to do so, we may also invest in single-tenant, leased industrial and office properties outside of the United States and we can provide no assurance that we will have success in any such investments. The occurrence of any of the foregoing could have a material adverse effect on us.
We actively monitor the creditworthiness of each tenant and/or its parent companies and guarantors, as applicable, to identify any material changes in quality and circumstances that could negatively impact the tenant’s ability to satisfy its lease obligations. Our monitoring efforts include a routine review of the credit ratings of each tenant and/or its parent companies and guarantors, as applicable, that are available through public databases published by various rating agencies. When such credit ratings are not available, we utilize Bloomberg, a third-party database, to assess the implied credit ratings of each tenant and/or its parent companies and guarantors, as applicable. We also use our own internal processes for monitoring and identifying changes in potential tenant credit risk, which include a routine review of the financial statements (when available) of each tenant and/or its parent companies and guarantors, as applicable, insurance certificates and other documentation required by each lease, public disclosures and market information (e.g., SEC filings, press releases and investor calls) of each tenant and/or its parent companies and guarantors, as applicable, and general market intelligence involving micro-economic and macro-economic conditions that may impact the tenant and/or its parent companies and guarantors, as applicable. Notwithstanding our efforts, we may not be able to effectively monitor the credit quality, or identify material changes in the credit quality, of its tenant and/or its parent companies and guarantors, as applicable.
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
As of September 30, 2024, we had seven leases with unexercised early termination provisions, representing approximately $9.7 million of Annualized Base Rent (or 5% of our total Annualized Base Rent) and approximately 766,900 square feet (or 5% of our total square footage). As of September 30, 2024, we did not have any leases with exercised early termination provisions.

The exercise of an early termination provision typically requires advance notification from the tenant (usually 12 months) and is frequently accompanied by the payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through the revised lease expiration date when the amount of the fee is determinable and collectability of the fee is probable. This fee income is adjusted on a straight-line basis by any deferred rent related to the lease. We may re-lease the vacated space or sell the associated property after the exercise of an early termination provision. However, may experience delays and incur substantial costs in re-letting the space or experience a decrease in value of a property if the Company determines to sell such property while it is partially or completely vacant. There is no assurance that the Company will be able to lease the property for the rent previously received or sell the property without incurring a loss due to it being partially or completely vacant. Over the past two years, only one tenant exercised its early termination right with respect to a portion of its leased space, reducing its total leased square footage by 111,300 square feet.
Furthermore, at the time we elect to dispose of our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties. The occurrence of any of the foregoing could have a material adverse effect on us.
We may be unable to renew expiring leases, or re-lease available space, above or at current market rental rates.
Market rental rates and the demand for our properties are impacted by general economic conditions, including the pace of economic growth and access to capital in the submarkets in which our properties are located. Therefore, there is no assurance that expiring leases will be renewed or that available space will be re-leased above, below or at current market rental rates.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the nine months ended September 30, 2024, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2024, the Company did not repurchase any shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
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
101*
The following Peakstone Realty Trust financial information for the period ended September 30, 2024 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	October 30, 2024	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)