Form 10-K
period 2024-12-31
Peakstone Realty Trust
filed 2025-02-20
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Aggregate market value of the common shares held by non-affiliates of the Company was approximately $377.5 million based on the closing sale price on the New York Stock Exchange for such shares on June 30, 2024.
As of February 17, 2025 there were 36,755,389 common shares outstanding.
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
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; political uncertainty in the U.S.; market volatility; inflation; any potential recession or threat of recession; interest rates; disruption in the debt and banking markets; concentration in asset type; tenant concentration, geographic concentration, and the financial condition of our tenants; whether we are able to monitor the credit quality of our tenants and/or their parent companies and guarantors; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to repay debt and comply with our obligations under our indebtedness; the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases or selling an applicable property, as leases expire; whether we will re-lease available space above or at current market rental rates; future financial and operating results; our ability to manage cash flows; our ability to manage expenses, including as a result of tenant failure to maintain our net-leased properties; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; changes in zoning, occupancy and land use regulations and/or changes in their applicability to our properties; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a real estate investment trust (a "REIT") within the meaning of Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plans, objectives, expectations and intentions, including any acquisitions, investments, or dispositions, including our acquisition of industrial outdoor storage assets; our ability to meet budgeted or stabilized returns on our redevelopment projects within expected time frames, or at all; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those risks disclosed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
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

Summary of Risk Factors
•Most of our properties are occupied by a single tenant; therefore, for each such property, income generated by that property is dependent on the financial stability of a single tenant and/or its parent companies and guarantors, as applicable. Many events affecting our tenants and/or its parent companies and guarantors, as applicable, could have a material adverse effect on us including the bankruptcy, insolvency, or a general downturn in the business of, or a lease termination or election by a tenant not to renew, or other events affecting our tenants leading to non-payment of rent or failure to perform required lease obligations, could have a material adverse effect on us.
•We may not be able to effectively monitor the credit quality, or identify material changes in the credit quality, of tenants and/or their parent companies and guarantors, as applicable.
•We may own or invest in special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.
•We currently rely on five tenants for approximately a quarter of our revenue and adverse effects to their business, a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.
•An inability to sell properties as leases expire or re-lease such properties could result in a material adverse effect on us.
•Our portfolio has geographic market and real estate sector concentrations that make us especially susceptible to adverse developments in those geographic markets and real estate sectors.
•We may be unable to fully benefit from increases in market rental rates because certain of our leases contain fixed renewal rates or limitations on market rental rate resets upon renewal. Furthermore, we may be unable to renew expiring leases, or re-lease available space, above or at current market rental rates.
•To the extent we are unable to pass along our property operating expenses to our tenants, our business, financial condition and results of operations, may be negatively impacted.
•We face significant competition for tenants.
•We may not be able to successfully integrate, manage, lease and develop the IOS properties that we acquired.
•Properties we acquire or invest in may require development or redevelopment.
•We may suffer adverse effects from acquisitions of and/or other investments in properties.
•A portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand and value.
•A substantial portion of our portfolio is comprised of industrial assets, which subjects us to risks associated with concentrating our portfolio on such assets.
•If global market and economic conditions deteriorate, including as a result of geopolitical conflicts, political uncertainties in the U.S. and volatility in credit and financial markets, it could have a material adverse effect on us.
•The outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could have a material adverse effect on us.
•Our operating results will be affected by economic and regulatory changes, including changes in national, regional and/or local economic conditions, that have an adverse impact on the real estate market in general.
•Our investment in traditional industrial properties and IOS properties exposes us to extensive zoning, occupancy and land use regulations.
•If we sell properties by providing financing to purchasers, defaults by the purchasers could have a material adverse effect on us.
•If we are unable to increase the number of shares authorized for issuance under our long-term incentive plan, we may need to settle awards to our trustees and employees in cash.
•We are subject to risks from climate change and natural disasters such as earthquakes and severe weather conditions.

•We have substantial indebtedness outstanding, which requires substantial cash flow to service, subjects us to risk of default, which could have a material adverse effect on us.
•Our existing indebtedness contains, and any other future indebtedness we incur may contain, various covenants, including business activity restrictions, and the failure to comply with those covenants could have a material adverse effect on us.
•We may finance properties with prepayment lock-out provisions, which may prohibit us from selling such properties, require us to maintain specified debt levels for a period of years on such properties, and/or require us to spend additional capital in the form of prepayment penalties and defeasance costs in order to sell such properties.
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
•Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to shareholders or otherwise have a material adverse effect on us.
•Failure to hedge effectively against interest rate changes may adversely affect our business, financial condition, results of operations, ability to pay dividends to our shareholders or otherwise have a material adverse effect on us.
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
•We are uncertain of our sources of funding for our future capital needs.
•Cybersecurity risks and cyber incidents or the failure to comply with laws and regulations concerning data privacy and security may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our business relationships, any of which could have a material adverse effect on us.
•We may be subject to litigation relating to our business, which could have a material adverse effect on us and could result in significant defense costs and potentially significant judgments against us.

PART I

ITEM 1. BUSINESS
The use herein of the words “PKST,” “the Company,” “Peakstone,” “we,” “us,” and “our” refer to Peakstone Realty Trust, a Maryland real estate investment trust, and its subsidiaries, including PKST OP L.P., our operating partnership (our “Operating Partnership”), except where the context otherwise requires.
Overview
Peakstone Realty Trust (NYSE: PKST) is an internally managed real estate investment trust currently shifting its portfolio composition towards industrial properties. PKST’s objective is to grow its portfolio through investments in the industrial outdoor storage (“IOS”) subsector. The Company’s existing portfolio includes high-quality, predominantly single-tenant industrial and office properties located in strategic markets.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2024, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.0% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2024, our portfolio is comprised of 103 properties, consisting of 97 operating properties and six redevelopment properties (those designated for redevelopment or repositioning) reported in two segments - Industrial and Office.
Our Business Strategy
Our strategic focus is to reposition the portfolio towards industrial assets. This will be accomplished through the continued divestment of non-core assets and investment in industrial outdoor storage (“IOS”) opportunities. We will maintain a balanced approach to capital allocation, prioritizing investments in the IOS subsector while also optimizing our leverage to support long-term growth. Our goal is to enhance portfolio performance, maximize shareholder value, and ensure financial flexibility for future opportunities.
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

Tax
We have elected to be taxed as a REIT under the “Code”, commencing with our tax year ended December 31, 2015. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for the payment of dividends to shareholders. As of December 31, 2024, the Company believes it has satisfied the REIT requirements and distributed all of its taxable income. Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and the presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances. If we arrange for the disposal or treatment of hazardous or toxic substances at another location, we may be liable for the costs of removing or remediating these substances at the disposal or treatment facility, whether or not the facility is owned or operated by us. We may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site that we own or operate. Certain environmental laws also impose liability in connection with the handling of or exposure to asbestos-containing materials, pursuant to which third parties may seek recovery from owners or operators of real properties for personal injury associated with asbestos-containing materials and other hazardous or toxic substances. We maintain pollution liability insurance for all of our properties to insure against the potential liability of remediation and exposure risk; however, in certain cases, pre-existing conditions may be excluded coverage. Also, numerous states and municipalities have adopted laws and policies on climate change and emission reduction targets. For example, since October 2023, California passed several bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. If we are unable to meet the required emissions reductions or provide the required disclosure, we may be subject to material fines that will continue to be assessed each year we fail to comply. In addition, regulations and other expectations related to environmental matters and climate change are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.
Other Regulations
The properties we own and operate generally are subject to various federal, state and local regulatory requirements, such as zoning, occupancy and land use regulations and state and local fire and life safety requirements. Failure to comply with these requirements could result in, among other things, the imposition of fines by governmental authorities or awards of damages to private litigants. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property, when undertaking renovations to any of our existing properties or upon a change of tenant. Through our due diligence process, and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements, including all zoning, occupancy and land use requirements. However, we cannot assure our shareholders that this will always be the case, or that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us, all of which could have a material adverse effect on us.
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

Americans with Disabilities Act
We are subject to the Americans with Disabilities Act of 1990 (the “ADA”). Under the ADA, all public accommodations and commercial facilities are required to meet certain federal requirements related to access and use by disabled persons. Failing to comply with the ADA, including any requirements for public accommodations and commercial facilities could result in the imposition of fines by the federal government or an award of damages to private litigants. Through our due diligence process and protections in our leases, we aim to ensure compliance with laws, including the ADA. However we cannot assure our shareholders that this will always be the case when we acquire properties, and we may incur additional costs to comply with the ADA or other regulations related to access by disabled persons. Although we believe that these costs will not have a material adverse effect on us, if required changes or litigation involve a greater amount of expenditures than we currently anticipate, it could have a material adverse effect on us.
Human Capital Management
We are internally managed by an experienced team that specializes in industrial and office properties. As of December 31, 2024, we employed 38 people. We believe our employees are our greatest asset. Because of this perspective, we have implemented several programs to foster their professional growth and their growth as global citizens.
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
We draw from the largest pools of talent to help find the best people for our company. As of December 31, 2024, approximately 53% of our employees were people of color/minorities and approximately 47% were women. In addition, as of December 31, 2024, the majority of our five-member Board of Trustees (the “Board”) was composed of women and/or minorities.
Our cultural values extend beyond the individuals within our organization and encourages our employees to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back to the communities in which we live and work.
Available Information
We make available on the “SEC Filings” subpage of the investor section of our website (www.pkst.com) free of charge our annual reports on Form 10-K, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Business Conduct and Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Governance - Governance Documents” subpage of the “Investors” section of our website. We use our website (www.pkst.com) as a routine channel of distribution of company information, including announcements of dividend declarations, press releases, presentations, and supplemental information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts.

ITEM 1A. RISK FACTORS
Shareholders should carefully consider the following risks in evaluating our company and our common shares. If any of the following risks were to occur, our business, prospects, financial condition, liquidity, results of operations, cash flow, ability to satisfy our debt obligations, returns to our shareholders, the value of our shareholders’ investment in us and/or our ability to pay dividends to our shareholders could be materially and adversely affected, which we refer herein collectively as having a “material adverse effect on us” and comparable phrases. Some statements in this Annual Report on Form 10-K, including statements in the following risk factors, constitute forward-looking statements. Refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” for additional information regarding these forward-looking statements.

Risks Related to Our Business

Most of our properties are occupied by a single tenant; therefore, for each such property, income generated by that property is dependent on the financial stability of a single tenant and/or its parent companies and guarantors, as applicable.

Many events affecting our tenants and/or its parent companies and guarantors, as applicable, could have a material adverse effect on us including the bankruptcy, insolvency, or a general downturn in the business of, or a lease termination or election by a tenant not to renew, or other events affecting our tenants leading to non-payment of rent or failure to perform required lease obligations, could have a material adverse effect on us.

The majority of our revenues and income come from rental income from real property. Our properties are primarily leased to single tenants or will derive a majority of their rental income from single tenants and, therefore, the income generated by these properties, and our revenues, are materially dependent on the financial stability of our tenants and/or their parent companies and guarantors, as applicable.

Any event of bankruptcy, insolvency, or a general downturn in the business of any of our tenants and/or their parent companies and guarantors, as applicable, could have a material adverse effect on us. Our ability to manage our assets is subject to federal and state bankruptcy, insolvency and receivership laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents and/or gain possession of a property. If a tenant becomes insolvent or bankrupt, that could diminish the income we receive from that tenant’s lease and we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we will receive any rent in the proceeding sufficient to cover our expenses and future income expectations with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code or applicable state bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant, as well as our ability to access the property and re-lease the property to a new tenant.

Additionally, a default by a tenant relating to rental payments or other lease obligations, or the failure of a guarantor to fulfill its obligations or a premature termination of a lease, could have a material adverse effect on us. In the event of a tenant default, a termination of, or failure to renew a lease, as applicable, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property and/or experience a decrease in value of a property if we determine to sell such property while it is vacant.

We may not be able to effectively monitor the credit quality, or identify material changes in the credit quality, of tenants and/or their parent companies and guarantors, as applicable.

We actively monitor the creditworthiness of our tenants and/or their respective parent companies and guarantors, as applicable, to the extent we are able given available information to identify any material changes in quality and circumstances that could negatively impact the tenant’s ability to satisfy its lease obligations. Our monitoring efforts include a routine review of the credit ratings of each tenant and/or its parent companies and guarantors, as applicable, that are available through public databases published by various rating agencies. When such credit ratings are not available, we utilize Bloomberg, a third-party database, to assess the implied credit ratings of each tenant and/or its parent companies and guarantors, as applicable. We also use our own internal processes for monitoring and identifying changes in potential tenant credit risk, which include a routine review of the financial statements (when available) of each tenant and/or its parent companies and guarantors, as applicable, insurance certificates and other documentation required by each lease, public disclosures and market information (e.g., SEC filings, press releases and investor calls) of each tenant and/or its parent companies and guarantors, as applicable, and general market intelligence involving micro-economic and macro-economic conditions that may impact the tenant and/or its parent companies and guarantors, as applicable. Notwithstanding our efforts, we are limited in the information available with respect to any given tenant and/or its parent companies and guarantors, as applicable, and accordingly, we may not be able to verify the credit quality of a tenant and/or their parents and guarantors or effectively monitor the credit quality, or identify material changes in the credit quality, of our tenant and/or their parent companies and guarantors, as applicable.

Additionally, in certain instances, we may enter into and/or assume leases that do not include a credit party guaranty. As a result, we may be exposed to a greater risk from such leases.

We may own or invest in special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.

A number of our assets have special uses. Special use properties may be relatively illiquid compared to other types of real estate and financial assets. Upon expiration or early termination of a lease, this illiquidity could limit our ability to quickly pivot in response to changes in economic, market or other conditions to an even greater extent than the typically illiquid nature of real estate assets. With these properties, we may be required to renovate or demolish a vacant property in order to try to re-lease or sell it, grant rent or other concessions and/or make significant capital expenditures to improve these properties in order to retain existing tenants or attract new tenants following a lease expiration. In addition, in the event we determine it is best to sell the property, we may have difficulty selling it to a party other than the company that has leased the property, such company’s parent and/or the company that has guaranteed the lease of the property due to the special purpose for which the property may have been designed. Furthermore, we may be unable to sell special use properties on favorable terms as a result of such special uses. These and other limitations could have a material adverse effect on us and may affect our ability to re-lease or sell these properties.

We currently rely on five tenants for approximately a quarter of our revenue and adverse effects to their business, including a tenant’s bankruptcy or insolvency, a general downturn in a tenant’s business, a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.

Our five largest tenants, based on Annualized Base Rent as of December 31, 2024, were Keurig Dr. Pepper (approximately 6.4%), Amazon (approximately 5.4%), Southern Company Services (approximately 5.1%), LPL Holdings (approximately 4.8%) and Maxar Technologies (approximately 4.3%). The revenues generated by the properties leased and/or guaranteed by these companies are substantially reliant upon the financial condition of such companies, either because they are the tenant at such properties or the parent-guarantor, and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants or the relevant parent-guarantor, a default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, which could have a material adverse effect on us.

Leases representing approximately a third of our Annualized Base Rent as of December 31, 2024 are scheduled to expire in the next four years. An inability to sell or re-lease such properties could result in a material adverse effect on us. Also, vacancies increase our exposure to downturns in the real estate market during the time that we are trying to sell or re-lease such space, could increase our capital expenditure requirements during the sale or re-leasing period, as applicable, and result in unfavorable terms in connection with the sale or re-leasing, as applicable, any of which could have a material adverse effect on us.

Leases representing approximately half of our Annualized Base Rent as of December 31, 2024 are scheduled to expire in the next four years. We may be required to increase capital expenditures or accept unfavorable terms in connection with the sale or re-leasing of properties, particularly during periods of downturns in the real estate market and periods of concentrations in our lease expirations. As the expiration date of a lease for a building solely or primarily leased to a single tenant approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current lease(s). Therefore, if we were to sell any of these assets prior to the favorable re-leasing of the space or without electing to invest additional capital to redevelop a space, we may be forced to re-lease or sell these assets for unfavorable terms and suffer a loss on our investment. In addition, following the investment of additional capital to redevelop a space, we may determine to sell these assets on terms less favorable than we expected, resulting in an even greater loss on our investment. An inability to sell or re-lease a space on favorable terms could adversely impact the value of our properties and have a material adverse effect on us. The occurrence of any of the foregoing risks could have a material adverse effect on us.

Certain of our leases include early termination provisions in favor of our tenants.

As of December 31, 2024, we had six leases with unexercised early termination provisions, representing approximately $6.5 million of Annualized Base Rent (or 4% of our total Annualized Base Rent) and approximately 398,300 square feet (or 3% of our total square footage) and approximately seven usable acres (or 2% of our total usable acres for operating properties). As of December 31, 2024, we had one lease totaling approximately 119,000 square feet (or 0.8% of our total square footage) where the tenant exercised its early termination provision to terminate the lease effective December 31, 2025 with a total termination fee of $4.1 million, which is recognized as rental income through the effective termination date.

The exercise of an early termination provision typically requires advance notification from the tenant (usually 12 months) and is frequently accompanied by the payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through the revised lease expiration date when the amount of the fee is determinable and collectability of the fee is probable. This fee income is adjusted on a straight-line basis by any deferred rent related to the lease. We may re-lease the vacated space or sell the associated property after the exercise of an early termination provision. However, we may experience delays and incur substantial costs in re-letting the space or experience a decrease in value of a property if the Company determines to sell such property while it is partially or completely vacant. There is no assurance that the Company will be able to lease the property for the rent previously received or sell the property without incurring a loss due to it being partially or completely vacant. Over the past two years, only one tenant leasing approximately 119,000 square feet exercised its early termination right.

Our portfolio has geographic market and real estate sector concentrations that make us especially susceptible to adverse developments in those geographic markets and real estate sectors.

In addition to general, regional, national and international economic conditions, our business, financial condition, and results of operations are impacted by the economic conditions of the specific geographic markets and real estate sectors in which we have concentrations of properties. We have significant property concentrations based on Annualized Base Rent as of December 31, 2024 in Arizona (11.0%), Colorado (7.6%), Massachusetts (6.9%), California (6.8%), and New Jersey (6.3%). As of December 31, 2024, our industrial properties, including industrial outdoor storage (“IOS”) properties, and office properties made up 39.1% and 60.9%, respectively, of our Annualized Base Rent. In the future, we may experience additional geographic and/or sector concentrations, which could adversely affect us if conditions become less favorable in any of the states or markets within such states in which we have a concentration of properties. We cannot assure you that any of our markets will grow, not experience adverse developments or that such markets will not become less desirable to investors. Our business, financial condition and results of operations may also be affected if competing properties are built, redeveloped or become more desirable than our properties in such markets. A downturn in the economy in the states, regions or sectors in which we have a concentration of properties, or markets within such states or regions, could adversely affect our tenants operating businesses in those states, impair their ability to pay rent to us and materially and adversely affect us.

We may be unable to fully benefit from increases in market rental rates because certain of our leases contain fixed renewal rates or limitations on market rental rate resets upon renewal. Furthermore, we may be unable to renew expiring leases, or re-lease available space, above or at current market rental rates.

Based on Annualized Base Rent, as of December 31, 2024, our weighted average lease term was approximately 6.4 years and approximately 97.6% of our leases contain fixed rental rate increases. By entering into longer term leases, we are subject to the risk during the initial term that we would not be able to increase our rental rates to market rental rates if market rental rates have increased. In addition, during periods of high inflation, fixed rental rate increases subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if the rental rate increases were based on an increase in the consumer price index over a specified period. In addition, our leases may contain provisions (including caps, collars, fixed increases, etc.) that may limit our ability to reset rental rates to market rental rates upon expiration of the periods of fixed rental rate increases. Furthermore, we may be unable to renew expiring leases, or re-lease available space, above or at current market rental rates. There is no assurance that expiring leases will be renewed or that available space will be re-leased above, below or at current market rental rates. Any inability to take advantage of increases in market rental rates, whether in connection with existing or new leases, could adversely impact the value of our properties and the market price of our common shares and could have a material adverse effect on us.

Our ability to fully control the maintenance of our net-leased properties may be limited.

The majority of our leases provide that tenants of our net-leased properties are responsible for some or all of the maintenance and other day-to-day management of the relevant properties or their premises, including costs associated with common area maintenance. In addition, some of our leases provide for reimbursement from tenants for common area maintenance provided by us. If a property is not adequately maintained in accordance with the terms of the applicable lease, we may incur expenses for deferred maintenance or other liabilities, including upon expiration or earlier termination of a lease. We generally visit our properties on an annual basis, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. In addition, a tenant may refuse or be unable to pay for any required maintenance for a property or its premises, or refuse to reimburse amounts owed under their leases, which may result in the Company needing to cover such costs. While our leases generally provide for protection in these instances, a tenant may defer maintenance and it may be difficult to enforce remedies against such a tenant.

To the extent we are unable to pass along our property operating expenses to our tenants, our business, financial condition and results of operations, may be negatively impacted.

Operating expenses associated with owning a property typically include real estate taxes, utilities, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including complying with applicable zoning regulations and obtaining and maintaining necessary occupancy, land use and other governmental permissions) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay for the aforementioned property operating expenses directly, reimburse us for operating expenses incurred on tenant’s behalf, or pay their proportionate share of substantially all such property operating expenses. However, on a limited basis we lease our properties to tenants pursuant to leases that do not pass along all such property operating expenses. We have mostly entered into leases pursuant to which we retain responsibility for the costs of structural repairs and maintenance. If there is an increase in property operating expenses that we are unable to pass along to our tenants, then our business, financial condition and results of operations could be negatively impacted. Similarly, vacancy in our portfolio would negatively impact our business, financial condition and results of operations, as we would be responsible for all property operating expenses that we have formerly passed on to our tenants.

We face significant competition for tenants, which may decrease or prevent increases of the occupancy and rental rates of our properties. Furthermore, at the time we elect to sell our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties. The occurrence of any of the foregoing could have a material adverse effect on us.

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

Furthermore, at the time we elect to sell our properties, we will also be in competition with sellers of similar properties to locate suitable purchasers for our properties. The occurrence of any of the foregoing could have a material adverse effect on us.

We may not be able to successfully integrate, manage, lease and develop the IOS properties that we acquired.

In November 2024 we acquired a portfolio of 51 IOS properties situated on 440 usable acres across 14 states. Though IOS assets share similar characteristics with traditional industrial properties, the acquisition of IOS properties represents the entry into a new line of business for us. Our acquisition of IOS assets and shift in focus in our business strategy to more industrial assets may expose us to additional risks, including, but not limited to:
•exposure to complex legal and regulatory requirements, including environmental, zoning, occupancy, land use and other governmental regulations;
•exposure to existing environmental issues, which may require removing or remediating hazardous or toxic substances;
•market participants may react negatively to our entry into this new business line and the price of our common shares may decline;
•we may be unable to quickly and efficiently integrate this acquisition into our existing operations;
•market conditions may result in higher than expected vacancy rates and lower than expected rental rates;
•exposure to risks associated with the need to develop or redevelop properties in order for such properties to be leased by a new tenant, including the risk that our development or redevelopment costs may be impacted by tariffs and that we may spend more than budgeted amounts to make necessary improvements or renovations to such properties; and
•our management team may need to allocate significant time and resources and may encounter challenges supporting, leasing, and developing these assets, which could divert attention from our existing operations

If we are unable to effectively manage these challenges, it could have a material adverse effect on us.

Properties we acquire or invest in may require development or redevelopment.

Properties we acquire or invest in may require development or redevelopment. The development or redevelopment of such properties is subject to various risks, including the following, among others:
•time required to complete the development or redevelopment of a property or to lease up the completed project may be greater than originally anticipated, which may result in increased debt service expense and additional downtime and expense carry costs;
•rents may not meet our projections and the project may perform below anticipated levels, thereby adversely impacting our cash flows;
•we may have delays in obtaining construction materials and may be subject to increases in costs of materials, particularly as a result of the imposition of tariffs;
•we may face delays or difficulties with respect to complying with applicable zoning regulations and obtaining and maintaining necessary occupancy, land use and other governmental permissions and permits;
•contractor and subcontractor disputes, strikes, lack of available labor, labor disputes or supply chain disruptions may occur;
•we may need the consent of third parties such as mortgage lenders and joint venture partners, and those consents may be withheld;

•newly acquired properties may be subject to ongoing legal proceedings; and
•speculative development, redevelopment or expansions may fail to appeal to the prospective users in the market in which they are located.

If a development or redevelopment of a property is unsuccessful, either because we do not receive the rents we expected or are unable to lease the property, then we could experience a material adverse effect on us.

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

We may pursue acquisitions of and/or other investments in properties in regions where we have not previously owned properties, including outside of the United States. This could create risks in addition to those we face in more familiar regions, such as our not complying with the applicable rules and regulation in such markets or not sufficiently anticipating conditions or trends in a new market and, therefore a property not operating profitably.

The underlying definitive agreements for these acquisitions or investments may include provisions or risks that could exacerbate these challenges. For example, we may acquire properties and/or invest in properties that are subject to liabilities in situations where we have no recourse, or only limited recourse, against the prior owners, co-investors or other third parties with respect to unknown liabilities. The seller of real property will typically seek to sell such real property in its “as is” condition on a “where is” basis and “with all faults,” without any warranties of merchantability or fitness for a particular use or purpose. In addition, purchase agreements typically contain limited warranties, representations and indemnifications that will only survive for a limited period after the closing and subject to a floor and cap. As a result, if a liability were asserted against us based upon ownership of or interest in those properties, we might have to pay substantial sums to settle or contest it if we have no recourse, or only limited recourse, against the prior owners.

We may pursue acquisitions of and/or other investments in properties for which we are unable to secure traditional financing on terms and conditions acceptable to us. Accordingly, we may be required to seek alternative sources of financing. Such non-traditional financing may not be available on terms and conditions that are as favorable as traditional lending sources.

We may pursue acquisitions of and/or other investments in properties that represent a new business line for us or which have characteristics that differ from our current portfolio. Such acquisitions and/or investments may present new challenges for us and pose risks additional to the risks described above, including exposure to additional governmental regulation with which we may not have prior experience, negative reactions by market participants, and a perceived disadvantage in negotiating with existing and prospective tenants, among others. In addition, gaining familiarity with a new business line may require significant time and focus from our management team and may divert attention from the day-to-day operations of our existing business.

Additionally, we may not be able to successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from the acquisitions of and/or other investments in properties in new markets and new business lines. If acquisitions of and/or other investments in properties do not perform as expected or market conditions deteriorate, there may be a material adverse effect on us.

We may not be able to control the extent of warranties and indemnities we may be required to provide when disposing of properties.

As we seek to sell certain properties, in some circumstances market conditions may impact the terms on which we are able to sell properties, which may require us to provide warranties, representations and covenants, and agree to indemnification obligations or to retain certain liabilities, in order to complete such dispositions. As we complete property dispositions, the overall size of our post-closing indemnification and retained liability obligations to purchasers may increase, and no assurance can be given that the extent of such indemnification obligations and retained liabilities will not, individually or in the aggregate, have a material adverse effect on us.

Property ownership through joint ventures and partnerships could limit control of those investments, which could adversely affect our ability to manage such properties and related business.

Property ownership through joint ventures or partnerships involve risks that would not be present were a third party not involved. It is possible that the Company’s partners or co-venturers could have economic or other business interests or goals that are inconsistent with our own business interests or goals, and could be in a position to take actions contrary to our policies or objectives. Joint ventures and partnerships have the potential risk of creating impasses on decisions, such as a sale, financing or development, if neither we nor our partner or other owner has full control over the partnership or joint venture. Disputes between us and partners or other owners might result in litigation or arbitration that could increase our expenses and divert the attention of management. Consequently, actions by, or disputes with, partners or other owners might result in subjecting properties owned pursuant to a joint venture to additional risk. In addition, joint ventures and partnerships expose the Company to the risk of possibly being liable for the actions of our partners or other owners.

Other risks of joint ventures or partnership investments include the possibility that partners or other owners might become bankrupt or suffer a deterioration in their creditworthiness, or fail to fund their share of required capital contributions. If one of our partners or other owners in these investments were to become bankrupt, we may be precluded from taking certain actions regarding our investments without prior court approval, which at a minimum may delay the actions we would or may desire to take.

A portion of our portfolio is comprised of office assets, which have generally experienced a decrease in demand and value. Office assets may experience a further decrease in demand and value and such decrease in demand could have a material adverse effect on us. Further, our ability to sell any of our office assets may be limited in the current economic climate.

A portion of our portfolio (approximately 60.9% based on Annualized Base Rent as of December 31, 2024) is comprised of office assets, which have generally experienced a decrease in demand and value. Current economic conditions, including the endurance of remote and hybrid work practices in a post-pandemic environment, could lead our office tenants to elect not to renew their leases, or to renew their leases for less space than they currently occupy, which could increase vacancy rates and decrease rental income. Our current business plan contemplates the sale of a number of our office assets. Our ability to sell our office assets at attractive prices may be limited in the current economic climate, and there is no assurance that we will be able to affect such sales on attractive terms, or at all. If we are unable to sell our office assets as leases expire, we may be required to increase our capital expenditures, resulting in lower returns at the time of sale. Additionally, our current business plan exposes us to the risk that potential buyers may be unable to finance the acquisition of our assets, which may result in us accepting less favorable terms in order to sell a property, or us holding vacant properties if we are not able to re-lease such properties.

If we determine not to sell our office assets as leases expire, we may be required to spend increased amounts for property improvements in connection with the re-leasing of such properties. Additionally, if substantial office space reconfiguration is required, it may be more attractive for our tenants to pursue relocating to other office space than renewing their leases and renovating their existing space, which could have a material adverse effect on us.

A substantial portion of our portfolio is comprised of industrial assets, which subjects us to risks associated with concentrating our portfolio on such assets.

A substantial portion of our portfolio (approximately 39.1% based on Annualized Base Rent as of December 31, 2024) is comprised of industrial assets. A component of our go-forward strategy is to continue to grow our industrial segment through industrial outdoor storage investments. While we believe that industrial assets generally have shown positive trends, we cannot give any assurance that these trends will continue. Any developments or circumstances that adversely affect the value of industrial assets generally could have a more significant adverse impact on us than if our portfolio was diversified by asset type, which could have a material adverse effect on us.

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

Our future success will depend in large part on our ability to attract and retain a sufficient number of qualified personnel. Competition for such personnel is intense, and we cannot assure shareholders that we will be successful in attracting and retaining such skilled personnel. Our future success also depends upon the service of our executive leadership team, who we believe have extensive market knowledge and business relationships and will exercise substantial influence over the Company’s operating, financing, acquisition, disposition and investment activity. Among the reasons that they are important to our success is that we believe that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist us in negotiations with lenders, sellers, buyers, companies that may lease or guarantee our properties and other industry participants. We believe that many of our other key personnel also have extensive experience and strong reputations in the industry. The loss of services of one or more members of our executive leadership team, or our inability to attract and retain highly qualified personnel, could adversely affect our business and weaken our business relationships with lenders, sellers, buyers, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.

If global market and economic conditions deteriorate, including as a result of geopolitical conflicts, political uncertainties in the U.S. and volatility in credit and financial markets, it could have a material adverse effect on us.

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, volatility in credit and financial markets, and international economic and other conditions, including pandemics, geopolitical instability, geopolitical conflicts, including related sanctions, political uncertainties in the U.S., including changes to U.S. foreign and economic policy (including, the imposition of tariffs), changes in the labor markets, financial instability and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders as a result of one or more of the following, among other potential consequences:
•significant job losses may occur, which may decrease demand for our office and industrial space, causing market rental rates and property values to be negatively impacted, and create increased challenges in disposing of properties in accordance with our business plan;
•reduced values of our properties may limit our ability to sell assets at attractive prices or to obtain debt financing secured by our properties and may reduce the availability of secured or unsecured loans;
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
•unanticipated increases in costs; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

The outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could have a material adverse effect on us.

A future outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could result in a general decline in rents, an increased incidence of defaults under existing leases and negatively impact our ability to achieve new leases as existing leases expire. Additionally, our tenants may determine to lease less space as a result of the aftereffects of the outbreak of a highly infectious or contagious disease, or a declaration of a pandemic, epidemic or other health crises, resulting more vacancies at our properties, which could have a material adverse effect on us.

Furthermore, we cannot predict the impact that an epidemic, pandemic or other health crises could on our tenants and other business partners; however, any material effect on these parties could have a material adverse effect on us.

If we fail to maintain effective internal controls over financial reporting, we could severely inhibit our ability to accurately and timely report our financial condition, results of operations or cash flows, which in turn could have a material adverse effect on us.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully. Any failure to provide reliable financial reports or prevent fraud could harm operating results, cause us to fail to meet our reporting obligations or cause reputational harm. As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows, which in turn could have a material adverse effect on us.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements or insufficient disclosures due to error or fraud may occur and not be detected, which could have a material adverse effect on us.

Our operating results will be affected by economic and regulatory changes, including changes in national, regional and/or local economic conditions, that have an adverse impact on the real estate market in general, and we cannot provide any assurance that we will be profitable or that we will realize growth in the value of the real estate we own and/or are invested in.

We own and operate real estate and face risks related to investments in real estate. As of December 31, 2024, our real estate portfolio comprised 103 properties, consisting of 97 operating properties and six redevelopment properties, in 24 states with 83 lessees. Our operating results will be subject to risks generally incident to the ownership of real estate. These include risks described elsewhere in this “Risk Factors” section and other risks, including the following:
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
•it may be difficult to sell real estate quickly, or potential buyers of our properties may experience difficulty in obtaining financing, which may limit our ability to sell properties in accordance with our business plan promptly in response to changes in economic or other conditions. Additionally, we may be unable to sell our properties, on favorable terms, or at all;
•our properties may be subject to impairment losses;
•changes in tax, real estate, environmental or zoning laws and regulations;
•delays or difficulties with respect to obtaining, or the inability to obtain, necessary zoning, occupancy, land use and other governmental permits, and changes in zoning and land use laws;
•statewide and local changes in zoning and land use laws and state attorney general actions that result in moratoriums on industrial development or materially restrict the size and uses of industrial projects;

•changes in zoning, occupancy and land use permissions in connection with re-leasing our properties to new tenants;
•unanticipated or increased costs related to the imposition of tariffs;
•changes in property tax assessments and insurance costs;
•changes in interest rates and inflation;
•the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and/or more stringent underwriting standards, which could affect our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs; and we may from time to time be subject to litigation, which may significantly divert the attention and resources of the Company’s management and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance.

These and other risks could have a material adverse effect on us and may prevent us from realizing growth in the value of the real estate we own and/or are invested in.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.

We may suffer losses that are not covered by insurance or that are in excess of insurance. There are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, fires, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain, even though available, any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high. Generally, commercial general liability insurance, as well as property insurance covering the building for the full replacement value, is in place for all of our properties. If such insurance is procured by the tenant pursuant to the terms of the tenant’s lease, then the ownership entity and the lender, if applicable, will typically be named as additional insureds on the policy. Separately, we obtain, to the extent available, liability insurance (including pollution coverage) and property insurance (including earthquake coverage, wind coverage, flood coverage and rent loss coverage for at least one year of rental loss) for all of our properties. However, the coverage and amounts of our environmental, flood and earthquake insurance policies may not be sufficient to cover our entire risk or may contain exclusions which may result in risks that are not covered. We cannot assure shareholders that we will have adequate coverage for losses. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.

Costs of complying with governmental laws and regulations, including those relating to environmental matters, zoning and the ADA, may have a material adverse effect on us.

Our operations conducted on real property are subject to federal, state and local laws and regulations relating to environmental protection and zoning and state and local fire and life safety requirements.

Under various federal, state and local laws, ordinances and regulations, a current or previous owner or operator of real property may be held liable for the costs of removing or remediating hazardous or toxic substances. These laws often impose clean-up responsibility and liability without regard to whether the owner or operator was responsible for, or even knew of, the presence of the hazardous or toxic substances. The costs of investigating, removing or remediating these substances may be substantial, and we may not have the adequate insurance in place to cover such costs. We may be required to pay the costs of removing or remediating these substances from properties we acquire, including in the case that such issues existed prior to our acquisition. The presence of these substances may adversely affect our ability to lease or sell the property or to borrow using the property as collateral and may expose us to liability resulting from any release of or exposure to these substances, any of which could result in expenditures and could have a material adverse effect on us. In addition, we may incur costs and liabilities associated with the disposal or treatment of hazardous or toxic substances, claims by third parties based on damages and costs resulting from environmental contamination emanating from own of our properties, or liability in connection with the handling or exposure to asbestos-containing materials. We maintain pollution liability insurance for all of our properties to insure against the potential liability of remediation and exposure risk from new and pre-existing conditions, however, some pre-existing conditions may be excluded from coverage. Some of these laws and regulations may impose joint and several liability on tenants, current or previous owners, or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were legal. Failure to comply with these regulations could result in the imposition of fine by governmental authorities or an award of damages to private litigants.

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

Furthermore, our properties may be subject to various federal, state and local regulatory requirements, such as zoning, occupancy and land use regulations and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or an award of damages to private litigants. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property, when undertaking renovations to any of our existing properties or upon a change of tenant. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements, including all zoning, occupancy and land use requirements. However, we cannot assure our shareholders that these requirements will not be changed or that new requirements will not be imposed which would require significant unanticipated expenditures by us and could have a material adverse effect on us.

Furthermore, changes in federal and state legislation and regulations on climate change, including the increasing number of state and municipality laws and policies on climate change, emission reduction targets and required disclosures, could result in increased utility expenses and/or increased capital expenditures to improve the energy efficiency and reduce carbon emissions of our properties in order to comply with such regulations or result in fines for non-compliance. For example, since October 2023, California passed several bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. In addition, regulations and other expectations related to environmental matters and climate change are not uniform, and may be inconsistently interpreted or applies, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.

The occurrence of any of the foregoing could have a material adverse effect on us.

Our investment in traditional industrial properties and IOS properties exposes us to extensive zoning, occupancy and land use regulations.

Our investment in traditional industrial properties and IOS properties exposes us to extensive zoning, occupancy and land use regulations, which could change and result in non-conforming uses at our properties and/or limit the use of our properties by different tenants. In addition, zoning, occupancy and land use regulations may limit our ability to re-lease our properties to different tenants, develop or redevelop our traditional industrial properties and IOS properties, including as a result of the adoption of restrictive zoning, occupancy and land use regulations, exposing us to increased competition for available land and properties. If the supply of land appropriate for the development of traditional industrial properties and IOS properties becomes more limited, including as a result of rezoning of the land underlying our properties for different uses, the cost of land could increase and/or the number of traditional industrial and IOS properties that we are able to invest in could be reduced. Furthermore, changes to zoning, occupancy and land use regulations may increase the bargaining power of tenants, affecting the terms at which are able to lease our traditional industrial properties and IOS properties. The occurrence of any of the foregoing could have a material adverse effect on us.

Inability to effectively and rapidly adopt the use of artificial intelligence could have a material adverse effect on us, including on our ability to compete.

We are currently exploring the use of artificial intelligence (“AI”) and automated decision-making technology in order to realize operating efficiencies in our business. The adoption of AI technologies will require us to expend resources in connection with the adoption of such technologies and implement controls that allow us to utilize such technologies effectively, including investing in processes and professionals with the skills necessary to execute on an AI adoption strategy. If we are too slow to adopt AI technologies, we could fall behind our competitors, which could have a material adverse effect on us. Additionally, deploying AI too rapidly without appropriate controls may result in poor adoption, liability, and reputational damage. Leveraging AI to potentially improve the internal functions and operations of our business presents further opportunities and risks. The use of AI to support business operations carries inherent risks related to data privacy and security, inadvertent discrimination or other unintended consequences that could result in liability and harm to our reputation.

If we sell properties by providing financing to purchasers, defaults by the purchasers could have a material adverse effect on us.

If we provide seller-financing to purchasers (also known as purchase money financing), we will bear the risk that the purchaser may default, which could have a material adverse effect on us. Even in the absence of a purchaser default, there may be a material adverse effect on us. In some cases, we may receive initial down payments in cash and other property in the year of sale in an amount less than the selling price and subsequent payments will be spread over a number of years, which at times may not include interest payments to us. If any purchaser defaults under a financing arrangement with us, it could have a material adverse effect on us. We may be required to seek remedies, a process which may be time-consuming and costly. In certain jurisdictions, the remedies available to us, in the context of seller-financing, may also limit our ability to recover any deficiencies after a buyer defaults and we foreclose on the asset. Additionally, we may be required to bear additional costs associated with a property.

If we are unable to increase the number of shares authorized for issuance under our long-term incentive plan, we may need to settle awards to our trustees and employees in cash.

As of December 31, 2024, there are 900,169 shares of our common stock reserved for issuance under our long-term incentive plan. If we continue to grant awards of restricted stock and restricted stock units to our trustees and employees, respectively, as has been our historical practice, and our shareholders do not approve an increase in the number of common shares authorized for issuance under our long-term incentive plan, we may need to settle future awards in cash. The use of cash to settle awards under our long-term incentive plan would result in the Company having less cash available to pay indebtedness, to pay dividends to shareholders and otherwise run our business.

We are subject to risks from climate change and natural disasters such as earthquakes and severe weather conditions.

Our properties are located in areas that may be subject to climate change and natural disasters, such as earthquakes and wildfires, and severe weather conditions. Climate change and natural disasters, including rising sea levels, flooding, extreme weather, and changes in precipitation and temperature, may result in physical damage to, or a total loss of, our properties located in areas affected by these conditions, including those in low-lying areas close to sea level, and/or decreases in demand, rent from, or the value of those properties. We may be required to remediate damage caused to our properties as a result of natural disasters and may need to incur material costs in doing so. In addition, we may incur material costs to protect these properties, including increases in our insurance premiums as a result of the threat of climate change, or the effects of climate change, and may not be covered by our insurance policies. Additionally, the occurrence of natural disasters could affect our ability to carry on business functions that are critical to our financial and operational viability.
The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake) affecting an area in which we have a significant concentration of properties, such as in Arizona, Colorado, Massachusetts, California and New Jersey, could have a material adverse effect on us. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from climate change, natural disasters or severe weather conditions.

Risks Related to Debt Financing

As of December 31, 2024, we had $1.36 billion of indebtedness outstanding, which requires substantial cash flow to service, subjects us to risk of default, which could have a material adverse effect on us.

As of December 31, 2024, we had $1.36 billion of indebtedness outstanding. This indebtedness consists of $1.0 billion of unsecured debt under our unsecured corporate credit agreement and $360.3 million of secured debt. Our indebtedness currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to meet our cash needs, including our underwriting of assets and development and redevelopment costs, or to make the distributions to our shareholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have a material adverse effect on us.

We are also subject to the risk of default on our existing or future indebtedness. If we were to default under our unsecured credit agreement, the facility lenders would have the ability to immediately declare the loans due and payable in whole or in part. In such event, we may not have sufficient available cash to repay such debt at the time it becomes due or be able to refinance such debt on acceptable terms or at all. A continued failure to repay our debt as it matures could lead to an inability for the Company to continue as a going concern. Any of the foregoing could have a material adverse effect on us.

Our unsecured credit facility and certain of our secured indebtedness contain, and any other future indebtedness we incur may contain, various covenants, including business activity restrictions, and the failure to comply with those covenants could have a material adverse effect on us.

Our unsecured credit facility and certain of our other secured indebtedness contain, and any other future indebtedness we incur may contain restrictive covenants, which, among other things, restrict our activities. Lenders have imposed and could impose restrictions on us that affect our dividend and operating policies and our ability to incur additional debt, including customary restrictive covenants, that, among other things, restrict our ability to engage in material asset sales, mergers, consolidations, acquisitions or investments, to make capital expenditures, to pay special dividends, to repurchase our securities, and more generally on how and when we can spend operating funds and capital event proceeds. We may also be required to have and maintain certain specified financial ratios and to reserve or otherwise set aside funds for specific expenses, such as anticipated leasing and capital expenditures. These or other limitations may adversely affect our flexibility and limit our ability to pay dividends to shareholders. Any of the foregoing could have a material adverse effect on us.

In addition, the assumptions in our corporate credit agreement and mortgage debt regarding values, cash flow and debt service coverage, and individual asset underwriting of performance metrics such as loan-to-value ratios, debt service coverage ratios and debt yields that support our current borrowings may be subject to change, as market conditions change and/or lending standards become more stringent.

We may finance properties with prepayment lock-out provisions, which may prohibit us from selling such properties, require us to maintain specified debt levels for a period of years on such properties, and/or require us to spend additional capital in the form of prepayment penalties and defeasance costs in order to sell such properties.

Lock-out provisions are provisions that generally prohibit repayment of a loan balance for a certain number of years following the origination date of a loan. We may finance properties with lock-out provisions, which could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for the payment of dividends to our shareholders and may prohibit us from reducing the outstanding indebtedness with respect to any such properties by repaying or refinancing such indebtedness. Any mortgage debt that we place on our properties may also impose prepayment penalties. If a lender invokes these penalties or if we choose to pay defeasance costs, the cost to the Company to sell, repay or refinance the property could increase substantially and reduce our cash available for other expenditures and affect our ability to pay dividends to shareholders. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our shareholders’ best interests or impact the amount of net proceeds received in connection with the sale of a property.

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

We expect to need additional funding to finance our investments. We may decide that the funding should be in the form of debt financing, net proceeds from equity issuances, joint ventures or the sale of assets. No assurance can be given that any of these sources of capital will be available on terms that are as favorable as those that we currently expect to obtain, or available at all. If we finance any funding shortfall with common equity issuances, there may be a dilutive effect on our earnings per share after giving effect to the issuance of such common shares and the application of the proceeds thereof. The incurrence of additional debt could increase our leverage ratios and would increase our exposure to the risks associated with debt financing, all of which would be negatively perceived by the market. In addition, an inability to obtain sufficient capital to meet our funding obligations could lead to contractual defaults that could materially and adversely affect us. If debt financings or alternative sources of financing are unavailable when strategic opportunities arise, we may not be able to acquire properties or make a relevant investment.

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

Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to shareholders or otherwise have a material adverse effect on us.

We have incurred and intend to continue to incur indebtedness. Increases in the interest we pay on our indebtedness could adversely affect our ability to pay dividends to shareholders, among other consequences. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, could reduce our cash flows and our ability to pay dividends to shareholders or otherwise have a material adverse effect on us. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to sell one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. Any of the foregoing risks could have a material adverse effect on us.

Failure to hedge effectively against interest rate changes may adversely affect our business, financial condition, results of operations, ability to pay dividends to our shareholders or otherwise have a material adverse effect on us.

The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. At the same time, our corporate credit agreement requires us to maintain certain covenants with respect to maximum, unhedged interest rate risk. Subject to these restrictions and requirements, we have entered, and may continue to enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions include entering into interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates and a failure to hedge effectively against interest rate changes could materially adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders or otherwise have a material adverse effect on us. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

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

To qualify as a REIT, we will be required each year to distribute to our shareholders at least 90% of our REIT taxable income, generally determined without regard to the deduction for dividends paid and by excluding net capital gains. We will be subject to U.S. federal income tax on our undistributed taxable income and net capital gain and to a 4% nondeductible excise tax on any amount by which dividends we pay with respect to any taxable year are less than the sum of (i) 85% of our ordinary income, (ii) 95% of our capital gain net income, and (iii) 100% of our undistributed income from prior years. These requirements could cause us to distribute amounts that otherwise would be spent on the acquisition of, investment in, and/or maintenance or development of properties and it is possible that we might be required to borrow funds, use proceeds from the issuance of securities, or sell assets in order to distribute enough of our taxable income to maintain our REIT status and to avoid the payment of U.S. federal income and excise taxes. We may be required to pay dividends to our shareholders at times when it would be more advantageous to reinvest cash in our business or when we do not have cash readily available for distribution, and we may be forced to sell assets on terms and at times unfavorable to us, which could have a material adverse effect on us. These methods of obtaining funding could affect future dividends by increasing operating costs and decreasing available cash.

If certain of our subsidiaries, including our Operating Partnership, fail to maintain their respective statuses as a partnership or disregarded entity, as applicable, for U.S. federal income tax purposes, we could cease to qualify as a REIT and suffer other adverse consequences.

One or more of our subsidiaries may be treated as a partnership or disregarded entity for federal income tax purposes and, therefore, will not be subject to federal income tax on its income. Instead, each of its partners or its member, as applicable, which may include us, will be allocated, and may be required to pay tax with respect to, such partner’s or member’s share of its income. We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make. This would also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay dividends and the return on our shareholders’ investment, which could have a material adverse effect on us. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as an entity disregarded from its parent or a partnership for federal income tax purposes, the underlying entity could become subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership and jeopardizing our ability to maintain REIT status.

In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain federal, state, and other income taxes, which would reduce our cash available to pay dividends to our shareholders and could have a material adverse effect on us.

Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state and local income taxes on our income and assets, including taxes and undistributed income, built in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We may also decide to retain income we earn from the sale or other disposition of our property and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, our shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or property, either directly, at the level of our Operating Partnership, or at the level of the other companies through which we indirectly own our assets. In particular, we will be subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our taxable REIT subsidiaries. Any U.S. or federal, state or other taxes we pay will reduce our cash available for paying dividends to our shareholders and could have a material adverse effect on us.

Further, any net taxable income earned directly by our taxable REIT subsidiaries, or through entities that are disregarded for U.S. federal income tax purposes as entities separate from our taxable REIT subsidiaries, will be subject to U.S. federal and possibly state corporate income tax. We have elected to treat Griffin Capital Essential Asset TRS, Inc. as a taxable REIT subsidiary, and we may elect to treat other subsidiaries as taxable REIT subsidiaries in the future. In this regard, several provisions of the laws applicable to REITs and their subsidiaries ensure that a taxable REIT subsidiary will be subject to an appropriate level of U.S. federal income taxation. For example, a taxable REIT subsidiary is limited in its ability to deduct certain interest payments made to an affiliated REIT. In addition, the REIT has to pay a 100% penalty tax on some payments that it receives or on some deductions taken by a taxable REIT subsidiary if the economic arrangements between the REIT, the REIT’s customers, and the taxable REIT subsidiary are not comparable to similar arrangements between unrelated parties. To the extent that we and our affiliates are required to pay U.S. federal, state and local taxes, we will have less cash available to pay dividends to our shareholders.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of business, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors. If the IRS were to successfully challenge our characterization of a sale, we would be liable for the aforementioned 100% penalty tax, which could be significant in size.

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

Distributions in excess of our current and accumulated earnings and profits and not treated by us as a dividend will not be taxable to a shareholder to the extent those distributions do not exceed the shareholder’s adjusted tax basis in his or her common shares, but instead will constitute a return of capital and will reduce such adjusted basis. Such distributions to non-U.S. shareholders may be subject to withholding, which may be refundable. If distributions exceed such adjusted basis, then such adjusted basis will be reduced to zero and the excess will be capital gain to the shareholder (assuming such shares are held as a capital asset for U.S. federal income tax purposes). If distributions result in a reduction of a shareholder’s adjusted basis in his or her common shares, then subsequent sales of such shareholder’s common shares potentially will result in recognition of an increased capital gain.

Partnership tax audit rules could have a material adverse effect on us.

Under the current partnership tax audit rules, subject to certain exceptions, liability is imposed on the partnership (rather than its partners) for adjustments to reported partnership taxable income resulting from audits or other tax proceedings. The liability can include an imputed underpayment of tax, calculated by using the highest marginal U.S. federal income tax rate, as well as interest and penalties on such imputed underpayment of tax. It is possible that the application of the current partnership tax audit rules could result in partnerships in which we directly or indirectly invest (including our Operating Partnership) being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we may have not been a partner in the partnership during the year to which the audit relates and we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes as a result of the related audit adjustment. Using certain rules, partnerships may be able to transfer these liabilities to their partners. In the event any adjustments are imposed by the IRS on the taxable income reported by any subsidiary partnerships, we intend to utilize certain rules to the extent possible to allow us to transfer any liability with respect to such adjustments to the partners of the subsidiary partnerships who should properly bear such liability. However, there is no assurance that we will qualify under those rules or that we will have the authority to use those rules under the operating agreements for certain of our subsidiary partnerships.

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
•our entry into new business lines;
•our ability to execute on the sale of properties;
•changes in market valuations of similar companies;
•strategic decisions by us or our competitors, such as acquisitions or investments, divestments, spin offs, joint ventures, strategic investments or changes in business strategy;
•increases in (or prolonged periods of high) market interest rates, which could result in increased interest expense on our debt;
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

Additionally, in connection with the transaction that resulted in the internalization of our management in December 2018 (the “Self-Administration Transaction”), Griffin Capital, LLC, a Delaware limited liability company (“GC LLC”), which is an entity controlled by our former Executive Chairman, Kevin A. Shields, and is an affiliate of Griffin Capital Company, LLC, which was the sponsor of our predecessor, Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”), received OP Units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as a consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (now known as PKST Management Company, LLC). As further described below, as of December 31, 2024, GC LLC 2,273,473 OP Units owned, which, upon a request for redemption by GC LLC, are exchangeable into common shares or cash, at the Company’s election. We are party to a registration rights agreement with GC LLC pursuant to which GC LLC has the right to request that we register for resale, under the Securities Act, our common shares issued or issuable to GC LLC and certain successor holders. Resales of a significant number of our common shares, or the perception that such resales could occur, may have an adverse effect on the market price of our common shares.

In addition, the vesting of any restricted shares or other equity awards granted to certain trustees, executive officers and other employees under our equity incentive plan, or the issuance of our common shares or other securities convertible into, or exchangeable or exercisable for, our common shares in connection with future acquisitions of and/or other investments in properties, could dilute shareholders and have an adverse effect on the market price of our common shares.

Risks Related to Our Conflicts of Interest

Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could otherwise have benefitted our shareholders.

Conflicts of interest exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units. Our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we, as the general partner of our Operating Partnership have fiduciary duties, and obligations to our Operating Partnership and its partners in connection with the management of our Operating Partnership under Delaware law and the partnership agreement of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders, which may result in management making business decisions that could benefit either the Operating Partnership and its partners or the Company and our shareholders and be adverse to the interests of the others. While the partnership agreement of our Operating Partnership provides that we should endeavor in good faith to resolve any conflict in a manner not adverse to either our shareholders or the Operating Partnership’s partners, if we determine that a conflict cannot be resolved in a manner not adverse to either shareholders or the Operating Partnership’s partners, the partnership agreement provides that a conflict should be resolved in favor of our shareholders.

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

As required by our listing on the NYSE, certain awards under the GCC Incentive Plan were settled during each of the fourth quarter 2023 and fourth quarter 2024 and will be settled in three additional annual installments thereafter, unless waived or modified. In connection with the settlement of awards under the GCC Incentive Plan, the plan administrator, Kevin Shields, may choose to distribute cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.

On December 9, 2024, GC LLC elected to redeem 213,043 OP Units pursuant to the terms of our Operating Partnership’s operating agreement, and we satisfied such redemption request with our common shares. Following this redemption, GC LLC distributed such common shares to participants in the GCC Incentive Plan, including 56,266 common shares to Mr. Escalante and 2,000 common shares to Mr. Bitar. In connection with the aforesaid future installments, if GC LLC elects to redeem additional OP Units, we currently intend to satisfy such redemption request with our common shares. GCC Incentive Plan participants may receive additional payment, which payments could be substantial. Our executive officers’ interest in the GCC Incentive Plan may create the appearance of a conflict of interest between the interest of the Company and the interest of these executive officers.

Risks Related to Our Corporate Structure

Our declaration of trust contains certain ownership limits with respect to our shares.

Generally, to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year (except with respect to the first taxable year for which an election to be taxed as a REIT is made). The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Our declaration of trust authorizes our Board to take such actions as it determines are necessary or appropriate to preserve our qualification as a REIT. Our declaration of trust prohibits the ownership by any Person (as defined in our declaration of trust) of more than 9.8% (in value or in number, whichever is more restrictive, as determined in good faith by our Board) of the aggregate of our common shares or more than 9.8% of the value (as determined in good faith by our Board) of the aggregate of our outstanding Shares (as defined in our declaration of trust), unless waived by our Board. For these purposes, our declaration of trust includes a “group” as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of “Person.” Our Board may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied. This ownership limit and the other restrictions on ownership and transfer of our shares contained in our declaration of trust may:
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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) that are applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium price for our common shares, including:
•“business combination” provisions that, subject to limitations, prohibit certain business combinations between a Maryland real estate investment trust and an “interested shareholder” (defined generally as any person who owns, directly or indirectly, 10% or more of the voting power of the Maryland real estate investment trust’s outstanding voting shares of beneficial interest or an affiliate or associate of the Maryland real estate investment trust who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding voting shares of beneficial interest at any time within the two-year period immediately prior to the date in question) or an affiliate of such interested shareholder for five years after the most recent date on which the interested shareholder becomes an interested shareholder, and thereafter impose either fair price or supermajority shareholder voting requirements on these combinations;
•“control share” provisions that provide that holders of “control shares” of a Maryland real estate investment trust (defined as shares (other than shares acquired directly from the real estate investment trust) that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise one of three increasing ranges of voting power in electing trustees) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and

•Title 3, Subtitle 8 of the MGCL, which permits the board of trustees of a Maryland real estate investment trust, without shareholder approval and notwithstanding any contrary provisions in the declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

As permitted by the MGCL, we have elected to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.

Further, the MGCL, applicable through provision in the Maryland REIT Law (the “MRL”), provides that an act of a trustee relating to or affecting an acquisition or investment or a potential acquisition of control of a real estate investment trust may not be subject to a higher duty or greater scrutiny than is applied to any other act of a trustee. Hence, trustees of a Maryland real estate investment trust by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.

Our rights and the rights of our shareholders to recover claims against our officers and trustees are limited, which could reduce our shareholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the real estate investment trust’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust requires us to indemnify our trustees and officers to the maximum extent permitted under Maryland law. Additionally, our declaration of trust limits the liability of our present and former trustees and officers for monetary damages to the maximum extent permitted under Maryland law. Further, our declaration of trust permits the Company, with the approval of our Board, to provide such indemnification and advancement of expenses to any of our employees or agents. As a result, we and our shareholders may have more limited rights against our trustees, officers, employees and agents than might otherwise exist under common law, which could reduce our shareholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our trustees, officers, employees and agents in some cases which would decrease the cash otherwise available to pay dividends to shareholders or otherwise operate our business.

We are uncertain of our sources of funding for our future capital needs. If we cannot obtain funding on acceptable terms, it could affect our ability to make necessary capital improvements to our properties, pursue acquisitions of and/or other investments in properties as part of our business plan, pay our expenses, pay dividends, expand our business or otherwise have a material adverse effect on us.

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

Our bylaws provide that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought in the right or on behalf of the Company, (ii) any action asserting a claim of breach by any trustee, officer, other employee or agent of the Company of a duty owed to the Company or our shareholders, (iii) any action asserting a claim against us or any trustee, officer, other employee or agent of the Company arising pursuant to any provision of the MRL, our declaration of trust or our bylaws, (iv) any action asserting a claim governed by the internal affairs doctrine, or (v) any Internal Corporate Claim (as defined the MGCL). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision does not apply to claims for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares will be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our Board, without shareholder approval, adopted this provision of our bylaws so that we may respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with the Company or our trustees, officers, agents or employees, if any, and may discourage lawsuits against us and our trustees, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL, applicable through provisions in the MRL, provides that the declaration of trust or bylaws of a Maryland real estate investment trust may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

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

As have many companies, our Service Providers have been impacted by security incidents in the past and will likely continue to experience security incidents of varying degrees. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have had a material adverse effect on us. While we do not believe these incidents have had a material impact to date, as our reliance on technology increases, so do the risks of a security incident. The Service Providers that provide cloud services and store our information are critical to our operations and could experience security incidents resulting in downtime, data breach or loss, or shutdown. The occurrence of any of the foregoing risks could have a material adverse effect on us.

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

Increased environmental, social and governance scrutiny and changing expectations from stakeholders may impose additional costs and expose us to new risks.

In recent years, increased attention has been given to corporate activities related to related to environmental, social and governance (“ESG”) matters. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers, and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. A low sustainability score could result in a negative perception of the Company, or exclusion of our common shares from consideration by certain investors. Additionally, we may be unable to attract and retain qualified personnel if candidates believe that our corporate responsibility procedures or standards are not adequate.

As with other companies, our approach to ESG matters, particularly environmental matters, evolves over time, and we cannot guarantee that our approach will align with the expectations or preferences of any particular stakeholder.

We may be subject to litigation relating to our business, which could have a material adverse effect on us and could result in significant defense costs and potentially significant judgments against us.

We may be subject to litigation relating to our business including securities class action litigation following any period of volatility in the price of our common shares. Any such litigation could result in significant defense costs and potentially significant judgments against us for which we may not be insured. While we generally intend to vigorously defend ourselves in any such litigation, we cannot be certain of the ultimate outcomes of any such litigation or claims that may be asserted against us. Unfavorable resolution of such litigation may result in our having to pay significant fines, judgments, or settlements, which, if uninsured (or if the fines, judgments and settlements exceed insured levels), would adversely impact our cash flows, thereby negatively impacting our ability to service debt and pay dividends to our shareholders, which may have a material adverse effect on us. Certain litigation, or the resolution of certain litigation, may affect the availability or cost of some of our insurance coverage, expose us to increased risks that would be uninsured, or adversely impact our ability to attract officers and trustees, each of which may have a material adverse effect on us, as well as divert the attention of management.

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
We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our Confidential Information and Critical Systems. Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.
We design and assess our program based on industry standard cybersecurity frameworks published by the International Organization for Standardization and the National Institute of Standards and Technology. This does not imply that we meet any particular technical standards, specifications, or requirements, but only that we may source controls applicable to our industry from these frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

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
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a vendor management policy for Service Providers that provide an automated service or system that stores, transmits or processes our Confidential Information.

Additionally, we maintain a cybersecurity insurance policy to mitigate certain risks associated with cybersecurity incidents. However, the costs, damages, and expenses arising from cybersecurity incidents may not be completely covered by such insurance.
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
Cybersecurity Governance
A security team consisting of our executive management team, other members of senior management, and our managed information technology Service Provider, Connetic, LLC, a Delaware limited liability company (“Connetic”) is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. Connetic has provided information technology support, security audit and on-call services to financial industry participants for more than 25 years.
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
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives period reports from management or Connetic on our cybersecurity risks and cybersecurity risk management program. Our Board receives presentations on cybersecurity topics from Connetic as part of the Board’s continuing education on topics that impact public companies.
ITEM 2. PROPERTIES
As of December 31, 2024, the Company’s portfolio was comprised of 103 properties, consisting of 97 operating properties and six redevelopment properties (those designated for redevelopment or repositioning) reported in two segments – Industrial and Office.

See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties. See Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our indebtedness secured by our properties.
Revenue Concentration
The Company presents the following concentrations based on Annualized Base Rent (“ABR”), which is calculated as the monthly contractual base rent for leases that have commenced as of the end of the quarter, excluding rent abatements, multiplied by 12 months and deducting base year operating expenses for gross and modified leases, unless otherwise specified. For leases in effect at the end of any quarter that provide for rent abatement during the last month of that quarter, the Company used the monthly contractual base rent payable following expiration of the abatement period.

By State:
The percentage of ABR by state for the Company’s portfolio as of December 31, 2024 is presented as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Arizona	$20,287	5	11.0%
Colorado	13,989	4	7.6
Massachusetts	12,839	3	6.9
California	12,610	2	6.8
New Jersey	11,649	8	6.3
South Carolina	11,415	7	6.2
Florida	10,768	8	5.8
Ohio	10,762	4	5.8
Tennessee	10,204	7	5.5
Alabama	9,409	1	5.1
Subtotal	123,932	49	67.0
All Others (1)	61,124	54	33.0
Total	$185,056	103	100.0%
(1)“All Others” account for less than 5.1% of total ABR on an individual basis.
By Industry:
The percentage of ABR by industry for the Company’s portfolio as of December 31, 2024 is presented as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$34,745	26	18.8%
Materials	17,500	5	9.5
Food, Beverage & Tobacco	17,163	3	9.3
Retailing	12,085	4	6.5
Utilities	11,513	2	6.2
Health Care Equipment & Services	11,389	4	6.2
Commercial & Professional Services	11,313	6	6.1
Consumer Services	11,129	2	6.0
E-Commerce	9,978	2	5.4
Diversified Financials	8,977	2	4.9
Subtotal	145,792	56	78.9
All Others (2)	39,264	27	21.1
Total	$185,056	83	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)    “All Others” account for less than 4.2% of total ABR on an individual basis.

Top Ten Tenants:
No lessee or property generated more than 6.4% of our total ABR as of December 31, 2024. The top 10 tenants by ABR for the Company’s portfolio as of December 31, 2024 is presented as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Keurig Dr. Pepper	$11,897	6.4%
Amazon	9,978	5.4%
Southern Company Services	9,409	5.1%
LPL Holdings	8,853	4.8%
Maxar Technologies	7,916	4.3%
Freeport McMoRan	7,867	4.3%
RH	7,637	4.1%
McKesson Corporation	6,276	3.4%
Travel & Leisure, Co.	5,928	3.2%
IGT	5,201	2.8%
Subtotal	80,962	43.8%
All Others (1)	104,094	56.2%
Total	$185,056	100.0%
(1)     “All Others” account for less than 2.8% of ABR on an individual basis.

Lease Expirations:
The tables below provide a summary of our upcoming lease expirations in our portfolio, excluding unexercised renewal options and early termination rights.
As of December 31, 2024, the lease expirations for the Company’s portfolio are presented as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Percentage of Annualized Base Rent
2025	$1,984	1.1%
2026	12,208	6.6%
2027	18,834	10.2%
2028	20,100	10.9%
2029	32,316	17.5%
2030	27,851	15.1%
2031	19,589	10.6%
2032	14,423	7.8%
2033	9,629	5.1%
2034	—	—%
>2034	28,122	15.1%
Vacant	—	—%
Total	$185,056	100.0%
(1)Expirations that occur on the last day of the year are shown as expiring in the subsequent year.

As of December 31, 2024, the lease expirations for leases based on square footage are presented as follows:

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Square Feet	ABR (per square foot) (2)	Annualized Net Effective Base Rent (per square foot) (3)
2025	$1,508	0.9%	2	73,000	$20.66	$20.04
2026	9,813	6.0	3	1,273,500	7.71	8.74
2027	14,524	8.9	7	570,700	25.45	23.98
2028	15,684	9.6	7	1,762,500	8.90	8.58
2029	30,247	18.6	7	2,015,100	15.01	14.88
2030	26,137	16.0	5	2,342,700	11.16	11.01
2031	16,217	10.0	4	1,379,500	11.76	11.88
2032	12,206	7.5	6	1,457,100	8.38	8.78
2033	8,429	5.2	4	1,454,900	5.79	5.99
2034	—	—	—	—	—	—
>2034	28,122	17.3	9	1,964,500	14.32	16.34
Vacant	—	—	—	69,000	—	—
Total	$162,887	100.0%	54	14,362,500	$11.40	$11.69
(1)Expirations that occur on the last day of the year are shown as expiring in the subsequent year.
(2)ABR (per square foot) is calculated as (i) ABR divided by (ii) square footage under lease as of the end of the quarter.
(3)Annualized Net Effective Base Rent (per square foot) is calculated as (i) the contractual base rent for leases that have commenced as of the end of the quarter calculated on a straight-line basis, including amortization of rent abatements, but without regard to tenant improvement allowances and leasing commissions, and deducting base year operating expenses for gross and modified gross leases, unless otherwise specified, multiplied by 12 months divided by (ii) square footage under lease as of the end of the end of the quarter. Rent abatements include rent credits that are granted from time to time in connection with unused tenant improvement allowances.
As of December 31, 2024, the lease expirations for leases based on acres are presented as follows:

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Usable Acres	ABR (per usable acre) (2)	Annualized Net Effective Base Rent (per usable acre) (3)
2025	$476	2.1%	2	12	$38,387	$(74,194)
2026	2,395	10.8	7	29	81,574	72,446
2027	4,310	19.4	12	62	69,371	72,316
2028	4,416	19.9	9	91	48,363	50,871
2029	2,069	9.3	5	37	56,438	59,793
2030	1,714	7.7	4	21	81,619	95,190
2031	3,372	15.2	3	61	56,209	63,644
2032	2,217	10.1	4	23	96,100	123,400
2033	1,200	5.5	2	20	60,000	68,800
2034	—	—	—	—	—	—
>2034	—	—	—	—	—	—
Vacant	—	—	—	2	—	—
Redevelopment properties (4)	—	—	—	82	—	—
Total	$22,169	100.0%	48	440	$62,286	$63,430
(1)Expirations that occur on the last day of the year are shown as expiring in the subsequent year.
(2)ABR (per usable acre) is calculated as (i) ABR divided by (ii) usable acreage under lease as of the end of the quarter.
(3)Annualized Net Effective Base Rent (per usable acre) is calculated as (i) the contractual base rent for leases that have commenced as of the end of the quarter calculated on a straight-line basis, including amortization of rent abatements, but without regard to tenant improvement allowances and leasing commissions, and deducting base year operating expenses for gross and modified gross leases, unless otherwise specified, multiplied by 12 months divided by (ii) acreage under lease as of the end of the quarter. Rent abatements include rent credits that are granted from time to time in connection with unused tenant improvement allowances.
(4)Represents unleased space at redevelopment properties.

Leasing Information
As of December 31, 2024, we estimate that the current average market rental rates for all leases in our operating portfolio that are scheduled to expire within the next four years are: (i) for our Industrial segment, approximately 30% to 35% greater than the weighted average in-place cash rental rates; and (ii) for our Office segment, approximately 5% to 10% less than the weighted average in-place cash rental rates.
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

The following tables set forth certain information regarding leasing activity for our operating portfolio during the year ended December 31, 2024:
Leases Commenced (1):

	Number of Leases	Approx. Square Feet	Weighted Average Lease Term	LC (per square feet)	TI (per square feet)	GAAP Rent Change (2)	Cash Rent Change (3)
New Leases	1	26,800	2.0	$1.87	$—	75.0%	71.0%
Renewal Leases	7	810,600	4.6	$2.88	$8.57	31.0%	21.0%
Total / Weighted Average	8	837,400	4.5	$2.85	$8.30	32.0%	23.0%
(1)Represents leasing activity for leases that commenced during the period.
(2)Calculated as the change between GAAP rents for new/renewal leases and the expiring GAAP rents for the same space.
(3)Calculated as the change between cash rents for new/renewal leases and the expiring cash rents for the same space.
Leases Executed (1):

	Number of Leases	Approx. Square Feet	Weighted Average Lease Term	LC (per square feet)	TI (per square feet)	GAAP Rent Change (2)	Cash Rent Change (3)
New Leases	1	26,800	2.0	$1.87	$—	75.0%	71.0%
Renewal Leases	7	810,600	4.6	$2.88	$8.57	31.0%	21.0%
Total / Weighted Average	8	837,400	4.5	$2.85	$8.30	32.0%	23.0%
(1)Represents leasing activity for leases that were executed during the period.
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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the ticker symbol “PKST”. As of February 17, 2025, there were 36,755,389 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.

Dividends
We intend to pay dividends on a quarterly basis at the discretion of our Board, unless our results of operations, our general financial condition, general economic conditions, or other factors indicate we should refrain from doing so.
Recent Sales of Unregistered Securities
During the year ended December 31, 2024, there were no sales of unregistered securities.
Repurchases of Equity Securities
During the quarter ended December 31, 2024, the Company repurchased shares as follows:

For the Month Ended	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 31, 2024	—	$—	—	—
November 30, 2024	—	$—	—	—
December 31, 2024	113,101	$11.06	—	—
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
The following performance graph is a comparison of the cumulative return of our common shares for the period from April 13, 2023, being the date on which the Company listed its common shares on the New York Stock Exchange (the “Listing”), through December 31, 2024. The graph also shows the cumulative total returns of the Russell 2000 Index (“RUT”) and FTSE NAREIT All Equity REITs Index (“FNER”) during the same period. The historical information set forth on the following performance graph is not necessarily indicative of future performance.

(1)    Prior to the Listing, our published NAV as of June 30, 2022, June 30, 2021, and December 31, 2020, was as follows: $66.78, $81.90 and $80.55, respectively. The cumulative investment (loss) for the NAV as of June 30, 2022, June 30, 2021, and December 31, 2020, was as follows: (21.0%), (2.6%), and (4.1%) respectively.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K.
Company Overview
Peakstone Realty Trust (NYSE: PKST) is an internally managed real estate investment trust currently shifting its portfolio composition towards industrial properties. PKST’s objective is to grow its portfolio through investments in the industrial outdoor storage (“IOS”) subsector. The Company’s existing portfolio includes high-quality, predominantly single-tenant industrial and office properties located in strategic markets.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2024, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.0% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2024, the Company’s portfolio was comprised of 103 properties, consisting of 97 operating properties and six redevelopment properties (those designated for redevelopment or repositioning) reported in two segments – Industrial and Office.
Highlights
The following provides a summary of the significant developments related to our business during the year ended December 31, 2024:
Transaction Activity:
•On November 4, 2024, we acquired a portfolio of 51 industrial outdoor storage properties (“IOS Portfolio”) located throughout the United States for a gross contractual purchase price of $490.0 million. The 51-property portfolio is comprised of 45 Operating Properties and six Redevelopment Properties. These properties span a total of 440 usable acres across 14 states.
•During the year ended December 31, 2024, we sold two Office segment properties and 17 Other segment properties for approximately $317.4 million in gross disposition proceeds and recognized a net gain of approximately $38.4 million. As a result of these dispositions, we have eliminated our Other segment.
•On August 28, 2024, we sold our entire interest in the unconsolidated Office Joint Venture.
Leasing Activity:
•For the year ended December 31, 2024, the Company completed 837,400 square feet of new leases and lease extensions, with a weighted average lease term of 4.5 years. This leasing activity resulted in weighted average releasing spreads of 32% (GAAP) and 23% (cash).

Financing Activity:
Secured Debt:
•Payoffs:
◦On March 26, 2024, we paid off the outstanding debt balance of the $11.4 million Highway 94 Mortgage Loan.
◦On September 26, 2024, we paid off the outstanding debt balance of the $17.1 million Pepsi Bottling Ventures Mortgage Loan.
◦As of December 31, 2024, following the sales of the Other segment assets, we extinguished all associated AIG debt, resulting in a gain on extinguishment of the AIG Loans of $11.0 million.

•New Debt:
◦On November 1, 2024, we obtained a mortgage loan in the principal amount of $49.6 million (the “Florida Mortgage Loan”), at a fixed interest rate of 5.48% per annum, with a 7.5-year term (maturity date is May 6, 2032), and secured by an Industrial property located in Florida.
◦On November 1, 2024, we obtained a mortgage loan in the principal amount of $37.7 million (the “Georgia Mortgage Loan”), at a fixed interest rate of 5.31% per annum, with a 5-year term (maturity date is November 6, 2029), and secured by an Industrial property located in Georgia.
◦On November 4, 2024, we obtained a mortgage loan in the principal amount of $23.0 million (the “Illinois Mortgage Loan”), at a fixed interest rate of 6.51% per annum, with a 5-year term (maturity date is November 6, 2029), and secured by an Industrial property located in Illinois.
Credit Facility:
•On July 25, 2024, the Company entered into that certain Eighth Amendment to Second Amended and Restated Credit Agreement which provides, among other things, as follows:
◦Reduction of the outstanding principal balance of a term loan from $400.0 million to $210.0 million, and extension of the maturity date of that term loan to July 25, 2028 (now, the “2028 Term Loan I”);
◦Reductions of the maximum commitment amount under the Revolving Credit Facility from $750.0 million to $547.0 million (calculated as of June 30, 2024), and extension of the maturity date of the Revolving Credit Facility to July 25, 2028;
◦An option, subject to obtaining additional commitments from lenders and satisfying certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the outstanding principal balance under existing term loans and/or incur new term loans by up to approximately $400.0 million in the aggregate (for a maximum facility size of $1.3 billion).
•On October 31, 2024, the Company entered into that certain Ninth Amendment to Second Amended and Restated Credit Agreement which provides, among other things, as follows:
◦A $175.0 million senior unsecured term loan (the “2028 Term Loan II”) maturing on October 31, 2028, assuming exercise of the one-year extension option.

Results of Operations
Overview
Our strategic focus is to reposition the portfolio towards industrial assets. This will be accomplished through the continued divestment of non-core assets and reinvestment in industrial outdoor storage (“IOS”) opportunities. We will maintain a balanced approach to capital allocation, prioritizing investments in the IOS subsector while also optimizing our leverage to support long-term growth. Our goal is to enhance portfolio performance, maximize shareholder value, and ensure financial flexibility for future opportunities.

Business Environment
Real estate investors are closely monitoring current market conditions, which are shaped by a mix of economic factors, geopolitical tensions,and changes in monetary policy. These factors have created an environment where caution has been the prevailing sentiment. Despite these challenges, investors continue to seek opportunities to generate returns through real estate investments.
In the industrial sector, trends including onshoring and nearshoring of manufacturing and warehousing operations, a predicted rise in U.S. industrial production, and the continued growth of e-commerce are anticipated to drive sustained demand for our properties and the sector as a whole. Major supply factors include the slowing pace of construction, limited quantity of existing sites zoned for broad industrial uses, increasing resistance from municipalities for new industrial development and steady redevelopment of infill properties into other uses, all of which are expected to decrease supply. Although vacancy rates are higher compared to recent years, we believe the combination of long-term demand drivers and supply constraints will benefit strong long-term demand for industrial real estate.
The office market is still adapting to evolving workplace preferences. While overall demand for office space nationwide has declined relative to pre-Covid standards, newer and more modern office buildings, with high walkability scores, immediate access to retail amenities and transportation hubs appear to continue to attract and retain tenants.
For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion above, and (ii) the risks highlighted in the “Risk Factors” section in Part I.
Segment Information
Michael Escalante, the Company's Chief Executive Officer, is identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties utilizing the following reportable segments: Industrial and Office. The Industrial segment consists of i) industrial outdoor storage (“IOS”) properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) more “traditional” industrial assets which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties.
The CODM evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. The Company excludes the following from segment NOI because they are addressed on a corporate level: (i) depreciation and amortization, (ii) real estate impairment, and (iii) general administrative expenses. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations and valuations of our properties.
On December 31, 2024, the Company sold its final property in the Other segment, and as a result, the Other segment was eliminated. Amounts presented herein reflect the Company’s ownership of Other segment properties through December 31, 2024, which were also evaluated by the CODM based on segment NOI. The Other segment consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pool.

Reconciliation of Net Loss to Same Store NOI
Total net loss for the years ended December 31, 2024 and December 31, 2023 was $11.4 million and $605.1 million, respectively. The following table reconciles net loss to Same Store NOI for the years ended December 31, 2024 and December 31, 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023
Reconciliation of Net Loss to Same Store NOI
Net loss	$(11,363)	$(605,102)
General and administrative expenses	36,973	42,962
Corporate operating expenses to related parties	617	1,154
Real estate impairment provision	53,313	409,512
Goodwill impairment provision	10,274	16,031
Depreciation and amortization	94,982	112,204
Interest expense	62,050	65,623
Other income (expense), net	(14,482)	(13,111)
Net loss from investment in unconsolidated entity	—	176,767
Net gain (loss) from disposition of assets	(38,368)	(29,164)
Gain on extinguishment of debt	(10,466)	—
Transaction expenses	821	24,982
Total NOI	$184,351	$201,858
Same Store Adjustments:
Adjustment for Acquired Properties (1)	(4,848)	—
Adjustment for Disposed Properties (2)	(19,525)	(44,465)
Corporate related adjustment	(38)	16
Total Same Store NOI	$159,940	$157,409
(1) “Acquired Properties” represent (a) for 2023, all properties acquired by the Company from January 1, 2023 through December 31, 2023; and (b) for 2024, all properties acquired by the Company from January 1, 2024 through December 31, 2024.
(2) “Disposed Properties” represent (a) for 2023, all properties sold, disposed of, or moved to our redevelopment portfolio from January 1, 2023 through December 31, 2023; and (b) for 2024, all properties sold, disposed of, or moved to our redevelopment portfolio from January 1, 2024 through December 31, 2024.
Same Store Analysis
Comparison of the Years Ended December 31, 2024 and December 31, 2023
For the year ended December 31, 2024, our “Same Store” portfolio comprised of 52 properties, including 19 Industrial properties and 33 Office properties, encompassing approximately 14.4 million square feet. Our Same Store portfolio includes properties which were held in-service for a full period for all periods presented (thus, the IOS Portfolio is excluded for these periods). The following table provides a comparative summary of the results of operations for our Same Store portfolio for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/ (Decrease)	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$59,286	$56,951	$2,335	4%
Industrial operating expenses	(8,456)	(7,623)	(833)	11%
Industrial Same Store NOI	50,830	49,328	1,502	3%

Office Same Store NOI
Total Office revenues	131,816	130,268	1,548	1%
Office operating expenses	(22,706)	(22,187)	(519)	2%
Office Same Store NOI	109,110	108,081	1,029	1%

Total Same Store NOI	$159,940	$157,409	$2,531	2%
Same Store NOI
Total Same Store NOI increased by $2.5 million, or 2%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Industrial Same Store NOI increased $1.5 million, or 3%, primarily due to lease extensions in 2024.
Office Same Store NOI increased $1.0 million, or 1%, primarily due to a lease commencement in 2024, partially offset by lease terminations and expirations in 2023.
Portfolio Analysis
Comparison of the Years Ended December 31, 2024 and 2023.
For the years ended December 31, 2024 and 2023, the Company recorded a net loss of $11.4 million and $605.1 million. The following table reconciles net loss to NOI for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)	Percentage Change
Reconciliation of Net (Loss) Income to NOI
Net loss	$(11,363)	$(605,102)	$593,739	(98)%
General and administrative expenses	36,973	42,962	(5,989)	(14)%
Corporate operating expenses to related parties	617	1,154	(537)	(47)%
Real estate impairment provision	53,313	409,512	(356,199)	(87)%
Goodwill impairment provision	10,274	16,031	(5,757)	(36)%
Depreciation and amortization	94,982	112,204	(17,222)	(15)%
Interest expense	62,050	65,623	(3,573)	(5)%
Other income, net	(14,482)	(13,111)	(1,371)	10%
Net loss from investment in unconsolidated entity	—	176,767	(176,767)	(100)%
Net gain from disposition of assets	(38,368)	(29,164)	(9,204)	32%
Gain on extinguishment of debt	(10,466)	—	(10,466)	100%
Transaction expenses	821	24,982	(24,161)	(97)%
Total NOI	$184,351	$201,858	$(17,507)	(9)%
The following table provides further detail regarding segment NOI for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/Decrease	Percentage Change
Industrial NOI
Industrial revenues	$64,750	$57,304	$7,446	13%
Industrial operating expenses	(9,072)	(7,655)	(1,417)	19%
Industrial NOI	55,678	49,649	6,029	12%

Office NOI
Office revenues	132,541	142,734	(10,193)	(7)%
Office operating expenses	(22,703)	(24,295)	1,592	(7)%
Office NOI	109,838	118,439	(8,601)	(7)%

Other NOI
Other revenues	30,782	54,246	(23,464)	(43)%
Other operating expenses	(11,947)	(20,476)	8,529	(42)%
Other NOI	18,835	33,770	(14,935)	(44)%
Total NOI	$184,351	$201,858	$(17,507)	(9)%
NOI
Total NOI decreased by $17.5 million, or 9%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Industrial NOI increased $6.0 million, or 12%, primarily due to the acquisition of the IOS Portfolio and increased leasing activity in 2024.
Office NOI decreased $8.6 million, or 7%, primarily due to property dispositions.
Other NOI decreased $14.9 million, or 44%, primarily due to property dispositions.
General and Administrative Expenses
General and administrative expenses decreased $6.0 million, or 14%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the vesting of certain time-based restricted share units and time-based restricted shares (together, “Restricted Share Units”) in the prior year, including accelerated vesting for employee severances.
Corporate Operating Expense to Related Parties
Corporate operating expenses to related parties decreased $0.5 million, or 47%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the termination of the Administrative Services Agreement in 2023.
Real Estate Impairment Provision
Real estate impairment decreased $356.2 million, or 87%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to fewer impairments in 2024 compared to 2023.
Goodwill Impairment Provision
The Company recorded $10.3 million of goodwill impairment in 2024 related to its Other segment, which represents the complete write-off of the Other segment goodwill resulting from the final disposition of the Other segment property as of December 31, 2024.

Depreciation and Amortization
Depreciation and amortization decreased $17.2 million, or 15%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to (i) property dispositions in 2023 and 2024; (ii) accelerated amortization due to expired and terminated leases; and (iii) real estate impairments, which lowered the depreciable book bases of the impaired assets, partially offset by (iv) the acquisition of the IOS Portfolio in fourth quarter of 2024.
Interest Expense
Interest expense decreased $3.6 million, or 5%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to debt payoffs in 2023 and 2024.
Other Income, Net
Other income increased $1.4 million, or 10%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in interest income earned from cash invested in money market accounts.
Net Loss from Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased approximately $176.8 million, or 100%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the complete write-off of the Company’s indirect investment in Galaxy REIT, LLC, an office property joint venture (“Office Joint Venture”) as of September 30, 2023, in which the Company no longer recorded any equity income or losses. On August 28, 2024, the Company transferred all of its ownership interest and no longer holds any interest in the Office Joint Venture.
Net Gain from Disposition of Assets
Gain from disposition of assets increased approximately $9.2 million, or 32%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to increased number of sales with realized gains in 2024.
Extinguishment of Debt
Extinguishment of debt increased approximately $10.5 million, or 100%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the gain on extinguishment recognized as a result of the Company’s final sale of secured AIG properties on December 31, 2024, which relieved the Company of its remaining debt obligations under the AIG Loans.
Transaction Expenses
Transaction expenses decreased approximately $24.2 million, or 97%, for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily because the Listing related expenses were incurred in 2023.

Comparison of the Years Ended December 31, 2023 and 2022.
Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations” in our Form 10-K for the year ended December 31, 2023, filed with the SEC on February 22, 2024, for a discussion of the year ended December 31, 2023 compared to the year ended December 31, 2022.

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
For the year ended December 31, 2024, the following critical accounting estimates reflects what we believe are the most significant estimates, assumptions, and judgments that have had or are reasonably likely to have a material impact on our financial conditions or our results of operations.
Acquisitions of Real Estate
We evaluated our real estate acquisition during the year ended December 31, 2024, and determined that this transaction should be accounted for as an asset acquisition.
For asset acquisitions, the Company allocates the acquisition cost, which assigns both cash and non-cash consideration paid to the seller and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed, according to their respective relative fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which include the value of tenant relationships.
Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. Under the cost approach, the fair value of real estate is based on estimated costs to construct a vacant building with similar characteristics. Under the income approach, we use the discounted cash flow method, which includes Level 3 unobservable inputs. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. The respective Level 3 inputs include discount rates, capitalization rates, market rental rates and comparable sales data, including land sales for similar properties. The estimated future cash flows account for various factors, including historical performance, anticipated trends, and prevailing market and economic conditions.
In assessing the fair value of intangible lease assets or liabilities, the Company, similarly, considers Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases is estimated based on the costs that would have been incurred to lease the property to the occupancy level at the acquisition date. This includes leasing commissions, legal and other costs, along with the estimated time necessary to lease the property to its occupancy level at the time of acquisition.
If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles.
Refer to Note 3, Real Estate, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
Impairment of Real Estate and Related Intangible Assets and Liabilities
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, where indicators of impairment exist, we evaluate the recoverability of our real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. Recoverability of real estate assets requires estimates of future market and economic conditions, including assumptions related to estimated selling prices, anticipated hold periods, potential vacancies, capitalization rates, market rental income amounts subsequent to the expiration of current lease agreements, and property operating expenses.
When the carrying amounts of the real estate assets are not recoverable based on the estimated undiscounted cash flows, we calculate an impairment charge in the amount the carrying value exceeds the estimated fair value of the real estate asset as of the measurement date. Fair value is determined through certain valuation techniques involving (i) discounted cash flow models applying significant assumptions related to market rent, terminal capitalization rates, and discount rates or (ii) estimated selling prices based on quoted market values and comparable property sales.
For the year ended December 31, 2024, we recorded an impairment provision related to six properties, consisting of one Office segment property and five Other segment properties, which were primarily related to anticipated dispositions. As part of our impairment analysis, we noted certain properties that had potential indicators of impairment, but the future undiscounted cash flows were sufficient to recover the carrying amount. Refer to Note 3, Real Estate, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
Impairment of Goodwill
The Company’s goodwill has an indeterminate life and is not amortized. Goodwill is tested for impairment annually for each reporting unit, as applicable, or more frequently if events or changes in circumstances indicate that goodwill is more likely than not impaired. When testing, the Company performs a qualitative assessment to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each relevant reporting unit. If an impairment exists, the Company recognizes an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit. Under the quantitative assessment, the Company focuses on the fair value of real estate assets and mortgage loans, as those comprise the significant components of fair value within each reporting unit. The analysis involves estimates around significant assumptions related to market rent, discount rates, terminal capitalization rates, and borrowing rates.
During the year ended December 31, 2024, the Company sold all remaining assets within its Other segment, which resulted in the complete impairment of the remaining goodwill balance allocated to the Other segment. Refer to Note 8, Fair Value Measurements, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
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

Our calculation of FFO and AFFO is presented in the following table for the years ended December 31, 2024, 2023 and 2022 (in thousands, except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Net loss	$(11,363)	$(605,102)	$(441,382)
Adjustments:
Depreciation of building and improvements	64,191	72,273	113,191
Amortization of leasing costs and intangibles	31,179	40,318	77,926
Impairment provision, real estate	53,313	409,511	127,577
Gain (loss) from disposition of assets, net	(38,368)	(29,164)	139,280
Equity interest of depreciation of building and improvements - unconsolidated entity	—	24,623	4,643
Company's share of loss on sale of unconsolidated entity	—	—	3,558
FFO	$98,952	$(87,541)	$24,793
Distribution to redeemable preferred shareholders	—	(2,376)	(10,063)
Preferred units redemption charge	—	(4,970)	—
FFO attributable to common shareholders and noncontrolling interests	$98,952	$(94,887)	$14,730
Reconciliation of FFO to AFFO:
FFO attributable to common shareholders and noncontrolling interests	$98,952	$(94,887)	$14,730
Adjustments:
Revenues in excess of cash received, net	(4,182)	(7,953)	(15,407)
Amortization of share-based compensation	7,896	10,063	9,573
Deferred rent - ground lease	1,661	1,724	1,951
Unrealized loss (gain) on investments	(377)	17	195
Amortization of above/(below) market rent, net	(2,232)	(1,240)	(2,205)
Amortization of debt premium/(discount), net	103	419	409
Amortization of ground leasehold interests	(389)	(389)	(372)
Amortization of below tax benefit amortization	1,498	1,494	1,494
Amortization of deferred financing costs	4,757	3,632	3,544
Amortization of lease inducements	127	150	537
Write-off of dead deal costs	140	115	28
Gain on extinguishment of debt	(10,466)	—	—
Employee separation expense	358	4,096	72
Transaction expenses	821	24,982	22,386
Impairment provision, goodwill	10,274	16,031	135,270
Lease termination and other non-recurring adjustments	(2,339)	—	—
Debt breakage costs	—	—	13,249
Preferred units redemption charge	—	4,970	—
Other income - proration adjustments for dispositions	—	(1,587)	—
Impairment provision, investment in unconsolidated entity	—	129,334	—
Write-off of Company's share of accumulated other comprehensive income - unconsolidated entity	—	(1,226)	—
Company’s share of amortization of deferred financing costs- unconsolidated entity	—	31,061	3,740
Loss on debt breakage costs — write-off of deferred financing costs	—	—	1,771
Company’s share of revenues in excess of cash received (straight-line rent) - unconsolidated entity	—	(2,207)	(257)
Company's share of amortization of above/(below) market rent - unconsolidated entity	—	(532)	(58)
AFFO available to common shareholders and noncontrolling interests	$106,602	$118,067	$190,650
FFO per share/unit, basic and diluted	$2.50	$(2.40)	$0.37
AFFO per share/unit, basic and diluted	$2.69	$2.99	$4.81

Weighted-average common shares outstanding - basic and diluted shares	36,375,053	35,988,231	36,057,825
Weighted-average OP Units outstanding (1)	3,202,727	3,472,770	3,537,654
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,577,780	39,461,001	39,595,479
(1)Represents weighted-average outstanding OP Units that are owned by unitholders other than Peakstone Realty Trust. Represents the noncontrolling interest in the Operating Partnership.

NOI and Cash NOI
NOI is a non-GAAP financial measure calculated as net (loss) income, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, impairment of goodwill, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss, termination income and equity in earnings of any unconsolidated real estate joint ventures. NOI on a cash basis (“Cash NOI”) is NOI adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. We believe that NOI and Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI and Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI and Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
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
Our calculation of each of NOI and Cash NOI is presented in the following table for the year ended December 31, 2024, 2023 and 2022 (dollars in thousands):

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Net (Loss) Income to NOI
Net loss	$(11,363)	$(605,102)	$(441,382)
General and administrative expenses	36,973	42,962	38,995
Corporate operating expenses to related parties	617	1,154	1,349
Real estate impairment provision	53,313	409,512	127,577
Goodwill impairment provision	10,274	16,031	135,270
Depreciation and amortization	94,982	112,204	190,745
Interest expense	62,050	65,623	84,816
Debt breakage costs	—	—	13,249
Other income (expense), net	(14,482)	(13,111)	943
Net loss from investment in unconsolidated entity	—	176,767	9,993
Net gain (loss) from disposition of assets	(38,368)	(29,164)	139,280
Gain on extinguishment of debt	(10,466)	—	—
Transaction expenses	821	24,982	22,386
Total NOI	$184,351	$201,858	$323,221

	Year Ended December 31,
	2024	2023	2022
Cash NOI Adjustments
Industrial:
Industrial NOI	$55,678	$49,649	$53,477
Straight-line rents	(4,931)	(344)	(1,018)
Amortization of acquired lease intangibles	(1,455)	(384)	(369)
Deferred termination income	819	(24)	(39)
Industrial Cash NOI	50,111	48,897	52,051

Office:
Office NOI	109,838	118,439	230,967
Straight-line rents	(2,690)	(9,046)	(12,207)
Amortization of acquired lease intangibles	(515)	(306)	(1,346)
Deferred termination income	1,851	—	—
Deferred ground lease	1,701	1,739	1,945
Other intangible amortization	1,498	1,494	1,495
Inducement amortization	—	150	537
Office Cash NOI	111,683	112,470	221,391

Other:
Other NOI	18,835	33,770	38,777
Straight-line rents	769	1,461	634
Amortization of acquired lease intangibles	(262)	(549)	(489)
Deferred termination income	—	—	(2,779)
Deferred ground lease	(40)	(15)	5
Inducement amortization	127	—	—
Other Cash NOI	19,429	34,667	36,148
Total Cash NOI	$181,223	$196,034	$309,590

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
Sources of Liquidity
Cash Resources
As of December 31, 2024, we had approximately $146.5 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, and general financial and economic conditions.
Credit Facility
As of December 31, 2024, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $465.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of December 31, 2024, the available undrawn capacity under the Revolving Credit Facility was $82.0 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of December 31, 2024, we have not sold any shares under the ATM program.
Other Potential Sources of Capital
Other potential sources of capital include proceeds from private or public offerings of our common shares or OP Units, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate transaction, and entering into joint venture arrangements to invest in assets. If necessary, we may use these other sources of capital in the event of unforeseen expenditures.

Uses of Liquidity
During the next 12 months following December 31, 2024 and thereafter, we expect our significant cash requirements will include:
•making scheduled principal and interest payments on our outstanding debt obligations (see “Debt and Ground Lease Obligations” section below);
•paying dividends and distributions to our shareholders (refer to “Dividends and Distributions” section below);
•making scheduled ground lease obligations (see “Debt and Ground Lease Obligations” section below);
•funding future capital expenditures, leasing commissions and tenant improvements (as of December 31, 2024, the aggregate remaining contractual commitment was approximately $9.1 million); and
•other normal recurring operating expenses.
Debt and Ground Lease Obligations
The following amounts represent our debt and ground lease obligations for the next 12 months following December 31, 2024 and thereafter:

Debt and Ground Lease Obligations	Total Payments	2025	Thereafter
Outstanding debt obligations (1)	$1,360,326	$—	$1,360,326
Interest on outstanding debt obligations (2)	295,144	79,275	215,869
Ground lease obligations	261,088	2,366	258,722
Total	$1,916,558	$81,641	$1,834,917
(1)Amounts only include principal payments. The payments on our mortgage debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at December 31, 2024. Projected interest payments on our KeyBank Loans are based on the contractual interest rates through maturity in effect at December 31, 2024.

Dividends and Distributions
Dividends will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended December 31, 2024, our Board declared an all-cash distributions in the amount of $0.225 per common share or OP Unit.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding net capital gain, to our shareholders and holders of OP Units. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of December 31, 2024, the Company believes it has satisfied the REIT requirements and all distributions were classified as return on capital.

Outstanding Indebtedness
As of December 31, 2024 and December 31, 2023, the Company’s consolidated debt consisted of the following:

	December 31,
	2024	2023	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity (3)
Secured Debt
BOA II Loan	$250,000	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	—	5.31%	5.31%	November 2029
Illinois Mortgage Loan(4)	23,000	—	6.51%	6.51%	November 2029
Florida Mortgage Loan(4)	49,604	—	5.48%	5.48%	May 2032
AIG Loan(5)	—	92,444	—%	—%	—
AIG Loan II(5)	—	119,953	—%	—%	—
Highway 94 Mortgage Loan(6)	—	11,709	—%	—%	—
Pepsi Bottling Ventures Mortgage Loan(7)	—	17,439	—%	—%	—
Total Secured Debt	360,326	491,545
Unsecured Debt(8)
Revolving Loan	465,000	400,000	SOF Rate + 1.65%	5.09%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	3.36%	April 2026
2028 Term Loan I(9)	210,000	400,000	SOF Rate + 1.60%	3.72%	July 2028
2028 Term Loan II(10)	175,000	—	SOF Rate + 1.60%	3.72%	October 2028
Total Unsecured Debt	1,000,000	950,000		4.30%
Total Debt	1,360,326	1,441,545		4.43%
Unamortized Deferred Financing Costs and Discounts, net	(15,707)	(5,622)
Total Debt, net	$1,344,619	$1,435,923
(1)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of December 31, 2024, the applicable rates were 4.40% (SOFR, as calculated per the credit facility), plus spreads of 0.01% (2026 Term Loan), 1.60% (2028 Term Loan I), 1.60% (2028 Term Loan II), and 1.65% (Revolving Loan) and a 0.1% index.
(2)The Effective Interest Rate is calculated on a weighted average basis and is inclusive of the Company's $750.0 million floating to fixed interest rate swaps maturing on July 1, 2025 (Note: The Company entered into forward-starting, floating to fixed interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. Refer to 6. Interest Contracts.). The Effective Interest Rate does not include the effect of amortization of discounts/premiums and deferred financing costs. When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, but excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.24%.
(3)Reflects the loan maturity dates as of December 31, 2024.
(4)The Company obtained three separate fixed-rate mortgage loans during the fourth quarter of 2024, all of which are secured by Industrial segment assets within its existing portfolio.
(5)As of December 31, 2024, the Company was relieved of its debt obligations under the AIG Loans. Certain proceeds from property sales secured by the AIG Loans remain in escrow/reserve accounts in accordance with the applicable purchase and sales agreements.
(6)Highway 94 Mortgage Loan was paid off in full in March 2024.
(7)Pepsi Bottling Ventures Mortgage Loan was paid off in full in September 2024.
(8)On July 25, 2024, the Company entered into the Eighth Amendment.
(9)As a result of the modifications under the Eighth Amendment, the maturity date for a term loan formerly maturing in 2025 was extended to July 25, 2028.
(10)On October 31, 2024, under the Ninth Amendment to the Second Credit Agreement dated, the Company obtained an additional $175.0 million term loan.

Debt Covenants
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2024.
Summary of Cash Flows
Comparison of cash flow activity as of December 31, 2024 and December 31, 2023 is as follows (in thousands):

	Year Ended December 31,
	2024	2023	Change
Net cash provided by operating activities	$94,655	$89,152	$5,503
Net cash (used in) provided by investing activities	$(215,839)	$308,555	$(524,394)
Net cash used in financing activities	$(125,616)	$(234,641)	$109,025
Cash and cash equivalents, and restricted cash were $154.2 million and $401.0 million as of December 31, 2024 and December 31, 2023 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent occupancy levels, rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, and general financial and economic conditions. During the year ended December 31, 2024, we generated $94.7 million in cash from operating activities compared to $89.2 million for the year ended December 31, 2023. The increase in cash from operating activities was primarily due to significant decreases in transaction expenses incurred as a result of the Listing in 2023, partially offset by the impact of property dispositions.
Investing Activities. Cash used in investing activities for the year ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$281,528	$325,160	$(43,632)
Total sources of cash provided by investing activities	$281,528	$325,160	$(43,632)
Uses of cash for investing activities:
Acquisition of properties, net	(493,496)	—	(493,496)
Payments for construction in progress	(3,871)	(16,323)	12,452
Sale (Purchase) of investments	—	(282)	282
Total uses of cash used in investing activities	$(497,367)	$(16,605)	$(480,762)
Net cash (used in) provided by investing activities	$(215,839)	$308,555	$(524,394)

Financing Activities. Cash used in financing activities for the year ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	Change
Sources of cash provided by (used in) financing activities:
Proceeds from borrowings - Credit Facility	$280,000	$400,000	$(120,000)
Proceeds from borrowings - Term Loan	175,000	—	175,000
Proceeds from borrowings - Mortgage debt	110,326	—	110,326
Total sources of cash provided by financing activities	$565,326	$400,000	$165,326
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	(225,228)	(41,283)	(183,945)
Principal payoff of indebtedness - Term Loan	(190,000)	(400,000)	210,000
Principal pay down of indebtedness - Credit Facility	(215,000)	—	(215,000)
Principal amortization payments on secured indebtedness	(5,655)	(6,973)	1,318
Deferred financing costs	(17,286)	(3,530)	(13,756)
Redemption of preferred units	—	(125,000)	125,000
Offering costs	(143)	(796)	653
Repurchase of common shares	—	(4,443)	4,443
Repurchase of common shares to satisfy employee tax withholding requirements	(1,329)	(2,625)	1,296
Dividends paid on preferred units subject to redemption	—	(4,891)	4,891
Distributions to noncontrolling interests	(2,892)	(3,974)	1,082
Distributions to common shareholders	(33,077)	(40,807)	7,730
Financing lease payment	(332)	(319)	(13)
Total sources of cash used in financing activities	$(690,942)	$(634,641)	$(56,301)
Net cash (used in) provided by financing activities	$(125,616)	$(234,641)	$109,025

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In this section, market risk is defined to generally include the exposure to loss resulting from changes in interest rates, foreign currency exchange rates and equity prices. The primary market risk to which we believe we may be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt, which may result from factors that are beyond our control. Our current indebtedness consists of the KeyBank loans and other loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K. These instruments were not entered into for trading purposes.
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
As of December 31, 2024, our debt, excluding unamortized deferred financing cost and discounts/premiums, consisted of approximately $1.1 billion in fixed rate debt (including the effect of interest rate swaps) and $250.0 million of variable rate debt. As of December 31, 2024, the effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our Interest Rate Swaps, would decrease our future earnings and cash flows by approximately $4.9 million annually.
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

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2024, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent accounting firm, as stated in its report, which is included herein.

ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” each term as defined in Item 408(a) of Regulation S-K.

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

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to the 2024 Proxy Statement to be filed with the SEC within 120 days after the end of the year ended December 31, 2024.

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
(b) See (a) 3 above.
(c) See (a) 2 above.

EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2024 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 14, 2018, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Essential Asset Operating Partnership II, L.P., Globe Merger Sub, LLC, Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to the Registrant's Current on Form 8-K, filed on December 20, 2018, SEC File No. 000-55605

2.2
Purchase and Sale Agreement, dated as of November 4, 2024, by and among the Buyer Parties and the Seller Parties thereto, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2024, SEC File No. 001-41686

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
4.1
Description of Securities, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 22, 2024, SEC File No. 001-41686

10.1+
Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 22, 2024, SEC File No. 001-41686

10.2+
First Amendment to the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2024, SEC File No. 001-41686

10.3
Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2023, SEC File No. 000-55605

10.4	Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 2019, SEC File No. 000-55605

10.5
First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2020, SEC File No. 000-55605

10.6
Second Amendment to Second Amended and Restated Credit Agreement dated December 18, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.7
Third Amendment to Second Amendment and Restated Credit Agreement dated July 14, 2021, by and among Griffin Realty Trust, GRT OP, L.P., and the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 16, 2021, SEC File No. 000-555605

10.8
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2022, SEC File No. 000-555605

10.9
Fifth Amendment to Second Amended and Restated Credit Agreement dated September 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2022, SEC File No. 000-55605

10.10
Sixth Amendment to Second Amended and Restated Credit Agreement dated November 30, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 5, 2022, SEC File No. 000-55605

10.11
Seventh Amendment to Second Amended and Restated Credit Agreement dated March 21, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2023, SEC File No. 000-55605

10.12
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of July 25, 2024, by and among PKST OP, L.P., the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2024, SEC File No. 001-41686

10.13
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2024, by and among PKST OP, L.P., the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2024, SEC File No. 001-41686

10.14	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.15
Amended and Restated Registration Rights Agreement dated August 2, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., and Griffin Capital, LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 9, 2023, SEC File No. 001-41686

10.16+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Michael J. Escalante, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.17+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Javier F. Bitar, incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.18+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer, incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.19+
Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Michael J. Escalante, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.20+
Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Javier F. Bitar, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.21+
Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.22+
Form of One-Time Restricted Stock Unit (NEOs) dated March 25, 2021, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.23+
Form of Time-Based Restricted Share Unit Agreement (NEOs) dated March 23, 2023, incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.24+
Form of Time-Based Restricted Stock Unit Agreement (NEOs) for 2024, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.25+*	Form of Restricted Share Award Agreement (Non-Employee Trustees) dated June 18, 2024
10.26
Sublease executed March 25, 2022, by and between Griffin Capital Company, LLC and Griffin Realty Trust, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.27
Assignment and Assumption of Sublease executed February 29, 2024, by and between Peakstone Realty Trust and PKST OP, L.P. incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 08, 2024, SEC File No. 001-41686

10.28
First Amendment to Sublease executed March 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 07, 2024, SEC File No. 001-41686

10.29
Second Amendment to Sublease executed May 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 08, 2024, SEC File No. 001-41686

10.30	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
14.1	Code of Business Conducts and Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
19.1*	Policy on Insider Information and Insider Trading
21.1*	Subsidiaries of Peakstone Realty Trust dated December 31, 2024
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.

**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 20, 2025.

PEAKSTONE REALTY TRUST

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Trustee (Principal Executive Officer)	February 20, 2025
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2025
Javier F. Bitar

/s/ Qiyan Mai	Chief Accounting Officer (Principal Accounting Officer)	February 20, 2025
Qiyan Mai

/s/ Casey Wold	Executive Chairman and Chairman of the Board of Trustees	February 20, 2025
Casey Wold

/s/ Jeffrey Friedman	Independent Trustee	February 20, 2025
Jeffrey Friedman

/s/ Carrie DeWees	Independent Trustee	February 20, 2025
Carrie DeWees

/s/ Samuel Tang	Independent Trustee	February 20, 2025
Samuel Tang

PEAKSTONE REALTY TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Peakstone Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peakstone Realty Trust (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2025 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Impairment of real estate
Description of the Matter
As of December 31, 2024, the Company’s carrying value of real estate was $2.3 billion. As discussed in Note 2 of the consolidated financial statements, the Company assesses the carrying values of its real estate assets whenever events or changes in circumstances indicate that the carrying amounts of real estate assets may not be fully recoverable. Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. When the carrying amounts of the real estate assets are not recoverable based on the undiscounted cash flows, the Company will calculate an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. There were $53.3 million of impairment charges related to real estate recognized during the year ended December 31, 2024.
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
February 20, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Peakstone Realty Trust
Opinion on Internal Control Over Financial Reporting
We have audited Peakstone Realty Trust’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peakstone Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 20, 2025

PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2024	2023
ASSETS
Cash and cash equivalents	$146,514	$391,802
Restricted cash	7,696	9,208
Real estate:
Land	450,217	231,175
Building and improvements	1,952,742	1,968,314
In-place lease intangible assets	380,599	402,251
Construction in progress	1,017	8,371
Total real estate	2,784,575	2,610,111
Less: accumulated depreciation and amortization	(520,527)	(550,552)
Total real estate, net	2,264,048	2,059,559
Assets held for sale, net	—	49,672
Above-market lease and other intangibles assets, net	28,015	29,690
Deferred rent receivable	60,371	63,272
Deferred leasing costs, net	13,865	19,112
Goodwill	68,373	78,647
Right-of-use assets	32,967	33,736
Interest rate swap asset	15,974	26,942
Other assets	38,409	27,446
Total assets	$2,676,232	$2,789,086
LIABILITIES AND EQUITY
Debt, net	$1,344,619	$1,435,923
Distributions payable	8,477	8,344
Below-market lease and other intangible liabilities, net	46,976	16,023
Lease liability	46,887	46,281
Accrued expenses and other liabilities	77,251	78,802
Total liabilities	$1,524,210	$1,585,373

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 36,733,327 and 36,304,145 shares outstanding in the aggregate as of December 31, 2024 and December 31, 2023, respectively	37	36
Additional paid-in capital	3,016,804	2,990,085
Cumulative distributions	(1,109,215)	(1,076,000)
Accumulated earnings	(838,279)	(827,854)
Accumulated other comprehensive income	15,874	25,817
Total shareholders’ equity	1,085,221	1,112,084
Noncontrolling interests	66,801	91,629
Total equity	1,152,022	1,203,713
Total liabilities and equity	$2,676,232	$2,789,086
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenue:
Rental income	$228,073	$254,284	$416,485
Expenses:
Property operating expense	26,059	30,903	55,947
Property tax expense	17,663	21,523	37,317
General and administrative expenses	36,973	42,962	38,995
Corporate operating expenses to related parties	617	1,154	1,349
Real estate impairment provision	53,313	409,512	127,577
Depreciation and amortization	94,982	112,204	190,745
Total expenses	229,607	618,258	451,930
Income before other income (expenses)	(1,534)	(363,974)	(35,445)
Other income (expenses):
Interest expense	(62,050)	(65,623)	(84,816)
Debt breakage costs	—	—	(13,249)
Other income (expense), net	14,482	13,111	(943)
Net loss from investment in unconsolidated entity	—	(176,767)	(9,993)
Net gain (loss) from disposition of assets	38,368	29,164	(139,280)
Gain on extinguishment of debt	10,466	—	—
Goodwill impairment provision	(10,274)	(16,031)	(135,270)
Transaction expenses	(821)	(24,982)	(22,386)
Net loss	(11,363)	(605,102)	(441,382)
Distributions to redeemable preferred shareholders	—	(2,376)	(10,063)
Preferred units redemption	—	(4,970)	—
Net loss attributable to noncontrolling interests	938	54,555	39,714
Net loss attributable to controlling interest	(10,425)	(557,893)	(411,731)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(36)	(178)
Net loss attributable to common shareholders	$(10,425)	$(557,929)	$(411,909)
Net loss attributable to common shareholders per share, basic and diluted	$(0.30)	$(15.50)	$(11.41)
Weighted average number of common shares outstanding - basic and diluted	36,375,053	35,988,231	36,057,825
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(11,363)	$(605,102)	$(441,382)
Other comprehensive income:
Equity in other comprehensive (loss) income of unconsolidated joint venture	—	(1,880)	1,880
Change in fair value of swap agreements	(10,840)	(14,335)	63,182
Total comprehensive (loss) income	(22,203)	(621,317)	(376,320)
Distributions to redeemable preferred shareholders	—	(2,376)	(10,063)
Preferred units redemption charge	—	(4,970)	—
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	(36)	(178)
Comprehensive loss (income) attributable to noncontrolling interests	1,835	55,951	33,996
Comprehensive (loss) income attributable to common shareholders	$(20,368)	$(572,748)	$(352,565)

See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2021	36,070,902	$36	$2,952,261	$(922,562)	$141,983	$(18,708)	$2,153,010	$218,653	$2,371,663
Share-based compensation	125,176	—	9,573	—	—	—	9,573	—	9,573
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(46,448)	—	(3,189)	—	—	—	(3,189)	—	(3,189)
Distributions declared to common shareholders	—	—	—	(114,116)	—	—	(114,116)	—	(114,116)
Reversal of shares for distribution reinvestment plan	(2)	—	—	—	—	—	—	—	—
Repurchase of common shares	(149,730)	—	(9,999)	—	—	—	(9,999)	—	(9,999)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	957	957
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(10,942)	(10,942)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(17)	(17)
Offering costs	—	—	(46)	—	—	—	(46)	—	(46)
Net loss	—	—	—	—	(411,909)	—	(411,909)	(39,714)	(451,623)
Other comprehensive income	—	—	—	—	—	59,344	59,344	5,718	65,062
Balance December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Share-based compensation	172,603	—	12,040	—	—	—	12,040	—	12,040
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(114,420)	—	(2,625)	—	—	—	(2,625)	—	(2,625)
Distributions declared to common shareholders	—	—	—	(39,322)	—	—	(39,322)	—	(39,322)
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Exchange of noncontrolling interests	316,948	—	27,169	—	—	—	27,169	(27,169)	—
Reclass of redeemable noncontrolling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,989)	(2,989)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(728)	(728)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Offering costs on preferred units	—	—	4,970	—	—	—	4,970	—	4,970
Net loss	—	—	—	—	(557,928)	—	(557,928)	(54,555)	(612,483)
Other comprehensive loss	—	—	—	—	—	(14,819)	(14,819)	(1,396)	(16,215)
Balance December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amount

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Share-based compensation	313,511	1	7,895	—	—	—	7,896	—	7,896
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(117,976)	—	(1,329)	—	—	—	(1,329)	—	(1,329)
Distributions declared to common shareholders	—	—	—	(33,215)	—	—	(33,215)	—	(33,215)
Exchange of noncontrolling interests	233,647	—	20,153	—	—	—	20,153	(20,153)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,840)	(2,840)
Net loss	—	—	—	—	(10,425)	—	(10,425)	(938)	(11,363)
Other comprehensive loss	—	—	—	—	—	(9,943)	(9,943)	(897)	(10,840)
Balance December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
See accompanying notes.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating Activities:
Net loss	$(11,363)	$(605,102)	$(441,382)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	64,191	72,273	113,191
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	32,289	41,425	79,049
Amortization of above- and (below-market) leases, net	(2,232)	(1,239)	(2,205)
Amortization of deferred financing costs and debt premium	4,861	4,049	5,724
Amortization of swap interest	128	126	126
Gain on extinguishment of debt	(10,466)	—	—
Deferred rent	(2,521)	(6,229)	(13,350)
Net gain from disposition of assets	(38,368)	(29,164)	139,280
Loss from investment in unconsolidated entities	—	176,767	10,979
Gain (loss) from investments	(377)	18	194
Real estate impairment provision	53,313	409,512	127,577
Goodwill impairment provision	10,274	16,031	135,270
Share-based compensation	7,896	12,041	9,574
Discount amortization - note receivable	(655)	—	—
Other income - proration adjustments for dispositions	—	(1,587)	—
Change in operating assets and liabilities:
Deferred leasing costs and other assets	349	(5,282)	1,002
Accrued expenses and other liabilities	(12,664)	5,513	(12,353)
Net cash provided by operating activities	94,655	89,152	152,676
Investing Activities:
Acquisition of properties, net	(493,496)	—	—
Proceeds from disposition of properties	281,528	325,160	1,120,803
Restricted reserves	—	—	(266)
Payments for construction in progress	(3,871)	(16,323)	(17,494)
Sale of investment in unconsolidated entities	—	—	31,000
Purchase of investment in unconsolidated entities	—	—	(34,558)
Sale (Purchase) of investments	—	(282)	(1,142)
Net cash (used in) provided by investing activities	(215,839)	308,555	1,098,343
See accompanying notes.

	Year Ended December 31,
	2024	2023	2022
Financing Activities:
Proceeds from borrowings - Credit Facility	280,000	400,000	—
Proceeds from borrowings - Term Loan	175,000	—	—
Proceeds from borrowings - Mortgage debt	110,326	—	—
Principal payoff of secured indebtedness - Mortgage Debt	(225,228)	(41,283)	(469,777)
Principal pay down of indebtedness - Credit Facility	(215,000)	—	(373,500)
Principal payoff of indebtedness - Term Loan	(190,000)	(400,000)	(200,000)
Principal amortization payments on secured indebtedness	(5,655)	(6,973)	(8,736)
Deferred financing costs	(17,286)	(3,530)	(2,724)
Redemption of preferred units	—	(125,000)	—
Offering costs	(143)	(796)	(43)
Repurchase of common shares	—	(4,443)	(5,617)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,329)	(2,625)	(3,189)
Dividends paid on preferred units subject to redemption	—	(4,891)	(10,063)
Distributions to noncontrolling interests	(2,892)	(3,974)	(11,136)
Distributions to common shareholders	(33,077)	(40,807)	(114,110)
Financing lease payment	(332)	(319)	(320)
Net cash used in financing activities	(125,616)	(234,641)	(1,199,215)
Net (decrease) increase in cash, cash equivalents and restricted cash	(246,800)	163,066	51,804
Cash, cash equivalents and restricted cash at the beginning of the period	401,010	237,944	186,140
Cash, cash equivalents and restricted cash at the end of the period	$154,210	$401,010	$237,944

Supplemental disclosure of cash flow information:
Cash paid for interest	$58,898	$58,154	$75,122

Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$8,331	$8,193	$9,678
Distributions payable to noncontrolling interests	$672	$724	$946
Common share redemptions funded subsequent to period-end	$—	$—	$4,383
Exchange of noncontrolling interest to common stock	$20,153	$27,169	$—
Accrued for construction in progress	$—	$1,183	$35
Accrued tenant obligations and other	$7,802	$551	$620
(Decrease) increase in fair value swap agreement	$(10,840)	$(14,335)	$63,182
Decrease in stockholder servicing fee payable	$—	$—	$(92)
Operating lease right-of-use assets obtained in exchange for lease liabilities	$—	$—	$1,358
Note receivable, net	$(14,286)	$—	$—
Contribution in Unconsolidated Joint Venture	$4,696	$1,960	$—
Note payable in Unconsolidated Joint Venture	$(4,696)	$(1,960)	$—
Capitalized transaction costs accrued	$654	$—	$—
See accompanying notes.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (NYSE: PKST) is an internally managed real estate investment trust currently shifting its portfolio composition towards industrial properties. PKST’s objective is to grow its portfolio through investments in the industrial outdoor storage (“IOS”) subsector. The Company’s existing portfolio includes high-quality, predominantly single-tenant industrial and office properties located in strategic markets. The Company’s fiscal year-end is December 31.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2024, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.0% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2024, our portfolio is comprised of 103 properties, consisting of 97 operating properties and six redevelopment properties (those designated for redevelopment or repositioning) reported in two segments - Industrial and Office.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2024, 2023 and 2022.
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
Consolidation Considerations
The Company consolidates variable interest entities (“VIEs”) in which it is considered to be the primary beneficiary. VIEs are entities in which the equity investors do not have sufficient equity at risk to finance their endeavors without additional financial support or that the holders of the equity investment at risk do not have substantive participating rights. The primary beneficiary is defined by the entity having both of the following characteristics: (i) the power to direct the activities that most significantly impact the economic performance of the VIE, and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE.
The Company has determined that the Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participation rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because the Company has the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2024 and 2023, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Cash and Cash Equivalents
The Company considers all short-term, highly liquid investments that are readily convertible to cash with a maturity of three months or less at the time of purchase to be cash equivalents. Short-term investments are stated at cost, which approximates fair value. Our cash and cash equivalents are held in the custody of several financial institutions, and these balances, at times, exceed federally insurable limits. We seek to mitigate this risk by depositing funds only with major financial institutions.
Restricted Cash
Restricted cash is presented on the consolidated balance sheet and consists primarily of reserves that the Company funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of December 31,
	2024	2023
Cash reserves	$4,092	$7,200
Restricted lockbox	3,604	2,008
Total	$7,696	$9,208
Acquisitions of Real Estate
We evaluated our real estate acquisition during the year ended December 31, 2024, and determined that this transaction should be accounted for as an asset acquisition.
For asset acquisitions, the Company allocates the acquisition cost, which assigns both cash and non-cash consideration paid to the seller and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed, according to their respective relative fair values. The tangible assets consist of land, buildings, and site improvements. The intangible assets include the above- and below-market value of leases and the in-place leases, which include the value of tenant relationships.
Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach. Under the cost approach, the fair value of real estate is based on estimated costs to construct a vacant building with similar characteristics. Under the income approach, we use the discounted cash flow method, which includes Level 3 unobservable inputs. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. The respective Level 3 inputs include discount rates, capitalization rates, market rental rates and comparable sales data, including land sales for similar properties. The estimated future cash flows account for various factors, including historical performance, anticipated trends, and prevailing market and economic conditions.
In assessing the fair value of intangible lease assets or liabilities, the Company, similarly, considers Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases is estimated based on the costs that would have been incurred to lease the property to the occupancy level at the acquisition date. This includes leasing commissions, legal and other costs, along with the estimated time necessary to lease the property to its occupancy level at the time of acquisition.
If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)

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

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of (i) estimated useful life and (ii) remaining contractual lease term
In-place Lease Intangible Assets and Valuation	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
Impairment of Real Estate and Related Intangible Assets and Liabilities
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. Recoverability of real estate assets requires estimates of future market and economic conditions impacting our strategic disposition plan, including assumptions related to estimated selling prices, anticipated hold periods, potential vacancies, capitalization rates, market rental income amounts subsequent to the expiration of current lease agreements, and property operating expenses.
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
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Impairment of Goodwill
The Company’s goodwill has an indeterminate life and is not amortized. Goodwill is tested for impairment annually for each reporting unit, as applicable, or more frequently if events or changes in circumstances indicate that goodwill is more likely than not impaired. The Company performs a qualitative assessment to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each relevant reporting unit. If an impairment exists, the Company recognizes an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit. Under the quantitative assessment, the Company focuses on the fair value of real estate assets and mortgage loans, as those comprise the significant components of fair value within each reporting unit. The analysis involves estimates around significant assumptions such as market rent, discount rates, terminal capitalization rates, and borrowing rates.
Assets Held for Sale
The Company generally classifies real estate assets that are subject to operating leases as held for sale when it believes it is probable that the disposition will occur within one year. When the Company classifies an asset as held for sale, it compares the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, the Company reduces the carrying value to the fair value less estimated cost to sell. The Company will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.
Revenue Recognition
We lease industrial and office spaces to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses.
Total minimum annual lease payments are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due, when collectability is probable. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space.
Our lease agreements with tenants generally contain provisions that require tenants to reimburse us for certain property expenses. Estimated reimbursements from tenants for these property expenses, which include real estate taxes, insurance, common area maintenance and other recoverable operating expenses, are recognized as revenues in the period that the expenses are incurred. As the timing and pattern of revenue recognition is the same and as the lease component would be classified as an operating lease if it were accounted for separately, rents and tenant reimbursements are treated as a combined lease component and presented as a single line item “Rental income” in our consolidated statements of operations.
We record revenues and expenses on a gross basis for lessor costs (which include real estate taxes) when these costs are reimbursed to us by our tenants. Conversely, we record revenues and expenses on a net basis for lessor costs when they are paid by our tenants directly to the taxing authorities on our behalf.
Lease termination fees, which are included in rental income, are recognized when the related leases are terminated and we have no continuing obligation to provide services to such former tenants. If the lessee continues to occupy the leased space for a period of time after the lease termination is agreed upon,the termination fee is accounted for as a lease modification based on the modified lease term.
Valuation of Operating Lease Receivables
On a quarterly basis, we perform an assessment of the collectability of operating lease receivables on a tenant-by-tenant basis, which includes reviewing the age and nature of our receivables, the payment history and financial condition of the tenant, our assessment of the tenant’s ability to meet its lease obligations and the status of negotiations of any disputes with the tenant. Any changes in the collectability assessment for an operating lease is recognized as an adjustment, which can be a reduction or increase, to rental income in the consolidated statements of operations. As a result of our quarterly collectability assessments, there were no adjustments recognized as a net reduction adjustment to rental income in the consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Leases as Lessee
The Company is the lessee under three long-term ground leases and two office leases classified as operating leases. The Company is also the lessee under two long-term ground leases classified as financing leases. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The Company utilizes a market-based approach to estimate the IBR for each individual lease. The base IBR is estimated utilizing observable mortgage rates, which are then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease. The lease liabilities and ROU assets are amortized on a straight-line basis over the lease term.
Derivative Instruments and Hedging Activities
The Company measures derivative instruments, including certain derivative instruments embedded in other contracts, at fair value and records them as an asset or liability, depending on the Company’s rights or obligations under the applicable derivative contract. For derivatives designated as cash flow hedges, the effective portions of the derivative are reported in other comprehensive income and are subsequently reclassified into earnings when the hedged item affects earnings. Changes in fair value of derivative instruments not designated as hedging and ineffective portions of hedges are recognized in earnings in the affected period. See Note 6, Interest Rate Contracts, for more detail.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of December 31, 2024, the Company believes it has satisfied the REIT requirements.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (a “TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
Share-Based Compensation
We have granted restricted share units and restricted shares (together, “Restricted Shares”) to certain employees and non-employee trustees. Grants were awarded in the name of the recipient subject to certain restrictions of transferability and a risk of forfeiture. Stock-based compensation expense for all equity-classified stock-based compensation awards is based on the grant date fair value estimated in accordance with current accounting guidance for share-based payments, which includes awards granted to certain nonemployees. We recognize these compensation costs for only those shares expected to vest on a straight-line basis over the requisite service or performance period of the award, as applicable. We include share-based compensation within “Additional paid-in capital” in the consolidated statements of equity and “General and administrative expenses” in the consolidated statements of operations.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Earnings Per Share
Basic earnings per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net (loss) income attributable to common shareholders by the weighted-average number of outstanding common shares plus the potential effect of any dilutive securities (e.g. unvested time-based restricted share units and unvested time-based restricted shares (together, “Unvested Restricted Shares”), OP Units, etc.), using the more dilutive of either the two-class method or the treasury stock method.
For all periods presented, (a) OP Units were excluded from the dilutive earnings per share computation because they were not dilutive, and (b) using the treasury stock method, the Unvested Restricted Shares (in the amounts set forth below) were excluded from dilutive earnings per share because the inclusion would have been anti-dilutive.

	Year Ended December 31,
	2024	2023	2022
Unvested Restricted Shares	240,330	142,385	158,361
Unvested Restricted Shares that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to either the two-class method or treasury stock method, as applicable.
Reference Rate Reform
During the third quarter of 2023, the Company applied the guidance in ASC 848, Reference Rate Reform and elected the practical expedient to transition certain contracts that reference London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”), including our Credit Facility (Note 5, Debt) and certain derivative instruments. The application of this guidance did not have a material impact on our consolidated financial statements.
Segment Information
As of December 31, 2024, the Company has two reportable segments: Industrial and Office. The Industrial segment consists of i) industrial outdoor storage (“IOS”) properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) more “traditional” industrial assets which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties. Prior to December 31, 2024, the Company presented a third reportable segment, Other, which consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. As a result of the final Other segment asset sale on December 31, 2024, the Other segment was eliminated. The Company presents the results of the Other segment through the year ended December 31, 2024. See Note 14, Segment Reporting, for details regarding each of the Company’s segments.
Reclassifications
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
Unaudited Data
Any references to the number of buildings, square footage, acreage, number of leases, occupancy, and any amounts derived from these values in the notes to the consolidated financial statements are unaudited and outside the scope of the

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Company's independent registered public accounting firm's audit of its consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (“PCAOB”).
Recently Issued Accounting Pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, which requires public business entities to provide disaggregated disclosures of certain expense categories that are included in the income statement. The guidance does not change the presentation of expenses on the face of the income statement but mandates additional tabular disclosures for line items in continuing operations. Expenses that are already disclosed under existing U.S. GAAP should be incorporated into these disaggregated disclosures, while any remaining amounts should be described qualitatively. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The disclosures will be required on both an annual and interim basis. We are currently evaluating the potential impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.
On November 27, 2023, the FASB issued ASU 2023-07, which requires the disclosure of segment expenses if they are (i) significant to the segment, (ii) regularly provided to the chief operating decision maker (“CODM”), and (iii) included in each reported measure of a segment’s profit or loss. Public entities will be required to provide this disclosure quarterly. In addition, this ASU requires an annual disclosure of the CODM’s title and a description of how the CODM uses the segment’s profit/loss measure to assess segment performance and to allocate resources. The recent accounting standard update on segment reporting became effective for us on January 1, 2024 and has resulted in incremental disclosures within the footnotes to our consolidated financial statements. Refer to Note 14, Segment Reporting, for further details.

3.    Real Estate
The following table summarizes the Company’s gross investment in real estate as of:

	December 31, 2024	December 31, 2023
Land	$450,217	$231,175
Building and improvements	1,952,742	1,968,314
In-place lease intangible assets	380,599	402,251
Construction in progress	1,017	8,371
Total real estate	$2,784,575	$2,610,111
Depreciation expense for buildings and improvements for the years ended December 31, 2024, 2023 and 2022 was $64.2 million, $72.3 million, and $113.2 million respectively. Amortization expense for intangibles, including but not limited to, in-place lease intangible assets for the years ended December 31, 2024, 2023, and 2022 was $31.1 million, $39.9 million, and $77.6 million respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Acquisitions of Real Estate During 2024
On November 4, 2024, the Company acquired a portfolio of 51 industrial outdoor storage properties (the “IOS Portfolio”) located throughout the United States, which was deemed a real estate acquisition. The following is a summary of the IOS Portfolio:

Property Location	Number of Properties	Usable Acres	Total Purchase Price (in thousands) (3)
Operating Properties (1)
Georgia	8	79	$127,376
Pennsylvania	5	85	86,152
Texas	8	57	56,110
Virginia	3	29	43,820
Florida	5	25	29,912
New Jersey	3	10	21,056
Tennessee	4	27	21,006
South Carolina	4	18	20,598
Colorado	1	14	8,596
New York	1	3	7,888
Illinois	1	4	5,222
New Mexico	1	5	5,122
Ohio	1	2	2,646
Total Operating Properties	45	358	$435,504

Redevelopment Properties (2)
Washington	1	37	$24,281
New Jersey	2	15	19,179
Pennsylvania	1	18	12,790
Georgia	2	12	8,796
Total Redevelopment Properties	6	82	$65,046

Total IOS Portfolio	51	440	$500,550
(1)An Operating Property is a property that is not classified as a Redevelopment Property.
(2)A Redevelopment Property represents a property where we intend to undertake “repositioning/redevelopment work” including: (i) making capital improvements to enhance its functionality, (ii) removing existing structures, and/or (iii) building a new facility from the ground up. A Redevelopment Asset will be moved to the operating portfolio upon the earlier of (i) achieving 90% occupancy or (ii) 12 months after completion of the repositioning/redevelopment work.
(3)The Total Purchase Price represents (i) the gross contractual purchase price of $490.0 million before certain prorations and other closing adjustments and (ii) $10.6 million of capitalized acquisition related costs.
The aggregate purchase price allocation for the IOS Portfolio is as follows (dollars in thousands):

Assets acquired:
Land	$252,245
Building and improvements	252,046
In-place lease intangible assets	35,567
Total real estate	539,858
Above-market lease and other intangibles assets, net	1,101
Total assets acquired	540,959
Liabilities acquired:
Below-market lease and other intangible liabilities, net	(35,009)
Accrued expenses and other liabilities	(5,400)
Assets and liabilities acquired, net	$500,550

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Dispositions of Real Estate During 2024
For the year ended December 31, 2024, the Company sold 19 properties for gross disposition proceeds of approximately $317.4 million. The Company recognized a net gain of approximately $38.4 million, detailed in the table below:

Sale Date		Segment	Location	Gross Proceeds	Gain (Loss)
January 31, 2024	(1)	Office	Johnston, Iowa	$30,000	$(17)
March 15, 2024		Other	Columbia, Maryland	15,000	5,326
March 26, 2024		Other	Jefferson City, Missouri	26,090	4,690
March 28, 2024		Other	Houston, Texas	8,435	(822)
April 30, 2024		Other	Mechanicsburg, Pennsylvania	8,650	(57)
July 9, 2024		Office	San Antonio, Texas	7,600	4,584
July 24, 2024		Other	Concord, North Carolina	8,600	3,422
September 4, 2024		Other	Beavercreek, Ohio	19,500	7,562
September 19, 2024		Other	Huntsville, Alabama	4,100	557
October 29, 2024		Other	Warren, NJ	14,500	370
November 21, 2024	(2)	Other	Las Vegas, NV	22,000	(2,572)
December 4, 2024		Other	Parsippany, NJ	47,950	(1,220)
December 13, 2024		Other	Charlotte, NC	20,000	(2,652)
December 17, 2024		Other	Lone Tree, CO	8,400	363
December 30, 2024		Other	Chandler, AZ	36,000	11,246
December 31, 2024		Other	Phoenix, AZ	15,000	(2,062)
December 31, 2024		Other	Columbus, OH	25,600	9,650
Total for the Year Ended December 31, 2024				$317,425	$38,368
(1)This Office segment property was sold to an affiliate of the then existing tenant for $30.0 million. In connection with the sale, the Company issued a one-year $15.0 million promissory note payable January 31, 2025, which we collected on the maturity date. Because the note does not bear interest, we imputed interest at an annual rate of 5.0% and recognized a discount on the note of approximately $0.7 million. For the year ended December 31, 2024, we recognized amortization related to the discount within “Other income (expenses)” on the consolidated statement of operations.
(2)Three related properties from the Other segment, sold together, for a total gross disposition price of $22.0 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate Held for Sale
As of December 31, 2024, no properties met the criteria for classification as held for sale.
The following summary presents the major components of assets and liabilities related to the real estate properties held for sale as of December 31, 2023:

ASSETS	As of December 31, 2023
Land	$10,091
Building and improvements	42,678
In-place lease intangible assets	11,519
Total real estate	64,288
Less: accumulated depreciation	(14,636)
Total real estate, net	49,652
Above-market lease and other intangibles assets, net	144
Deferred rent	407
Other assets, net	8
Total real estate and other assets held for sale	$50,211
LIABILITIES
Below-market lease and other intangible liabilities, net	$21
Accrued expenses and other liabilities	518
Liabilities of real estate assets held for sale	$539

Assets held for sale, net	$49,672
Real Estate Impairments
During the year ended December 31, 2024, in connection with the preparation and review of the financial statements, the Company recorded a real estate impairment provision of approximately $53.3 million on six properties, consisting of five Other segment properties for $50.8 million and one Office segment property for $2.5 million. This impairment resulted from changes during the year related to anticipated hold periods, estimated selling prices and potential vacancies that impacted the recoverability of these assets. In determining the fair value of the properties, the Company considered Level 3 inputs. See Note 8, Fair Value Measurements, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value related to in-place leases, above- and below-market lease intangibles, and other intangibles, net of the amortization for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
In-place lease intangible assets	$380,599	$402,251
In-place lease intangible assets - accumulated amortization	(199,871)	(221,786)
In-place lease intangible assets, net (1)	$180,728	$180,465

Above-market lease intangible assets	$17,652	$22,759
Above-market lease intangible assets - accumulated amortization	(11,686)	(16,616)
Above-market lease intangibles assets, net	5,966	6,143

Other intangible assets	32,028	32,028
Other intangible assets - accumulated amortization	(9,979)	(8,481)
Other intangible assets, net	22,049	23,547
Above-market lease and other intangible assets, net (1)	$28,015	$29,690

Below-market lease intangible liabilities	$(58,200)	$(42,534)
Land leasehold interest (above-market)	(3,072)	(3,072)
Below-market lease & land leasehold interest - accumulated amortization	14,412	29,770
Intangibles - other (above-market)	(116)	(187)
Below-market lease and other intangible liabilities, net (1)	$(46,976)	$(16,023)
(1)The weighted average remaining amortization period of the Company’s in-place leases, above- and below-market lease intangibles and other intangibles was 10.1 years and 10.8 years as of December 31, 2024 and 2023, respectively.
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Amortization (income) expense for the Year Ended December 31,
	2024	2023	2022
Above and below market leases, net	$(2,232)	$(1,239)	$(2,205)
In-place lease intangible assets	$29,234	$38,305	$73,172
Ground leasehold amortization (below market)	$(389)	$(388)	$(372)
Other leasing costs amortization	$1,946	$2,013	$4,754
The following table sets forth the estimated annual amortization (income) expense for in-place lease valuation, net, in-place lease intangible assets, ground leasehold interest, and other leasing costs as of December 31, 2024 for the next five years:

Year	In-place lease valuation, net	In-place lease intangible assets	Ground leasehold interest	Other leasing costs
2025	$(7,497)	$31,989	$(317)	$2,070
2026	$(7,440)	$31,228	$(317)	$1,531
2027	$(6,642)	$28,185	$(317)	$1,417
2028	$(3,014)	$22,330	$(318)	$1,397
2029	$(2,262)	$17,349	$(134)	$1,348

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
On August 28, 2024, GRT VAO Sub transferred all of its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture (the “Purchasing Members”). As part of the transfer, the Purchasing Members agreed to assume all Shortfall Loans (as defined in Galaxy REIT LLC’s Limited Liability Company Agreement) previously made between GRT VAO Sub and the Purchasing Members, including all principal and interest accrued, which approximated $6.7 million as of the date of the transfer.The transfer and the assignment of the Shortfall Loans offset GRT VAO Sub’s remaining capital account. Additionally, as part of the transfer, GRT VAO Sub and the Purchasing Members agreed that GRT VAO Sub has the opportunity for an earnout in the future (the “Earnout”). Based on the Company’s assessment, there is a minimal likelihood of achieving the Earnout, and as such, the Company concluded that no value would be assigned to the Earnout.

Although the Company no longer holds an interest in the Office Joint Venture as of December 31, 2024, the Company’s investment in the Office Joint Venture still met the significance criteria in accordance with Rule 3-09 of Regulation S-X during the period. As such, the Company presents the summarized financial statements of the Office Joint Venture below.

The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

	December 31, 2024 (1)	December 31, 2023 (2)
Assets
Real estate properties, net	$1,060,234	$1,092,312
Other assets	244,075	299,045
Total Assets	$1,304,309	$1,391,357

Liabilities
Mortgages payable, net	$1,066,023	$1,067,005
Other liabilities	81,635	92,919
Total Liabilities	$1,147,658	$1,159,924
(1)Due to the reporting of the Office Joint Venture on a one quarter lag, amounts are as August 27, 2024, the date through which information was available prior to the Company’s transfer of its entire ownership interest in the Office Joint Venture on August 28, 2024.
(2)Due to the reporting of the Office Joint Venture on a one quarter lag, amounts are as of September 30, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Year Ended December 31,
	2024 (1)	2023 (2)
Total revenues	$157,434	$195,193
Expenses:
Operating expenses	(63,771)	(67,438)
General and administrative	(6,137)	(7,210)
Depreciation and amortization	(69,238)	(68,829)
Interest expense	(104,859)	(190,350)
Other income, net	2,726	7,519
Total Expenses	(241,279)	(326,308)
Net Loss	$(83,845)	$(131,115)
(1)Due to the reporting of the Office Joint Venture on a one quarter lag, amounts represent the period from October 1, 2023 to August 27, 2024, the date through which information was available prior to the Company’s transfer of its entire ownership interest in the Office Joint Venture on August 28, 2024.
(2)Due to the reporting of the Office Joint Venture on a one quarter lag, amounts represent the period from October 1, 2022 to September 30, 2023.
5.      Debt
As of December 31, 2024 and 2023, the Company’s consolidated debt consisted of the following:

	December 31,
	2024	2023	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity (3)
Secured Debt
BOA II Loan	$250,000	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	—	5.31%	5.31%	November 2029
Illinois Mortgage Loan(4)	23,000	—	6.51%	6.51%	November 2029
Florida Mortgage Loan(4)	49,604	—	5.48%	5.48%	May 2032
AIG Loan(5)	—	92,444	—%	—%	—
AIG Loan II(5)	—	119,953	—%	—%	—
Highway 94 Mortgage Loan(6)	—	11,709	—%	—%	—
Pepsi Bottling Ventures Mortgage Loan(7)	—	17,439	—%	—%	—
Total Secured Debt	360,326	491,545
Unsecured Debt(8)
Revolving Loan	465,000	400,000	SOF Rate + 1.65%	5.09%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	3.36%	April 2026
2028 Term Loan I(9)	210,000	400,000	SOF Rate + 1.60%	3.72%	July 2028
2028 Term Loan II(10)	175,000	—	SOF Rate + 1.60%	3.72%	October 2028
Total Unsecured Debt	1,000,000	950,000		4.30%
Total Debt	1,360,326	1,441,545		4.43%
Unamortized Deferred Financing Costs and Discounts, net	(15,707)	(5,622)
Total Debt, net	$1,344,619	$1,435,923
(1)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of December 31, 2024, the applicable rates were 4.40% (SOFR, as calculated per the credit facility), plus spreads of 1.25% (2026 Term Loan), 1.60% (2028 Term Loan I), 1.60% (2028 Term Loan II), and 1.65% (Revolving Loan) and a 0.1% index.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
(2)The Effective Interest Rate is calculated on a weighted average basis and is inclusive of the Company's $750.0 million floating to fixed interest rate swaps maturing on July 1, 2025 (Note: The Company entered into forward-starting, floating to fixed interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. Refer to 6. Interest Contracts.). The Effective Interest Rate does not include the effect of amortization of discounts/premiums and deferred financing costs. When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, but excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.24%.
(3)Reflects the loan maturity dates as of December 31, 2024.
(4)The Company obtained three separate fixed-rate mortgage loans during the fourth quarter of 2024, all of which are secured by Industrial segment assets within its existing portfolio.
(5)As of December 31, 2024, the Company was relieved of its debt obligations under the AIG Loans. Certain proceeds from property sales secured by the AIG Loans remain in escrow/reserve accounts in accordance with the applicable purchase and sales agreements.
(6)Highway 94 Mortgage Loan was paid off in full in March 2024.
(7)Pepsi Bottling Ventures Mortgage Loan was paid off in full in September 2024.
(8)On July 25, 2024, the Company entered into the Eighth Amendment (as defined below), which modified, among other terms, maturity dates of certain loans, the interest rate, the maximum commitment amount under the Revolving Credit Facility, and certain terms related to debt covenants.
(9)As a result of the modifications under the Eighth Amendment, the maturity date for a term loan formerly maturing in 2025 was extended to July 25, 2028.
(10)On October 31, 2024, under the Ninth Amendment to the Second Credit Agreement dated, the Company obtained an additional $175.0 million term loan.
Second Amended and Restated Credit Agreement
As of December 31, 2024, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 as amended by the following documents (collectively, the “Second Amended and Restated Credit Agreement”): First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of July 25, 2024 (the “Eighth Amendment”) and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of October 31, 2024 (the “Ninth Amendment”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $465.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of December 31, 2024, the available undrawn capacity under the Revolving Credit Facility was $82.0 million.
Secured Debt
On November 1, 2024, the Company obtained a mortgage loan in the principal amount of $49.6 million (the “Florida Mortgage Loan”) from Principal Life Insurance Company (“Principal Lender”). The Florida Mortgage Loan incurs interest at a fixed rate of 5.48% per annum, has a 7.5-year term (maturity date is May 6, 2032) and provides for monthly payments of interest only. The Florida Mortgage Loan is secured by, among other things, Florida Borrower’s interest in real property located at 10480 Yaeger Road, Jacksonville, Florida. In connection with the Florida Mortgage Loan, the Operating Partnership provided an environmental indemnity and guaranty of certain non-recourse carve-out liabilities to Principal Lender.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
On November 1, 2024, the Company obtained a mortgage loan in the principal amount of $37.7 million (the “Georgia Mortgage Loan”) from Principal Lender. The Georgia Mortgage Loan incurs interest at a fixed rate of 5.31% per annum, has a 5-year term (maturity date is November 6, 2029) and provides for monthly payments of interest only. The Georgia Mortgage Loan is secured by, among other things, Georgia Borrower’s leasehold interest in real property located at 445 Northport Parkway, Port Wentworth, Georgia. In connection with the Georgia Mortgage Loan, the Operating Partnership provided an environmental indemnity and guaranty of certain non-recourse carve-out liabilities to Principal Lender.

On November 4, 2024, the Company obtained a mortgage loan in the principal amount of $23.0 million (the “Illinois Mortgage Loan”) from GSF 2023-1, LLC (the “GS Lender”). The Illinois Mortgage Loan incurs interest at a fixed rate of 6.51% per annum, has a five-year term (maturity date is November 6, 2029) and provides for monthly payments of interest only. The Illinois Mortgage Loan is secured by, among other things, Illinois Borrower’s interest in real property located at 1455 West Cellular Drive, Arlington Heights, Illinois. In connection with the Illinois Mortgage Loan, the Operating Partnership provided an environmental indemnity and guaranty of certain non-recourse carve-out liabilities to GS Lender.

Extinguishment of AIG Loans
As of December 31, 2024, the Company was relieved of its debt obligations under the AIG Loans. Certain proceeds from property sales secured by the AIG Loans remain in escrow/reserve accounts in accordance with the applicable purchase and sales agreements. Based on the remaining carrying amount of the AIG Loans (net of unamortized deferred financing costs and discounts) and after the application of the proceeds, the Company recorded a gain on extinguishment of the AIG Loans of $11.0 million for the year-ended December 31, 2024.

Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. The Company was in compliance with all of its debt covenants as of December 31, 2024.
The following summarizes the future scheduled principal repayments of all loans as of December 31, 2024 per the loan terms discussed above:

As of December 31, 2024
2025	$—
2026	150,000
2027	—
2028	1,100,000
2029	60,722
Thereafter	49,604
Total principal	1,360,326
Unamortized debt premium/(discount)	1,955
Unamortized deferred loan costs	(17,662)
Total	$1,344,619

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
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
Derivative Instruments
As of December 31, 2024 and December 31, 2023, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which consists of the KeyBank Loans as of both periods). The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at December 31, 2024 and December 31, 2023:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Assets

Current Interest Rate Swaps
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$2,605	$7,891	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	1,732	5,250	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	1,291	3,915	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	938	2,924	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	748	2,331	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	747	2,327	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	738	2,304	100,000	100,000
Total				$8,799	$26,942	$750,000	$750,000

Forward Interest Rate Swaps(2)
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	$1,346	$—	$100,000	$—
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	1,341	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.60%	1,255	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.58%	1,310	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	1,338	—	100,000	—
Interest Rate Swap	7/1/2025	7/1/2029	3.62%	585	—	50,000	—
Total				$7,175	$—	$550,000	$—
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities As of December 31, 2024, derivatives in an asset or liability position are included in the line item “Interest rate swap asset” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
(2)In connection with the Eighth Amendment, the Operating Partnership entered into certain interest rate swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$(14,305)	$(9,295)	$61,126
Amount reclassified from AOCI into earnings under “Interest expense”	$25,146	$23,630	$(2,056)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$62,050	$65,623	$84,816
During the twelve months subsequent to December 31, 2024, the Company estimates that an additional $9.9 million of its income will be recognized from AOCI into earnings.
As of December 31, 2024 and December 31, 2023, there were no Interest Rate Swaps in a liability position. As of December 31, 2024 and December 31, 2023, the Company was not required to post collateral related to these agreements.
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of December 31, 2024 and 2023:

	December 31,
	2024	2023
Other liabilities	$32,613	$30,417
Interest payable	15,400	17,073
Deferred compensation	10,201	9,661
Prepaid tenant rent	9,867	9,710
Real estate taxes payable	3,492	5,165
Property operating expense payable	2,696	4,469
Accrued tenant improvements	2,402	551
Due to related parties	580	573
Accrued construction in progress	—	1,183
Total	$77,251	$78,802

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2024 and 2023.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2024 and 2023:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024
Interest Rate Swap Asset	$15,974	$—	$15,974	$—
Mutual Funds Asset	$11,971	$11,971	$—	$—

December 31, 2023
Interest Rate Swap Asset	$26,942	$—	$26,942	$—
Mutual Funds Asset	$7,148	$7,148	$—	$—
Nonrecurring Measurement - Real Estate Impairment
The following table is a summary of the quantitative fair value information for the six impaired real estate assets for the year ended December 31, 2024. The Company used estimated selling prices, which the Company considered as a Level 2 measurement within the fair value hierarchy.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)

Range of Inputs or Input
Unobservable Inputs	Other Segment
Estimated selling price (per square foot)	$46.00 - $188.00
Nonrecurring Measurement - Goodwill Impairment
During the three months ended March 31, 2024, the Company sold three properties for $49.5 million within the Other segment. As a result of the sales, the Company performed a quantitative assessment to estimate the fair value of the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. Thus, the Company recorded a $4.6 million impairment of the goodwill allocated to the Other reporting unit.
As of October 1, 2024, the Company performed its annual impairment evaluation of goodwill. Given the number of Other segment sales and real estate impairments through the date of the assessment, the Company performed a quantitative assessments to estimate the fair value of the Other reporting unit. Based on the results, we concluded that it was more likely than not that the fair value of the Other reporting unit was greater than the carrying amount. Thus, we concluded that there was no additional impairment of the goodwill allocated to the Other reporting unit.
During the three months ended December 31, 2024, the Company sold the remaining 10 properties for $189.5 million within the Other segment and was relieved of its debt obligations under the AIG Loans upon the sale of its final asset. As a result, the Other segment was eliminated and therefore, the $5.7 million of remaining goodwill related to the Other reporting unit was fully written off as of December 31, 2024.
The following is a summary of the quantitative fair value information used in the goodwill impairment calculation.
The Company estimates the fair value of the real estate in the Other segment by using the discounted cash flow method, which the Company considered as Level 3 measurements within the fair value hierarchy:

Range of Inputs
Unobservable Inputs	Reporting Unit: Other
Market rent per square foot	$5.00 -$27.50
Discount rate	7.25% - 15.00%
Terminal capitalization rate	6.25% -9.50%

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The Company estimated the fair value of the mortgage loans encumbering assets within the Other segment as described in the Financial Instruments Disclosed at Fair Value section below. As part of the nonrecurring fair value measurement of secured debt within the goodwill impairment analysis, the Company determined that current borrowing rates available to the Company for debt instruments with similar terms and maturities ranged from 6.15% to 7.45%. The Company considered these inputs as Level 2 measurements within the fair value hierarchy. For the remaining assets and liabilities included within the goodwill impairment calculation, the Company determined that amounts within the consolidated financial statements approximated fair value.
As of December 31, 2024, the Company’s remaining goodwill balance was $68.4 million, all of which was allocated to the Industrial segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.
Financial Instruments at Fair Value
Financial instruments as of December 31, 2024 and December 31, 2023 consisted of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2024 and December 31, 2023.
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

	December 31, 2024		December 31, 2023
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$226,870	$250,000	$220,730	$250,000
Florida Mortgage Loan	47,057	49,604	—	—
Georgia Mortgage Loan	36,381	37,722	—	—
Illinois Mortgage Loan	22,810	23,000	—	—
AIG Loan II	—	—	115,340	119,953
AIG Loan	—	—	92,444	92,444
Pepsi Bottling Ventures Mortgage Loan	—	—	17,439	17,439
Highway 94 Mortgage Loan	—	—	11,709	11,709
Total Secured Debt	$333,118	$360,326	$457,662	$491,545
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2024 and December 31, 2023. See Note 5 Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of December 31, 2024, there were 36,733,327 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of December 31, 2024, the Company has not sold any shares under the ATM.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Issuance of Restricted Shares - Long-Term Incentive Plan
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan (the “Initial Plan”) which provides for the grant of share-based awards to the Company’s non-employee trustees, executive officers and other full-time employees of the Company or any affiliate of the Company, and certain persons who perform bona fide consulting or advisory services for the Company or any affiliate of the Company. At the Company’s annual meeting of shareholders on June 18, 2024, the Company’s shareholders approved a First Amendment to the Initial Plan (as amended, the “Plan”), which increased the aggregate number of common shares of beneficial interest of the Company that may be issued under awards pursuant to the “Plan” by 1,285,700 shares.
Awards granted under the Plan may consist of restricted share units and restricted shares (together, “Restricted Shares”), share options, share appreciation rights, distribution equivalent rights, profit interests in the Operating Partnership, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 2,063,478 shares. As of December 31, 2024, 900,169 common shares remained for issuance pursuant to awards granted under the Plan.
As of December 31, 2024 and December 31, 2023, there was $6.3 million and $8.2 million, respectively, of unrecognized compensation expense remaining, which vests between 2 months and approximately 2.1 years.
Total compensation expense related to Restricted Shares for the year ended December 31, 2024 and December 31, 2023 was approximately $7.9 million and $12.0 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Shares of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2022	161,501
Granted	166,321	$56.53
Forfeited	(485)	$63.70
Vested	(167,784)	$69.02
Balance at December 31, 2023	159,553
Granted	541,700	$11.63
Forfeited	(10,649)	$26.65
Vested(1)	(298,038)	$28.09
Balance as of December 31, 2024	392,566
(1)    Total shares vested include 117,976 common shares that were withheld (i.e., forfeited) by employees during the year ended December 31, 2024 to satisfy minimum statutory tax withholding requirements associated with the vesting of Restricted Shares.
10.    Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of December 31, 2024, the limited partners of the Operating Partnership owned approximately 3.01 million OP Units consisting of approximately (i) 2.99 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined in below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of December 31, 2024, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 7.0% of total shares outstanding and 8.1% of weighted-average shares outstanding.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Beginning balance	$91,629	$174,655
Reclass of noncontrolling interest subject to redemption	—	10
Exchange of noncontrolling interest	(20,153)	(27,169)
Reclass of redeemable non-controlling interest	—	3,801
Distributions to noncontrolling interests	(2,840)	(2,989)
Allocated distributions to noncontrolling interests subject to redemption	—	(728)
Allocated net income (loss)	(938)	(54,555)
Allocated other comprehensive income (loss)	(897)	(1,396)
Ending balance	$66,801	$91,629
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
On December 15, 2023, GC LLC settled the first of such installments by electing to redeem 209,954 OP units, and we satisfied such redemption request with our common shares. On December 23, 2024, GC LLC settled the second installment by electing to redeem 213,043 OP units, and we satisfied such redemption request with our common shares.
If GC LLC elects to redeem additional OP units for further installments, we intend to satisfy such redemption request with our common shares. Any future redemption of OP units and distribution of common shares would have no economically dilutive effect on our common shareholders.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction expenses and payable as of December 31, 2024 and 2023 (which are presented in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet):

	Incurred for the Year Ended			Payable as of
	December 31,			December 31,	December 31,
	2024	2023	2022	2024	2023
Expensed
Costs advanced by related party	$—	$176	$705	$—	$—
Office rent and related expenses	617	1,153	1,351	55	—
Other
Distributions	2,246	2,954	8,688	525	573
Total	$2,863	$4,283	$10,744	$580	$573
Office Sublease
The Operating Partnership is party to a sublease agreement dated March 25, 2022 with GCC (as amended, the “El Segundo Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of the Company’s corporate headquarters and where the Company conducts day-to-day business. The Building is part of a campus that contains other buildings and parking (the “Campus”). The El Segundo Sublease also entitles the Company to use certain common areas on the Campus. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the El Segundo Sublease. The Company’s former Executive Chairman is the Chief Executive Officer and controls GCC and is also affiliated with GCPI.
On March 1, 2024, the El Segundo sublease was amended to (i) extend its expiration date of the term from June 30, 2024 through June 30, 2026, and (ii) adjust the monthly base rent from $0.05 million to $0.04 million, effective July 1, 2024, subject to annual escalations of 3%.
As of December 31, 2024, the Company recorded a lease liability and a right-of-use asset for approximately $0.7 million related to the El Segundo Sublease, which is included in Right-of-use assets and Lease liability on the Company’s consolidated balance sheet.
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
The Company recognized $199.9 million, $219.6 million, and $343.3 million of lease income related to operating lease payments for the year ended December 31, 2024, 2023 and 2022, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The Company's current third-party tenant leases have expirations ranging from 2025 to 2044. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of December 31, 2024, and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

December 31, 2024
2025	$191,276
2026	190,136
2027	172,646
2028	156,701
Thereafter	643,504
Total	$1,354,263
Lessee - Ground Leases
As of December 31, 2024, the Company is the tenant (lessee) under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable, and contain no renewal options.
Lessee - Office Leases
As of December 31, 2024, the Company is the tenant (lessee) under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois, which expires on June 29, 2025.
Lessee Summary - Ground Leases and Office Leases
For ground leases and office leases in which the Company is a lessee, the Company incurred costs of approximately $3.8 million for the year ended December 31, 2024 and $3.9 million for the year ended December 31, 2023, which are included in “Property Operating Expense” in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $2.1 million for the year ended December 31, 2024 and $2.1 million for the year ended December 31, 2023.
The following table sets forth the weighted-average for the lease term and the discount rate for the ground leases and office leases in which the Company is a lessee as of December 31, 2024:

	As of December 31, 2024
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	75.3	15.4
Weighted-average discount rate (1)	4.96%	3.47%
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Maturities of lease liabilities as of December 31, 2024 were as follows:

	As of December 31, 2024
	Operating	Financing
2025	$2,051	$570
2026	1,748	375
2027	1,527	381
2028	1,595	386
2029	1,630	391
Thereafter	247,063	2,681
Total undiscounted lease payments	255,614	4,784
Less: imputed interest	(211,649)	(1,862)
Total lease liabilities	$43,965	$2,922

13.     Commitments and Contingencies
Capital Expenditures, Leasing, and Tenant Improvement Commitments
As of December 31, 2024, the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $9.1 million.

Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters in the ordinary course of business. As of December 31, 2024, the Company is not aware of any environmental condition that it believes will have a material adverse effect on the results of operations.

14.    Segment Reporting
Segment Profit/(Loss) Measures
Michael Escalante, the Company's Chief Executive Officer, has been identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties utilizing the following reportable segments: Industrial and Office. The Industrial segment consists of i) industrial outdoor storage (“IOS”) properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) more “traditional” industrial assets which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties.
The CODM evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. This measure is used by the CODM to make decisions about resource allocation and evaluate the financial performance of each segment. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income because it assists both investors and management in understanding the core operations of our properties.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
On December 31, 2024, the Company sold its final property in the Other segment, and as a result, the Other segment was eliminated. Amounts presented herein reflect the Company’s ownership of Other segment properties through December 31, 2024, which were also evaluated by the CODM based on segment NOI. The Other segment consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pool.
The following table presents a reconciliation of segment NOI and net income for the year ended December 31, 2024 as follows:

	Year Ended December 31,
	2024	2023	2022
Industrial
Total Industrial revenues	$64,750	$57,304	$61,347
Less:
Industrial property operating expense (1)	3,916	3,424	3,571
Industrial property tax expense (1)	5,156	4,231	4,299
Industrial NOI	55,678	49,649	53,477

Office
Total Office revenues	132,541	142,734	297,110
Less:
Office property operating expense (1)	14,304	14,394	40,550
Office property tax expense (1)	8,399	9,901	25,593
Office NOI	109,838	118,439	230,967

Other
Total Other revenues	30,782	54,246	58,029
Less:
Other property operating expense (1)	7,839	13,085	11,827
Other property tax expense (1)	4,108	7,391	7,425
Other NOI	18,835	33,770	38,777
Total NOI	$184,351	$201,858	$323,221

Unallocated amounts:
Depreciation and amortization (2)	94,982	112,204	190,745
Real estate impairment provision (2)	53,313	409,512	127,577
General and administrative expenses (3)	36,973	42,962	38,995
Income before other income (expenses)	(917)	(362,820)	(34,096)
Less:
Other income (expenses):
Interest expense	(62,050)	(65,623)	(84,816)
Debt breakage costs	—	—	(13,249)
Other income (expense), net	14,482	13,111	(943)
Net loss from investment in unconsolidated entity	—	(176,767)	(9,993)
Net gain (loss) from disposition of assets	38,368	29,164	(139,280)
Gain on extinguishment of debt	10,466	—	—
Goodwill impairment provision	(10,274)	(16,031)	(135,270)
Corporate operating expenses to related parties	(617)	(1,154)	(1,349)
Transaction expenses	(821)	(24,982)	(22,386)
Net loss	$(11,363)	$(605,102)	$(441,382)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
(2)Asset value information by segment are not reported because the CODM does not use these measures to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense and asset impairment are not allocated among segments. Refer to Segment Reporting sections below, for allocation of real estate assets and goodwill presented for each segment.
(3)General and administrative expenses are not reported by segment because the CODM evaluates these expenses at the corporate level and does not use this measure on a segment-by-segment basis for performance assessment or resource allocation decisions; therefore, general and administrative expenses are not allocated among segments.
A reconciliation of net (loss) income to total NOI for the years ended December 31, 2024, 2023, and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Reconciliation of Net (Loss) Income to Total NOI
Net loss	$(11,363)	$(605,102)	$(441,382)
General and administrative expenses	36,973	42,962	38,995
Corporate operating expenses to related parties	617	1,154	1,349
Real estate impairment provision	53,313	409,512	127,577
Goodwill impairment provision	10,274	16,031	135,270
Depreciation and amortization	94,982	112,204	190,745
Interest expense	62,050	65,623	84,816
Debt breakage costs	—	—	13,249
Other income (expense), net	(14,482)	(13,111)	943
Net loss from investment in unconsolidated entity	—	176,767	9,993
Net gain (loss) from disposition of assets	(38,368)	(29,164)	139,280
Gain on extinguishment of debt	(10,466)	—	—
Transaction expenses	821	24,982	22,386
Total NOI	$184,351	$201,858	$323,221

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents the Company’s goodwill for each of the segments as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Goodwill
Industrial	$68,373	$68,373
Other	—	10,274
Total Goodwill	$68,373	$78,647
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Industrial Real Estate, net
Total real estate	$1,281,815	$741,737
Accumulated depreciation and amortization	(180,879)	(152,353)
Industrial real estate, net	1,100,936	589,384

Office Real Estate, net
Total real estate	1,502,760	1,505,959
Accumulated depreciation and amortization	(339,648)	(286,136)
Office real estate, net	1,163,112	1,219,823

Other Real Estate, net
Total real estate	—	362,415
Accumulated depreciation and amortization	—	(112,063)
Other real estate, net	—	250,352

Total Real Estate, net	$2,264,048	$2,059,559

Total Real Estate Held for Sale, net
Total real estate	$—	$64,289
Accumulated depreciation and amortization	—	(14,636)
Real estate held for sale, net	$—	$49,653
15.     Declaration of Dividends
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
The following unaudited table summarizes the federal income tax treatment for all distributions declared for the years ended December 31, 2024, 2023 and 2022 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2024
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	Year Ended December 31,
	2024	2023	2022
Return of capital	100%	100%	100%
Total	100%	100%	100%

Dividends declared	$0.90	$1.09	$3.15

On October 23, 2024, the Board declared an all-cash distributions for the fourth quarter in the amount of $0.225 per common share or OP Unit. The Company paid such distributions on January 17, 2025 to shareholders and holders of OP Units of record as of December 31, 2024.
16.     Subsequent Events
Declaration of Distributions
On February 18, 2025, the Board declared an all-cash distributions for the fourth quarter in the amount of $0.225 per common share or OP Unit. Such distribution is payable on or about April 17, 2025 to shareholders and holders of OP Units of record as of March 31, 2025.

PEAKSTONE REALTY TRUST
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

			Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2024						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)		Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Industrial Segment
Traditional Industrial property in Emporia, KS	$—		$274	$7,567	$962	$274	$8,529	$8,803	$3,817	N/A	8/27/2010	5-40 years
Traditional Industrial property in Northern New Jersey, NJ	—		3,773	9,030	485	3,773	9,515	13,288	3,904	N/A	5/31/2012	5-40 years
Traditional Industrial property in Chicago, IL	—		2,674	13,229	1,900	2,674	15,129	17,803	5,948	N/A	11/8/2012	5-40 years
Traditional Industrial property in Chicago, IL (6)	23,000		7,697	21,843	5,879	7,697	27,722	35,419	11,253	N/A	8/13/2013	5-40 years
Traditional Industrial property in Detroit, MI	—		875	11,375	2,632	875	14,007	14,882	5,335	N/A	11/5/2013	5-40 years
Traditional Industrial property in Jacksonville, FL (7)	49,604		5,040	42,490	268	5,040	42,758	47,798	13,559	N/A	12/11/2015	5-40 years
Traditional Industrial property in Stockton/Modesto, CA	—		15,463	36,613	37,692	15,463	74,305	89,768	32,141	N/A	1/14/2016	5-40 years
Traditional Industrial property in Tampa, FL	—		5,433	55,341	178	5,433	55,519	60,952	11,601	N/A	3/13/2018	5-40 years
Traditional Industrial property in Savannah, GA (8)	37,722		5,465	57,116	—	5,465	57,116	62,581	11,843	N/A	5/3/2018	5-40 years
Traditional Industrial property in Hampton Roads, VA	—		3,100	15,903	191	3,100	16,094	19,194	4,604	N/A	5/1/2019	5-40 years
Traditional Industrial property in Hampton Roads, VA	—		3,113	15,968	173	3,113	16,141	19,254	4,621	N/A	5/1/2019	5-40 years
Traditional Industrial property in Columbus, OH	—		978	16,705	—	978	16,705	17,683	5,114	N/A	5/1/2019	5-40 years
Traditional Industrial property in Detroit, MI	—		1,156	19,802	—	1,156	19,802	20,958	5,666	N/A	5/1/2019	5-40 years
Traditional Industrial property in Charleston, SC	—		1,226	14,662	280	1,225	14,942	16,167	3,021	N/A	5/1/2019	5-40 years
Traditional Industrial property in Chicago, IL (9)	43,600	'(6)	5,802	82,148	—	5,802	82,148	87,950	14,883	N/A	5/1/2019	5-40 years
Traditional Industrial property in Columbus, OH (9)	61,500	'(6)	4,773	107,021	—	4,773	107,021	111,794	23,060	N/A	5/1/2019	5-40 years
Traditional Industrial property in Winston-Salem, NC	—		3,407	32,737	—	3,407	32,737	36,144	5,628	N/A	2/5/2020	5-40 years
Traditional Industrial property in Baltimore, MD	—		1,662	11,181	—	1,662	11,181	12,843	1,620	N/A	3/1/2021	5-40 years
Traditional Industrial property in Cleveland, OH	—		4,962	43,717	—	4,962	43,717	48,679	9,414	N/A	3/1/2021	5-40 years
Industrial Outdoor Storage property in Fort Lupton, CO	—		2,783	5,832	—	2,783	5,832	8,615	77	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Pompano Beach, FL	—		3,373	3,802	—	3,373	3,802	7,175	45	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Tampa, FL	—		3,773	2,749	—	3,773	2,749	6,522	41	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Orlando, FL	—		2,358	3,739	—	2,358	3,739	6,097	53	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Orlando, FL	—		1,963	5,346	—	1,963	5,346	7,309	77	N/A	11/4/2024	5-40 years

		Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2024						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)	Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Industrial Outdoor Storage property in Jacksonville, FL	—	1,603	2,565	—	1,603	2,565	4,168	53	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	20,911	28,192	—	20,911	28,192	49,103	409	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	4,749	8,551	—	4,749	8,551	13,300	123	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	4,233	3,712	—	4,233	3,712	7,945	74	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Lively, GA	—	7,407	8,638	—	7,407	8,638	16,045	141	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Mableton, GA	—	2,374	1,710	—	2,374	1,710	4,084	36	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Norcross, GA	—	2,946	2,037	—	2,946	2,037	4,983	42	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	8,959	4,623	—	8,959	4,623	13,582	57	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Savannah, GA	—	12,528	13,575	—	12,528	13,575	26,103	157	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Melrose Park, IL	—	2,520	3,597	—	2,520	3,597	6,117	30	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Burlington, NJ	—	2,232	4,020	—	2,232	4,020	6,252	32	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Carteret, NJ	—	7,132	6,847	—	7,132	6,847	13,979	48	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in South Plainfield, NJ	—	2,103	2,023	—	2,103	2,023	4,126	16	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Albuquerque, NM	—	2,519	2,977	—	2,519	2,977	5,496	27	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Yaphank, NY	—	5,583	3,170	—	5,583	3,170	8,753	39	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Cincinnati, OH	—	823	1,823	—	823	1,823	2,646	23	N/A	11/4/2024	5-40years
Industrial Outdoor Storage property in Pittsburgh, PA	—	2,832	7,998	—	2,832	7,998	10,830	63	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Hatfield, PA	—	19,074	10,900	—	19,074	10,900	29,974	166	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Philadelphia, PA	—	11,619	10,646	—	11,619	10,646	22,265	113	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Philadelphia, PA	—	9,922	6,609	—	9,922	6,609	16,531	60	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Philadelphia, PA	—	7,261	7,497	—	7,261	7,497	14,758	78	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in North Charleston, SC	—	1,057	3,685	—	1,057	3,685	4,742	36	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in North Charleston, SC	—	1,055	2,965	—	1,055	2,965	4,020	34	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Ladson, SC	—	1,409	3,251	—	1,409	3,251	4,660	36	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Greenville, SC	—	1,029	6,997	—	1,029	6,997	8,026	81	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Hermitage, TN	—	1,664	3,852	—	1,664	3,852	5,516	38	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Nashville, TN	—	1,441	2,036	—	1,441	2,036	3,477	23	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Nashville, TN	—	1,985	6,719	—	1,985	6,719	8,704	72	N/A	11/4/2024	5-40 years

		Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2024						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)	Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Industrial Outdoor Storage property in Memphis, TN	—	2,148	2,831	—	2,148	2,831	4,979	62	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Baytown, TX	—	3,537	9,184	—	3,537	9,184	12,721	73	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Plano, TX	—	914	3,469	—	914	3,469	4,383	47	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Fort Worth, TX	—	4,709	9,617	—	4,709	9,617	14,326	109	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Houston, TX	—	1,160	3,372	—	1,160	3,372	4,532	32	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in San Antonio, TX	—	1,222	2,520	—	1,222	2,520	3,742	26	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Round Rock, TX	—	2,084	5,745	—	2,084	5,745	7,829	70	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Houston, TX	—	2,041	4,789	—	2,041	4,789	6,830	45	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Houston, TX	—	1,268	4,421	—	1,268	4,421	5,689	83	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Manassas, VA	—	4,782	3,065	—	4,782	3,065	7,847	71	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Norfolk, VA	—	16,238	14,927	—	16,238	14,927	31,165	248	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Norfolk, VA	—	2,166	7,298	—	2,166	7,298	9,464	81	N/A	11/4/2024	5-40 years
Redevelopment property in Everett, WA	—	20,156	9,525	—	20,156	9,525	29,681	348	N/A	11/4/2024	5-40 years
Redevelopment property in Savannah, GA	—	4,138	1,393	—	4,138	1,393	5,531	28	N/A	11/4/2024	5-40 years
Redevelopment property in Kennesaw, GA	—	1,837	1,428	—	1,837	1,428	3,265	24	N/A	11/4/2024	5-40 years
Redevelopment property in Burlington, NJ	—	3,744	4,103	—	3,744	4,103	7,847	35	N/A	11/4/2024	5-40 years
Redevelopment property in Burlington, NJ	—	4,295	7,037	—	4,295	7,037	11,332	53	N/A	11/4/2024	5-40 years
Redevelopment property in Hatfield, PA	—	12,584	205	—	12,584	205	12,789	12	N/A	11/4/2024	5-40 years
Total Industrial	$215,426	$329,116	$902,060	$50,640	$329,115	$952,700	$1,281,815	$180,879

Office Segment
Office property in Seattle/Puget Sound, WA	$—	$2,607	$12,483	$953	$2,607	$13,436	$16,043	$5,586	N/A	1/31/2012	5-40 years
Office property in Seattle/Puget Sound, WA	—	2,599	12,448	615	2,599	13,063	15,662	6,914	N/A	1/31/2012	5-40 years
Office property in Seattle/Puget Sound, WA	—	1,564	7,490	776	1,564	8,266	9,830	2,745	N/A	1/31/2012	5-40 years
Office property in Pittsburgh, PA	—	2,650	26,745	54	2,650	26,799	29,449	11,756	N/A	3/22/2012	5-40 years
Office property in Denver, CO	—	2,600	13,500	11,191	2,600	24,691	27,291	10,703	N/A	6/29/2012	5-40 years
Office property in Denver, CO	—	8,600	83,400	—	8,600	83,400	92,000	35,105	N/A	1/14/2014	5-40 years
Office property in Tampa, FL	—	1,000	16,772	694	1,000	17,466	18,466	7,445	N/A	6/25/2014	5-40 years
Office property in Dallas/Fort Worth, TX	—	1,955	15,540	(3,438)	650	12,102	12,752	4,770	N/A	12/11/2015	5-40 years

			Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2024						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)		Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Office property in Nashville, TN	—		4,724	18,281	7,712	4,405	25,993	30,398	6,454	N/A	4/27/2016	5-40 years
Office property in Nashville, TN	—		3,402	13,166	404	3,721	13,570	17,291	4,720	N/A	4/27/2016	5-40 years
Office property in Charlotte, SC	—		4,612	86,352	—	4,612	86,352	90,964	17,950	N/A	11/30/2017	5-40 years
Office property in Charlotte, SC	—		1,273	41,509	—	1,273	41,509	42,782	8,626	N/A	11/30/2017	5-40 years
Office property in Phoenix, AZ	—		159	35,490	1,362	159	36,852	37,011	14,522	N/A	4/10/2018	5-40 years
Office property in Phoenix, AZ	—		153	34,270	6,920	153	41,190	41,343	14,575	N/A	4/10/2018	5-40 years
Office property in Northern New Jersey, NJ	—		9,677	73,058	—	9,677	73,058	82,735	19,256	N/A	5/1/2019	5-40 years
Office property in Boston, MA	—		2,006	10,755	40	2,006	10,795	12,801	3,445	N/A	5/1/2019	5-40 years
Office property in Raleigh/Durham, NC	—		1,916	38,796	(1)	1,916	38,795	40,711	11,009	N/A	5/1/2019	5-40 years
Office property in Las Vegas, NV (9)	45,300	'(6)	5,673	69,631	—	5,673	69,631	75,304	15,268	N/A	5/1/2019	5-40 years
Office property in Northern New Jersey, NJ	—		3,718	44,817	—	3,718	44,817	48,535	11,084	N/A	5/1/2019	5-40 years
Office property in Birmingham, AL (9)	99,600	'(6)	7,794	159,181	—	7,794	159,181	166,975	25,834	N/A	5/1/2019	5-40 years
Office property in Indianapolis, IN	—		3,725	26,820	—	3,725	26,820	30,545	7,035	N/A	5/1/2019	5-40 years
Office property in Phoenix, AZ	—		—	41,640	68	—	41,708	41,708	11,716	N/A	9/20/2019	5-40 years
Office property in Phoenix, AZ	—		4,264	120,686	(79,513)	1,453	41,173	42,626	8,122	N/A	3/1/2021	5-40 years
Office property in Phoenix, AZ	—		5,394	32,883	—	5,394	32,883	38,277	9,572	N/A	3/1/2021	5-40 years
Office property in San Diego, CA	—		23,897	88,625	55	23,897	88,680	112,577	18,101	N/A	3/1/2021	5-40 years
Office property in Platteville, CO	—		6,841	26,496	—	6,841	26,496	33,337	4,843	N/A	3/1/2021	5-40 years
Office property in Boston, MA	—		5,111	49,276	(4,409)	4,646	44,867	49,513	7,035	N/A	3/1/2021	5-40 years
Office property in Boston, MA	—		3,262	169,861	(51,809)	2,264	118,052	120,316	16,481	N/A	3/1/2021	5-40 years
Office property in Baltimore, MD	—		2,873	51,679	(25,392)	1,421	26,287	27,708	3,584	N/A	3/1/2021	5-40 years
Office property in Raleigh/Durham, NC	—		887	5,176	—	887	5,176	6,063	1,320	N/A	3/1/2021	5-40 years
Office property in Raleigh/Durham, NC	—		915	5,343	—	915	5,343	6,258	1,363	N/A	3/1/2021	5-40 years
Office property in Pittsburgh, PA	—		4,725	20,836	(15,165)	906	5,671	6,577	1,403	N/A	3/1/2021	5-40 years
Office property in Memphis, TN	—		1,376	77,536	—	1,376	77,536	78,912	11,306	N/A	3/1/2021	5-40 years
Total Office	$144,900		$131,952	$1,530,541	$(148,883)	$121,102	$1,381,658	$1,502,760	$339,648

Total Portfolio(5)	$360,326		$461,068	$2,432,601	$(98,243)	$450,217	$2,334,358	$2,784,575	$520,527

(1)Building and improvements include in-place lease intangible assets.
(2)Consists of capital expenditure, real estate development costs, and impairment charges to building and improvements.
(3)Consists of impairment charges to land.
(4)Amounts do not include unamortized deferred financing costs and discounts, net.
(5)For federal income tax purposes, the aggregate cost of real estate the Company and consolidated subsidiaries owned was approximately $2.6 billion as of December 31, 2024.
(6)This property secures the Illinois Mortgage Loan.
(7)This property secures the Florida Mortgage Loan.
(8)This property secures the Georgia Mortgage Loan.
(9)This property secures the BOA II Loan.

	Activity for the Year Ended December 31,
	2024	2023	2022
Real estate facilities
Balance at beginning of year	$2,610,111	$3,497,256	$5,570,160
Acquisitions	539,858	—	—
Construction costs and improvements	3,437	17,412	8,607
Other adjustments	1,834	(11)	(129)
Impairment provision	(80,993)	(516,671)	(178,414)
Sale of real estate assets	(289,672)	(323,586)	(1,876,066)
Real estate assets held for sale	—	(64,289)	(26,902)
Balance at end of year	$2,784,575	$2,610,111	$3,497,256

Accumulated depreciation
Balance at beginning of year	$550,552	$644,639	$993,323
Depreciation and amortization expense	70,550	110,578	186,350
Impairment provision	(5,235)	(107,160)	(50,838)
Other adjustments	—	(21)	(47)
Less: Non-real estate assets depreciation expense	319	—	—
Less: Sale of real estate assets depreciation expense	(95,659)	(82,848)	(476,655)
Less: Real estate assets held for sale	—	(14,636)	(7,494)
Balance at end of year	$520,527	$550,552	$644,639
Real estate facilities, net	$2,264,048	$2,059,559	$2,852,617