Form 10-K/A
period 2024-12-31
Peakstone Realty Trust
filed 2025-03-27
CIK 1600626

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
As of March 24, 2025 there were 36,757,891 common shares outstanding.
Documents Incorporated by Reference: None
Auditor Name: Ernst & Young LLP Auditor Location: Los Angeles, California Auditor Firm ID: 42

EXPLANATORY NOTE

Peakstone Realty Trust (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2024 (the “Form 10-K”), which was filed on February 20, 2025 with the U.S Securities and Exchange Commission (the “SEC”). In accordance with Rule 3-09 of Regulation S-X, this Amendment provides separate combined financial statements for Galaxy REIT LLC, an unconsolidated joint venture in which the Company previously held an ownership interest (the “Office Joint Venture”). On August 28, 2024, the Company transferred its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture and no longer holds any ownership interest in the Office Joint Venture.

Pursuant to Rule 3-09 of Regulation S-X, the Company included in this Amendment the Office Joint Venture’s unaudited combined financial statements as of August 27, 2024 and for the period from January 1, 2024 to August 27, 2024, the date through which information was available prior to the Company’s transfer of its entire ownership interest in the Office Joint Venture. These unaudited combined financial statements were not available at the time that the Company filed its Form 10-K on February 20, 2025. Additionally, the Company included in this Amendment the Office Joint Venture’s audited combined financial statements as of December 31, 2023 and 2022, for the year ended December 31, 2023 and for the period from August 26, 2022 (Commencement of Operations) to December 31, 2022, and Report of Independent Auditors for these periods. All of these items are filed as Exhibit 99.1 and are included as financial statement schedules in Item 15 of this Amendment.

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

Except as described above, this Amendment is not intended to update or modify any other information presented in the Form 10-K for the fiscal year ended December 31, 2024, as originally filed. This Amendment does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in the Form 10-K and does not reflect events occurring after the Form 10-K’s original filing date of February 20, 2025. Accordingly, this Amendment should be read in conjunction with the Form 10-K for the year ended December 31, 2024 and any subsequent filings with the SEC.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The financial statements previously filed and listed on page F-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025. The financial statements listed on the Exhibit Index below are included in this Amendment No. 1 to Annual Report on Form 10-K/A pursuant to Rule 3-09 of Regulation S-X.
2. Schedule III — Real Estate and Accumulated Depreciation previously filed and set forth beginning on page S-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2024, filed on February 20, 2025. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
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

10.25+*	Form of Restricted Share Award Agreement (Non-Employee Trustees) dated June 18, 2024
10.26†	Form of Time-Based Restricted Stock Unit Agreement (NEOs) dated March 7, 2025
10.27
Sublease executed March 25, 2022, by and between Griffin Capital Company, LLC and Griffin Realty Trust, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.28
Assignment and Assumption of Sublease executed February 29, 2024, by and between Peakstone Realty Trust and PKST OP, L.P. incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 08, 2024, SEC File No. 001-41686

10.29
First Amendment to Sublease executed March 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 07, 2024, SEC File No. 001-41686

10.30
Second Amendment to Sublease executed May 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 08, 2024, SEC File No. 001-41686

10.31	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
14.1	Code of Business Conducts and Ethics, incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
19.1*	Policy on Insider Information and Insider Trading
21.1*	Subsidiaries of Peakstone Realty Trust dated December 31, 2024
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2†	Consent of Ernst & Young LLP, Independent Auditors
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.3††	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.4††	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

99.1†
Unaudited Combined Financial Statements of Galaxy REIT LLC as of August 27, 2024 and for the period from January 1, 2024 to August 27, 2024 and Audited Combined Financial Statements of Galaxy REIT LLC as of December 31, 2023 and for the year ended December 31, 2023, and as of December 31, 2022 and for the period from August 26, 2022 (Commencement of Operations) to December 31, 2022

101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Previously filed, or furnished, as applicable, with the Form 10-K on February 20, 2025.
†	Filed herewith.
††	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.

SIGNATURE
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)

Date:	March 27, 2025	By:	/s/ Javier F. Bitar
Javier F. Bitar
Chief Financial Officer and Treasurer (Principal Financial Officer)