Form 10-Q
period 2025-03-31
Peakstone Realty Trust
filed 2025-05-08
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 5, 2025, there were 36,772,845 common shares outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; political uncertainty in the U.S.; the impact of tariffs and global trade disruptions on us and our tenants; market volatility; inflation; any potential recession or threat of recession; interest rates; disruption in the debt and banking markets; concentration in asset type; tenant concentration, geographic concentration, and the financial condition of our tenants; whether we are able to monitor the credit quality of our tenants and/or their parent companies and guarantors; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to repay debt and comply with our obligations under our indebtedness; the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases or selling an applicable property, as leases expire; whether we will re-lease available space above or at current market rental rates; future financial and operating results; our ability to manage cash flows; our ability to manage expenses, including as a result of tenant failure to maintain our net-leased properties; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; changes in zoning, occupancy and land use regulations and/or changes in their applicability to our properties; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a real estate investment trust (a "REIT") within the meaning of Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the "Code") and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income or loss, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plans, objectives, expectations and intentions, including any acquisitions, investments, or dispositions, including our acquisition of industrial outdoor storage assets; the effects on our portfolio from the divestment of our office properties; our ability to meet budgeted or stabilized returns on our redevelopment projects within expected time frames, or at all; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those risks disclosed under the headings “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Quarterly Report on Form 10-Q, as well as in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our most recent Annual Report on Form 10-K, and any subsequent Quarterly Reports on Form 10-Q.

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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$204,017	$146,514
Restricted cash	7,973	7,696
Real estate:
Land	434,618	450,217
Building and improvements	1,769,397	1,952,742
In-place lease intangible assets	343,153	380,599
Construction in progress	1,434	1,017
Total real estate	2,548,602	2,784,575
Less: accumulated depreciation and amortization	(493,812)	(520,527)
Total real estate, net	2,054,790	2,264,048
Assets held for sale, net	108,886	—
Above-market lease and other intangible assets, net	26,381	28,015
Deferred rent receivable	54,570	60,371
Deferred leasing costs, net	12,834	13,865
Goodwill	68,373	68,373
Right-of-use lease assets	32,565	32,967
Interest rate swap asset, at fair value	4,570	15,974
Other assets	20,238	38,409
Total assets	$2,595,197	$2,676,232
LIABILITIES AND EQUITY
Debt, net	$1,345,686	$1,344,619
Interest rate swap liability, at fair value	713	—
Distributions payable	8,565	8,477
Below-market lease and other intangible liabilities, net	44,771	46,976
Right-of-use lease liabilities	46,708	46,887
Accrued expenses and other liabilities	69,958	77,251
Total liabilities	$1,516,401	$1,524,210

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 36,762,170 and 36,733,327 shares outstanding in the aggregate as of March 31, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	3,019,703	3,016,804
Cumulative distributions	(1,117,625)	(1,109,215)
Accumulated earnings	(887,661)	(838,279)
Accumulated other comprehensive income	4,698	15,874
Total shareholders’ equity	1,019,152	1,085,221
Noncontrolling interests	59,644	66,801
Total equity	1,078,796	1,152,022
Total liabilities and equity	$2,595,197	$2,676,232
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenue:
Rental income	$56,971	$59,227
Expenses:
Property operating expense	4,644	7,090
Property tax expense	4,127	4,510
General and administrative expenses	8,553	9,680
Corporate operating expenses to related parties	141	166
Real estate impairment provision	51,957	1,376
Depreciation and amortization	25,439	23,415
Total expenses	94,861	46,237
(Loss) income before other income (expenses)	(37,890)	12,990
Other income (expenses):
Interest expense	(15,978)	(16,148)
Other income, net	1,136	4,045
(Loss) gain from disposition of assets	(479)	9,177
Goodwill impairment provision	—	(4,594)
Transaction expenses	(190)	—
Net (loss) income	(53,401)	5,470
Net loss (income) attributable to noncontrolling interests	4,019	(445)
Net (loss) income attributable to controlling interests	(49,382)	5,025
Net (loss) income attributable to common shareholders	$(49,382)	$5,025
Net (loss) income attributable to common shareholders per share, basic and diluted	$(1.35)	$0.14
Weighted-average number of common shares outstanding, basic and diluted	36,726,154	36,309,019
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(53,401)	$5,470
Other comprehensive (loss) income:
Change in fair value of swap agreements	(12,086)	133
Total comprehensive (loss) income	(65,487)	5,603
Comprehensive loss (income) attributable to noncontrolling interests	4,929	(456)
Comprehensive (loss) income attributable to common shareholders	$(60,558)	$5,147
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Share-based compensation	41,674	—	1,579	—	—	—	1,579	—	1,579
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(4,875)	—	(79)	—	—	—	(79)	—	(79)
Dividends declared to common shareholders	—	—	—	(8,273)	—	—	(8,273)	—	(8,273)
Exchange of noncontrolling interests	5,664	—	486	—	—	—	486	(486)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	5,025	—	5,025	445	5,470
Other comprehensive income	—	—	—	—	—	121	121	12	133
Balance as of March 31, 2024	36,346,608	$36	$2,992,071	$(1,084,273)	$(822,829)	$25,938	$1,110,943	$90,877	$1,201,820

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
Share-based compensation	19,975	—	1,452	—	—	—	1,452	—	1,452
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(9,673)	—	(113)	—	—	—	(113)	—	(113)
Dividends declared to common shareholders	—	—	—	(8,410)	—	—	(8,410)	—	(8,410)
Exchange of noncontrolling interests	18,541	—	1,560	—	—	—	1,560	(1,560)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(668)	(668)
Net loss	—	—	—	—	(49,382)	—	(49,382)	(4,019)	(53,401)
Other comprehensive loss	—	—	—	—	—	(11,176)	(11,176)	(910)	(12,086)
Balance as of March 31, 2025	36,762,170	$37	$3,019,703	$(1,117,625)	$(887,661)	$4,698	$1,019,152	$59,644	$1,078,796

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2025	2024
Operating Activities:
Net (loss) income	$(53,401)	$5,470
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	17,147	15,564
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	8,660	8,223
Amortization of above- and (below-market) leases, net	(1,862)	(259)
Amortization of deferred financing costs and debt premium	1,068	1,157
Amortization of swap interest	31	31
Deferred rent	(1,102)	(410)
Net loss (gain) from disposition of assets	479	(9,177)
Loss (gain) from investments	23	(189)
Real estate impairment provision	51,957	1,376
Goodwill impairment provision	—	4,594
Share-based compensation	1,452	1,579
Discount amortization - note receivable	(60)	(119)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	2,839	1,239
Accrued expenses and other liabilities	(7,015)	(12,888)
Net cash provided by operating activities	20,216	16,191
Investing Activities:
Proceeds from disposition of properties	33,004	62,414
Payments for construction in progress	(1,116)	(1,846)
Purchase of investments	—	(41)
Proceeds from repayment of note receivable	15,000	—
Net cash provided by investing activities	46,888	60,527

	Three Months Ended March 31,
	2025	2024
Financing Activities:
Principal payoff of secured indebtedness - Mortgage Debt	—	(18,868)
Principal amortization payments on secured indebtedness	—	(1,594)
Deferred financing costs	—	(682)
Offering costs	(10)	86
Repurchase of common shares to satisfy employee tax withholding requirements	(113)	(79)
Distributions to noncontrolling interests	(672)	(724)
Dividends to common shareholders	(8,318)	(8,193)
Financing lease payment	(211)	(210)
Net cash used in financing activities	(9,324)	(30,264)
Net increase in cash, cash equivalents and restricted cash	57,780	46,454
Cash, cash equivalents and restricted cash at the beginning of the period	154,210	401,010
Cash, cash equivalents and restricted cash at the end of the period	$211,990	$447,464

Supplemental disclosure of cash flow information:
Cash paid for interest	$14,909	$14,326

Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$8,423	$8,273
Distributions payable to noncontrolling interests	$668	$723
Common share redemptions funded subsequent to period-end	$175	$—
Exchange of noncontrolling interest to common stock	$1,560	$486
Accrued for construction in progress	$232	$53
Accrued tenant obligations and other	$7,599	$665
(Decrease) increase in fair value swap agreement	$(12,085)	$132
Note receivable, net	$60	$(14,405)
Capitalized transaction costs accrued	$324	$—

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (“PKST” or the “Company”) is a real estate investment trust that is executing a strategic transition to an industrial REIT, targeting growth in the industrial outdoor storage (“IOS”) subsector. As part of this strategy, PKST is actively reshaping its portfolio by divesting non-core assets, primarily office properties, to position the Company for long-term value creation. The Company’s fiscal year-end is December 31.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of March 31, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.0% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of March 31, 2025, our portfolio is comprised of 101 properties, consisting of 96 operating properties and five redevelopment properties (those designated for redevelopment or repositioning) reported in two segments - Industrial and Office.
2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2024. For further information about the Company’s accounting policies, refer to the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2024 with the Securities and Exchange Commission (the “SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries. Intercompany transactions are shown on the consolidated statements if and to the extent required pursuant to GAAP. Each property-owning entity is a wholly-owned subsidiary which is a special purpose entity (“SPE”).

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Segment Information
As of March 31, 2025, the Company has two reportable segments: Industrial and Office. The Industrial segment consists of i) IOS properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties. Prior to December 31, 2024, the Company presented a third reportable segment, Other, which consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. On December 31, 2024, the Company sold the final property in its Other segment, and as a result, the Other segment was eliminated. The Company presented the results of the Other segment through the year ended December 31, 2024. See Note 14, Segment Reporting, for details regarding each of the Company’s segments.
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

	Three Months Ended March 31,
	2025	2024
Unvested Restricted Shares(1)	291,100	131,094
(1)    Unvested Restricted Shares that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to either the two-class method or treasury stock method, as applicable.
Restricted Cash
Restricted cash is presented on the consolidated balance sheets and consists primarily of reserves that the Company funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of
	March 31, 2025	December 31, 2024
Cash reserves	$4,393	$4,092
Restricted lockbox	3,580	3,604
Total restricted cash	$7,973	$7,696

Reclassifications
As applicable, certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of March 31, 2025, the Company believes it has satisfied the REIT requirements.
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
3.     Real Estate
The following table summarizes the Company’s gross investment in real estate as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Land	$434,618	$450,217
Building and improvements	1,769,397	1,952,742
In-place lease intangible assets	343,153	380,599
Construction in progress	1,434	1,017
Total real estate	$2,548,602	$2,784,575
Depreciation expense for buildings and improvements for the three months ended March 31, 2025 and 2024 was $17.1 million and $15.6 million, respectively. Amortization expense for intangibles, including but not limited to, in-place lease intangible assets for the three months ended March 31, 2025 and 2024 was $8.4 million and $7.9 million, respectively.
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the three months ended March 31, 2025 and March 31, 2024.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Dispositions of Real Estate
The following table summarizes information for dispositions during the three months ended March 31, 2025 and March 31, 2024:

Sale Date		Segment	Location	Gross Sales Price	Gain (Loss)
2025 Dispositions
February 7, 2025		Office	Hunt Valley, Maryland	$26,000	$(553)
March 5, 2025		Office	Fort Worth, Texas	8,031	74
Total for the Three Months Ended March 31, 2025				$34,031	$(479)

2024 Dispositions
January 31, 2024	(1)	Office	Johnston, Iowa	$30,000	$(17)
March 15, 2024		Other	Columbia, Maryland	15,000	5,326
March 26, 2024		Other	Jefferson City, Missouri	26,090	4,690
March 28, 2024		Other	Houston, Texas	8,435	(822)
Total for the Three Months Ended March 31, 2024				$79,525	$9,177
(1)This Office segment property was sold to an affiliate of the then existing tenant for $30.0 million. In connection with the sale, the Company issued a one-year $15.0 million promissory note and received the full repayment on the maturity date of January 31, 2025.
Real Estate Held for Sale
As of March 31, 2025, three Office segment properties met the criteria for classification as held for sale and were recorded at fair value less estimated cost to sell. As of December 31, 2024, no properties met the criteria for classification as held for sale.
The following summary presents the major components of assets and liabilities related to real estate properties held for sale as of March 31, 2025:

ASSETS	As of March 31, 2025 (1)
Land	$6,034
Building and improvements	103,645
In-place lease intangible assets	18,828
Total real estate	128,507
Less: accumulated depreciation	(26,509)
Total real estate, net	101,998
Above-market lease and other intangible assets, net	218
Deferred rent	6,688
Total real estate and other assets held for sale	$108,904
LIABILITIES
Below-market lease and other intangible liabilities, net	$18
Liabilities of real estate assets held for sale	$18

Assets held for sale, net	$108,886
(1)On April 24, 2025, two related Office segment properties were sold together for a total gross sales price of $106.8 million.On April 30, 2025, one Office Segment property was sold for a gross sales price of $3.5 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
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
During the three months ended March 31, 2025, the Company recorded a real estate impairment provision of approximately $52.0 million on six Office segment properties, including three properties held for sale. The impairment resulted from the estimated selling prices and changes to anticipated hold periods of the properties, which impacted the recoverability of these assets.
During the three months ended March 31, 2024, the Company recorded a real estate impairment provision of approximately $1.4 million related to one Other segment property, which met the criteria for classification as held for sale. The impairment resulted from the estimated selling price of the property, which impacted the recoverability of the asset.
See Note 8, Fair Value Measurements, for details regarding fair value inputs.
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value related to in-place leases, above- and below-market lease intangibles, and other intangibles, net of the amortization for the three months ended March 31, 2025 and year ended December 31, 2024:

	March 31, 2025	December 31, 2024
In-place lease intangible assets	$343,153	$380,599
In-place lease intangible assets - accumulated amortization	(190,125)	(199,871)
In-place lease intangible assets, net (1)	$153,028	$180,728

Above-market lease intangible assets	$16,055	$17,652
Above-market lease intangible assets - accumulated amortization	(11,355)	(11,686)
Above-market lease intangible assets, net	4,700	5,966

Other intangible assets	32,028	32,028
Other intangible assets - accumulated amortization	(10,347)	(9,979)
Other intangible assets, net	21,681	22,049
Above-market lease and other intangible assets, net (1)	$26,381	$28,015

Below-market lease intangible liabilities	$(57,071)	$(58,200)
Land leasehold interest (above-market)	(3,072)	(3,072)
Below-market lease & land leasehold interest - accumulated amortization	15,471	14,412
Intangibles - other (above-market)	(99)	(116)
Below-market lease and other intangible liabilities, net (1)	$(44,771)	$(46,976)
(1)The weighted average remaining amortization period of the Company’s in-place leases, above- and below-market lease intangibles and other intangibles was 10.2 years and 10.1 years as of March 31, 2025 and December 31, 2024, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Three Months Ended March 31,
	2025	2024
Above and below market leases, net	$(1,862)	$(259)
In-place lease intangible assets	$7,928	$7,450
Ground leasehold amortization (below market)	$(96)	$(97)
Other leasing costs amortization	$460	$498
4.    Investments in Unconsolidated Entities
As of August 28, 2024, the Company no longer has an investment in any unconsolidated entities. The Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), previously invested a combined $184.2 million for an approximately 49% interest in a joint venture (“Galaxy REIT, LLC” or the “Office Joint Venture”), through which it owned indirectly an approximate 49% interest in a 46-property office portfolio (the “JV Office Portfolio”). Following the impairment of the JV Office Portfolio as of September 30, 2023, the Company no longer recorded any equity income or losses related to the Office Joint Venture. On August 28, 2024, GRT VAO Sub transferred all of its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture. Rule 3-09 of Regulation S-X requires the Company to present the summarized financial statements of the Office Joint Venture below as of December 31, 2024 and for the three months ended March 31, 2024.

The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture:

December 31, 2024 (1)
Assets
Real estate properties, net	$1,060,234
Other assets	244,075
Total Assets	$1,304,309

Liabilities
Mortgages payable, net	$1,066,023
Other liabilities	81,635
Total Liabilities	$1,147,658
(1)Due to the reporting of the Office Joint Venture on a one quarter lag, amounts are as August 27, 2024, the date through which information was available prior to the Company’s transfer of its entire ownership interest in the Office Joint Venture on August 28, 2024.

The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

Three Months Ended March 31,
2024 (1)
Total revenues	$50,206
Expenses:
Operating expenses	(19,458)
General and administrative	(1,126)
Depreciation and amortization	(29,910)
Interest expense	(31,817)
Other income, net	262
Total Expenses	(82,049)
Net Loss	$(31,843)
(1)Amounts represent the period of October 1, 2023 to December 31 2023, due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of March 31, 2025 and December 31, 2024, the Company’s consolidated debt consisted of the following:

	Carrying Value
	March 31, 2025	December 31, 2024	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity (3)
Secured Debt
BOA II Loan(4)	$250,000	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(5)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(6)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(7)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	360,326	360,326		4.77%
Unsecured Debt
Revolving Loan	465,000	465,000	SOF Rate + 1.65%	5.05%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	3.36%	April 2026
2028 Term Loan I	210,000	210,000	SOF Rate + 1.60%	3.72%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.60%	3.72%	October 2028 (8)
Total Unsecured Debt	1,000,000	1,000,000		4.28%
Total Debt	1,360,326	1,360,326		4.41%
Unamortized Deferred Financing Costs and Discounts, net	(14,640)	(15,707)
Total Debt, net	$1,345,686	$1,344,619
(1)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of March 31, 2025, the applicable rates were 4.31% (SOFR, as calculated per the credit facility), plus spreads of 1.25% (2026 Term Loan), 1.60% (2028 Term Loan I), 1.60% (2028 Term Loan II), and 1.65% (Revolving Loan) and a 0.1% index.
(2)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's $750.0 million floating to fixed interest rate swaps maturing on July 1, 2025, which have the effect of converting SOFR to a weighted average fixed rate of 1.97% (Note: The Company entered into forward-starting, floating to fixed interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. Refer to 6. Interest Contracts). The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.04%.
(3)Reflects the loan maturity dates as of March 31, 2025.
(4)The BOA II Loan has a fixed-rate of interest and is secured by properties located in Chicago, Illinois; Columbus, Ohio; Las Vegas, Nevada; and Birmingham, Alabama.
(5)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(6)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(7)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(8)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Second Amended and Restated Credit Agreement
As of March 31, 2025, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 as amended by the following documents (collectively, the “Second Amended and Restated Credit Agreement”): First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), Eighth Amendment to the Second Amended and Restated Credit Agreement

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
dated as of July 25, 2024 (the “Eighth Amendment”) and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of October 31, 2024 (the “Ninth Amendment”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $465.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of March 31, 2025, the available undrawn capacity under the Revolving Credit Facility was $82.0 million.
Debt Covenant Compliance
Pursuant to the terms of the Company’s secured debt and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of March 31, 2025.
The following summarizes the future scheduled principal repayments of all loans as of March 31, 2025 per the loan terms discussed above:

As of March 31, 2025
2025	$—
2026	150,000
2027	—
2028	1,100,000
2029	60,722
Thereafter	49,604
Total principal	1,360,326
Unamortized debt premium/(discount)	1,811
Unamortized deferred loan costs	(16,451)
Total	$1,345,686

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
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Derivative Instruments
As of March 31, 2025 and December 31, 2024, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which consists of the KeyBank Loans as of both periods). The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at March 31, 2025 and December 31, 2024:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Assets

Current Interest Rate Swaps
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$1,341	$2,605	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	892	1,732	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	665	1,291	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	495	938	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	395	748	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	394	747	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	388	738	100,000	100,000
Total				$4,570	$8,799	$750,000	$750,000

Forward Interest Rate Swaps(2)
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	$(88)	$1,346	$100,000	$100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(93)	1,341	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.60%	(182)	1,255	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.58%	(124)	1,310	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(92)	1,338	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.62%	(134)	585	50,000	50,000
Total				$(713)	$7,175	$550,000	$550,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of March 31, 2025, derivatives in an asset or liability position are included in the line item “Interest rate swap asset” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
(2)In connection with the Eighth Amendment, the Operating Partnership entered into certain interest rate swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2025	2024
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$(7,453)	$6,692
Amount reclassified from AOCI into earnings under “Interest expense”	$(4,632)	$(6,560)
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$15,978	$16,148

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
During the twelve months subsequent to March 31, 2025, the Company estimates that an additional $5.4 million of its income will be recognized from AOCI into earnings.
The Company is not required to post collateral related to these agreements.
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Other liabilities	$27,517	$32,613
Interest payable	16,255	15,400
Deferred compensation	10,047	10,201
Prepaid tenant rent	9,321	9,867
Real estate taxes payable	2,647	3,492
Property operating expense payable	1,214	2,696
Accrued tenant improvements	2,199	2,402
Due to related parties	526	580
Accrued construction in progress	232	—
Total	$69,958	$77,251

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in applicable markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2025 and March 31, 2024.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2025
Interest Rate Swap Asset	$4,570	$—	$4,570	$—
Mutual Funds Asset	$10,488	$10,488	$—	$—
Interest Rate Swap Liability	$(713)	$—	$(713)	$—

December 31, 2024
Interest Rate Swap Asset	$15,974	$—	$15,974	$—
Mutual Funds Asset	$11,971	$11,971	$—	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Nonrecurring Measurement - Real Estate Impairment
The following table is a summary of the quantitative fair value information for the six impaired Office segment properties for the three months ended March 31, 2025 and one impaired Other segment property for March 31, 2024. The Company used estimated selling prices based on quoted market values and comparable property sales, which the Company considered as Level 2 measurements within the fair value hierarchy:

	March 31, 2025	March 31, 2024
Range of Inputs	Office segment	Other segment
Estimated selling price (per square foot)	$44.31 - $234.19	$134.00
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
There was no impairment of goodwill recorded for the three months ended March 31, 2025.
During the three months ended March 31, 2024, the Company sold three properties for $49.5 million within the Other segment. As a result of the sales, the Company performed a quantitative assessment to estimate the fair value in the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount. Thus, the Company recorded a $4.6 million impairment of the goodwill allocated to the Other reporting unit. The Company estimated the fair value of the real estate in the Other segment by using the discounted cash flow method, which the Company considered as Level 3 measurements within the fair value hierarchy. The following is a summary of the quantitative fair value information used in the goodwill impairment calculation:

March 31, 2024
Range of Inputs	Reporting Unit: Other
Market rent per square foot	$5.00 - $27.50
Discount rate	7.25% - 15.00%
Terminal capitalization rate	6.25% - 9.50%
As part of the nonrecurring fair value measurement of secured debt within the goodwill impairment analysis for March 31, 2024, the Company determined that current borrowing rates available to the Company for debt instruments with similar terms and maturities ranged from 3.69% to 7.90%. The Company considered these inputs as Level 2 measurements within the fair value hierarchy. For the remaining assets and liabilities included within the goodwill impairment calculation, the Company determined that amounts within the consolidated financial statements approximated fair value.
As of March 31, 2025, the Company’s remaining goodwill balance was $68.4 million, all of which was allocated to the Industrial segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Financial Instruments at Fair Value
Financial instruments as of March 31, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2025 and December 31, 2024.
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

	March 31, 2025		December 31, 2024
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$231,036	$250,000	$226,870	$250,000
Florida Mortgage Loan	47,850	49,604	47,057	49,604
Georgia Mortgage Loan	36,877	37,722	36,381	37,722
Illinois Mortgage Loan	23,234	23,000	22,810	23,000
Total Secured Debt	$338,997	$360,326	$333,118	$360,326
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2025 and December 31, 2024. See Note 5, Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of March 31, 2025, there were 36,762,170 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of March 31, 2025, the Company has not sold any shares under the ATM.
Issuance of Restricted Shares - Long-Term Incentive Plan
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan (as amended, the “Initial Plan”) which provides for the grant of share-based awards to the Company’s non-employee trustees, executive officers and other full-time employees of the Company or any affiliate of the Company, and certain persons who perform bona fide consulting or advisory services for the Company or any affiliate of the Company.
At the Company’s annual meeting of shareholders on June 18, 2024, the Company’s shareholders approved a First Amendment to the Initial Plan (the Initial Plan, as amended by the First Amendment, the “Plan”), which increased the aggregate number of common shares of beneficial interest of the Company that may be issued pursuant to awards under the Plan by 1,285,700 shares.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Awards granted under the Plan may consist of restricted share units and restricted shares (together, “Restricted Shares”), share options, share appreciation rights, distribution equivalent rights, profit interests in the Operating Partnership, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 2,063,478 shares. As of March 31, 2025, 400,847 common shares remained for issuance pursuant to awards granted under the Plan.
On April 1, 2025, upon the recommendation of the Compensation Committee, the Board approved a Second Amendment to the Plan (the “Second Amendment”), which is subject to approval by the shareholders of the Company. If approved by shareholders, on the date of the Company’s 2025 annual meeting of shareholders, the Second Amendment would increase the aggregate number of common shares of beneficial interest of the Company that may be issued under awards pursuant to the Plan by 2,000,000 shares.
As of March 31, 2025 and March 31, 2024, there was $10.9 million and $7.0 million, respectively, of unrecognized compensation expense remaining, which vests between two months and approximately 2.7 years.
Total compensation expense related to Restricted Shares for the three months ended March 31, 2025 and March 31, 2024 was approximately $1.5 million and $1.6 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Shares of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2023	159,553
Granted	541,700	$11.63
Forfeited	(10,649)	$26.65
Vested	(298,038)	$28.09
Balance at December 31, 2024	392,566
Granted	507,490	$12.17
Forfeited	(8,168)	$19.89
Vested (1)	(19,972)	$43.40
Balance as of March 31, 2025	871,916
(1)    Total shares vested include 9,673 common shares that were withheld (i.e., forfeited) by employees during the three months ended March 31, 2025 to satisfy statutory tax withholding requirements associated with the vesting of Restricted Shares.
10.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of March 31, 2025, the limited partners of the Operating Partnership owned approximately 2.97 million OP Units consisting of approximately (i) 2.95 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined in below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of March 31, 2025, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 7.0% of total shares outstanding and 7.5% of weighted-average shares outstanding.
All limited partners of the Operating Partnership have the right (the “Exchange Right”) to redeem their OP Units, pursuant and subject to the limited partnership agreement of the Operating Partnership and applicable contribution agreement, at an exchange price equal to the value of an equivalent number of common shares (“Share Value”). The Operating Partnership is obligated to satisfy the Exchange Right for cash equal to the Share Value unless the Company, as the general partner of the

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Operating Partnership, in its sole and absolute discretion, elects to directly (i) purchase the OP Units for cash equal to the Share Value or (ii) purchase the limited partner’s OP Units by issuing common shares of the Company for the OP Units, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement of the Operating Partnership.
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2025 and March 31, 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Beginning balance	$66,801	$91,629
Exchange of noncontrolling interests	(1,560)	(486)
Distributions to noncontrolling interest	(668)	(723)
Net (loss) income	(4,019)	445
Other comprehensive (loss) income	(910)	12
Ending balance	$59,644	$90,877
Redemption of OP Units from Self-Administration Transaction
In connection with the transaction that resulted in the internalization of management of Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”) in December 2018 (the “Self-Administration Transaction”), Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and affiliated with the sponsor of our Predecessor Griffin Capital Company, LLC (“GCC”), received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC, the “Management Company”). GC LLC assigned approximately 50% of the OP Units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.
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
If GC LLC elects to redeem additional OP Units for further installments, the Company intends to satisfy such redemption request with our common shares. Any future redemption of OP Units in exchange for common shares would have no economically dilutive effect on our common shareholders.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction expenses and payable as of March 31, 2025 and December 31, 2024 (which are presented in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet):

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2025	2024	2025	2024
Expensed
Office rent and related expenses	$141	$166	$—	$55
Other
Distributions	526	573	526	525
Total	$667	$739	$526	$580
Office Sublease
The Operating Partnership is party to a sublease agreement dated March 25, 2022 with GCC (as amended, the “El Segundo Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”) which is the location of the Company’s corporate headquarters and where the Company conducts day-to-day business. The Building is part of a campus that contains other buildings and parking (the “Campus”). The El Segundo Sublease also entitles the Company to use certain common areas on the Campus. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the El Segundo Sublease. GCC is controlled by, and GCPI is affiliated with the Company’s former Executive Chairman, who beneficially owns more than 5% of our common shares.
As of March 31, 2025, the El Segundo sublease has an expiration date of June 30, 2026 and a monthly base rent of $0.04 million, subject to annual escalations of 3%.
As of March 31, 2025, the right-of-use lease asset and liability related to the El Segundo Sublease was approximately $0.6 million, which is included in Right-of-use lease assets and Right-of-use lease liabilities on the Company’s consolidated balance sheet.
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
The Company recognized $50.1 million and $51.6 million of lease income related to operating lease payments for the three months ended March 31, 2025 and March 31, 2024, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The Company's current third-party tenant leases have expirations ranging from 2025 to 2044. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of March 31, 2025, and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

March 31, 2025
Remaining 2025	$140,107
2026	187,004
2027	169,450
2028	153,440
2029	137,110
Thereafter	493,540
Total	$1,280,651
Lessee - Ground Leases
As of March 31, 2025, the Company is the tenant (lessee) under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
Lessee - Office Leases
As of March 31, 2025, the Operating Partnership or a wholly-owned subsidiary is the tenant (lessee) under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois (“Chicago Office Lease”).

On March 31, 2025, the Chicago Office Lease was amended to provide for, among other things, (a) the relocation of its premises to another space in the same building, (b) the scheduled expiration of the term for its existing premises (i.e., June 29, 2025) to be extended until the commencement date of its relocation space, which will occur after the landlord has completed certain required work, and (c) the expiration of the term of the relocation space to occur on June 30, 2031.

Lessee Summary - Ground Leases and Office Leases
For ground leases and office leases in which the Company is a lessee, the Company incurred costs of approximately $0.9 million and $1.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively, which are included in “Property operating expense” and “Corporate operating expenses to related parties,” as applicable, in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $0.5 million and $0.5 million for the three months ended March 31, 2024, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate for the ground leases and office leases in which the Company is a lessee as of March 31, 2025:

	As of March 31, 2025
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	75.3	16.0
Weighted-average discount rate (1)	4.96%	3.54%
(1)Because the rate implicit in each of the Company's leases was not readily determinable, the Company used an incremental borrowing rate. In determining the Company's incremental borrowing rate at the commencement of each lease, the Company considered rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness, the impact of collateralization and the term of each of the Company's lease agreements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Maturities of lease liabilities as of March 31, 2025 were as follows:

	As of March 31, 2025
	Operating	Financing
2025	$1,524	$359
2026	1,748	375
2027	1,527	381
2028	1,595	386
2029	1,630	391
Thereafter	247,063	2,681
Total undiscounted lease payments	255,087	4,573
Less: imputed interest	(211,105)	(1,847)
Total lease liabilities	$43,982	$2,726

13.    Commitments and Contingencies
Capital Expenditure Projects, Leasing, and Tenant Improvement Commitments
As of March 31, 2025 the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $8.0 million.

Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters in the ordinary course of business. As of March 31, 2025, the Company is not aware of any environmental condition that it believes will have a material adverse effect on the results of operations.

14.    Segment Reporting
Segment Profit/(Loss) Measures
Michael Escalante, the Company's Chief Executive Officer, has been identified as the chief operating decision maker (“CODM”). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties utilizing the following reportable segments: Industrial and Office. The Industrial segment consists of i) IOS properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties.
The CODM evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. This measure is used by the CODM to make decisions about resource allocation and evaluate the financial performance of each segment. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income or loss because it assists both investors and management in understanding the core operations of our properties.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents segment NOI and net income for the three months ended March 31, 2025 and March 31, 2024 is as follows:

	Three Months Ended March 31,
	2025	2024(1)
Industrial
Total Industrial revenues	$24,033	$14,833
Less:
Industrial property operating expense (2)	1,271	1,201
Industrial property tax expense (2)	1,950	1,115
Industrial NOI	20,812	12,517

Office
Total Office revenues	32,938	32,999
Less:
Office property operating expense (2)	3,373	3,341
Office property tax expense (2)	2,177	2,144
Office NOI	27,388	27,514

Other
Total Other revenues	—	11,395
Less:
Other property operating expense (2)	—	2,548
Other property tax expense (2)	—	1,251
Other NOI	—	7,596
Total NOI	$48,200	$47,627

Unallocated amounts:
Depreciation and amortization (3)	25,439	23,415
Real estate impairment provision (3)	51,957	1,376
General and administrative expenses (4)	8,553	9,680
Income before other income (expenses)	(37,749)	13,156
Less:
Other (expenses) income:
Interest expense	(15,978)	(16,148)
Other income, net	1,136	4,045
Net (loss) gain from disposition of assets	(479)	9,177
Goodwill impairment provision	—	(4,594)
Corporate operating expenses to related parties	(141)	(166)
Transaction expenses	(190)	—
Net (loss) income	$(53,401)	$5,470
(1)On December 31, 2024, the Company sold the final property in its Other segment, and as a result, the Other segment was eliminated. Amounts presented herein reflect the Company’s ownership of Other segment properties through December 31, 2024. The Other segment consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pool.
(2)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(3)Asset value information by segment are not reported because the CODM does not use these measures to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense and asset impairment are not allocated among segments. Refer to Segment Reporting sections below, for allocation of real estate assets and goodwill presented for each segment.
(4)General and administrative expenses are not reported by segment because the CODM evaluates these expenses at the corporate level and does not use this measure on a segment-by-segment basis for performance assessment or resource allocation decisions; therefore, general and administrative expenses are not allocated among segments.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
A reconciliation of net income (loss) to NOI for the three months ended March 31, 2025 and March 31, 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Reconciliation of Net Income (Loss) to Total NOI
Net (loss) income	$(53,401)	$5,470
General and administrative expenses	8,553	9,680
Corporate operating expenses to related parties	141	166
Real estate impairment provision	51,957	1,376
Depreciation and amortization	25,439	23,415
Interest expense	15,978	16,148
Other income, net	(1,136)	(4,045)
Loss (gain) from disposition of assets	479	(9,177)
Goodwill impairment provision	—	4,594
Transaction expenses	190	—
Total NOI	$48,200	$47,627
The following table presents the Company’s goodwill by segment as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Goodwill
Industrial	$68,373	$68,373
Total Goodwill	$68,373	$68,373
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
	2025	2024
Industrial Real Estate, net
Total real estate	$1,282,232	$1,281,815
Accumulated depreciation and amortization	(192,411)	(180,879)
Industrial real estate, net	1,089,821	1,100,936

Office Real Estate, net
Total real estate	1,266,370	1,502,760
Accumulated depreciation and amortization	(301,401)	(339,648)
Office real estate, net	964,969	1,163,112

Total Real Estate, net	$2,054,790	$2,264,048

Total Real Estate Held for Sale, net
Total real estate	$128,507	$—
Accumulated depreciation and amortization	(26,509)	—
Real estate held for sale, net	$101,998	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
15.    Declaration of Dividends and Distributions
On February 18, 2025, the Board declared an all-cash dividend for the quarter ended March 31, 2025 in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. The Company paid such amounts on April 17, 2025 to shareholders and holders of OP Units of record as of March 31, 2025.

16.    Subsequent Events
Declaration of Dividends and Distributions
On May 6, 2025, the Board declared an all-cash dividend for the quarter ended June 30, 2025 in the amount of $0.225 per common share and all-cash distribution in the amount of $0.225 per OP Unit. Such amounts are payable on or about July 17, 2025 to shareholders and holders of OP Units of record as of June 30, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Overview
Peakstone Realty Trust (“PKST” or the “Company”) is a real estate investment trust that is executing a strategic transition to an industrial REIT, targeting growth in the industrial outdoor storage (“IOS”) subsector. As part of this strategy, PKST is actively reshaping its portfolio by divesting non-core assets, primarily office properties, to position the Company for long-term value creation.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of March 31, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.0% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of March 31, 2025, the Company’s portfolio was comprised of 101 properties, consisting of 96 operating properties and five redevelopment properties (those designated for redevelopment or repositioning) reported in two segments – Industrial and Office.

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
By State:
The percentage of ABR by state for the Company’s portfolio as of March 31, 2025 is presented as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Arizona	$20,366	5	11.1%
Colorado	14,095	4	7.7
Massachusetts	12,839	3	7.0
California	12,610	2	6.9
New Jersey	11,669	8	6.4
South Carolina	11,423	7	6.2
Florida	10,891	8	5.9
Ohio	10,767	4	5.9
Tennessee	10,392	7	5.7
Alabama	9,597	1	5.2
Subtotal	$124,649	49	68.0%
All Others (1)	58,418	52	32.0
Total	$183,067	101	100.0%
(1)     “All others” account for less than 5.1% of ABR on an individual state basis.
By Industry:
The percentage of ABR by industry for the Company’s portfolio as of March 31, 2025 is presented as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$35,039	26	19.1%
Materials	19,381	6	10.6
Food, Beverage & Tobacco	17,237	3	9.4
Retailing	12,138	4	6.6
Utilities	11,701	2	6.4
Health Care Equipment & Services	11,521	4	6.3
Consumer Services	11,236	2	6.1
E-Commerce	9,978	2	5.5
Diversified Financials	8,853	1	4.8
Commercial & Professional Services	8,419	5	4.6
Subtotal	$145,503	55	79.4%
All Others (2)	37,564	25	20.6
Total	$183,067	80	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     “All others” account for less than 4.3% of total ABR on an individual industry basis.

Top Ten Tenants:
No lessee or property generated more than 6.5% of our total ABR as of March 31, 2025. The top 10 tenants by ABR for the Company’s portfolio as of March 31, 2025 is presented as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Keurig Dr. Pepper	$11,897	6.5%
Amazon	9,978	5.5
Southern Company	9,597	5.2
LPL	8,853	4.8
Maxar	7,916	4.3
Freeport McMoRan	7,867	4.3
RH	7,637	4.2
McKesson	6,354	3.5
Travel & Leisure	5,928	3.2
IGT	5,308	2.9
Subtotal	$81,335	44.4%
All Others (1)	101,732	55.6
Total	$183,067	100.0%
(1)     “All others” account for less than 2.9% of ABR on an individual tenant basis.

Lease Expirations:
The tables below provide a summary of our upcoming lease expirations in our portfolio, excluding unexercised renewal options and early termination rights.
As of March 31, 2025, the lease expirations by ABR for the Company’s portfolio are presented as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Percentage of Annualized Base Rent
2025	$1,845	1.0%
2026	10,194	5.6
2027	18,900	10.3
2028	20,332	11.1
2029	32,351	17.7
2030	27,985	15.3
2031	20,161	11.0
2032	11,483	6.3
2033	9,679	5.3
2034	1,741	1.0
>2034	28,396	15.4
Total	$183,067	100.0%
(1) Expirations that occur on the last day of the year are shown as expiring in the subsequent year.

As of March 31, 2025, the lease expirations for leases based on square footage are presented as follows:

Year of Lease Expiration (1)	ABR (unaudited in thousands)	Percentage of ABR	Number of Leases	Approx. Square Feet	ABR (per square foot)(2)	Annualized Net Effective Base Rent (per square foot) (3)
2025	$1,509	1.0%	2	73,000	$20.67	$20.25
2026	7,790	4.9	2	1,154,500	6.75	6.37
2027	14,524	9.2	7	570,700	25.45	23.97
2028	15,888	10.0	7	1,762,500	9.01	8.58
2029	30,267	19.1	7	2,015,100	15.02	14.88
2030	26,248	16.5	5	2,342,700	11.20	11.00
2031	16,369	10.3	4	1,379,500	11.87	11.88
2032	9,266	5.8	4	1,333,900	6.95	7.22
2033	8,466	5.3	4	1,454,900	5.82	5.99
2034	—	—	—	—	—	—
>2034	28,396	17.9	9	1,964,500	14.45	16.34
Vacant	—	—	—	60,000	—	—
Total / Weighted Average	$158,723	100.0%	51	14,111,300	$11.25	$17.23
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

As of March 31, 2025, the lease expirations for leases based on usable acreage are presented as follows:

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Usable Acres	ABR (per usable acre) (2)	Annualized Net Effective Base Rent (per usable acre) (3)
2025	$336	1.4%	1	9	$37,333	$52,414
2026	2,404	9.9	7	29	82,897	78,644
2027	4,376	18.0	12	62	70,581	73,893
2028	4,444	18.3	9	91	48,835	50,871
2029	2,084	8.6	5	37	56,324	59,820
2030	1,737	7.1	4	21	82,714	95,190
2031	3,792	15.5	3	64	59,250	42,330
2032	2,217	9.0	4	23	96,391	123,407
2033	1,213	5.0	2	20	60,650	68,750
2034	1,741	7.2	1	37	47,054	169,378
>2034	—	—	—	—	—	—
Vacant	—	—	—	2	—	—
Redevelopment properties(4)	—	—	—	45	—	—
Total / Weighted Average	$24,344	100.0%	48	440	$61,944	$74,753
(1)Expirations that occur on the last day of the year are shown as expiring in the subsequent year.
(2)ABR (per usable acre) is calculated as (i) ABR divided by (ii) usable acreage under lease as of the end of the quarter.
(3)Annualized Net Effective Base Rent (per usable acre) is calculated as (i) the contractual base rent for leases that have commenced as of the end of the quarter calculated on a straight-line basis, including amortization of rent abatements, but without regard to tenant improvement allowances and leasing commissions, and deducting base year operating expenses for gross and modified gross leases, unless otherwise specified, multiplied by 12 months divided by (ii) usable acreage under lease as of the end of the quarter. Rent abatements include rent credits that are granted from time to time in connection with unused tenant improvement allowances.
(4)Represents unleased space at redevelopment properties.

Leasing Information
As of March 31, 2025 we estimate that the current average market rental rates for all leases in our operating portfolio that are scheduled to expire within the next four years are: (i) for our Industrial segment, approximately 30% to 35% greater than the weighted average in-place cash rental rates; and (ii) for our Office segment, approximately 5% to 10% less than the weighted average in-place cash rental rates.
Our estimates regarding current average market rental rates are based on our internal analysis and/or third-party broker input, when available, and there is no assurance that these estimates will prove to be accurate. Market rental rates and the demand for our properties are impacted by general economic conditions, including the pace of economic growth, inflation, interest rates, and labor market and demographic trends in the submarkets in which our properties are located. Therefore, there is no assurance that expiring leases will be renewed or that available space will be re-leased above, below or at current market rental rates.

The following tables set forth certain information regarding our leasing activity during the three months ended March 31, 2025 for our leases based on square feet, in the cases of traditional industrial and office properties, and usable acres, in the case of IOS properties. For each lease, the Company presents (i) “GAAP Rent Change”, which is calculated as the percentage change between GAAP rents for new/renewal leases and the expiring GAAP rents of comparable leases for the same space and (ii) “Cash Rent Change”, which is calculated as the percentage change between cash rents for new/renewal leases and the expiring cash rents of comparable leases for the same space, excluding any rent abatements. We do not calculate GAAP Rent Change and Cash Rent Change for lease comparisons if either lease involved has any of the following characteristics, as we believe such leases do not provide a reliable basis for comparison: (i) the lease is for space that has never been leased under our ownership, (ii) the lease is for space that has been redeveloped or repositioned, (iii) the lease has a structure that is not comparable to the other lease or (iv) the lease term is less than 12 months.

Leases Commenced - Square Feet (1):

	Number of Leases	Approx. Square Feet	Weighted Average Lease Term (in years)	Leasing Commissions (per square foot)	Tenant Improvements (per square foot)	GAAP Rent Change (2)		Cash Rent Change (2)
Renewal Leases	1	2,500	0.3	$—	$—	N/A	(3)	N/A	(3)
Total / Weighted Average	1	2,500	0.3	$—	$—	N/A		N/A

(1)Represents leasing activity for leases based on square footage that commenced during the period.
(2)Reported as a weighted average based on the square footage of the leases included in the calculation.
(3)Excluded from GAAP Rent Change and Cash Rent Change because the lease term is less than 12 months.
Leases Executed - Square Feet (1):

	Number of Leases	Approx. Square Feet	Weighted Average Lease Term (in years)	Leasing Commissions (per square foot)	Tenant Improvements (per square foot)	GAAP Rent Change (2)		Cash Rent Change (2)
Renewal Leases	1	2,500	0.3	$—	$—	N/A	(3)	N/A	(3)
Total / Weighted Average	1	2,500	0.3	$—	$—	N/A		N/A
(1)Represents leasing activity for leases based on square footage that were executed during the period.
(2)Reported as a weighted average based on the square footage of the leases included in the calculation.
(3)Excluded from GAAP Rent Change and Cash Rent Change because the lease term is less than 12 months.

Leases Commenced - Usable Acres (1):

	Number of Leases	Usable Acres	Weighted Average Lease Term (in years)	Leasing Commissions (per usable acre)	Tenant Improvements (per usable acre)	GAAP Rent Change (2)		Cash Rent Change (2)
New Leases	1	37.0	9.8	$—	$—	N/A	(3)	N/A	(3)
New Leases (Previously Executed)	1	3.3	6.5	$—	$—	218.1%	(4)	185.1%	(4)
Renewal Leases	1	8.7	0.5	$—	$—	N/A	(5)	N/A	(5)
Total / Weighted Average	3	49.0	7.9	$—	$—	218.1%		185.1%

(1)Represents leasing activity for leases based on usable acreage that commenced during the quarter.
(2)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(3)Excluded from GAAP Rent Change and Cash Rent Change because the lease is for space that has never been leased under our ownership. Represents an IOS lease for a property that was re-classified from a redevelopment property in prior quarter to an operating property in the current period.
(4)Represents an IOS lease renewal that was executed prior to the acquisition of the property and commenced in the current quarter.
(5)Excluded from GAAP Rent Change and Cash Rent Change because the lease term is less than 12 months.

Leases Executed - Usable Acres (1):

	Number of Leases	Usable Acres	Weighted Average Lease Term (in years)	Leasing Commissions (per usable acre)	Tenant Improvements (per usable acre)	GAAP Rent Change (2)		Cash Rent Change (2)
New Leases	1	37.0	9.8	$—	$—	N/A	(3)	N/A	(3)
Renewal Leases	1	8.7	0.5	$—	$—	N/A	(4)	N/A	(4)
Total / Weighted Average	2	45.7	8.0	$—	$—	N/A		N/A
(1)Represents leasing activity for leases based on usable acreage that were executed during the quarter.
(2)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(3)Excluded from GAAP Rent Change and Cash Rent Change because the lease is for space that has never been leased under our ownership. Represents an IOS lease for a property that was re-classified from a redevelopment property in prior quarter to an operating property in the current period.
(4)Excluded from GAAP Rent Change and Cash Rent Change because the lease term is less than 12 months.
Results of Operations
Overview
Our strategic focus is to become an industrial REIT with growth in the IOS subsector as a key component of our long-term plan. While our current industrial portfolio includes both IOS and traditional industrial assets, we are prioritizing expansion within the IOS subsector, supported by strong market fundamentals and compelling growth potential. To support this evolution, we are actively divesting non-core assets—with particular emphasis on the disposition of office properties—to enhance the performance of our portfolio. We remain committed to a balanced approach to capital allocation—prioritizing IOS investments while maintaining prudent management of leverage.

Business Environment
Real estate investors are closely monitoring current market conditions, which are shaped by a mix of economic factors, geopolitical tensions, and changes in monetary and trade policies, including tariffs. These factors have created an environment where caution has been the prevailing sentiment. Despite these challenges, investors continue to seek opportunities to generate returns through real estate investments.
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

In the office sector, according to third-party market data, office investment activity totaled more than $10 billion during the first quarter of 2025, representing an increase of over 60% compared to the first quarter of 2024. This activity marks the most significant year-over-year gain since transaction volumes began to moderate in 2022. The reported increase in transaction activity appears to be driven, in part, by enhanced visibility into office utilization trends and continued investor preference for high-quality assets across all property types, including office. Although capital markets remain dynamic, expectations of potential interest rate cuts, increased availability of debt capital, and tightening credit spreads may contribute to a more liquid investment environment. The Company believes that, if these liquidity conditions improve and investor sentiment remains constructive, demand for high-quality office properties-- particularly those that serve a central role in tenant operations –is likely to strengthen.
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
Segment Information
Michael Escalante, the Company's Chief Executive Officer, is identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties utilizing the following reportable segments: Industrial and Office. The Industrial segment consists of i) industrial outdoor storage (“IOS”) properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties.
The CODM evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses. The Company excludes the following from segment NOI because they are addressed on a corporate level: (i) depreciation and amortization, (ii) real estate impairment, and (iii) general administrative expenses. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income or loss because it assists both investors and management in understanding the core operations and valuations of our properties.
On December 31, 2024, the Company sold the final property in its Other segment (i.e., vacant and non-core properties, together with other properties in the same cross-collateralized loan pool), and as a result, the Other segment was eliminated. Amounts presented herein reflect the Company’s ownership of Other segment properties through December 31, 2024, which were also evaluated by the CODM based on segment NOI.
Reconciliation of Net Income (Loss) to Same Store NOI
Total net (loss) income for the three months ended March 31, 2025 and March 31, 2024 was $(53.4) million and $5.5 million, respectively. The following table reconciles net (loss) income to Same Store NOI for the three months ended March 31, 2025 and March 31, 2024 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended March 31,
	2025	2024
Reconciliation of Net (Loss) Income to Same Store NOI
Net (loss) income	$(53,401)	$5,470
General and administrative expenses	8,553	9,680
Corporate operating expenses to related parties	141	166
Real estate impairment provision	51,957	1,376
Depreciation and amortization	25,439	23,415
Interest expense	15,978	16,148
Other income, net	(1,136)	(4,045)
Loss (gain) from disposition of assets	479	(9,177)
Goodwill impairment provision	—	4,594
Transaction expenses	190	—
Total NOI	$48,200	$47,627
Same Store Adjustments:
Adjustment for Acquired Properties (1)	(7,926)	—
Adjustment for Disposed Properties (2)	(1,173)	(9,320)
Corporate related adjustment	2	(16)
Total Same Store NOI	$39,103	$38,291
(1)     “Acquired Properties” represent (a) for 2024, all properties acquired by the Company from April 1, 2023 through March 31, 2024; and (b) for 2025, all properties acquired by the Company from April 1, 2024 through March 31, 2025.
(2)     “Disposed Properties” represent (a) for 2024, all properties sold or disposed of from January 1, 2024 through March 31, 2024; and (b) for 2025, all properties sold or disposed of from January 1, 2025 through March 31, 2025.
Same Store Analysis
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024.
For the three months ended March 31, 2025, our “Same Store” portfolio consisted of 50 properties, including 19 Industrial properties and 31 Office properties, encompassing approximately 14.1 million square feet. Our Same Store portfolio includes properties which were held in-service for a full period for all periods presented. Thus, the portfolio of 51 industrial outdoor storage properties acquired on November 4, 2024 (“IOS Portfolio”) is excluded for all periods presented. The following table provides a comparative summary of the results of operations for our Same Store portfolio for the three months ended March 31, 2025 and March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$15,058	$14,833	$225	2%
Industrial operating expenses	(2,172)	(2,316)	(144)	(6)%
Industrial Same Store NOI	12,886	12,517	369	3%

Office Same Store NOI
Total Office revenues	31,454	30,703	751	2%
Office operating expenses	(5,237)	(4,929)	308	6%
Office Same Store NOI	26,217	25,774	443	2%
Total Same Store NOI	$39,103	$38,291	$812	2%
Same Store NOI
Total Same Store NOI increased by $0.8 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Industrial Same Store NOI increased $0.4 million primarily due to leasing activity throughout prior year 2024.

Office Same Store NOI increased $0.4 million primarily due to a lease commencement in 2024 and the timing of certain expense recoveries in the current period.
Portfolio Analysis
Comparison of the Three Months Ended March 31, 2025 to the Three Months Ended March 31, 2024
Net (Loss) Income
For the three months ended March 31, 2025, the Company recorded a net loss of $(53.4) million compared to a net income of $5.5 million for the three months ended March 31, 2024. The reasons for the change are discussed below.
The following table reconciles net (loss) income to NOI for the three months ended March 31, 2025 and three months ended March 31, 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024	Change	Percentage Change
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(53,401)	$5,470	$(58,871)	(1076)%
General and administrative expenses	8,553	9,680	(1,127)	(12)%
Corporate operating expenses to related parties	141	166	(25)	(15)%
Real estate impairment provision	51,957	1,376	50,581	3676%
Depreciation and amortization	25,439	23,415	2,024	9%
Interest expense	15,978	16,148	(170)	(1)%
Other income, net	(1,136)	(4,045)	2,909	(72)%
Loss (gain) from disposition of assets	479	(9,177)	9,656	(105)%
Goodwill impairment provision	—	4,594	(4,594)	(100)%
Transaction expenses	190	—	190	100%
Total NOI	$48,200	$47,627	$573	1%
The following table provides further detail regarding segment NOI:

	Three Months Ended March 31,
	2025	2024	Change	Percentage Change
Industrial NOI
Industrial revenues	$24,033	$14,833	$9,200	62%
Industrial operating expenses	(3,221)	(2,316)	905	39%
Industrial NOI	20,812	12,517	8,295	66%

Office NOI
Office revenues	32,938	32,999	(61)	—%
Office operating expenses	(5,550)	(5,485)	65	1%
Office NOI	27,388	27,514	(126)	—%

Other NOI
Other revenues	—	11,395	(11,395)	(100)%
Other operating expenses	—	(3,799)	(3,799)	(100)%
Other NOI	—	7,596	(7,596)	(100)%
Total NOI	$48,200	$47,627	$573	1%
NOI
Total NOI increased by $0.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.

Industrial NOI increased $8.3 million primarily due to the acquisition of the IOS Portfolio and increased leasing activity throughout prior year 2024.
Office NOI decreased $0.1 million primarily due to property dispositions in 2024 and 2025, partially offset by a lease commencement in 2024 and the timing of certain expense recoveries in the current period.
Other NOI decreased $7.6 million due to property dispositions that resulted in the elimination of the Other segment as of December 31, 2024.
General and Administrative Expense
General and administrative expense decreased $1.1 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024, primarily due to a decrease in share-based compensation expenses, professional fees, and insurance expenses.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024.
Real Estate Impairment
Real estate impairment increased approximately $50.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 due to additional real estate impairments in the Office segment recorded in the current quarter.
Depreciation and Amortization
Depreciation and amortization increased by approximately $2.0 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the acquisition of the IOS Portfolio in the fourth quarter of 2024, partially offset by property dispositions and impairments.
Interest Expense
Interest expense decreased approximately $0.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to debt payoffs in 2024, partially offset by (i) secured mortgage loans entered into in November 2024 and (ii) a reduction in interest swap payments.
Other Income, Net
The decrease in other income, net of $2.9 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 is primarily due to a decrease in interest income earned from money market accounts.
Goodwill Impairment Provision
Goodwill impairment decreased approximately $4.6 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to the goodwill impairment in the first quarter of 2024 related to the Other segment. There was no goodwill impairment during the three months ended March 31, 2025.
Loss From Disposition of Assets
The Company generated a loss of $0.5 million from disposition of assets for the three months ended March 31, 2025 as compared to a gain of $9.2 million from the disposition of assets for the three months ended March 31, 2024.
Transaction Expenses
Transaction expenses increased by $0.2 million for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 primarily due to increased transactional activities during the current quarter.

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
There have been no significant changes to the critical accounting policies and estimates during the period covered by this report. For a summary of certain of our critical accounting policies and estimates, refer to our filed Annual Report on Form 10-K for the year ended December 31, 2024 and Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements under Item 1 of this report on Form 10-Q.

Funds from Operations, Core Funds from Operations, and Adjusted Funds from Operations
We use Funds from Operations (“FFO”), Core Funds from Operation (“Core FFO”) and Adjusted Funds from Operations (“AFFO”) as supplemental financial measures of our performance. These measures are used by management as supplemental financial measures of operating performance. We do not use these measures as, nor should they be considered to be, alternatives to net earnings computed under GAAP, as indicators of our operating performance, as alternatives to cash from operating activities computed under GAAP or as indicators of our ability to fund our cash needs.
The summary below describes the way we use of these measures, provides information regarding why we believe these measures are meaningful supplemental measures of performance and reconciles these measures from net income or loss, the most directly comparable GAAP measures.
FFO
We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is defined as net income or loss computed in accordance with GAAP, excluding gains (losses) from sales of depreciable real estate assets, impairment losses of depreciable real estate assets, real estate related depreciation and amortization and after adjustments for unconsolidated joint ventures. FFO is used to facilitate meaningful comparisons of operating performance between periods and among other REITs, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) from real estate sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can help facilitate comparisons of operating performance between periods and among other REITs. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
Core FFO
We compute Core FFO by adjusting FFO, as defined by NAREIT, to exclude certain items such as goodwill impairment, gain or loss from the extinguishment of debt, unrealized gains or losses on derivative instruments, transaction costs, lease termination fees, and other items not related to ongoing operating performance of our properties. We believe that Core FFO is a useful supplemental measure in addition to FFO because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. As with FFO, our reported Core FFO may not be comparable to Core FFO as defined by other REITs.

AFFO
AFFO is presented in addition to Core FFO. AFFO further adjusts Core FFO for certain other non-cash items, including straight-line rent adjustment, amortization of share-based compensation, deferred rent, amortization of in-place lease valuation and other non-cash transactions. We believe AFFO provides a useful supplemental measure of our operating performance and is useful in comparing our operating performance with other REITs that may not be involved in similar transactions or activities. As with Core FFO, our reported AFFO may not be comparable to AFFO as defined by other REITs.

Our calculation of FFO, Core FFO, and AFFO is presented in the following table for the three months ended March 31, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net (loss) income	$(53,401)	$5,470
Adjustments:
Depreciation of building and improvements	17,147	15,564
Amortization of leasing costs and intangibles	8,387	7,947
Impairment provision, real estate	51,957	1,376
Loss (gain) from disposition of assets, net	479	(9,177)
FFO	24,569	21,180
FFO attributable to common shareholders and limited partners (1)	$24,569	$21,180

Reconciliation:
FFO attributable to common shareholders and limited partners (1)	$24,569	$21,180
Adjustments:
Impairment provision, goodwill	—	4,594
Unrealized loss (gain) on investments	23	(189)
Employee separation expense	32	—
Transaction expenses	190	—
Lease termination adjustments	(375)	—
Other activities adjustment	178	—
Core FFO attributable to common shareholders and noncontrolling interests	$24,617	$25,585

Adjustments:
Straight-line rent adjustment	(1,150)	(826)
Deferred rent - ground lease	423	416
Amortization of share-based compensation	1,452	1,432
Amortization of above/(below) market rent, net	(1,862)	(259)
Amortization of debt premium/(discount), net	(144)	107
Amortization of ground leasehold interests	(96)	(97)
Amortization of below tax benefit amortization	368	372
Amortization of deferred financing costs	1,212	1,050
AFFO available to common shareholders and limited partners	$24,820	$27,780

FFO per share/unit, basic and diluted	$0.62	$0.54
Core FFO per share/unit, basic and diluted	$0.62	$0.65
AFFO per share/unit, basic and diluted	$0.62	$0.70

Weighted-average common shares outstanding - basic and diluted shares	36,726,154	36,309,019
Weighted-average OP Units outstanding (1)	2,989,355	3,218,826
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,715,509	39,527,845
(1)Represents weighted-average outstanding OP Units that are owned by unitholders other than Peakstone Realty Trust. Represents the noncontrolling interest in the Operating Partnership.

NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP financial measure calculated as net income or loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, impairment of goodwill, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss, termination income, and equity in earnings of any unconsolidated real estate joint ventures. NOI on a cash basis (“Cash NOI”) is NOI adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. We believe that NOI and Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI and Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI and Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
Because NOI and Cash NOI exclude depreciation and amortization and capture neither the changes in the value of our properties that result from use or market conditions, nor the level of capital expenditures and capitalized leasing commissions necessary to maintain the operating performance of our properties, all of which have real economic effect and could materially impact our results from operations, the utility of NOI and Cash NOI as measures of our performance is limited. Therefore, NOI and Cash NOI should not be considered as alternatives to net income or loss, as computed in accordance with GAAP. NOI and Cash NOI may not be comparable to similarly titled measures of other companies.
Our calculation of each of NOI and Cash NOI are presented in the following tables for three months ended March 31, 2025 and 2024 (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(53,401)	$5,470
General and administrative expenses	8,553	9,680
Corporate operating expenses to related parties	141	166
Real estate impairment provision	51,957	1,376
Depreciation and amortization	25,439	23,415
Interest expense	15,978	16,148
Other income, net	(1,136)	(4,045)
Loss (gain) from disposition of assets	479	(9,177)
Goodwill impairment provision	—	4,594
Transaction expenses	190	—
Total NOI	$48,200	$47,627

	Three Months Ended March 31,
	2025	2024
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$20,812	$12,517
Straight-line rent	(951)	(604)
Amortization of acquired lease intangibles	(1,715)	(96)
Deferred termination income	277	—
Industrial Cash NOI	18,423	11,817

Office Segment:
Office NOI	27,388	27,514
Straight-line rent	(199)	(689)
Amortization of acquired lease intangibles	(147)	(126)
Deferred termination income	(652)	—
Deferred ground/Office lease	423	433
Other intangible amortization	368	372
Office Cash NOI	27,181	27,504

Other Segment:
Other NOI	—	7,596
Straight-line rent	—	467
Amortization of acquired lease intangibles	—	(37)
Deferred ground/Office lease	—	(17)
Other Cash NOI	—	8,009
Total Cash NOI	$45,604	$47,330

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
Sources of Liquidity
Cash Resources
As of March 31, 2025, we had approximately $204.0 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, the impact of our disposition activities and general financial and economic conditions.

Credit Facility
As of March 31, 2025, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $465.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of March 31, 2025, the available undrawn capacity under the Revolving Credit Facility was $82.0 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of March 31, 2025, we have not sold any shares under the ATM program.
Other Potential Sources of Capital
Other potential sources of capital include proceeds from private or public offerings of our common shares, proceeds from secured or unsecured financings from banks or other lenders, including debt assumed in a real estate transaction, and entering into joint venture arrangements to invest in assets. If necessary, we may use other sources of capital in the event of unforeseen expenditures.

Uses of Liquidity
During the 12 months following March 31, 2025 and thereafter, we expect our significant cash requirements will include:
•making scheduled principal and interest payments on our outstanding debt obligations (see “Debt and Ground Lease Obligations” section below);
•paying dividends and distributions to shareholders and holders of OP Units, as applicable (refer to “Dividends and Distributions” section below);
•making scheduled ground lease obligations (see “Debt and Ground Lease Obligations” section below);
•funding future capital expenditure projects, leasing commissions and tenant improvements (as of March 31, 2025, the aggregate remaining contractual commitment was approximately $8.0 million); and
•other normal recurring operating expenses.
Debt and Ground Lease Obligations
The following amounts represent our debt and ground lease obligations for the next 12 months following March 31, 2025 and thereafter:

Debt and Ground Lease Obligations	Total Payments	Remaining 2025	Thereafter
Outstanding debt obligations (1)	$1,360,326	$—	$1,360,326
Interest on outstanding debt obligations (2)	269,743	58,441	211,302
Ground lease obligations	260,364	1,703	258,661
Total	$1,890,433	$60,144	$1,830,289
(1)Amounts only include principal payments. The payments on our secured debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at March 31, 2025. Projected interest payments on our KeyBank Loans are based on the Contractual Interest Rates (refer to “Outstanding Indebtedness” section below) in effect at March 31, 2025.
Dividends and Distributions
Dividends and distributions, as applicable, will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends and distributions, as applicable, on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended March 31, 2025, our Board declared an all-cash dividend in the amount of $0.225 per common share and all-cash distribution in the amount of $0.225 per OP Unit.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends and distributions paid deduction and excluding net capital gain, to our shareholders and holders of OP Units. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of March 31, 2025, the Company believes it has satisfied the REIT requirements and distributed all of its taxable income.

Outstanding Indebtedness
As of March 31, 2025 and December 31, 2024, the Company’s consolidated debt consisted of the following:

	March 31, 2025	December 31, 2024	Contractual Interest Rate (1)	Effective Interest Rate (2)	Loan Maturity (3)
Secured Debt
BOA II Loan(4)	$250,000	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(5)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(6)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(7)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	360,326	360,326		4.77%
Unsecured Debt
Revolving Loan	465,000	465,000	SOF Rate + 1.65%	5.05%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate + 1.25%	3.36%	April 2026
2028 Term Loan I	210,000	210,000	SOF Rate + 1.60%	3.72%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.60%	3.72%	October 2028 (8)
Total Unsecured Debt	1,000,000	1,000,000		4.28%
Total Debt	1,360,326	1,360,326		4.41%
Unamortized Deferred Financing Costs and Discounts, net	(14,640)	(15,707)
Total Debt, net	$1,345,686	$1,344,619
(1)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of March 31, 2025, the applicable rates were 4.31% (SOFR, as calculated per the credit facility), plus spreads of 1.25% (2026 Term Loan), 1.60% (2028 Term Loan I), 1.60% (2028 Term Loan II), and 1.65% (Revolving Loan) and a 0.1% index.
(2)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's $750.0 million floating to fixed interest rate swaps maturing on July 1, 2025, which have the effect of converting SOFR to a weighted average fixed rate of 1.97% (Note: The Company entered into forward-starting, floating to fixed interest rate swaps with a notional amount of $550.0 million. These swaps become effective July 1, 2025, mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. Refer to 6. Interest Contracts.). The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.04%.
(3)Reflects the loan maturity dates as of March 31, 2025.
(4)The BOA II Loan has a fixed-rate of interest and is secured by properties located in Chicago, Illinois; Columbus, Ohio; Las Vegas, Nevada; and Birmingham, Alabama.
(5)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(6)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(7)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(8)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.

Debt Covenants
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants.
The Company was in compliance with all of its debt covenants as of March 31, 2025.

Summary of Cash Flows
Comparison of cash flow activity as of March 31, 2025 and March 31, 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Net cash provided by operating activities	$20,216	$16,191	$4,025
Net cash provided by investing activities	$46,888	$60,527	$(13,639)
Net cash used in financing activities	$(9,324)	$(30,264)	$20,940
Cash and cash equivalents and restricted cash were $212.0 million and $447.5 million as of March 31, 2025 and March 31, 2024 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the three months ended March 31, 2025, we generated $20.2 million in cash from operating activities compared to $16.2 million for the three months ended March 31, 2024. The increase in cash from operating activities was primarily attributable to an increase in cash flows from our Same Store portfolio, partially offset by changes in working capital.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$33,004	$62,414	$(29,410)
Proceeds from repayment of note receivable	15,000	—	15,000
Total sources of cash provided by investing activities	$48,004	$62,414	$(14,410)
Uses of cash for investing activities:
Payments for construction in progress	$(1,116)	$(1,846)	$730
Purchase of investments	—	(41)	41
Total uses of cash used in investing activities	$(1,116)	$(1,887)	$771
Net cash provided by investing activities	$46,888	$60,527	$(13,639)
Financing Activities. Cash used in financing activities for the three months ended March 31, 2025 and 2024 consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Sources of cash provided by (used in) financing activities:
Total sources of cash provided by financing activities	$—	$—	$—
Uses of cash for financing activities:
Principal payoff of secured indebtedness - Mortgage Debt	—	(18,868)	18,868
Principal amortization payments on secured indebtedness	—	(1,594)	1,594
Deferred financing costs	—	(682)	682
Offering costs	(10)	86	(96)
Repurchase of common shares to satisfy employee tax withholding requirements	(113)	(79)	(34)
Distributions to noncontrolling interests	(672)	(724)	52
Dividends to common shareholders	(8,318)	(8,193)	(125)
Financing lease payment	(211)	(210)	(1)
Total sources of cash used in financing activities	$(9,324)	$(30,264)	$20,940
Net cash used in financing activities	$(9,324)	$(30,264)	$20,940

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In this section, market risk generally refers to risks that affect market sensitive instruments, such as changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other relevant market changes. In this context, the primary market risk to which we believe we may be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt, which may result from factors that are beyond our control. Our current indebtedness consists of the KeyBank loans and other loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading purposes.
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
As of March 31, 2025, our debt, excluding unamortized deferred financing cost and discounts/premiums, consisted of approximately $1.1 billion in fixed rate debt (including the effect of interest rate swaps) and $250.0 million of variable rate debt. As of March 31, 2025, the effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our Interest Rate Swaps, would decrease our future earnings and cash flows by approximately $4.6 million annually.
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
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2025, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2025, the Company did not repurchase any shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
3.3	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686
3.4	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
10.1*	Form of Restricted Stock Unit Agreement (Trustees) for 2025
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Peakstone Realty Trust financial information for the period ended March 31, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	May 8, 2025	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)