Form 10-Q
period 2025-06-30
Peakstone Realty Trust
filed 2025-08-07
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2025, there were 36,790,867 common shares outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; political uncertainty in the U.S.; the impact of tariffs and global trade disruptions on us and our tenants; market volatility; inflation; any potential recession or threat of recession; interest rates; disruption in the debt and banking markets; concentration in asset type; tenant concentration, geographic concentration, and the financial condition of our tenants; whether we are able to monitor the credit quality of our tenants and/or their parent companies and guarantors; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to repay debt and comply with our obligations under our indebtedness; the attractiveness of industrial and/or office assets; whether we will be successful in renewing leases or selling an applicable property, as leases expire; whether we will re-lease available space above or at current market rental rates; future financial and operating results; our ability to manage cash flows; our ability to manage expenses, including as a result of tenant failure to maintain our net-leased properties; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; changes in zoning, occupancy and land use regulations and/or changes in their applicability to our properties; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a real estate investment trust (a "REIT") within the meaning of Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income or loss, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our business plans, objectives, expectations and intentions, including any acquisitions, investments, or dispositions, including our acquisition of industrial outdoor storage assets (“IOS”); our intention to sell all of our remaining office properties and the anticipated timing of, and the impact on our business (including our leverage) from, such divestment; our ability to meet budgeted or stabilized returns on our redevelopment projects within expected time frames, or at all; whether we will succeed in our investment objectives; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; and other factors, including those risks disclosed in “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10-K and any subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission.

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

Notice Regarding Non-GAAP Financial Measures
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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$264,392	$146,514
Restricted cash	8,319	7,696
Real estate:
Land	392,592	450,217
Building and improvements	1,456,832	1,952,742
In-place lease intangible assets	270,355	380,599
Construction in progress	1,673	1,017
Total real estate	2,121,452	2,784,575
Less: accumulated depreciation and amortization	(415,188)	(520,527)
Total real estate, net	1,706,264	2,264,048
Assets held for sale, net	6,945	—
Above-market lease and other intangible assets, net	15,626	28,015
Deferred rent receivable	54,514	60,371
Deferred leasing costs, net	11,209	13,865
Goodwill	68,373	68,373
Right-of-use lease assets	32,161	32,967
Interest rate swap asset, at fair value	—	15,974
Other assets	22,767	38,409
Total assets	$2,190,570	$2,676,232
LIABILITIES AND EQUITY
Debt, net	$1,246,767	$1,344,619
Interest rate swap liability, at fair value	4,625	—
Distributions payable	8,560	8,477
Below-market lease and other intangible liabilities, net	42,222	46,976
Right-of-use lease liabilities	46,734	46,887
Accrued expenses and other liabilities	65,177	77,251
Liabilities held for sale	248	—
Total liabilities	$1,414,333	$1,524,210

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 36,789,879 and 36,733,327 shares outstanding in the aggregate as of June 30, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	3,022,396	3,016,804
Cumulative distributions	(1,126,045)	(1,109,215)
Accumulated earnings	(1,152,961)	(838,279)
Accumulated other comprehensive (loss) income	(3,121)	15,874
Total shareholders’ equity	740,306	1,085,221
Noncontrolling interests	35,931	66,801
Total equity	776,237	1,152,022
Total liabilities and equity	$2,190,570	$2,676,232
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Rental income	$54,026	$55,952	$110,997	$115,179
Expenses:
Property operating expense	4,714	6,017	9,359	13,106
Property tax expense	3,920	4,513	8,047	9,023
General and administrative expenses	8,449	9,116	17,001	18,796
Corporate operating expenses to related parties	141	169	281	336
Real estate impairment provision	286,126	6,505	338,083	7,881
Depreciation and amortization	23,370	22,998	48,809	46,413
Total expenses	326,720	49,318	421,580	95,555
(Loss) income before other income (expenses)	(272,694)	6,634	(310,583)	19,624
Other income (expenses):
Interest expense	(15,135)	(15,845)	(31,112)	(31,994)
Other income, net	2,335	5,167	3,469	9,213
(Loss) gain from disposition of assets	(1,066)	(57)	(1,545)	9,120
Goodwill impairment provision	—	—	—	(4,594)
Transaction expenses	(200)	—	(391)	—
Net (loss) income	(286,760)	(4,101)	(340,162)	1,369
Net loss (income) attributable to noncontrolling interests	21,460	333	25,479	(112)
Net (loss) income attributable to common shareholders	$(265,300)	$(3,768)	$(314,683)	$1,257

Basis and diluted earnings per common share:
Net (loss) income attributable to common shareholders per share, basic and diluted	$(7.22)	$(0.11)	$(8.57)	$0.03
Weighted-average number of common shares outstanding - Basic and Diluted	36,748,176	36,349,950	36,737,067	36,329,485
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(286,760)	$(4,101)	$(340,162)	$1,369
Other comprehensive (loss) income:
Change in fair value of swap agreements	(8,451)	(4,301)	(20,537)	(4,170)
Total comprehensive loss	(295,211)	(8,402)	(360,699)	(2,801)
Comprehensive loss attributable to noncontrolling interests	22,092	683	27,022	227
Comprehensive loss attributable to common shareholders	$(273,119)	$(7,719)	$(333,677)	$(2,574)
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Share-based compensation	41,674	—	1,579	—	—	—	1,579	—	1,579
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(4,875)	—	(79)	—	—	—	(79)	—	(79)
Dividends declared to common shareholders	—	—	—	(8,273)	—	—	(8,273)	—	(8,273)
Exchange of noncontrolling interests	5,664	—	486	—	—	—	486	(486)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	5,025	—	5,025	445	5,470
Other comprehensive income	—	—	—	—	—	121	121	12	133
Balance as of March 31, 2024	36,346,608	$36	$2,992,071	$(1,084,273)	$(822,829)	$25,938	$1,110,943	$90,877	$1,201,820
Share-based compensation	24,132	1	2,232	—	—	—	2,233	—	2,233
Dividends declared to common shareholders	—	—	—	(8,336)	—	—	(8,336)	—	(8,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(724)	(724)
Net loss	—	—	—	—	(3,768)	—	(3,768)	(333)	(4,101)
Other comprehensive loss	—	—	—	—	—	(3,952)	(3,952)	(349)	(4,301)
Balance as of June 30, 2024	36,370,740	$37	$2,994,303	$(1,092,609)	$(826,597)	$21,986	$1,097,120	$89,471	$1,186,591

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
Share-based compensation	19,975	—	1,452	—	—	—	1,452	—	1,452
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(9,673)	—	(113)	—	—	—	(113)	—	(113)
Dividends declared to common shareholders	—	—	—	(8,410)	—	—	(8,410)	—	(8,410)
Exchange of noncontrolling interests	18,541	—	1,560	—	—	—	1,560	(1,560)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(668)	(668)
Net loss	—	—	—	—	(49,382)	—	(49,382)	(4,019)	(53,401)
Other comprehensive loss	—	—	—	—	—	(11,176)	(11,176)	(910)	(12,086)
Balance as of March 31, 2025	36,762,170	$37	$3,019,703	$(1,117,625)	$(887,661)	$4,698	$1,019,152	$59,644	$1,078,796
Share-based compensation	17,047	—	1,737	—	—	—	1,737	—	1,737
Dividends declared to common shareholders	—	—	—	(8,420)	—	—	(8,420)	—	(8,420)
Exchange of noncontrolling interests	10,662	—	956	—	—	—	956	(956)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(665)	(665)
Net loss	—	—	—	—	(265,300)	—	(265,300)	(21,460)	(286,760)
Other comprehensive loss	—	—	—	—	—	(7,819)	(7,819)	(632)	(8,451)
Balance as of June 30, 2025	36,789,879	$37	$3,022,396	$(1,126,045)	$(1,152,961)	$(3,121)	$740,306	$35,931	$776,237

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Six Months Ended June 30,
	2025	2024
Operating Activities:
Net (loss) income	$(340,162)	$1,369

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	32,865	30,988
Amortization of leasing costs and intangibles, including ground leasehold interests and leasing costs	16,685	16,170
Amortization of above- and (below-market) leases, net	(3,969)	(631)
Amortization of deferred financing costs and debt premium	2,148	2,221
Amortization of swap interest	63	63
Deferred rent	(1,564)	(1,831)
Net loss (gain) from disposition of assets	1,545	(9,120)
Gain from investments	(50)	(236)
Real estate impairment provision	338,083	7,881
Goodwill impairment provision	—	4,594
Share-based compensation	3,189	3,811
Discount amortization - note receivable	(60)	(298)
Change in operating assets and liabilities:
Other assets	847	73
Accrued expenses and other liabilities	(9,880)	(14,326)
Net cash provided by operating activities	39,740	40,728

Investing Activities:
Acquisition of properties, net	(1,000)	—
Proceeds from disposition of properties	186,975	69,940
Payments for construction in progress	(3,769)	(2,029)
Purchase of investments	—	(41)
Proceeds from repayment of note receivable	15,000	—
Net cash provided by investing activities	197,206	67,870

	Six Months Ended June 30,
	2025	2024
Financing Activities:
Principal pay down of indebtedness - credit facility	(100,000)	—
Principal payoff of secured indebtedness - mortgage debt	—	(24,563)
Principal amortization payments on secured indebtedness	—	(2,984)
Deferred financing costs	—	(2,647)
Offering costs	(37)	91
Repurchase of common shares to satisfy employee tax withholding requirements	(112)	(79)
Distributions to noncontrolling interests	(1,339)	(1,447)
Dividends to common shareholders	(16,741)	(16,466)
Financing lease payment	(215)	(217)
Net cash used in financing activities	(118,444)	(48,312)
Net increase in cash, cash equivalents and restricted cash	118,501	60,286
Cash, cash equivalents and restricted cash at the beginning of the period	154,210	401,010
Cash, cash equivalents and restricted cash at the end of the period	$272,711	$461,296

Supplemental disclosure of cash flow information:
Cash paid for interest	$28,964	$28,990

Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$8,420	$8,336
Distributions payable to noncontrolling interests	$665	$724
Common share redemptions funded subsequent to period-end	$500	$—
Exchange of noncontrolling interest to common stock	$2,516	$486
Accrued for construction in progress	$22	$—
Accrued tenant obligations and other	$6,492	$2,800
(Decrease) increase in fair value swap agreement	$(20,537)	$(4,170)
Note receivable, net	$60	$(14,286)
Contribution in unconsolidated joint venture	$—	$(3,050)
Note payable in unconsolidated joint venture	$—	$3,050
Capitalized transaction costs accrued	$283	$—

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (“PKST” or the “Company”) is a real estate investment trust executing a strategic transition to become an industrial-only REIT, targeting growth in the industrial outdoor storage (“IOS”) sector. As part of this transition, the Company is actively reshaping its portfolio by divesting its office properties and increasing its exposure to IOS. The Company’s fiscal year ends on December 31, 2025.

PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of June 30, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 92.6% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of June 30, 2025, our portfolio is comprised of 94 properties, consisting of 89 operating properties and 5 redevelopment properties (those designated for redevelopment or repositioning) reported in two segments - Industrial and Office.
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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Segment Information
As of June 30, 2025, the Company has two reportable segments: Industrial and Office. The Industrial segment consists of i) IOS properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. The Office segment includes office, R&D and data center properties. Prior to December 31, 2024, the Company presented a third reportable segment, Other, which consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. On December 31, 2024, the Company sold the final property in its Other segment, and as a result, the Other segment was eliminated. The Company presented the results of the Other segment through the year ended December 31, 2024. See Note 14, Segment Reporting, for details regarding each of the Company’s segments.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Unvested Restricted Shares(1)	132,400	420,964	335,714	445,081
.
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
Restricted Cash
Restricted cash is presented on the consolidated balance sheets and consists primarily of reserves that the Company funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of
	June 30, 2025	December 31, 2024
Cash reserves	$5,122	$4,092
Restricted lockbox	3,197	3,604
Total restricted cash	$8,319	$7,696

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of June 30, 2025, the Company believes it has satisfied the REIT requirements.
Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
Recently Issued Accounting Pronouncements
On November 4, 2024, the FASB issued ASU 2024-03, which requires public business entities to provide disaggregated disclosures of certain expense categories that are included in the income statement. The guidance does not change the presentation of expenses on the face of the income statement but mandates additional tabular disclosures for line items in continuing operations. Expenses that are already disclosed under existing U.S. GAAP should be incorporated into these disaggregated disclosures, while any remaining amounts should be described qualitatively. This guidance is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. The disclosures will be required on both an annual and interim basis. The Company is currently evaluating the potential impact of adopting ASU 2024-03 on our consolidated financial statements and related disclosures.
3.     Real Estate
The following table summarizes the Company’s gross investment in real estate as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Land	$392,592	$450,217
Building and improvements	1,456,832	1,952,742
In-place lease intangible assets	270,355	380,599
Construction in progress	1,673	1,017
Total real estate	$2,121,452	$2,784,575
Depreciation expense for buildings and improvements for the three months ended June 30, 2025 and 2024 was $15.7 million and $15.4 million, respectively. Amortization expense for intangibles, including but not limited to, in-place lease intangible assets for the three months ended June 30, 2025 and 2024 was $7.7 million and $7.7 million, respectively.
Depreciation expense for buildings and improvements for the six months ended June 30, 2025 and 2024 was $32.9 million and $31.0 million, respectively. Amortization expense for intangibles, including but not limited to, in-place lease intangible assets for the six months ended June 30, 2025 and 2024 was $16.1 million and $15.6 million, respectively.
Acquisitions of Real Estate
The Company had no acquisitions of real estate during the six months ended June 30, 2025.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Dispositions of Real Estate
The following tables summarize the Company’s dispositions during the six months ended June 30, 2025 and June 30, 2024:

2025 Dispositions	Office Segment Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended March 31, 2025 (1)	2	251,200	$34,031	$(479)
Three Months Ended June 30, 2025 (2)	7	836,500	158,400	(1,066)
Total for the Six Months Ended June 30, 2025 (3)	9	1,087,700	$192,431	$(1,545)
(1)Consisted of Office segment properties located in Hunt Valley, MD and Fort Worth, TX.
(2)Consisted of Office segment properties located in Fort Mill, SC (2); North Huntingdon, PA; Wake Forest, NC (2); Cranberry Township, PA; and Carmel, IN.

2024 Dispositions	Office Segment Dispositions	Other Segment Dispositions	Total Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended March 31, 2024 (1)	1	3	4	1,233,100	$79,525	$9,177
Three Months Ended June 30, 2024 (2)	—	1	1	56,600	8,650	(57)
Total for the Six Months Ended June 30, 2024	1	4	5	1,289,700	$88,175	$9,120
(1)Consisted of an Office segment property located in Johnston, IA and Other segment properties located in Columbia, MD; Jefferson City, MO and Houston, TX.
(2)Consisted of an Other segment property located in Mechanicsburg, PA.
Real Estate Held for Sale
The Company generally classifies real estate assets as held for sale when it believes it is probable that the disposition will occur within one year. When the Company classifies an asset as held for sale, it compares the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, the Company reduces the carrying value to the fair value less estimated cost to sell. The Company will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted.
As of June 30, 2025, one Office segment property met the criteria for classification as held for sale and was recorded at fair value less estimated cost to sell. Subsequent to June 30, 2025, the property was sold. As of December 31, 2024, no properties met the criteria for classification as held for sale. The following summary presents the major components of assets and liabilities related to real estate properties held for sale as of June 30, 2025:

ASSETS	June 30, 2025
Land	$1,499
Building and improvements	5,789
In-place lease intangible assets	2,277
Total real estate	9,565
Less: accumulated depreciation	(2,800)
Total real estate, net	6,765
Deferred rent receivable	147
Other assets	33
Total real estate and other assets held for sale	$6,945

LIABILITIES
Below-market lease and other intangible liabilities, net	$31
Accrued expenses and other liabilities	217
Liabilities of real estate assets held for sale	$248

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate Impairments
Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing (i) the carrying amounts of the assets and (ii) the estimated undiscounted cash flows (which requires estimates of future market and economic conditions, including assumptions related to estimated selling prices, anticipated hold periods, potential vacancies, capitalization rates, market rental income amounts subsequent to the expiration of current lease agreements, and property operating expenses). When the carrying amounts of the real estate assets are not recoverable based on the estimated undiscounted cash flows, the Company calculates an impairment charge in the amount the carrying value exceeds the estimated fair value of the real estate asset as of the measurement date.
During the six months ended June 30, 2025, the Company recorded real estate impairments of $338.1 million related to 25 properties. The impairments related primarily to Office segment properties and resulted from shortened anticipated hold periods and estimated selling prices. The following tables summarize the Company’s real estate impairments for the six months ended June 30, 2025 and 2024:

2025 Impairments	Number of Properties	Impairment Amount
Office Segment	6	$51,957
Three Months Ended March 31, 2025	6	$51,957
Office Segment	18	282,967
Industrial Segment	1	3,159
Three Months Ended June 30, 2025	19	$286,126
Total for the Six Months Ended June 30, 2025	25	$338,083

2024 Impairments	Number of Properties	Impairment Amount
Other Segment	1	$1,376
Three Months Ended March 31, 2024	1	$1,376
Other Segment	1	6,505
Three Months Ended June 30, 2024	1	$6,505
Total for the Six Months Ended June 30, 2024	2	$7,881

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value related to in-place leases, above- and below-market lease intangibles, and other intangibles, net of the amortization for the six months ended June 30, 2025 and year ended December 31, 2024:

	June 30, 2025	December 31, 2024
In-place lease intangible assets	$270,355	$380,599
In-place lease intangible assets - accumulated amortization	(150,433)	(199,871)
In-place lease intangible assets, net (1)	$119,922	$180,728

Above-market lease intangible assets	$10,025	$17,652
Above-market lease intangible assets - accumulated amortization	(7,269)	(11,686)
Above-market lease intangible assets, net	2,756	5,966

Other intangible assets	20,411	32,028
Other intangible assets - accumulated amortization	(7,541)	(9,979)
Other intangible assets, net	12,870	22,049
Above-market lease and other intangible assets, net (1)	$15,626	$28,015

Below-market lease intangible liabilities	$(56,603)	$(58,200)
Land leasehold interest (above-market)	(3,072)	(3,072)
Below-market lease & land leasehold interest - accumulated amortization	17,535	14,412
Intangibles - other (above-market)	(82)	(116)
Below-market lease and other intangible liabilities, net (1)	$(42,222)	$(46,976)
(1)The weighted average remaining amortization period of the Company’s in-place leases, above- and below-market lease intangibles and other intangibles was 10.0 years and 10.1 years as of June 30, 2025 and December 31, 2024, respectively.
The amortization of the intangible assets and other leasing costs for the respective periods is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Above and below market leases, net	$(2,108)	$(372)	$(3,969)	$(631)
In-place lease intangible assets	$7,390	$7,197	$15,318	$14,647
Ground leasehold amortization (below market)	$(97)	$(96)	$(192)	$(193)
Other leasing costs amortization	$358	$473	$817	$971
4.    Investments in Unconsolidated Entities
As of August 28, 2024, the Company no longer has an investment in any unconsolidated entities. The Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), previously invested a combined $184.2 million for an approximately 49% interest in a joint venture (“Galaxy REIT, LLC” or the “Office Joint Venture”), through which it owned indirectly an approximate 49% interest in a 46-property office portfolio (the “JV Office Portfolio”). Following the impairment of the JV Office Portfolio as of September 30, 2023, the Company no longer recorded any equity income or losses related to the Office Joint Venture. On August 28, 2024, GRT VAO Sub transferred all of its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture. Rule 3-09 of Regulation S-X requires the Company to present the summarized financial statements of the Office Joint Venture below as of December 31, 2024 and for the three months ended June 30, 2024 for comparative periods.

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

The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Three Months Ended June 30,	Six Months Ended June 30,
	2024 (1)	2024 (2)
Total revenues	$43,181	$93,387
Expenses:
Operating expenses	(17,062)	(36,520)
General and administrative	(2,169)	(3,295)
Depreciation and amortization	(15,647)	(45,557)
Interest expense	(28,902)	(60,719)
Other income, net	479	741
Total Expenses	(63,301)	(145,350)
Net Loss	$(20,120)	$(51,963)
(1)Amounts represent the period of January 1 to March 31 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts represent the period of October 1 to March 31 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of June 30, 2025 and December 31, 2024, the Company’s consolidated debt consisted of the following:

	Carrying Value
	June 30, 2025	December 31, 2024	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan (3)	$250,000	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan (4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan (5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan (6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	360,326	360,326		4.77%
Unsecured Debt (7)
Revolving Loan (8)	365,000	465,000	SOF Rate + 1.80%	4.89%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate + 1.40%	3.51%	April 2026
2028 Term Loan I	210,000	210,000	SOF Rate + 1.75%	3.87%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.75%	3.87%	October 2028 (9)
Total Unsecured Debt	900,000	1,000,000		4.22%
Total Debt	1,260,326	1,360,326		4.38%
Unamortized Deferred Financing Costs and Discounts, net	(13,559)	(15,707)
Total Debt, net	$1,246,767	$1,344,619
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and for unsecured debt, is inclusive of the Company's $750.0 million floating to fixed interest rate swaps which matured on July 1, 2025, which have the effect of converting SOFR to a weighted average fixed rate of 1.97% (Note: The Company entered into forward-starting, floating to fixed interest rate swaps with a notional amount of $550.0 million. These swaps became effective July 1, 2025, mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. Refer to 6. Interest Contracts). The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.14%.
(2)Reflects the loan maturity dates as of June 30, 2025.
(3)The BOA II Loan has a fixed-rate of interest and is secured by four properties which are located in Chicago, Illinois; Columbus, Ohio; Las Vegas, Nevada; and Birmingham, Alabama.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of June 30, 2025, the applicable rates were 4.29% (SOFR, as calculated per the credit facility), plus spreads of 1.40% (2026 Term Loan), 1.75% (2028 Term Loan I), 1.75% (2028 Term Loan II), and 1.80% (Revolving Loan) and a 0.1% index.
(8)In April 2025, the Company made a $100.0 million paydown of its Revolving Loan.
(9)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Second Amended and Restated Credit Agreement
As of June 30, 2025, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 as amended by the following documents (collectively, the “Second Amended and Restated Credit Agreement”): First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of July 25, 2024 (the “Eighth Amendment”) and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of October 31, 2024 (the “Ninth Amendment”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $365.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”).
The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of June 30, 2025, the available undrawn capacity under the Revolving Credit Facility was $91.4 million.
Debt Covenant Compliance
Pursuant to the terms of the Company’s secured debt and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of June 30, 2025.
Future Minimum Principal Payments
The following summarizes the future scheduled principal repayments of all loans as of June 30, 2025 per the loan terms discussed above:

As of June 30, 2025
2025	$—
2026	150,000
2027	—
2028	1,000,000
2029	60,722
Thereafter	49,604
Total principal	1,260,326
Unamortized debt premium/(discount)	1,665
Unamortized deferred loan costs	(15,224)
Total	$1,246,767

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
Derivative Instruments
As of June 30, 2025 and December 31, 2024, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which consists of the KeyBank Loans as of both periods). The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at June 30, 2025 and December 31, 2024:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Assets

Current Interest Rate Swaps
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$—	$2,605	$150,000	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	—	1,732	100,000	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	—	1,291	75,000	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	—	938	125,000	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	—	748	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	—	747	100,000	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	—	738	100,000	100,000
Total				$—	$8,799	$750,000	$750,000

Forward Interest Rate Swaps(2)
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	$(798)	$1,346	$100,000	$100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(804)	1,341	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.60%	(895)	1,255	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.58%	(835)	1,310	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(802)	1,338	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.62%	(491)	585	50,000	50,000
Total				$(4,625)	$7,175	$550,000	$550,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of June 30, 2025, derivatives in an asset or liability position are included in the line item “Interest rate swap asset” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
(2)In connection with the Eighth Amendment, the Operating Partnership entered into certain interest rate swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps with a notional amount of $550.0 million. These swaps became effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Six Months Ended June 30,
	2025	2024
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$11,246	$(8,954)
Amount reclassified from AOCI into earnings under “Interest expense”	$9,291	$13,123
Total interest expense presented in the consolidated statement of operations in which the effects of cash flow hedges are recorded	$31,112	$31,994
During the twelve months subsequent to June 30, 2025, the Company estimates that an additional $1.2 million of its income will be recognized from AOCI into earnings.
The Company is not required to post collateral related to these agreements.
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Other liabilities	$25,463	$32,613
Interest payable	15,744	15,400
Deferred compensation	9,980	10,201
Prepaid tenant rent	7,861	9,867
Real estate taxes payable	3,044	3,492
Property operating expense payable	1,348	2,696
Accrued tenant improvements	1,189	2,402
Due to related parties	526	580
Accrued construction in progress	22	—
Total	$65,177	$77,251

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in applicable markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended June 30, 2025 and June 30, 2024.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of June 30, 2025 and December 31, 2024:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Observable Inputs	Significant Unobservable Inputs
June 30, 2025
Mutual Funds Asset	$10,413	$10,413	$—	$—
Interest Rate Swap Liability	$(4,625)	$—	$(4,625)	$—

December 31, 2024
Interest Rate Swap Asset	$15,974	$—	$15,974	$—
Mutual Funds Asset	$11,971	$11,971	$—	$—
Nonrecurring Measurement - Real Estate Impairment
2025 Real Estate Impairments
During the six months ended June 30, 2025, the Company recorded real estate impairments of approximately $338.1 million related to 25 properties (refer to Note 3, Real Estate for further details). In determining the fair value of the properties, (i) for ten Office segment properties, the Company performed discounted cash flow analyses based on significant assumptions primarily relating to market rent, discount rates, and terminal capitalization rates, which the Company considered as Level 3 measurements within the fair value hierarchy and (ii) for 14 Office segment properties and one Industrial segment property, the Company based its determination on an estimated selling price per square foot based on quoted market values, which the Company considered as Level 2 measurements within the fair value hierarchy.
2024 Real Estate Impairments
During the six months ended June 30, 2024, the Company recorded real estate impairments of approximately $7.9 million related to two Other segment properties. The Company based its determination on an estimated selling price per square foot based on quoted market values, which the Company considered as Level 2 measurements within the fair value hierarchy.
The following table is a summary of the quantitative information related to the non-recurring fair value measurement for the impairment of the Company's real estate properties for the six months ended June 30, 2025 and June 30, 2024:

		June 30, 2025		June 30, 2024
Range of Inputs	Fair Value Hierarchy	Office segment	Industrial segment	Other segment
Estimated selling price per square foot	Level 2	$44.00 - $234.00	$150.00	$63.00 - $134.00
Market rent per square foot	Level 3	$15.00 - $41.00	N/A	N/A
Terminal capitalization rates	Level 3	8.25% - 10.50%	N/A	N/A
Discount rates	Level 3	10.00% - 12.50%	N/A	N/A

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
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
2025 Goodwill Impairment
There was no impairment of goodwill recorded for the six months ended June 30, 2025.
As of June 30, 2025, the Company’s remaining goodwill balance was $68.4 million, all of which was allocated to the Industrial segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.
2024 Goodwill Impairment
During the six months ended June 30, 2024, the Company recorded a $4.6 million impairment of the goodwill allocated to the Other reporting unit. As a result of its Other segment sales during the period, the Company performed a quantitative assessment to estimate the fair value in the Other reporting unit. Based on the results, the Company concluded that it was more likely than not that the fair value of the Other reporting unit was less than the carrying amount, resulting in the goodwill impairment.
The Company estimated the fair value of the real estate in the Other segment by using the discounted cash flow method, which the Company considered as Level 3 measurements within the fair value hierarchy. The following is a summary of the quantitative fair value information used in the goodwill impairment calculation:

Range of Inputs	Reporting Unit: Other(1)
Market rent per square foot	$5.00 - $27.50
Discount rate	7.25% - 15.00%
Terminal capitalization rate	6.25% - 9.50%
(1)Note that the impairment of goodwill allocated to the Other reporting unit occurred as of March 31, 2024.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Financial Instruments at Fair Value
Financial instruments as of June 30, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of June 30, 2025 and December 31, 2024.
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

	June 30, 2025		December 31, 2024
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$233,187	$250,000	$226,870	$250,000
Florida Mortgage Loan	47,545	49,604	47,057	49,604
Georgia Mortgage Loan	37,105	37,722	36,381	37,722
Illinois Mortgage Loan	23,332	23,000	22,810	23,000
Total Secured Debt	$341,169	$360,326	$333,118	$360,326
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of June 30, 2025 and December 31, 2024. See Note 5, Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of June 30, 2025, there were 36,789,879 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of June 30, 2025, the Company has not sold any shares under the ATM.
Issuance of Restricted Shares - Long-Term Incentive Plan
On April 5, 2023, the Compensation Committee of the Board approved the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan (as amended, the “Plan”) which provides for the grant of share-based awards to the Company’s non-employee trustees, executive officers and other full-time employees of the Company or any affiliate of the Company, and certain persons who perform bona fide consulting or advisory services for the Company or any affiliate of the Company.
Awards granted under the Plan may consist of restricted share units and restricted shares (together, “Restricted Shares”), share options, share appreciation rights, distribution equivalent rights, profit interests in the Operating Partnership, and other equity-based awards.
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 4,063,478 shares. As of June 30, 2025, 2,417,838 common shares remained for issuance pursuant to awards granted under the Plan.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
As of June 30, 2025 and June 30, 2024, there was $8.9 million and $10.3 million, respectively, of unrecognized compensation expense remaining, which vests between six months and approximately 2.5 years.
Total compensation expense related to Restricted Shares for the three months ended June 30, 2025 and June 30, 2024 was approximately $1.7 million and $2.2 million, respectively. Total compensation expense related to Restricted Shares for the six months ended June 30, 2025 and June 30, 2024 was approximately $3.2 million and $3.8 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Shares of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2023	159,553
Granted	541,700	$11.63
Forfeited	(10,649)	$26.65
Vested	(298,038)	$28.09
Balance at December 31, 2024	392,566
Granted	541,585	$12.18
Forfeited	(59,254)	$15.56
Vested (1)	(55,855)	$23.04
Balance as of June 30, 2025	819,042
(1)    Total shares vested include 9,673 common shares that were withheld (i.e., forfeited) by employees during the six months ended June 30, 2025 to satisfy statutory tax withholding requirements associated with the vesting of Restricted Shares.
10.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of June 30, 2025, the limited partners of the Operating Partnership owned approximately 2.96 million OP Units consisting of approximately (i) 2.94 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined in below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of June 30, 2025, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 7.4% of total shares outstanding and 7.5% of weighted-average shares outstanding.
Subject to certain restrictions, all limited partners of the Operating Partnership have the right (the “Exchange Right”) to redeem their OP Units, pursuant and subject to the limited partnership agreement of the Operating Partnership and applicable contribution agreement, at an exchange price equal to the value of an equivalent number of common shares (“Share Value”). The Operating Partnership is obligated to satisfy the Exchange Right for cash equal to the Share Value unless the Company, as the general partner of the Operating Partnership, in its sole and absolute discretion, elects to directly (i) purchase the OP Units for cash equal to the Share Value or (ii) purchase the limited partner’s OP Units by issuing common shares of the Company for the OP Units, subject to certain transfer and ownership limitations included in the Company’s charter and the limited partnership agreement of the Operating Partnership.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following summarizes the activity for noncontrolling interests recorded as equity for the six months ended June 30, 2025 and June 30, 2024:

	Six Months Ended June 30,
	2025	2024
Beginning balance	$66,801	$91,629
Exchange of noncontrolling interests	(2,516)	(486)
Distributions to noncontrolling interest	(1,333)	(1,447)
Net (loss) income	(25,479)	112
Other comprehensive (loss) income	(1,542)	(337)
Ending balance	$35,931	$89,471
Redemption of OP Units from Self-Administration Transaction
In connection with the transaction that resulted in the internalization of management of Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”) in December 2018 (the “Self-Administration Transaction”), Griffin Capital, LLC (“GC LLC”), an entity controlled by our former Executive Chairman, Kevin A. Shields, and affiliated with Griffin Capital Company, LLC (“GCC”), the sponsor of our Predecessor, received OP units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC, the “Management Company”). GC LLC assigned approximately 50% of the OP Units received in connection with the Self-Administration Transaction to then participants in GC LLC’s long-term incentive plan. Mr. Shields is the plan administrator of such long-term incentive plan.
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
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction expenses and payable for the following periods (which are presented in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet):

	Incurred for the Six Months Ended		Payable as of
	June 30,		June 30,	December 31,
	2025	2024	2025	2024
Expensed
Office rent and related expenses	$281	$336	$—	$55
Other
Distributions	1,051	1,147	526	525
Total	$1,332	$1,483	$526	$580
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
As of June 30, 2025, the El Segundo sublease has an expiration date of June 30, 2026 and a monthly base rent of $0.04 million, subject to annual escalations of 3%.
As of June 30, 2025, the right-of-use lease asset and liability related to the El Segundo Sublease was approximately $0.5 million, which is included in Right-of-use lease assets and Right-of-use lease liabilities on the Company’s consolidated balance sheet.
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
The Company recognized $47.8 million and $49.2 million of lease income related to operating lease payments for the three months ended June 30, 2025 and June 30, 2024, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The Company's current third-party tenant leases have expirations ranging from 2025 to 2044. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of June 30, 2025, and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

June 30, 2025
Remaining 2025	$86,226
2026	172,526
2027	154,936
2028	140,381
2029	124,559
Thereafter	421,210
Total	$1,099,838
Lessee - Ground Leases
As of June 30, 2025, the Company is the tenant (lessee) under (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases were assigned to the Company as part of its acquisition of the applicable assets and no incremental costs were incurred for such ground leases. These ground leases are classified as non-cancelable and contain no renewal options.
Lessee - Office Leases
As of June 30, 2025, the Operating Partnership or a wholly-owned subsidiary is the tenant (lessee) under the following two office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois (“Chicago Office Lease”).

Lessee Summary - Ground Leases and Office Leases
For ground leases and office leases in which the Company is a lessee, the Company incurred costs of approximately $1.9 million and $1.9 million for the six months ended June 30, 2025 and June 30, 2024, respectively, which are included in “Property operating expense” and “Corporate operating expenses to related parties,” as applicable, in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million and $1.1 million for the six months ended June 30, 2025 and June 30, 2024, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate for the ground leases and office leases in which the Company is a lessee as of June 30, 2025:

	As of June 30, 2025
Lease Term and Discount Rate	Operating	Financing
Weighted-average remaining lease term in years	75.3	15.8
Weighted-average discount rate (1)	4.95%	3.55%
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Maturities of lease liabilities as of June 30, 2025 were as follows:

	As of June 30, 2025
	Operating	Financing
2025	$996	$353
2026	1,748	375
2027	1,527	381
2028	1,595	386
2029	1,630	391
Thereafter	247,063	2,681
Total undiscounted lease payments	254,559	4,567
Less: imputed interest	(210,560)	(1,832)
Total lease liabilities	$43,999	$2,735

13.    Commitments and Contingencies
Capital Expenditure Projects, Leasing, and Tenant Improvement Commitments
As of June 30, 2025 the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $6.2 million.

Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters in the ordinary course of business. As of June 30, 2025, the Company is not aware of any environmental condition that it believes will have a material adverse effect on the results of operations.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents segment NOI and net (loss) income for the three and six months ended June 30, 2025 and June 30, 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024 (1)	2025	2024
Industrial
Total Industrial revenues	$24,380	$14,554	$48,413	$29,387
Less:
Industrial property operating expense (2)	1,402	685	2,672	1,888
Industrial property tax expense (2)	1,905	1,015	3,854	2,130
Industrial NOI	21,073	12,854	41,887	25,369

Office
Total Office revenues	29,646	32,991	62,584	65,990
Less:
Office property operating expense (2)	3,312	3,442	6,687	6,782
Office property tax expense (2)	2,015	2,221	4,193	4,365
Office NOI	24,319	27,328	51,704	54,843

Other
Total Other revenues	—	8,407	—	19,802
Less:
Other property operating expense (2)	—	1,890	—	4,436
Other property tax expense (2)	—	1,277	—	2,528
Other NOI	—	5,240	—	12,838
Total NOI	$45,392	$45,422	$93,591	$93,050

Unallocated amounts:
Depreciation and amortization (3)	(23,370)	(22,998)	(48,809)	(46,413)
Real estate impairment provision (3)	(286,126)	(6,505)	(338,083)	(7,881)
General and administrative expenses (4)	(8,449)	(9,116)	(17,001)	(18,796)
Interest expense	(15,135)	(15,845)	(31,112)	(31,994)
Other income, net	2,335	5,167	3,469	9,213
Net (loss) gain from disposition of assets	(1,066)	(57)	(1,545)	9,120
Goodwill impairment provision	—	—	—	(4,594)
Corporate operating expenses to related parties	(141)	(169)	(281)	(336)
Transaction expenses	(200)	—	(391)	—
Net (loss) income	$(286,760)	$(4,101)	$(340,162)	$1,369
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

A reconciliation of net income (loss) to NOI for the three and six months ended June 30, 2025 and June 30, 2024 is as follows:

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Total NOI
Net (loss) income	$(286,760)	$(4,101)	$(340,162)	$1,369
General and administrative expenses	8,449	9,116	17,001	18,796
Corporate operating expenses to related parties	141	169	281	336
Real estate impairment provision	286,126	6,505	338,083	7,881
Depreciation and amortization	23,370	22,998	48,809	46,413
Interest expense	15,135	15,845	31,112	31,994
Other income, net	(2,335)	(5,167)	(3,469)	(9,213)
Loss (gain) from disposition of assets	1,066	57	1,545	(9,120)
Goodwill impairment provision	—	—	—	4,594
Transaction expenses	200	—	391	—
Total NOI	$45,392	$45,422	$93,591	$93,050

The following table presents the Company’s goodwill by segment as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Goodwill
Industrial	$68,373	$68,373
Total Goodwill	$68,373	$68,373
The following table presents the Company’s total real estate assets, net, which includes accumulated depreciation and amortization and excludes intangibles, for each segment as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
	2025	2024
Industrial Real Estate, net
Total real estate	$1,280,046	$1,281,815
Accumulated depreciation and amortization	(203,587)	(180,879)
Industrial real estate, net	1,076,459	1,100,936

Office Real Estate, net
Total real estate	841,406	1,502,760
Accumulated depreciation and amortization	(211,601)	(339,648)
Office real estate, net	629,805	1,163,112

Total Real Estate, net	$1,706,264	$2,264,048

Total Real Estate Held for Sale, net
Total real estate	$9,565	$—
Accumulated depreciation and amortization	(2,800)	—
Real estate held for sale, net	$6,765	$—
15.    Declaration of Dividends and Distributions
On May 6, 2025, the Board declared an all-cash dividend for the quarter ended June 30, 2025 in the amount of $0.225 per common share and an all-cash distribution in the amount of $0.225 per OP Unit. The Company paid such amounts on July 17, 2025 to shareholders and holders of OP Units of record as of June 30, 2025.

PEAKSTONE REALTY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
16.    Subsequent Events
Declaration of Dividends and Distributions
On August 5, 2025, the Board declared an all-cash dividend for the quarter ended September 30, 2025 in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit. Such amounts are payable on or about October 17, 2025 to shareholders and holders of OP Units of record as of September 30, 2025.

Acquisitions
Subsequent to quarter-end, the Company acquired two IOS properties for $52.4 million. The acquisitions include (i) a $42.0 million acquisition of a 27.0 usable acre IOS property located in Smyrna, GA, which was 100% leased at closing to two tenants with a 5.0-year weighted average lease term (“WALT”); and a (ii) $10.4 million acquisition of a 9.2 usable acre IOS property located in Port Charlotte, FL, which was 100% leased at closing to three tenants with a 6.8-year WALT.

Dispositions
Subsequent to quarter-end, the Company sold two Office segment properties located in Platteville, CO and Andover, MA for an aggregate gross sales price of $23.6 million.

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
Overview
Peakstone Realty Trust (“PKST” or the “Company”) is a real estate investment trust executing a strategic transition to become an industrial-only REIT, targeting growth in the industrial outdoor storage (“IOS”) sector. As part of this transition, the Company is actively reshaping its portfolio by divesting its office properties and increasing its exposure to IOS.

PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of June 30, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 92.6% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of June 30, 2025, the Company’s portfolio was comprised of 94 properties, consisting of 89 operating properties and five redevelopment properties (those designated for redevelopment or repositioning) reported in two segments – Industrial and Office.

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
By State:
The percentage of ABR by state for the Company’s portfolio as of June 30, 2025 is presented as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Arizona	$20,458	5	12.2%
Colorado	14,095	4	8.4
Massachusetts	12,865	3	7.7
California	12,797	2	7.6
New Jersey	11,773	8	7.0
Florida	10,945	8	6.5
Ohio	10,767	4	6.4
Tennessee	10,348	7	6.2
Alabama	9,597	1	5.7
Illinois	9,430	4	5.6
Subtotal	$123,075	46	73.3%
All Others (1)	44,921	48	26.7
Total	$167,996	94	100.0%
(1)     “All others” account for less than 4.9% of ABR on an individual state basis.
By Industry:
The percentage of ABR by industry for the Company’s portfolio as of June 30, 2025 is presented as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$34,155	24	20.3%
Consumer Discretionary Distribution & Retail	19,833	4	11.8
Materials	19,381	6	11.5
Food, Beverage & Tobacco	17,237	3	10.3
Consumer Services	11,340	2	6.8
Health Care Equipment & Services	10,144	3	6.0
Utilities	9,597	1	5.7
Consumer Durables & Apparel	7,832	2	4.7
Transportation	7,231	13	4.3
Technology Hardware & Equipment	5,474	2	3.3
Subtotal	$142,224	60	84.7%
All Others (2)	25,772	13	15.3
Total	$167,996	73	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.
(2)     “All others” account for less than 3.1% of total ABR on an individual industry basis.

Top Ten Tenants:
No lessee or property generated more than 7.1% of our total ABR as of June 30, 2025. The top 10 tenants by ABR for the Company’s portfolio as of June 30, 2025 is presented as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Keurig Dr. Pepper	$11,897	7.1%
Amazon	10,003	6.0
Southern Company Services	9,597	5.7
Maxar	7,916	4.7
Freeport McMoRan	7,867	4.7
RH	7,637	4.5
McKesson	6,433	3.8
Travel & Leisure, Co.	6,032	3.6
IGT	5,308	3.2
International Paper Company	5,234	3.1
Subtotal	$77,924	46.4%
All Others (1)	90,072	53.6
Total	$167,996	100.0%
(1)     “All others” account for less than 3.1% of ABR on an individual tenant basis.
Lease Expirations:
The tables below provide a summary of our upcoming lease expirations in our portfolio, excluding unexercised renewal options and early termination rights.
As of June 30, 2025, the lease expirations by ABR for the Company’s portfolio are presented as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Percentage of Annualized Base Rent
2025	$402	0.2%
2026	10,194	6.1
2027	18,529	11.0
2028	18,228	10.9
2029	32,547	19.4
2030	27,684	16.5
2031	17,856	10.6
2032	11,551	6.9
2033	9,701	5.8
2034	1,741	1.0
>2034	19,563	11.6
Total	$167,996	100.0%
(1) Expirations that occur on the last day of the year are shown as expiring in the subsequent year.

As of June 30, 2025, the lease expirations for leases based on square footage are presented as follows:

Year of Lease Expiration (1)	ABR (unaudited in thousands)	Percentage of ABR	Number of Leases	Approx. Square Feet	ABR (per square foot) (2)	Annualized Net Effective Base Rent (per square foot) (3)
2025	$66	—%	1	2,500	$26.40	$24.80
2026	7,790	5.4	2	1,154,500	6.75	6.37
2027	14,132	9.8	6	538,700	26.23	24.62
2028	13,784	9.6	6	1,629,100	8.46	8.03
2029	30,450	21.2	7	2,015,100	15.11	12.55
2030	25,947	18.1	4	2,311,700	11.22	10.94
2031	14,039	9.8	3	1,261,500	11.13	11.12
2032	9,306	6.5	4	1,333,900	6.98	7.22
2033	8,466	5.9	4	1,454,900	5.82	5.99
2034	—	—	—	—	—	—
>2034	19,563	13.7	7	1,512,900	12.93	15.13
Vacant	—	—	—	60,000	—	—
Total / Weighted Average	$143,543	100.0%	44	13,274,800	$10.86	$10.56
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
As of June 30, 2025, the lease expirations for leases based on usable acreage are presented as follows:

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Usable Acres	ABR (per usable acre) (2)	Annualized Net Effective Base Rent (per usable acre) (3)
2025	$336	1.4%	1	9	$37,333	$38,506
2026	2,404	9.8	7	29	82,897	82,016
2027	4,397	18.0	12	62	70,919	73,137
2028	4,444	18.2	9	91	48,835	50,871
2029	2,097	8.6	5	37	56,676	59,820
2030	1,737	7.1	4	21	82,714	95,190
2031	3,817	15.6	3	64	59,641	64,421
2032	2,245	9.2	4	23	97,609	123,407
2033	1,235	5.1	2	20	61,750	68,750
2034	1,741	7.0	1	37	47,054	70,324
>2034	—	—	—	—	—	—
Vacant	—	—	—	2	—	—
Redevelopment properties (4)	—	—	—	45	—	—
Total / Weighted Average	$24,453	100.0%	48	440	$62,221	$68,832
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

Leasing Information - Operating Portfolio
As of June 30, 2025 we estimate that the current average market rental rates for all leases in our operating portfolio that are scheduled to expire within the next four years are: (i) for our Industrial segment, approximately 30% to 35% greater than the weighted average in-place cash rental rates; and (ii) for our Office segment, approximately 5% to 10% less than the weighted average in-place cash rental rates.
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

For the three months ended June 30, 2025, there were no new leases executed or commenced within our portfolio.

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

Business Environment
Real estate investors continue to closely monitor current market conditions, which are shaped by a mix of economic factors, geopolitical tensions, and changes in monetary and trade policies, including tariffs. Despite the uncertainty, general market sentiment seems to be improving.
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
In the office sector, market conditions have become more conducive to transaction activity through the first half of 2025, supported by stabilizing fundamentals and the selective return of institutional investors and real estate funds. Debt market liquidity has also improved, particularly for higher-quality assets, with increased participation from both traditional lenders and alternative capital providers such as private credit funds and high-yield debt platforms. If current liquidity trends persist and investor sentiment continues to recover, interest in well-located, high-quality office properties—particularly those critical to tenant operations—is expected to remain steady or improve.
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
Reconciliation of Net Income (Loss) to Same Store NOI
Total net (loss) income for the three months ended June 30, 2025 and June 30, 2024 was $(286.8) million and $(4.1) million, respectively. The following table reconciles net (loss) income to Same Store NOI for the three and six months ended June 30, 2025 and June 30, 2024 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Net (Loss) Income to Same Store NOI
Net (loss) income	$(286,760)	$(4,101)	$(340,162)	$1,369
General and administrative expenses	8,449	9,116	17,001	18,796
Corporate operating expenses to related parties	141	169	281	336
Real estate impairment provision	286,126	6,505	338,083	7,881
Depreciation and amortization	23,370	22,998	48,809	46,413
Interest expense	15,135	15,845	31,112	31,994
Other income, net	(2,335)	(5,167)	(3,469)	(9,213)
Loss (gain) from disposition of assets	1,066	57	1,545	(9,120)
Goodwill impairment provision	—	—	—	4,594
Transaction expenses	200	—	391	—
Total NOI	$45,392	$45,422	$93,591	$93,050
Same Store Adjustments:
Adjustment for Acquired Properties (1)	(8,156)	—	(16,081)	—
Adjustment for Disposed Properties (2)	(1,882)	(10,524)	(7,011)	(23,813)
Corporate related adjustment	11	(26)	13	(43)
Total Same Store NOI	$35,365	$34,872	$70,512	$69,194
(1)     “Acquired Properties” represent (a) for 2024, all properties acquired by the Company from July 1, 2023 through June 30, 2024; and (b) for 2025, all properties acquired by the Company from July 1, 2024 through June 30, 2025.
(2)     “Disposed Properties” represent (a) for 2024, all properties sold or disposed of from January 1, 2024 through June 30, 2024; and (b) for 2025, all properties sold or disposed from January 1, 2025 through June 30, 2025.

Same Store Analysis
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
For the three months ended June 30, 2025, our “Same Store” portfolio consisted of 43 properties, including 19 Industrial segment properties and 24 Office segment properties, encompassing approximately 13.3 million square feet. Our Same Store portfolio includes properties which were held in-service for a full period for all periods presented. Thus, the portfolio of 51 industrial outdoor storage properties acquired on November 4, 2024 (“IOS Portfolio”) is excluded for all periods presented. The following table provides a comparative summary of the results of operations for our Same Store portfolio for the three months ended June 30, 2025 and June 30, 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$15,008	$14,554	$454	3%
Industrial operating expenses	(2,090)	(1,700)	390	23%
Industrial Same Store NOI	12,918	12,854	64	—%

Office Same Store NOI
Total Office revenues	27,658	26,928	730	3%
Office operating expenses	(5,211)	(4,910)	301	6%
Office Same Store NOI	22,447	22,018	429	2%
Total Same Store NOI	$35,365	$34,872	$493	1%
Same Store NOI
Total Same Store NOI increased by $0.5 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Industrial Same Store NOI was materially consistent for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Office Same Store NOI increased $0.4 million primarily due to a lease commencement in 2024 and the timing of certain expense recoveries in the current period.
Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
For the six months ended June 30, 2025, our “Same Store” portfolio consisted of 43 properties, including 19 Industrial segment properties and 24 Office segment properties, encompassing approximately 13.3 million square feet. Our Same Store portfolio includes properties which were held in-service for a full period for all periods presented. Thus, the portfolio of 51 industrial outdoor storage properties acquired on November 4, 2024 (IOS Portfolio) is excluded for all periods presented. The following table provides a comparative summary of the results of operations for our Same Store portfolio for the six months ended June 30, 2025 and June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$30,066	$29,387	$679	2%
Industrial operating expenses	(4,262)	(4,018)	244	6%
Industrial Same Store NOI	25,804	25,369	435	2%

Office Same Store NOI
Total Office revenues	55,052	53,593	1,459	3%
Office operating expenses	(10,344)	(9,768)	576	6%
Office Same Store NOI	44,708	43,825	883	2%
Total Same Store NOI	$70,512	$69,194	$1,318	2%

Same Store NOI
Total Same Store NOI increased by $1.3 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Industrial Same Store NOI increased $0.4 million primarily due to leasing activity throughout prior year 2024.
Office Same Store NOI increased $0.9 million primarily due to a lease commencement in 2024 and the timing of certain expense recoveries in the current period.
Portfolio Analysis
Comparison of the Three Months Ended June 30, 2025 to the Three Months Ended June 30, 2024
Net (Loss) Income
For the three months ended June 30, 2025, the Company recorded a net loss of $(286.8) million compared to a net loss of $(4.1) million for the three months ended June 30, 2024. The reasons for the change are discussed below.
The following table reconciles net (loss) income to NOI for the three months ended June 30, 2025 and three months ended June 30, 2024 (dollars in thousands):

	Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(286,760)	$(4,101)	$(282,659)	6892%
General and administrative expenses	8,449	9,116	(667)	(7)%
Corporate operating expenses to related parties	141	169	(28)	(17)%
Real estate impairment provision	286,126	6,505	279,621	4299%
Depreciation and amortization	23,370	22,998	372	2%
Interest expense	15,135	15,845	(710)	(4)%
Other income, net	(2,335)	(5,167)	2,832	(55)%
Loss from disposition of assets	1,066	57	1,009	1770%
Transaction expenses	200	—	200	100%
Total NOI	$45,392	$45,422	$(30)	—%

The following table provides further detail regarding segment NOI:

	Three Months Ended June 30,
	2025	2024	Change	Percentage Change
Industrial NOI
Industrial revenues	$24,380	$14,554	$9,826	68%
Industrial operating expenses	(3,307)	(1,700)	1,607	95%
Industrial NOI	21,073	12,854	8,219	64%

Office NOI
Office revenues	29,646	32,991	(3,345)	(10)%
Office operating expenses	(5,327)	(5,663)	(336)	(6)%
Office NOI	24,319	27,328	(3,009)	(11)%

Other NOI
Other revenues	—	8,407	(8,407)	(100)%
Other operating expenses	—	(3,167)	(3,167)	(100)%
Other NOI	—	5,240	(5,240)	(100)%
Total NOI	$45,392	$45,422	$(30)	—%
NOI
The changes for total NOI by segment for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 are discussed below:
Industrial NOI increased $8.2 million primarily due to the acquisition of the IOS Portfolio and increased leasing activity throughout prior year 2024.
Office NOI decreased $3.0 million primarily due to property dispositions in 2025 and 2024.
Other NOI decreased $5.2 million due to property dispositions in 2024. As a result of the disposition activity in prior year, the Other segment was eliminated as of December 31, 2024.
General and Administrative Expense
General and administrative expense decreased $0.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024, primarily due to decreases in payroll costs and stock based compensation.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024.
Real Estate Impairment
Real estate impairment increased approximately $279.6 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 due to additional property impairments in the current period as a result of shortened anticipated hold periods and estimated selling prices.
Depreciation and Amortization
Depreciation and amortization increased by approximately $0.4 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to the acquisition of the IOS Portfolio in the fourth quarter of 2024, partially offset by property dispositions and impairments.

Interest Expense
Interest expense decreased approximately $0.7 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to debt payoffs in 2025 and 2024, partially offset by (i) secured mortgage loans entered into in November 2024 and (ii) a reduction in interest swap payments.
Other Income, Net
Other income, net decreased approximately $2.8 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 is primarily due to a decrease in interest income earned from lower cash balances in money market accounts.
Loss From Disposition of Assets
The Company generated a loss of $1.1 million from disposition of assets for the three months ended June 30, 2025 as compared to a loss of $0.1 million from the disposition of assets for the three months ended June 30, 2024.
Transaction Expenses
Transaction Expenses increased by $0.2 million for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024 primarily due to increased transactional activities during the current period.

Comparison of the Six Months Ended June 30, 2025 to the Six Months Ended June 30, 2024
Net (Loss) Income
For the six months ended June 30, 2025, the Company recorded a net loss of $(340.2) million compared to a net income of $1.4 million for the six months ended June 30, 2024. The reasons for the change are discussed below.
The following table reconciles net (loss) income to NOI for the six months ended June 30, 2025 and six months ended June 30, 2024 (dollars in thousands):

	Six Months Ended June 30,
	2025	2024	Change	Percentage Change
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(340,162)	$1,369	$(341,531)	(24947)%
General and administrative expenses	17,001	18,796	(1,795)	(10)%
Corporate operating expenses to related parties	281	336	(55)	(16)%
Real estate impairment provision	338,083	7,881	330,202	4190%
Depreciation and amortization	48,809	46,413	2,396	5%
Interest expense	31,112	31,994	(882)	(3)%
Other income, net	(3,469)	(9,213)	5,744	(62)%
Loss (gain) from disposition of assets	1,545	(9,120)	10,665	(117)%
Goodwill impairment provision	—	4,594	(4,594)	(100)%
Transaction expenses	391	—	391	100%
Total NOI	$93,591	$93,050	$541	1%
The following table provides further detail regarding segment NOI:

	Six Months Ended June 30,
	2025	2024	Change	Percentage Change
Industrial NOI
Industrial revenues	$48,413	$29,387	$19,026	65%
Industrial operating expenses	(6,526)	(4,018)	2,508	62%
Industrial NOI	41,887	25,369	16,518	65%

Office NOI
Office revenues	62,584	65,990	(3,406)	(5)%
Office operating expenses	(10,880)	(11,147)	(267)	(2)%
Office NOI	51,704	54,843	(3,139)	(6)%

Other NOI
Other revenues	—	19,802	(19,802)	(100)%
Other operating expenses	—	(6,964)	(6,964)	(100)%
Other NOI	—	12,838	(12,838)	(100)%
Total NOI	$93,591	$93,050	$541	1%
NOI
Total NOI increased by $0.5 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Industrial NOI increased $16.5 million primarily due to the acquisition of the IOS Portfolio and increased leasing activity throughout prior year 2024.
Office NOI decreased $3.1 million primarily due to property dispositions in 2025 and 2024.

Other NOI decreased $12.8 million due to property dispositions in 2024. As a result of the disposition activity in the prior year, the Other segment was eliminated as of December 31, 2024.
General and Administrative Expense
General and administrative expense decreased $1.8 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024, primarily due to a decrease in payroll expenses, share-based compensation expenses and professional fees.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024.
Real Estate Impairment
Real estate impairment increased approximately $330.2 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 due to additional property impairments in the current period as a result of shortened anticipated hold periods and estimated selling prices.
Depreciation and Amortization
Depreciation and amortization increased by approximately $2.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the acquisition of the IOS Portfolio in the fourth quarter of 2024, partially offset by property dispositions and impairments.
Interest Expense
Interest expense decreased approximately $0.9 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to debt payoffs in 2025 and 2024, partially offset by (i) secured mortgage loans entered into in November 2024 and (ii) a reduction in interest swap payments.
Other Income, Net
Other income, net decreased approximately $5.7 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 is primarily due to a decrease in interest income earned from lower cash balances in money market accounts.
Goodwill Impairment Provision
Goodwill impairment decreased approximately $4.6 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to the goodwill impairment in 2024 related to the Other segment. There was no goodwill impairment during the six months ended June 30, 2025.
Loss From Disposition of Assets
The Company generated a loss of $1.5 million from disposition of Office segment properties for the six months ended June 30, 2025 as compared to a gain of $9.1 million from the disposition of assets for the six months ended June 30, 2024.
Transaction Expenses
Transaction Expenses increased by approximately $0.4 million for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024 primarily due to increased transactional activities during the current period.

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

Our calculation of FFO, Core FFO, and AFFO is presented in the following table for the three and six months ended June 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(286,760)	$(4,101)	$(340,162)	$1,369
Adjustments:
Depreciation of building and improvements	15,718	15,424	32,865	30,988
Amortization of leasing costs and intangibles	7,748	7,671	16,136	15,618
Impairment provision, real estate	286,126	6,505	338,083	7,881
Net loss (gain) from disposition of assets	1,066	57	1,545	(9,120)
FFO	23,898	25,556	48,467	46,736
FFO attributable to common shareholders and limited partners (1)	$23,898	$25,556	$48,467	$46,736

Reconciliation:
FFO attributable to common shareholders and limited partners (1)	$23,898	$25,556	$48,467	$46,736
Adjustments:
Impairment provision, goodwill	—	—	—	4,594
Unrealized gain on investments	(73)	(47)	(50)	(236)
Employee separation expense	—	59	32	59
Transaction expenses	200	—	391	—
Lease termination adjustments	83	—	(292)	—
Other activities adjustment	(276)	69	(98)	69
Core FFO attributable to common shareholders and noncontrolling interests	$23,832	$25,637	$48,450	$51,222

Adjustments:
Straight-line rent adjustment	(968)	(1,819)	(2,118)	(2,645)
Amortization of share-based compensation	1,737	2,379	3,189	3,811
Deferred rent - ground lease	423	399	846	815
Amortization of above/(below) market rent, net	(2,108)	(372)	(3,969)	(631)
Amortization of debt premium/(discount), net	(146)	20	(290)	127
Amortization of ground leasehold interests	(97)	(97)	(192)	(194)
Amortization of below tax benefits	372	372	741	744
Amortization of deferred financing costs	1,226	1,044	2,438	2,094
AFFO available to common shareholders and limited partners	$24,271	$27,563	$49,095	$55,343

FFO per share/unit, basic and diluted	$0.60	$0.65	$1.22	$1.18
Core FFO per share/unit, basic and diluted	$0.60	$0.65	$1.22	$1.30
AFFO per share/unit, basic and diluted	$0.61	$0.70	$1.24	$1.40

Weighted-average common shares outstanding - basic and diluted shares	36,748,176	36,349,950	36,737,067	36,329,485
Weighted-average OP Units outstanding (1)	2,972,545	3,215,665	2,981,006	3,217,246
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,720,721	39,565,615	39,718,073	39,546,731
(1)Represents weighted-average outstanding OP Units that are owned by unitholders other than Peakstone Realty Trust. Represents the noncontrolling interest in the Operating Partnership.

NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP financial measure calculated as net income or loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, impairment of goodwill, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss, termination income, equity in earnings of any unconsolidated real estate joint ventures. NOI on a cash basis (“Cash NOI”) is NOI adjusted to exclude the effect of straight-line rent and amortization of acquired above- and below-market lease intangibles adjustments required by GAAP. We believe that NOI and Cash NOI are helpful to investors as additional measures of operating performance because we believe they help both investors and management to understand the core operations of our properties excluding corporate and financing-related costs and non-cash depreciation and amortization. NOI and Cash NOI are unlevered operating performance metrics of our properties and allow for a useful comparison of the operating performance of individual assets or groups of assets. These measures thereby provide an operating perspective not immediately apparent from GAAP income from operations or net income. In addition, NOI and Cash NOI are considered by many in the real estate industry to be useful starting points for determining the value of a real estate asset or group of assets.
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
Our calculation of each of NOI and Cash NOI are presented in the following tables for three and six months ended June 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Reconciliation of Net (Loss) Income to Total NOI
Net (loss) income	$(286,760)	$(4,101)	$(340,162)	$1,369
General and administrative expenses	8,449	9,116	17,001	18,796
Corporate operating expenses to related parties	141	169	281	336
Real estate impairment provision	286,126	6,505	338,083	7,881
Depreciation and amortization	23,370	22,998	48,809	46,413
Interest expense	15,135	15,845	31,112	31,994
Other income, net	(2,335)	(5,167)	(3,469)	(9,213)
Loss (gain) from disposition of assets	1,066	57	1,545	(9,120)
Goodwill impairment provision	—	—	—	4,594
Transaction expenses	200	—	391	—
Total NOI	$45,392	$45,422	$93,591	$93,050

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$21,073	$12,854	$41,887	$25,369
Straight-line rent	(930)	(1,277)	(1,882)	(1,881)
Amortization of acquired lease intangibles	(1,955)	(96)	(3,669)	(191)
Deferred termination income	83	—	360	—
Industrial Cash NOI	18,271	11,481	36,696	23,297

Office Segment:
Office NOI	24,319	27,328	51,704	54,843
Straight-line rent	(36)	(716)	(236)	(1,405)
Amortization of acquired lease intangibles	(153)	(130)	(300)	(256)
Deferred termination income	—	—	(652)	—
Deferred ground/Office lease	423	425	846	859
Other intangible amortization	372	372	740	745
Office Cash NOI	24,925	27,279	52,102	54,786

Other Segment:
Other NOI	—	5,240	—	12,838
Straight-line rent	—	174	—	641
Amortization of acquired lease intangibles	—	(146)	—	(184)
Deferred ground/Office lease	—	(26)	—	(45)
Other Cash NOI	—	5,242	—	13,250
Total Cash NOI	$43,196	$44,002	$88,798	$91,333

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
Sources of Liquidity
Cash Resources
As of June 30, 2025, we had approximately $264.4 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, the impact of our disposition activities and general financial and economic conditions.

Credit Facility
As of June 30, 2025, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $365.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of June 30, 2025, the available undrawn capacity under the Revolving Credit Facility was $91.4 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of June 30, 2025, we have not sold any shares under the ATM program.
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

Uses of Liquidity
As of June 30, 2025, we expect our significant short-term and long-term liquidity requirements will include:
•making scheduled principal and interest payments on our outstanding debt obligations (see “Debt and Ground Lease Obligations” section below);
•paying dividends and distributions approved by the Board, including those necessary to maintain the Company’s REIT status under the Code (refer to “Dividends and Distributions” section below);
•making scheduled payments on our ground and office lease obligations (see “Debt and Ground Lease Obligations” section below);
•funding future capital expenditure projects, leasing commissions and tenant improvements (as of June 30, 2025, the aggregate remaining contractual commitment was approximately $6.2 million); and
•funding other normal recurring operating expenses and property acquisitions.
Debt and Ground Lease Obligations
The following amounts represent our debt and ground lease obligations as of June 30, 2025:

Debt and Ground Lease Obligations	Total Payments	Remaining 2025	2026	2027	2028	2029	Thereafter
Outstanding debt obligations (1)	$1,260,326	$—	$150,000	$—	$1,000,000	$60,722	$49,604
Interest on outstanding debt obligations (2)	233,905	37,211	69,242	64,119	50,326	6,627	6,380
Ground and office lease obligations	259,988	1,327	2,166	2,194	2,268	2,309	249,724
Total	$1,754,219	$38,538	$221,408	$66,313	$1,052,594	$69,658	$305,708
(1)Amounts only include principal payments. The payments on our secured debt do not include the premium/discount or debt financing costs.
(2)Projected interest payments are based on the outstanding principal amounts at June 30, 2025. Projected interest payments on our KeyBank Loans are based on the Contractual Interest Rates (refer to “Outstanding Indebtedness” section below) in effect at June 30, 2025.
Dividends and Distributions
Dividends and distributions, as applicable, will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends and distributions, as applicable, on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended June 30, 2025, our Board declared an all-cash dividend in the amount of $0.225 per common share and all-cash distribution in the amount of $0.225 per OP Unit. On August 5, 2025, our Board declared an all-cash dividend in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit. Such amounts are payable on or about October 17, 2025 to shareholders and holders of OP Units of record as of September 30, 2025. We believe this is sufficient to meet our annual REIT distribution requirements as further discussed below. The timing and frequency of future dividends will depend on a variety of factors, including our financial performance, our debt service requirements, our capital expenditure requirements, the requirements to maintain our qualification as a REIT and other factors that our Board may deem relevant from time to time.

Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends and distributions paid deduction and excluding net capital gain, to our shareholders and holders of OP Units. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of June 30, 2025, the Company believes it has satisfied the REIT requirements and distributed all of its taxable income.

Outstanding Indebtedness
As of June 30, 2025 and December 31, 2024, the Company’s consolidated debt consisted of the following:

	June 30, 2025	December 31, 2024	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan (3)	$250,000	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan (4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan (5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan (6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	360,326	360,326		4.77%
Unsecured Debt (7)
Revolving Loan (8)	365,000	465,000	SOF Rate + 1.80%	4.89%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate + 1.40%	3.51%	April 2026
2028 Term Loan I	210,000	210,000	SOF Rate + 1.75%	3.87%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.75%	3.87%	October 2028 (9)
Total Unsecured Debt	900,000	1,000,000		4.22%
Total Debt	1,260,326	1,360,326		4.38%
Unamortized Deferred Financing Costs and Discounts, net	(13,559)	(15,707)
Total Debt, net	$1,246,767	$1,344,619
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and for unsecured debt, is inclusive of the Company's $750.0 million floating to fixed interest rate swaps which matured on July 1, 2025, which have the effect of converting SOFR to a weighted average fixed rate of 1.97% (Note: The Company entered into forward-starting, floating to fixed interest rate swaps with a notional amount of $550.0 million. These swaps became effective July 1, 2025, mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. Refer to 6. Interest Contracts.). The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.14%.
(2)Reflects the loan maturity dates as of June 30, 2025.
(3)The BOA II Loan has a fixed-rate of interest and is secured by four properties which are located in Chicago, Illinois; Columbus, Ohio; Las Vegas, Nevada; and Birmingham, Alabama.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of June 30, 2025, the applicable rates were 4.29% (SOFR, as calculated per the credit facility), plus spreads of 1.40% (2026 Term Loan), 1.75% (2028 Term Loan I), 1.75% (2028 Term Loan II), and 1.80% (Revolving Loan) and a 0.1% index.
(8)In April 2025, the Company made a $100.0 million paydown of its Revolving Loan.
(9)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Debt Covenants
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants.
The Company was in compliance with all of its debt covenants as of June 30, 2025.

Summary of Cash Flows
Comparison of cash flow activity as of June 30, 2025 and June 30, 2024 is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Net cash provided by operating activities	$39,740	$40,728	$(988)
Net cash provided by investing activities	$197,206	$67,870	$129,336
Net cash used in financing activities	$(118,444)	$(48,312)	$(70,132)
Cash and cash equivalents and restricted cash were $272.7 million and $461.3 million as of June 30, 2025 and June 30, 2024 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing of our asset sales and the success of our investing activities. During the six months ended June 30, 2025, we generated $39.7 million in cash from operating activities compared to $40.7 million for the six months ended June 30, 2024. The decrease in cash from operating activities was primarily attributable to the sales of our Office segment properties in 2025 and Other segment properties in 2024.
Investing Activities. Cash provided by investing activities for the six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$186,975	$69,940	$117,035
Proceeds from repayment of note receivable	15,000	—	15,000
Total sources of cash provided by investing activities	$201,975	$69,940	$132,035
Uses of cash for investing activities:
Payments for construction in progress	$(3,769)	$(2,029)	$(1,740)
Acquisition of properties, net	(1,000)	—	(1,000)
Purchase of investments	—	(41)	41
Total uses of cash used in investing activities	$(4,769)	$(2,070)	$(2,699)
Net cash provided by investing activities	$197,206	$67,870	$129,336

Financing Activities. Cash used in financing activities for the six months ended June 30, 2025 and 2024 consisted of the following (in thousands):

	Six Months Ended June 30,
	2025	2024	Change
Sources of cash provided by (used in) financing activities:
Principal payoff of indebtedness - credit facility	$(100,000)	$—	$(100,000)
Total sources of cash provided by financing activities	$(100,000)	$—	$(100,000)
Uses of cash for financing activities:
Principal payoff of secured indebtedness - mortgage debt	—	(24,563)	24,563
Principal amortization payments on secured indebtedness	—	(2,984)	2,984
Deferred financing costs	—	(2,647)	2,647
Offering costs	(37)	91	(128)
Repurchase of common shares to satisfy employee tax withholding requirements	(112)	(79)	(33)
Distributions to noncontrolling interests	(1,339)	(1,447)	108
Dividends to common shareholders	(16,741)	(16,466)	(275)
Financing lease payment	(215)	(217)	2
Total sources of cash used in financing activities	$(18,444)	$(48,312)	$29,868
Net cash used in financing activities	$(118,444)	$(48,312)	$(70,132)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In this section, market risk generally refers to risks that affect market sensitive instruments, such as changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other relevant market changes. In this context, the primary market risk to which we believe we may be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt, which may result from factors that are beyond our control. Our current indebtedness consists of the KeyBank loans and property secured mortgages as described in Note 5, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading purposes.
We have and may continue to enter into interest rate hedging instruments (collectively, “Interest Rate Swaps”) to provide greater predictability in interest expense by protecting against potential increases in floating interest rates and allow for more precise budgeting, financial planning and forecasting. We will not enter into these instruments for trading or speculative purposes. The use of these types of instruments to hedge a portion of our exposure to changes in interest rates carries additional risks, such as counterparty credit risk and the legal enforceability of hedging contracts.
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
As of June 30, 2025, our debt, excluding unamortized deferred financing cost and discounts/premiums, consisted of approximately $1.1 billion in fixed rate debt (including the effect of interest rate swaps) and $150.0 million of variable rate debt. As of June 30, 2025, the effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our Interest Rate Swaps, would decrease our future earnings and cash flows by approximately $3.3 million annually.
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
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the six months ended June 30, 2025, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2025, the Company did not repurchase any shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended June 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended June 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
3.3	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686
3.4	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
10.1	Form of Restricted Stock Unit Agreement (Trustees) for 2025, incorporated by reference to Exhibit 10.1 to the Registrant’s Form on 10-Q, filed on May 8, 2025 SEC File No. 001-41686
10.2
Second Amendment to the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 29, 2025, SEC File No. 000-41686

10.3*	Amendment No. 1 to the Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P.
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Peakstone Realty Trust financial information for the period ended June 30, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	August 7, 2025	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)