Form 10-Q
period 2025-09-30
Peakstone Realty Trust
filed 2025-11-05
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2025, there were 36,790,867 common shares outstanding.

FORM 10-Q
PEAKSTONE REALTY TRUST

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated events or trends and similar expressions concerning matters that are not historical facts, including statements relating to the future divestment of office properties and growth of our industrial outdoor storage (“IOS”) platform. In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$326,085	$146,514
Restricted cash	8,105	7,696
Real estate:
Land	360,378	341,702
Building and improvements	794,891	1,009,286
In-place lease intangible assets	106,067	141,193
Construction in progress	2,601	962
Total real estate	1,263,937	1,493,143
Less: accumulated depreciation and amortization	(197,885)	(224,247)
Total real estate, net	1,066,052	1,268,896
Assets related to discontinued operations, net	475,886	1,101,356
Above-market lease intangible assets, net	1,149	2,401
Deferred rent receivable	17,356	22,958
Deferred leasing costs, net	3,671	5,013
Goodwill	68,373	68,373
Right-of-use lease assets	1,482	755
Interest rate swap asset, at fair value	—	15,974
Other assets	18,215	36,296
Total assets	$1,986,374	$2,676,232
LIABILITIES AND EQUITY
Debt, net	$1,037,637	$1,344,619
Interest rate swap liability, at fair value	5,333	—
Distributions payable	3,804	8,477
Below-market lease intangible liabilities, net	36,144	39,832
Right-of-use lease liabilities	1,486	744
Accrued expenses and other liabilities	58,858	62,312
Liabilities related to discontinued operations	66,256	68,226
Total liabilities	$1,209,518	$1,524,210

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 36,790,867 and 36,733,327 shares outstanding in the aggregate as of September 30, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	3,024,078	3,016,804
Cumulative distributions	(1,129,788)	(1,109,215)
Accumulated earnings	(1,149,462)	(838,279)
Accumulated other comprehensive (loss) income	(3,746)	15,874
Total shareholders’ equity	741,119	1,085,221
Noncontrolling interests	35,737	66,801
Total equity	776,856	1,152,022
Total liabilities and equity	$1,986,374	$2,676,232
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Rental income	$25,800	$26,731	$79,993	$86,570
Expenses:
Property operating expense	1,250	3,383	4,202	10,648
Property tax expense	2,030	2,610	5,997	7,554
General and administrative expenses	8,122	9,122	25,122	27,918
Corporate operating expenses to related parties	144	141	426	476
Real estate impairment provision	—	42,894	18,195	50,774
Depreciation and amortization	13,102	10,730	38,828	33,690
Total expenses	24,648	68,880	92,770	131,060
Income (loss) before other income (expenses)	1,152	(42,149)	(12,777)	(44,490)
Other income (expenses):
Interest expense	(16,654)	(12,613)	(44,584)	(41,589)
Other income, net	1,884	3,591	5,339	12,801
Gain from disposition of assets	6,641	16,125	6,407	25,245
Extinguishment of debt	—	(508)	—	(508)
Goodwill impairment provision	—	—	—	(4,594)
Transaction expenses	(56)	(578)	(433)	(578)
Net loss from continuing operations	(7,033)	(36,132)	(46,048)	(53,713)

Discontinued Operations:
(Loss) income from discontinued operations	(13,954)	9,583	(313,789)	28,533
Gain from disposition of assets	24,767	—	23,456	—
Net income (loss) from discontinued operations	10,813	9,583	(290,333)	28,533

Net income (loss)	3,780	(26,549)	(336,381)	(25,180)

Net loss attributable to noncontrolling interests from continuing operations	524	2,931	3,449	4,356
Net (income) loss attributable to noncontrolling interests from discontinued operations	(805)	(777)	21,749	(2,314)
Net (income) loss attributable to noncontrolling interests	(281)	2,154	25,198	2,042

Net income (loss) attributable to common shareholders	$3,499	$(24,395)	$(311,183)	$(23,138)

Basis and diluted earnings per common share:
Net loss per share from continuing operations	$(0.18)	$(0.91)	$(1.17)	$(1.36)
Net income (loss) per share from discontinued operations	0.27	0.24	(7.31)	0.72
Net income (loss) per share attributable to common shareholders, basic and diluted	$0.09	$(0.67)	$(8.48)	$(0.64)
Weighted-average number of common shares outstanding, basic and diluted	36,789,785	36,374,407	36,754,625	36,344,568
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$3,780	$(26,549)	$(336,381)	$(25,180)
Other comprehensive income (loss) :
Change in fair value of swap agreements	(675)	(20,891)	(21,212)	(25,060)
Total comprehensive income (loss)	3,105	(47,440)	(357,593)	(50,240)
Comprehensive (income) loss attributable to noncontrolling interests	(231)	3,850	26,790	4,076
Comprehensive income (loss) attributable to common shareholders	$2,874	$(43,590)	$(330,803)	$(46,164)
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non- controlling Interests	Total Equity

	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Share-based compensation	41,674	—	1,579	—	—	—	1,579	—	1,579
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(4,875)	—	(79)	—	—	—	(79)	—	(79)
Dividends declared to common shareholders	—	—	—	(8,273)	—	—	(8,273)	—	(8,273)
Exchange of noncontrolling interests	5,664	—	486	—	—	—	486	(486)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(723)	(723)
Net income	—	—	—	—	5,025	—	5,025	445	5,470
Other comprehensive income	—	—	—	—	—	121	121	12	133
Balance as of March 31, 2024	36,346,608	$36	$2,992,071	$(1,084,273)	$(822,829)	$25,938	$1,110,943	$90,877	$1,201,820
Share-based compensation	24,132	1	2,232	—	—	—	2,233	—	2,233
Dividends declared to common shareholders	—	—	—	(8,336)	—	—	(8,336)	—	(8,336)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(724)	(724)
Net loss	—	—	—	—	(3,768)	—	(3,768)	(333)	(4,101)
Other comprehensive loss	—	—	—	—	—	(3,952)	(3,952)	(349)	(4,301)
Balance as of June 30, 2024	36,370,740	$37	$2,994,303	$(1,092,609)	$(826,597)	$21,986	$1,097,120	$89,471	$1,186,591
Share-based compensation	—	—	2,025	—	—	—	2,025	—	2,025
Dividends declared to common shareholders	—	—	—	(8,284)	—	—	(8,284)	—	(8,284)
Exchange of noncontrolling interests	6,514	—	572	—	—	—	572	(572)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(721)	(721)
Net loss	—	—	—	—	(24,395)	—	(24,395)	(2,154)	(26,549)
Other comprehensive loss	—	—	—	—	—	(19,195)	(19,195)	(1,696)	(20,891)
Balance as of September 30, 2024	36,377,254	$37	$2,996,900	$(1,100,893)	$(850,992)	$2,791	$1,047,843	$84,328	$1,132,171

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
Share-based compensation	19,975	—	1,452	—	—	—	1,452	—	1,452
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(9,673)	—	(113)	—	—	—	(113)	—	(113)
Dividends declared to common shareholders	—	—	—	(8,410)	—	—	(8,410)	—	(8,410)
Exchange of noncontrolling interests	18,541	—	1,560	—	—	—	1,560	(1,560)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(668)	(668)
Net loss	—	—	—	—	(49,382)	—	(49,382)	(4,019)	(53,401)
Other comprehensive loss	—	—	—	—	—	(11,176)	(11,176)	(910)	(12,086)
Balance as of March 31, 2025	36,762,170	$37	$3,019,703	$(1,117,625)	$(887,661)	$4,698	$1,019,152	$59,644	$1,078,796
Share-based compensation	17,047	—	1,737	—	—	—	1,737	—	1,737
Dividends declared to common shareholders	—	—	—	(8,420)	—	—	(8,420)	—	(8,420)
Exchange of noncontrolling interests	10,662	—	956	—	—	—	956	(956)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(665)	(665)
Net loss	—	—	—	—	(265,300)	—	(265,300)	(21,460)	(286,760)
Other comprehensive loss	—	—	—	—	—	(7,819)	(7,819)	(632)	(8,451)
Balance as of June 30, 2025	36,789,879	$37	$3,022,396	$(1,126,045)	$(1,152,961)	$(3,121)	$740,306	$35,931	$776,237
Share-based compensation	—	—	1,595	—	—	—	1,595	—	1,595
Dividends declared to common shareholders	—	—	—	(3,743)	—	—	(3,743)	—	(3,743)
Exchange of noncontrolling interests	988	—	87	—	—	—	87	(130)	(43)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(295)	(295)
Net income	—	—	—	—	3,499	—	3,499	281	3,780
Other comprehensive loss	—	—	—	—	—	(625)	(625)	(50)	(675)
Balance as of September 30, 2025	36,790,867	$37	$3,024,078	$(1,129,788)	$(1,149,462)	$(3,746)	$741,119	$35,737	$776,856

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Nine Months Ended September 30,
	2025	2024
Operating Activities:
Net loss	$(336,381)	$(25,180)
Net loss (income) from discontinued operations	290,333	(28,533)
Net loss from continuing operations	(46,048)	(53,713)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	27,796	25,107
Amortization of leasing costs and in-place lease intangible assets	11,030	8,582
Amortization of above- and (below-) market leases, net	(6,942)	(490)
Amortization of deferred financing costs and debt premium	3,265	3,690
Amortization of swap interest	94	95
Gain on extinguishment of debt	—	508
Deferred rent	(3,717)	(2,935)
Net gain from disposition of assets	(6,407)	(25,245)
Gain from investments	(107)	(466)
Real estate impairment provision	18,195	50,774
Goodwill impairment provision	—	4,594
Share-based compensation	4,784	5,836
Discount amortization - note receivable	(60)	(476)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	3,431	(4,241)
Accrued expenses and other liabilities	(2,599)	(13,244)
Due to affiliates, net	—	16
Net cash provided by (used in) operating activities - continuing operations	2,715	(1,608)
Net cash provided by operating activities - discontinued operations	65,632	64,561
Net cash provided by operating activities	68,347	62,953

Investing Activities:
Acquisition of properties, net	(56,761)	—
Proceeds from disposition of properties	228,497	106,554
Payments for construction in progress	(4,311)	(285)
Purchase of investments	—	(41)
Proceeds from repayment of note receivable	15,000	—
Net cash provided by investing activities - continuing operations	182,425	106,228
Net cash provided by (used in) investing activities - discontinued operations	267,857	(3,299)
Net cash provided by investing activities	450,282	102,929

	Nine Months Ended September 30,
	2025	2024
Financing Activities:
Principal pay down of indebtedness - Credit facility	(200,000)	(10,000)
Principal payoff of indebtedness - Term Loan	—	(190,000)
Principal payoff of secured indebtedness - Mortgage debt	(109,560)	(54,154)
Principal amortization payments on secured indebtedness	—	(4,374)
Deferred financing costs	—	(14,183)
Payment for debt extinguishment	(1,391)	—
Offering costs	(37)	(78)
Repurchase of common shares to satisfy employee tax withholding requirements	(112)	(79)
Repurchase of noncontrolling interest	(42)	—
Distributions to noncontrolling interests	(2,004)	(2,170)
Dividends to common shareholders	(25,161)	(24,798)
Financing lease payment	(342)	(325)
Net cash used in financing activities	(338,649)	(300,161)
Net increase (decrease) in cash, cash equivalents and restricted cash	179,980	(134,279)
Cash, cash equivalents and restricted cash at the beginning of the period	154,210	401,010
Cash, cash equivalents and restricted cash at the end of the period	$334,190	$266,731

Supplemental disclosure of cash flow information:
Cash paid for interest	$45,679	$44,032

Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$3,742	$8,288
Distributions payable to noncontrolling interests	$722	$722
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,162	$—
Exchange of noncontrolling interest to common stock	$2,603	$1,057
Accrued for construction in progress	$212	$—
Accrued tenant obligations and other	$6,404	$1,245
Decrease in fair value swap agreement	$(21,212)	$(25,060)
Note receivable, net	$60	$(14,286)
Shortfall Loan related to unconsolidated joint venture	$—	$3,050
Shortfall Loan proceeds treated as contributions to unconsolidated joint venture	$—	$(3,050)
Capitalized transaction costs accrued	$231	$—

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (NYSE: PKST) is executing a strategic transition to an industrial-only real estate investment trust (“REIT”), targeting growth in the industrial outdoor storage (“IOS”) sector. As part of this strategy, PKST is actively reshaping its portfolio to drive value creation. The Company’s fiscal year ends on December 31, 2025.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of September 30, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 92.6% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
The use herein of the words “PKST,” “the Company,” “Peakstone,” “we,” “us,” and “our” refer to Peakstone Realty Trust and its subsidiaries, including the Operating Partnership, except where the context otherwise requires.
As of September 30, 2025, our portfolio was comprised of 86 properties reported in two segments: Industrial and Office. The Industrial segment included 70 properties, consisting of 66 operating properties and four properties designated for redevelopment or repositioning. The Office segment included 16 operating properties, all of which were classified as held for sale and reported within discontinued operations.
The Company’s plan to dispose of its Office segment properties represents a strategic shift in its business that met the criteria for classification as discontinued operations as of September 30, 2025. Accordingly, (i) the 16 remaining Office segment properties owned by the Company as of September 30, 2025 (all of which were classified as held for sale), and (ii) 11 Office segment properties sold prior to that date (collectively, the “Office Discontinued Operations Properties”) were classified within discontinued operations for all periods presented.

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
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
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
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Segment Information
As of September 30, 2025, the Company has two reportable segments: Industrial and Office. The Industrial segment consists of i) IOS properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. All properties within the Office segment as of September 30, 2025 were classified as held for sale and included within Office Discontinued Operations Properties for all periods presented.
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
Assets Held for Sale
The Company generally classifies real estate assets that are subject to operating leases as held for sale when it believes it is probable that the disposition will occur within one year. When the Company classifies an asset as held for sale, it compares the asset’s fair value less estimated cost to sell to its carrying value, and if the fair value less estimated cost to sell is less than the property’s carrying value, the Company reduces the carrying value to the fair value less estimated cost to sell. The Company will continue to review the property for subsequent changes in the fair value, and may recognize an additional impairment charge, if warranted. Assets classified as held for sale are further evaluated for classification as discontinued operations (as described under Discontinued Operations below).

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Discontinued Operations
A component or group of components is classified as discontinued operations, (i) when it has been disposed of or meets the criteria to be classified as held for sale and (ii) the disposal or intended disposal represents a strategic shift that has or is expected to have, a major effect on the Company’s operations and financial results. A discontinued operation includes components that comprise operations and cash flows that can be clearly distinguished from the Company’s continuing operations.
As described in Note 1, Organization, the Company’s plan to dispose of its Office segment properties represents a strategic shift in the Company’s business, which met the criteria for classification as discontinued operations as of September 30, 2025.

As discussed in Note 3, Real Estate, the Company has completed the sale of 11 Office Discontinued Operations Properties during the nine months ended September 30, 2025. The remaining 16 Office Discontinued Operations Properties were determined to be probable of disposition within one year through individual property sales or, in certain cases, sales of combined properties. All such dispositions are part of a single plan that was established to exit the Office segment.

Accordingly, during the third quarter of 2025, the Company began to separately report the results of the Office Discontinued Operations Properties in the consolidated financial statements and notes for all periods presented, and has reclassified prior-period amounts to conform to the discontinued operations classification All previously disposed Office segment properties not included within Office Discontinued Operations Properties are included within continuing operations for all periods presented.

Below is a summary of assets and liabilities related to the Office Discontinued Operations Properties as of September 30, 2025 and December 31, 2024:

	Office Discontinued Operations Properties
ASSETS	September 30, 2025	December 31, 2024
Land	$38,149	$108,515
Building and improvements	403,273	943,456
In-place lease intangible assets	107,590	239,406
Construction in progress	—	55
Total real estate	549,012	1,291,432
Less: accumulated depreciation	(145,473)	(296,280)
Total real estate, net	403,539	995,152
Above-market lease and other intangible assets, net	11,756	25,614
Deferred rent receivable	22,429	37,413
Deferred leasing costs, net	5,030	8,852
Right-of-use lease assets	31,427	32,212
Other assets	1,705	2,113
Total real estate and other assets held for sale	$475,886	$1,101,356

LIABILITIES
Below-market lease and other intangible liabilities, net	$4,564	$7,144
Right-of-use lease liabilities	46,316	46,143
Accrued expenses and other liabilities	15,376	14,939
Liabilities of real estate assets held for sale	$66,256	$68,226

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table summarizes income (loss) from Office Discontinued Operations Properties for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Rental income	$25,225	$28,229	$82,030	$83,570
Expenses:
Property operating expense	3,207	3,432	9,614	9,273
Property tax expense	1,384	1,676	5,464	5,755
Real estate impairment provision(1)	25,604	—	345,492	—
Depreciation and amortization	7,135	12,012	30,218	35,465
Total expenses	37,330	17,120	390,788	50,493
Interest expense(2)	(1,178)	(1,527)	(4,360)	(4,545)
Other income, net	34	1	34	1
Extinguishment of debt(3)	(705)	—	(705)	—
(Loss) income from discontinued operations	(13,954)	9,583	(313,789)	28,533
Gain from disposition of assets(1)	24,767	—	23,456	—
Net income (loss) from discontinued operations	$10,813	$9,583	$(290,333)	$28,533
(1)Refer to Note 3, Real Estate for further details.
(2)Interest expense is directly related to the portion of the Company’s BOA II Loan that is secured by certain Office Discontinued Operations Properties as described in Note 5, Debt.
(3)Refer to Note 5, Debt for further details.
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
For all periods presented, (a) OP Units were excluded from the dilutive earnings per share computation because they were not dilutive, and (b) using the treasury stock method, Unvested Restricted Shares were excluded from dilutive earnings per share because the inclusion would have been anti-dilutive or insignificant to the potential dilutive effect of the computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Unvested Restricted Shares(1)	274,163	257,064	398,654	462,136

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Restricted Cash
Restricted cash is presented on the consolidated balance sheets and consists primarily of reserves that the Company funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of
	September 30, 2025	December 31, 2024
Cash reserves	$6,718	$4,092
Restricted lockbox	1,387	3,604
Total restricted cash	$8,105	$7,696

Reclassifications
As applicable, certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, solely related to classification of certain properties as discontinued operations.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of September 30, 2025, the Company believes it has satisfied the REIT requirements.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

3.     Real Estate
Investment in Real Estate
The following table summarizes the Company’s gross investment in real estate (excluding the Office Discontinued Operations Properties) as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Land	$360,378	$341,702
Building and improvements	794,891	1,009,286
In-place lease intangible assets	106,067	141,193
Construction in progress	2,601	962
Total real estate	$1,263,937	$1,493,143
Depreciation expense for buildings and improvements for the three months ended September 30, 2025 and 2024 was $9.0 million and $8.2 million, respectively. Amortization expense for in-place lease intangible assets for the three months ended September 30, 2025 and 2024 was $4.0 million and $2.3 million, respectively.
Depreciation expense for buildings and improvements for the nine months ended September 30, 2025 and 2024 was $27.8 million and $25.1 million, respectively. Amortization expense for in-place lease intangible assets for the nine months ended September 30, 2025 and 2024 was $10.6 million and $7.9 million, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Acquisitions of Real Estate
During the three months ended September 30, 2025, the Company acquired three industrial outdoor storage asset properties, which were deemed as real estate acquisitions. The following is a summary of the acquisitions:

Property Location	Number of Properties	Usable Acres	Total Purchase Price (in thousands) (1)
Acquired Properties
Port Charlotte, Florida	1	9	$10,590
Fort Pierce, Florida	1	3	5,400
Smyrna, Georgia	1	27	41,116
Total Acquired Properties	3	39	$57,106
(1)The Total Purchase Price is comprised of the following items in aggregate for all acquisitions: i) the contractual purchase price of $57.7 million, ii) capitalized acquisition related costs of $0.9 million, offset by iii) certain prorations and other closing adjustments of $1.5 million.
The aggregate purchase price allocation for all properties acquired during the period is as follows:

Assets acquired:
Land	$38,559
Building and improvements	16,215
In-place lease intangible assets	6,198
Total real estate	60,972
Above-market lease and other intangibles assets, net	15
Total assets acquired	60,987
Liabilities acquired:
Below-market lease and other intangible liabilities, net	3,881
Assets and liabilities acquired, net	$57,106

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Dispositions of Real Estate
The following tables summarize the Company’s total dispositions during the nine months ended September 30, 2025 and September 30, 2024:

2025 Dispositions (Continuing operations)	Office Segment Dispositions	Industrial Segment Dispositions	Total Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended March 31, 2025 (1)	2	—	2	251,200	$34,031	$(479)
Three Months Ended June 30, 2025 (2)	4	—	4	655,500	127,800	245
Three Months Ended September 30, 2025 (3)	—	3	3	761,500	71,584	6,641
Total for the Nine Months Ended September 30, 2025	6	3	9	1,668,200	$233,415	$6,407
(1)Consisted of Office segment properties located in Hunt Valley, MD and Fort Worth, TX.
(2)Consisted of Office segment properties located in Fort Mill, SC (2), North Huntingdon, PA, and Carmel, IN.
(3)Consisted of Industrial segment properties located in Sparks Glencoe, MD, Bellevue, OH, and Auburn Hills, MI.

2025 Dispositions (Office Discontinued Operations Properties)	Office Segment Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended June 30, 2025 (1)	3	181,000	$30,600	$(1,311)
Three Months Ended September 30, 2025 (2)	8	1,224,800	247,450	24,767
Total for the Nine Months Ended September 30, 2025	11	1,405,800	$278,050	$23,456
(1)Consisted of Office segment properties located in Cranberry Township, PA and Wake Forest, NC (2).
(2)Consisted of Office segment properties located in Andover, MA, Platteville, CO, Greenwood Village, CO, Birmingham, AL, Largo, FL and Redmond, WA (3).

2024 Dispositions	Office Segment Dispositions	Other Segment Dispositions	Total Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended March 31, 2024 (1)	1	3	4	1,233,100	$79,525	$9,177
Three Months Ended June 30, 2024 (2)	—	1	1	56,600	8,650	(57)
Three Months Ended September 30, 2024 (3)	1	3	4	338,446	39,800	16,125
Total for the Nine Months Ended September 30, 2024	2	7	9	1,628,146	$127,975	$25,245
(1)Consisted of an Office segment property located in Johnston, IA and Other segment properties located in Columbia, MD; Jefferson City, MO and Houston, TX.
(2)Consisted of an Other segment property located in Mechanicsburg, PA.
(3)Consisted of an Office segment property located in San Antonia, TX, and Other segment properties located in Concord, NC, Beavercreek, OH, and Huntsville, AL
Real Estate Held for Sale
As described in Note 2, Basis of Presentation and Summary of Significant Accounting Policies, the Company generally classifies real estate assets that are subject to operating leases as held for sale when it believes it is probable that the disposition will occur within one year.
As of September 30, 2025, no Industrial segment properties met the criteria for classification as held for sale.
As of September 30, 2025, the 16 remaining Office Discontinued Operations Properties met the criteria for classification as held for sale and were classified as discontinued operations for all periods presented.
As of December 31, 2024, no properties met the criteria for classification as held for sale.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
During the three months ended September 30, 2025, the Company recorded real estate impairments from discontinued operations of $25.6 million related to eight Office Discontinued Operations Properties. The impairments resulted from shortened anticipated hold periods and estimated selling prices.
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value related to in-place leases, above- and below-market lease intangibles, and other intangibles, net of amortization (excluding the Office Discontinued Operations Properties) as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
In-place lease intangible assets	$106,067	$141,193
In-place lease intangible assets - accumulated amortization	(49,866)	(58,847)
In-place lease intangible assets, net (1)	$56,201	$82,346

Above-market lease intangible assets	4,216	5,845
Above-market lease intangible assets - accumulated amortization	(3,067)	(3,444)
Above-market lease intangible assets, net	1,149	2,401

Below-market lease intangible liabilities	(48,236)	(46,533)
Below-market lease intangible liabilities - accumulated amortization	12,092	6,701
Below-market lease intangible liabilities, net (1)	$(36,144)	$(39,832)
(1)The weighted average remaining amortization period of the Company’s in-place leases, above- and below-market lease intangibles and other intangibles was 7.6 years and 8.6 years as of September 30, 2025 and December 31, 2024, respectively.
The amortization of the intangible assets (excluding Office Discontinued Operations Properties) for the respective periods is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Above and below market leases, net	$(3,250)	$(131)	$(6,942)	$(490)
In-place lease intangible assets	$3,966	$2,260	$10,649	$7,856
4.    Investments in Unconsolidated Entities
As of August 28, 2024, the Company no longer had an investment in any unconsolidated entities. The Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), previously invested a combined $184.2 million for an approximately 49% interest in a joint venture (“Galaxy REIT, LLC” or the “Office Joint Venture”), through which it owned indirectly an approximate 49% interest in a 46-property office portfolio (the “JV Office Portfolio”). Following the impairment of the JV Office Portfolio as of September 30, 2023, the Company no longer recorded any equity income or losses related to the Office Joint Venture. On August 28, 2024, GRT VAO Sub transferred all of its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture. Rule 3-09 of Regulation S-X requires the Company to present the summarized financial statements of the Office Joint Venture below as of December 31, 2024 and for the three and nine months ended September 30, 2024 for comparative periods.
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

The table below presents condensed statements of operations of the unconsolidated Office Joint Venture:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2024 (1)	2024 (2)
Total revenues	$39,437	$132,824
Expenses:
Operating expenses	(16,950)	(53,470)
General and administrative	(1,949)	(5,244)
Depreciation and amortization	(14,601)	(60,158)
Interest expense	(28,848)	(89,567)
Other income, net	1,113	1,854
Total Expenses	(61,235)	(206,585)
Net Loss	$(21,798)	$(73,761)
(1)Amounts represent the period of April 1 to June 30 due to the recording of the Office Joint Venture’s activity on a one quarter lag.
(2)Amounts represent the period of October 1 to June 30 due to the recording of the Office Joint Venture’s activity on a one quarter lag.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
5.     Debt
As of September 30, 2025 and December 31, 2024, the Company’s consolidated debt consisted of the following (dollars in thousands):

	Carrying Value
	September 30, 2025	December 31, 2024	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan(3)	$140,440	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	250,766	360,326		4.94%
Unsecured Debt(7)
Revolving Loan(8)	265,000	465,000	SOF Rate + 1.80%	6.07%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate +1.40%	5.15%	April 2026
2028 Term Loan I	210,000	210,000	SOF Rate + 1.75%	5.51%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.75%	5.51%	October 2028 (9)
Total Unsecured Debt	800,000	1,000,000		5.63%
Total Debt	1,050,766	1,360,326		5.46%
Unamortized Deferred Financing Costs, Premiums, and Discounts, net	(13,129)	(15,707)
Total Debt, net	$1,037,637	$1,344,619
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's $550.0 million floating to fixed interest rate swaps maturing on July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.15%.
(2)Reflects the loan maturity dates as of September 30, 2025.
(3)The BOA II Loan has a fixed rate of interest and was originally secured by four properties. In August 2025, the Company made a $109.6 million partial paydown of its BOA II Loan using proceeds from the disposition of an Office Discontinued Operations Property located in Birmingham, Alabama. In connection with the partial paydown, the Company recognized and recorded $0.7 million of extinguishment of debt, which is presented within Net income (loss) from discontinued operations. Following the paydown, the BOA II Loan is secured by three properties – two Industrial properties located in Chicago, Illinois and Columbus, Ohio, and one Office Discontinued Operations Property located in Las Vegas, Nevada.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF Rate"). As of September 30, 2025, the applicable rates were 4.12% (SOFR, as calculated per the credit facility), plus spreads of 1.40% (2026 Term Loan), 1.75% (2028 Term Loan I), 1.75% (2028 Term Loan II), and 1.80% (Revolving Loan) and a 0.1% index.
(8)The Company made a $100.0 million paydown in April 2025 and a $100.0 million paydown in September 2025 towards its Revolving Loan. Subsequent to quarter-end, the Company paid down an additional $240.0 million towards its Revolving Loan.
(9)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Second Amended and Restated Credit Agreement
As of September 30, 2025, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 as amended by the following documents (collectively, the “Second Amended and Restated Credit Agreement”): First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Amendment”), Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of July 25, 2024 (the “Eighth Amendment”) and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of October 31, 2024 (the “Ninth Amendment”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $265.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of September 30, 2025, the available undrawn capacity under the Revolving Credit Facility was $111.9 million.
Debt Covenant Compliance
Pursuant to the terms of the Company’s secured debt and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of September 30, 2025.
Future Minimum Principal Payments
The following summarizes the future scheduled principal repayments of all loans as of September 30, 2025 per the loan terms discussed above:

As of September 30, 2025
2025	$—
2026	150,000
2027	—
2028	790,440
2029	60,722
Thereafter	49,604
Total principal	1,050,766
Unamortized debt premium/(discount)	852
Unamortized deferred financing costs	(13,981)
Total	$1,037,637

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Derivative Instruments
As of September 30, 2025 and December 31, 2024, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which consists of the KeyBank Loans as of both periods). The Interest Rate Swaps are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at September 30, 2025 and December 31, 2024:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Assets

Current Interest Rate Swaps(2)
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	$(930)	$1,346	$100,000	$100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(935)	1,341	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.60%	(1,022)	1,255	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.58%	(964)	1,310	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(931)	1,338	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.62%	(551)	585	50,000	50,000
Total				$(5,333)	$7,175	$550,000	$550,000

Previous Interest Rate Swaps
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$—	$2,605	$—	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	—	1,732	—	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	—	1,291	—	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	—	938	—	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	—	748	—	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	—	747	—	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.84%	—	738	—	100,000
Total				$—	$8,799	$—	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of September 30, 2025, derivatives in an asset or liability position are included in the line item “Interest rate swap asset” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Nine Months Ended September 30,
	2025	2024
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$10,911	$5,347
Amount reclassified from AOCI into earnings under “Interest expense”	$10,301	$19,714
Total interest expense	$44,584	$41,589
During the twelve months subsequent to September 30, 2025, the Company estimates that an additional $0.01 million of its income will be recognized from AOCI into earnings.
The Company is not required to post collateral related to these agreements.
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities (excluding Office Discontinued Operations Properties) consisted of the following as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Other liabilities	$25,051	$27,343
Interest payable	14,574	15,400
Deferred compensation	10,347	10,201
Prepaid tenant rent	2,310	3,495
Real estate taxes payable	3,897	2,305
Property operating expense payable	1,015	1,572
Accrued tenant improvements	1,218	1,416
Due to related parties	234	580
Accrued construction in progress	212	—
Total	$58,858	$62,312

8.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in applicable markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended September 30, 2025 and September 30, 2024.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of September 30, 2025 and December 31, 2024:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
September 30, 2025
Mutual Funds Asset	$10,739	$10,739	$—	$—
Interest Rate Swap Liability	$(5,333)	$—	$(5,333)	$—

December 31, 2024
Interest Rate Swap Asset	$15,974	$—	$15,974	$—
Mutual Funds Asset	$11,971	$11,971	$—	$—
Nonrecurring Measurement - Real Estate Impairment
2025 Real Estate Impairments
During the three months ended September 30, 2025, the Company recorded real estate impairments of $25.6 million related to 8 Office Discontinued Operations Properties. The following table summarizes the fair value assumptions for the real estate impairments for the three months ended September 30, 2025:

Three Months Ended September 30, 2025
Range of Inputs	Office Discontinued Operations Properties
Estimated Selling Prices (Level 2 Inputs)
Number of Properties	8
Estimated selling price per square foot	$74 - $191
Nonrecurring Measurement - Goodwill Impairment
The Company’s goodwill has an indeterminate life and is not amortized. Goodwill is tested for impairment on October 1st of each year for each reporting unit, as applicable, or more frequently if events or changes in circumstances indicate that goodwill is more likely than not impaired. The Company performs a qualitative assessment to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each relevant reporting unit. If an impairment exists, the Company recognizes an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit. There was no impairment of goodwill recorded for the nine months ended September 30, 2025.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Financial Instruments at Fair Value
Financial instruments as of September 30, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of September 30, 2025 and December 31, 2024.
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

	September 30, 2025		December 31, 2024
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$134,206	$140,440	$226,870	$250,000
Florida Mortgage Loan	47,830	49,604	47,057	49,604
Georgia Mortgage Loan	37,254	37,722	36,381	37,722
Illinois Mortgage Loan	23,385	23,000	22,810	23,000
Total Secured Debt	$242,675	$250,766	$333,118	$360,326
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of September 30, 2025 and December 31, 2024. See Note 5, Debt, for details.

9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of September 30, 2025, there were 36,790,867 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of September 30, 2025, the Company has not sold any shares under the ATM.
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
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 4,063,478 shares. As of September 30, 2025, 2,418,002 common shares remained for issuance pursuant to awards granted under the Plan.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
As of September 30, 2025 and September 30, 2024, there was $7.3 million and $8.5 million, respectively, of unrecognized compensation expense remaining, which vests between approximately i) 0.3 years and 2.2 years and ii) 0.3 years and 2.3 years, respectively.
Total compensation expense related to Restricted Shares for the three months ended September 30, 2025 and September 30, 2024 was approximately $1.6 million and $2.0 million, respectively. Total compensation expense related to Restricted Shares for the nine months ended September 30, 2025 and September 30, 2024 was approximately $4.8 million and $5.8 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Shares of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2023	159,553
Granted	541,700	$11.63
Forfeited	(10,649)	$26.65
Vested	(298,038)	$28.09
Balance at December 31, 2024	392,566
Granted	541,585	$12.18
Forfeited	(59,418)	$15.55
Vested (1)	(55,855)	$23.04
Balance as of September 30, 2025	818,878
(1)    Total shares vested include 9,673 common shares that were withheld (i.e., forfeited) by employees during the nine months ended September 30, 2025 to satisfy statutory tax withholding requirements associated with the vesting of Restricted Shares.
10.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of September 30, 2025, the limited partners of the Operating Partnership owned approximately 2.95 million OP Units consisting of approximately (i) 2.93 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined in below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of September 30, 2025, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 7.4% of total shares outstanding and 7.5% of weighted-average shares outstanding.
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
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following summarizes the activity for noncontrolling interests recorded as equity for the nine months ended September 30, 2025 and September 30, 2024:

	Nine Months Ended September 30,
	2025	2024
Beginning balance	$66,801	$91,629
Exchange of noncontrolling interests	(2,646)	(1,058)
Distributions to noncontrolling interest	(1,628)	(2,168)
Net loss	(25,198)	(2,042)
Other comprehensive loss	(1,592)	(2,033)
Ending balance	$35,737	$84,328
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
As previously disclosed, certain of our current and former employees and executive officers, including Michael Escalante, our Chief Executive Officer, and Javier Bitar, our Chief Financial Officer and Treasurer, were employed by affiliates of GC LLC prior to the Self-Administration Transaction and are therefore participants in a GC LLC’s long term incentive plan that made grants to such participants in connection with services rendered prior to the Self-Administration Transaction. Participants in GC LLC’s long-term incentive plan, including Messrs. Escalante and Bitar, are entitled to receive distributions from the long-term incentive plan in the form of either cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.
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
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
11.     Related Party Transactions
Summarized below are the related party transaction expenses and payable for the following periods (which are presented in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet):

	Incurred for the Nine Months Ended		Payable as of
	September 30,		September 30,	December 31,
	2025	2024	2025	2024
Expensed
Office rent and related expenses	$426	$476	$—	$55
Other
Distributions	1,306	1,720	234	525
Total	$1,732	$2,196	$234	$580
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
As of September 30, 2025, the right-of-use lease asset and liability related to the El Segundo Sublease was approximately $0.4 million, which is included in Right-of-use lease assets and Right-of-use lease liabilities on the Company’s consolidated balance sheet.
As of September 30, 2025, the El Segundo sublease has an expiration date of June 30, 2026 and a monthly base rent of $0.04 million, subject to annual escalations of 3%. As of September 30, 2025, the Company entered into a 10-year lease for its future corporate headquarters in El Segundo, CA. The new lease is a third-party, non-related party agreement and is not with GCC or any of its affiliates, and is expected to commence in 2026, at which time right-of-use assets and lease liabilities will be recognized.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
For its continuing operations properties, the Company recognized $70.6 million and $74.1 million of lease income related to operating lease payments for the nine months ended September 30, 2025 and September 30, 2024 respectively.
For its Office Discontinued Operations Properties, the Company recognized $72.6 million and $74.7 million of lease income related to operating lease payments for the nine months ended September 30, 2025 and September 30, 2024 respectively. These amounts are included within income from discontinued operations within the consolidated statements of operations.
The Company's current third-party tenant leases have expirations ranging from 2025 to 2038. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of September 30, 2025 and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

	As of September 30, 2025
Expirations	Continuing Operations	Discontinued Operations
Remaining 2025	$18,662	$18,950
2026	74,517	75,679
2027	68,369	68,163
2028	60,649	60,516
2029	52,790	52,384
Thereafter	117,612	92,956
Total	$392,599	$368,648
Lessee - Ground Leases
All of the Company's ground leases are associated with Office Discontinued Operations Properties and, therefore, are not included in the amounts presented for continuing operations. As of September 30, 2025, the Company is the tenant under the following ground leases (i) three ground leases classified as operating leases, and (ii) two ground leases classified as financing leases. Each of these ground leases was assumed by the Company in connection with the acquisition of the applicable Office Discontinued Operations Property, and no incremental costs were incurred for such ground leases. All five ground leases are non-cancelable and contain no renewal options.
Lessee - Corporate Office Leases
As of September 30, 2025, the Operating Partnership or a wholly-owned subsidiary is the tenant (lessee) under the following two corporate office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Sublease described in Note 11, Related Party Transactions, above, and (ii) a lease for its office space in Chicago, Illinois (“Chicago Office Lease”).

For corporate office leases in which the Company is a lessee, the Company incurred costs of approximately $0.5 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively, which are included in “Corporate operating expenses to related parties” and “General and administrative expenses” as applicable, in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities for the corporate office leases was $0.5 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate for the office leases in which the Company is a lessee as of September 30, 2025:

As of September 30, 2025
Lease Term and Discount Rate	Operating - Office Leases
Weighted-average remaining lease term in years	4.6
Weighted-average discount rate (1)	7.74%
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
Lessee - Maturities of Lease Liabilities
The maturities of lease liabilities for the Company’s operating and financing leases as of September 30, 2025 were as follows:

	As of September 30, 2025
	Continuing Operations - Corporate Office Leases	Discontinued Operations - Ground Leases
	Operating Leases	Operating Leases	Financing Leases
2025	$179	$376	$228
2026	476	1,503	375
2027	238	1,526	381
2028	243	1,596	386
2029	250	1,630	391
Thereafter	385	247,063	2,681
Total undiscounted lease payments	1,771	253,694	4,442
Less imputed interest	(285)	(210,003)	(1,817)
Total lease liabilities	$1,486	$43,691	$2,625

13.    Commitments and Contingencies
Capital Expenditure Projects, Leasing, and Tenant Improvement Commitments
As of September 30, 2025 the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $5.1 million, of which $1.4 million relates to Office Discontinued Operations Properties.

Corporate Office Lease

As of September 30, 2025, the Company entered into a 10-year lease for its future corporate headquarters in El Segundo, CA, which is expected to commence in 2026 (refer to Note 12, Leases, for further details). Aggregate future lease payments under this 10-year lease agreement are expected to approximate $6.6 million.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
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
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters in the ordinary course of business. As of September 30, 2025, the Company is not aware of any environmental condition that it believes will have a material adverse effect on the results of operations.
14.    Segment Reporting
Segment Profit/(Loss) Measures
Michael Escalante, the Company's Chief Executive Officer, is identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties utilizing the following reportable segments: Industrial and Office. The Industrial segment consists of i) IOS properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. All properties within the Office segment as of September 30, 2025 were classified as held for sale and included within Office Discontinued Operations Properties for all periods presented.
The CODM evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses, excluding general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, impairment of goodwill, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss, termination income, equity in earnings of any unconsolidated real estate joint ventures, and net income or loss from discontinued operations. This measure is used by the CODM to make decisions about resource allocation and evaluate the financial performance of each segment. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income or loss because it assists both investors and management in understanding the core operations of our properties.
As a result of the classification of Office Discontinued Operations Properties, the segment disclosure tables present the results of these properties separately within "Net income from discontinued operations". The related assets are also presented separately as real estate related to discontinued operations. Accordingly, the table below only presents the Office segment inclusive of the properties that are included within continuing operations. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies for additional information.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents segment NOI and net income (loss) for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024(1)	2025	2024(1)
Industrial
Total Industrial revenues	$25,800	$14,918	$74,212	$44,305
Less:
Industrial property operating expense (2)	1,250	854	3,909	2,742
Industrial property tax expense (2)	2,030	1,366	5,895	3,496
Industrial NOI	22,520	12,698	64,408	38,067

Office
Total Office revenues	—	5,005	5,781	15,654
Less:
Office property operating expense (2)	—	496	293	1,437
Office property tax expense (2)	—	183	102	469
Office NOI	—	4,326	5,386	13,748

Other
Total Other revenues	—	6,808	—	26,611
Less:
Other property operating expense (2)	—	2,033	—	6,469
Other property tax expense (2)	—	1,061	—	3,589
Other NOI	—	3,714	—	16,553
Total NOI	$22,520	$20,738	$69,794	$68,368

Unallocated amounts:
Depreciation and amortization (3)	(13,102)	(10,730)	(38,828)	(33,690)
Real estate impairment provision (3)	—	(42,894)	(18,195)	(50,774)
General and administrative expenses (4)	(8,122)	(9,122)	(25,122)	(27,918)
Interest expense	(16,654)	(12,613)	(44,584)	(41,589)
Other income, net	1,884	3,591	5,339	12,801
Gain from disposition of assets	6,641	16,125	6,407	25,245
Extinguishment of debt	—	(508)	—	(508)
Goodwill impairment provision	—	—	—	(4,594)
Corporate operating expenses to related parties	(144)	(141)	(426)	(476)
Transaction expenses	(56)	(578)	(433)	(578)
Net income (loss) from discontinued operations	10,813	9,583	(290,333)	28,533
Net income (loss)	$3,780	$(26,549)	$(336,381)	$(25,180)
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
A reconciliation of net income (loss) to NOI for the three and nine months ended September 30, 2025 and September 30, 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Total NOI
Net income (loss)	$3,780	$(26,549)	$(336,381)	$(25,180)
General and administrative expenses	8,122	9,122	25,122	27,918
Corporate operating expenses to related parties	144	141	426	476
Real estate impairment provision	—	42,894	18,195	50,774
Depreciation and amortization	13,102	10,730	38,828	33,690
Interest expense	16,654	12,613	44,584	41,589
Other income, net	(1,884)	(3,591)	(5,339)	(12,801)
Extinguishment of debt	—	508	—	508
Gain from disposition of assets	(6,641)	(16,125)	(6,407)	(25,245)
Goodwill impairment provision	—	—	—	4,594
Transaction expenses	56	578	433	578
Net (income) loss from discontinued operations	(10,813)	(9,583)	290,333	(28,533)
Total NOI	$22,520	$20,738	$69,794	$68,368

The following table presents the Company’s goodwill by segment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
	2025	2024
Goodwill
Industrial	$68,373	$68,373
Total Goodwill	$68,373	$68,373

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2025
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)

The following table presents the Company’s total real estate assets, net, for each segment as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
Continuing Operations	2025	2024
Industrial Real Estate, net
Total real estate	$1,263,937	$1,281,815
Accumulated depreciation and amortization	(197,885)	(180,879)
Industrial real estate, net	1,066,052	1,100,936

Office Real Estate, net
Total real estate	—	211,328
Accumulated depreciation and amortization	—	(43,368)
Office real estate, net	—	167,960

Total Real Estate, net	$1,066,052	$1,268,896

	September 30,	December 31,
Discontinued Operations	2025	2024
Total Real Estate related to Discontinued Operations, net
Total real estate	$549,012	$1,291,432
Accumulated depreciation and amortization	(145,473)	(296,280)
Real estate related to Discontinued Operations, net	$403,539	$995,152

15.    Declaration of Dividends and Distributions
On August 5, 2025, the Board declared an all-cash dividend for the quarter ended September 30, 2025 in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit. Such amounts are payable on or about October 17, 2025 to shareholders and holders of OP Units of record as of September 30, 2025.

16.    Subsequent Events
Declaration of Dividends and Distributions
On November 4, 2025, the Board declared an all-cash dividend for the quarter ended December 31, 2025 in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit. Such amounts are payable on or about January 19, 2026 to shareholders and holders of OP Units of record as of December 31, 2025.
Dispositions
Subsequent to quarter-end, the Company sold four Office Discontinued Operations Properties totaling approximately 1.0 million square feet for approximately $116.0 million.

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
Overview
Peakstone Realty Trust (NYSE: PKST) is executing a strategic transition to an industrial-only real estate investment trust (“REIT”), targeting growth in the industrial outdoor storage (“IOS”) sector. As part of this strategy, PKST is actively reshaping its portfolio to drive value creation. The Company’s fiscal year ends on December 31, 2025.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of September 30, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 92.6% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
The use herein of the words “PKST,” “the Company,” “Peakstone,” “we,” “us,” and “our” refer to Peakstone Realty Trust and its subsidiaries, including the Operating Partnership, except where the context otherwise requires.
As of September 30, 2025, our portfolio was comprised of 86 properties reported in two segments: Industrial and Office. The Industrial segment included 70 properties, consisting of 66 operating properties and four properties designated for redevelopment or repositioning. The Office segment included 16 operating properties, all of which were classified as held for sale and reported within discontinued operations.
The Company’s plan to dispose of its Office segment properties represents a strategic shift in its business that met the criteria for classification as discontinued operations as of September 30, 2025. Accordingly, (i) the 16 remaining Office segment properties owned by the Company as of September 30, 2025 (all of which were classified as held for sale), and (ii) 11 Office segment properties sold prior to that date (collectively, the “Office Discontinued Operations Properties”) were classified within discontinued operations for all periods presented.

Revenue Concentration
The tables present the Company’s revenue concentrations for its Industrial segment based on Annualized Base Rent (“ABR”), as defined below.
Annualized Base Rent (“ABR”) is calculated as the monthly contractual base rent for leases that have commenced as of the end of the quarter, excluding rent abatements, multiplied by 12 months and deducting base year operating expenses for gross and modified leases, unless otherwise specified. For leases in effect at the end of any quarter that provide for rent abatement during the last month of that quarter, the Company used the monthly contractual base rent payable following expiration of the abatement period.
By State:
The percentage of ABR by state for the Company’s Industrial segment as of September 30, 2025 is presented as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Georgia	$11,371	12	15.2%
Florida	10,631	9	14.2
Illinois	9,430	4	12.6
Ohio	8,130	3	10.9
California	7,789	1	10.4
Pennsylvania	5,260	6	7.0
Virginia	3,957	5	5.3
Texas	3,592	8	4.8
South Carolina	2,611	5	3.5
New Jersey	2,545	6	3.4
Subtotal	$65,316	59	87.3%
All Others (1)	9,316	11	12.7
Total	$74,632	70	100.0%
(1)     “All others” account for less than 2.7% of ABR on an individual state basis.

By Industry:
The percentage of ABR by industry for the Company’s Industrial segment as of September 30, 2025 is presented as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$23,415	23	31.4%
Consumer Discretionary Distribution & Retail	20,098	4	26.9
Transportation	7,883	15	10.6
Consumer Durables & Apparel	7,832	2	10.5
Food, Beverage & Tobacco	5,380	2	7.2
Materials	3,510	3	4.7
Commercial & Professional Services	3,479	4	4.7
Automobiles & Components	2,845	2	3.8
Real Estate Management & Development	190	1	0.2
Total	$74,632	56	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.

Top Ten Tenants:
No lessee or property in our Industrial segment generated more than 13.5% of our total Industrial segment ABR as of September 30, 2025. The top 10 tenants by ABR for the Company’s Industrial segment as of September 30, 2025 is presented as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Amazon	$10,097	13.5%
RH	7,789	10.4
3M Company	5,100	6.8
Samsonite	4,497	6.0
PepsiCo	3,360	4.5
Shaw	3,335	4.5
Huntington Ingalls	2,667	3.6
United Rentals	2,271	3.0
Maxim Crane	2,033	2.7
Pepsi Bottling Ventures	2,020	2.7
Subtotal	$43,169	57.7%
All Others (1)	31,463	42.3
Total	$74,632	100.0%
(1)     “All others” account for less than 2.6% of ABR on an individual tenant basis.

Lease Expirations:
The tables below provide a summary of the upcoming lease expirations in our Industrial segment, excluding unexercised renewal options and early termination rights.
As of September 30, 2025, the lease expirations by ABR in our Industrial segment are presented as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Percentage of Annualized Base Rent
2025	$391	0.5%
2026	7,704	10.3
2027	4,770	6.4
2028	12,458	16.7
2029	8,217	11.0
2030	12,060	16.2
2031	12,744	17.1
2032	4,265	5.7
2033	7,283	9.8
2034	1,741	2.3
>2034	2,999	4.0
Total	$74,632	100.0%
(1) Expirations that occur on the last day of the year are shown as expiring in the subsequent year.

As of September 30, 2025, the Company’s Industrial segment includes both traditional industrial assets, which are leased on a square-footage basis, and IOS assets, which are leased on a usable-acre basis. The tables below present lease expirations for each category.
Lease Expirations (Square Foot Basis)

Year of Lease Expiration (1)	ABR (unaudited in thousands)	Percentage of ABR	Number of Leases	Approx. Square Feet	ABR (per square foot)(2)	Annualized Net Effective Base Rent (per square foot) (3)
2025	$—	—%	—	—	$—	$—
2026	5,100	11.1	1	978,100	5.21	4.99
2027	—	—	—	—	—	—
2028	7,846	17.1	4	1,290,100	6.08	5.71
2029	6,093	13.3	2	1,129,700	5.39	5.57
2030	7,789	17.0	1	1,501,400	5.19	4.91
2031	8,825	19.2	2	1,039,200	8.49	8.42
2032	2,020	4.4	1	526,300	3.84	3.87
2033	6,048	13.2	3	1,340,400	4.51	4.53
2034	—	—	—	—	—	—
>2034	2,219	4.7	2	435,100	5.10	4.48
Vacant	—	—	—	—	—	—
Total / Weighted Average	$45,940	100.0%	16	8,240,300	$5.58	$5.43
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

Lease Expirations (Usable Acre Basis)

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Usable Acres	ABR (per usable acre) (2)	Annualized Net Effective Base Rent (per usable acre) (3)
2025	$391	1.4%	1	10	$39,100	$72,700
2026	2,604	9.1	8	32	81,375	85,965
2027	4,770	16.6	13	71	67,183	68,911
2028	4,612	16.1	9	89	51,820	53,688
2029	2,124	7.4	5	37	57,405	59,929
2030	4,271	14.9	6	48	88,979	137,438
2031	3,919	13.7	4	65	60,292	64,897
2032	2,245	7.8	4	23	97,609	108,973
2033	1,235	4.3	2	20	61,750	68,750
2034	1,741	6.1	1	37	47,054	70,324
>2034	780	2.6	2	7	111,429	132,676
Vacant	—	—	—	2	—	—
Redevelopment properties(4)	—	—	—	38	—	—
Total / Weighted Average	$28,692	100.0%	55	479	$65,358	$76,583
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

Leasing Information
As of September 30, 2025, we estimate that the current average market rental rates for leases for the operating properties in our Industrial segment, that are scheduled to expire within the next four years are approximately 30% to 35% greater than the weighted average in-place cash rental rates.
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

The following tables set forth certain information regarding our leasing activity during the three months ended September 30, 2025 for our leases based on square footage (traditional industrial properties) and usable acres (IOS properties). For each lease, the Company presents (i) “GAAP Rent Change”, which is calculated as the percentage change between GAAP rents for new/renewal leases and the expiring GAAP rents of comparable leases for the same space and (ii) “Cash Rent Change”, which is calculated as the percentage change between cash rents for new/renewal leases and the expiring cash rents of comparable leases for the same space, excluding any rent abatements. We do not calculate GAAP Rent Change and Cash Rent Change for lease comparisons if either lease involved has any of the following characteristics, as we believe such leases do not provide a reliable basis for comparison: (i) the lease is for space that has never been leased under our ownership, (ii) the lease is for space that has been redeveloped or repositioned, (iii) the lease has a structure that is not comparable to the other lease or (iv) the lease term is less than 12 months.

Leases Executed - Usable Acres (1):

	Number of Leases	Usable Acres	Weighted Average Lease Term (in years)	Leasing Commissions (per usable acre)	Tenant Improvements (per usable acre)	GAAP Rent Change (2)		Cash Rent Change (2)
New Leases	4	24.8	3.9	$18,805	$—	93.4%	(3)	92.6%	(3)
Renewal Leases	1	3.0	2.0	$—	$—	260.1%		237.1%
Total / Weighted Average	5	27.8	3.6	$16,772	$—	120.2%		115.8%
(1)Represents leasing activity for leases based on usable acreage that were executed during the quarter.
(2)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(3)Excludes GAAP Rent Change and Cash Rent Change for i) a new IOS lease (7.5 usable acres and 2.5 weighted average lease term) for a property that was re-classified from a redevelopment to an operating property in the quarter and had not been leased under our ownership and (ii) a new IOS lease (1.6 usable acres and 8.0 weighted average lease term) for a previously vacant space at a property that had not been leased our ownership.

Leases Commenced - Usable Acres (1):

	Number of Leases	Usable Acres	Weighted Average Lease Term (in years)	Leasing Commissions (per usable acre)	Tenant Improvements (per usable acre)	GAAP Rent Change (3)		Cash Rent Change (3)
New Leases (2)	1	7.5	2.5	$14,385	$—	N/A	(4)	N/A	(4)
Total / Weighted Average	1	7.5	2.5	$14,385	$—	—%		—%

(1)Represents leasing activity for leases based on usable acreage that commenced during the quarter.
(2)Represents an IOS lease for a property that was re-classified from a redevelopment property in prior quarter to an operating property in the current quarter.
(3)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(4)Excluded from GAAP Rent Change and Cash Rent Change because the lease is for space that had not been leased under our ownership.

Results of Operations
Overview
Our strategic focus is to become an industrial-only REIT with growth in the IOS subsector as a key component of our long-term plan. While our current industrial portfolio includes both IOS and traditional industrial assets, we are prioritizing expansion within the IOS subsector, supported by strong market fundamentals and compelling growth potential. To support this evolution, we are actively divesting non-core assets—with particular emphasis on the disposition of office properties—to enhance the performance of our portfolio. We remain committed to a balanced approach to capital allocation—prioritizing IOS investments while maintaining prudent management of leverage.

Business Environment
Real estate investors continue to closely monitor current market conditions, which are shaped by a mix of economic factors, geopolitical tensions, and changes in monetary and trade policies, including tariffs. Despite the uncertainty, general market sentiment seems to be cautiously optimistic.
In the industrial sector, fundamental demand drivers remain strong, even as broader economic conditions fluctuate. Structural trends – including the onshoring and nearshoring of manufacturing and warehousing operations, a forecasted rise in U.S. industrial production, and the continued expansion of e-commerce – are anticipated to drive sustained demand over the long-term. At the same time, several factors are contributing to a tightening supply environment, including: a reduced pace of new construction, limited quantity of existing sites zoned for broad industrial uses, power capacity constraints, municipal resistance to new industrial development, particularly in densely populated areas, and redevelopment of infill properties into other uses. Collectively, these dynamics are creating a balanced but disciplined market environment, characterized by more normalized leasing trends and strong long-term fundamentals for U.S. industrial real estate. We believe that our well-diversified industrial portfolio positions us favorably to navigate the current environment while capturing opportunities as the market cycle evolves.

In the office sector, market conditions have become more conducive to transaction activity, supported by stabilizing fundamentals and the selective return of institutional investors and real estate funds. Debt market liquidity has also improved, particularly for high-quality, well-leased assets, as both traditional lenders and alternative capital providers—including private credit funds and high-yield platforms—expand their lending activity and demonstrate a renewed willingness to finance transactions.
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
Segment Information
Michael Escalante, the Company's Chief Executive Officer, is identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties utilizing the following reportable segments: Industrial and Office. The Industrial segment consists of i) IOS properties which have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement, and storage of materials and equipment and ii) traditional industrial assets, which include distribution, warehouse and light manufacturing properties. All properties within the Office segment as of September 30, 2025 were classified as held for sale and included within Office Discontinued Operations Properties for all periods presented.
The CODM evaluates performance of each segment based on segment net operating income (“NOI”), which is defined as property revenue less property expenses, excluding general and administrative expenses, interest expense, depreciation and amortization, impairment of real estate, impairment of goodwill, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, investment income or loss, termination income, equity in earnings of any unconsolidated real estate joint ventures, and net income or loss from discontinued operations. This measure is used by the CODM to make decisions about resource allocation and evaluate the financial performance of each segment. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income or loss because it assists both investors and management in understanding the core operations of our properties.
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
Discontinued Operations
The results of the Office Discontinued Operations Properties have been separately reported within "Net income from discontinued operations" for the three and nine months ended September 30, 2025 and 2024 on the consolidated statement of operations. As such, the Office Discontinued Operations Properties are excluded from NOI and Same Store NOI metrics (refer to sections below).
Reconciliation of Net Income (Loss) to Same Store NOI
Our Same Store portfolio includes properties that were held in-service for a full period for both comparative periods presented and excludes the Office Discontinued Operations Properties. The following table reconciles net income (loss) to Same Store NOI for the three and nine months ended September 30, 2025 and September 30, 2024 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Same Store NOI
Net income (loss)	$3,780	$(26,549)	$(336,381)	$(25,180)
General and administrative expenses	8,122	9,122	25,122	27,918
Corporate operating expenses to related parties	144	141	426	476
Real estate impairment provision	—	42,894	18,195	50,774
Depreciation and amortization	13,102	10,730	38,828	33,690
Interest expense	16,654	12,613	44,584	41,589
Other income, net	(1,884)	(3,591)	(5,339)	(12,801)
Extinguishment of debt	—	508	—	508
Gain from disposition of assets	(6,641)	(16,125)	(6,407)	(25,245)
Goodwill impairment provision	—	—	—	4,594
Transaction expenses	56	578	433	578
Net (income) loss from discontinued operations	(10,813)	(9,583)	290,333	(28,533)
Total NOI	$22,520	$20,738	$69,794	$68,368
Same Store Adjustments:
Adjustment for acquired properties	(10,245)	—	(26,328)	—
Adjustment for disposed properties	(1,248)	(9,429)	(9,438)	(34,155)
Corporate related adjustment	3	2	15	(41)
Total Same Store NOI	$11,030	$11,311	$34,043	$34,172
Same Store Analysis
Our Same Store portfolio includes properties that were held in-service for a full period for both periods presented and excludes the Office Discontinued Operations Properties. Accordingly, for the three and nine months ended September 30, 2025, our Same Store portfolio consisted of 16 Industrial segment properties encompassing approximately 8.2 million square feet.
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024.
The following table provides a comparative summary of the results of operations for our Same Store portfolio for the three months ended September 30, 2025 and September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$13,054	$13,521	$(467)	(3)%
Industrial operating expenses	(2,024)	(2,210)	186	(8)%
Industrial Same Store NOI	$11,030	$11,311	$(281)	(2)%
For this comparison period, Industrial Same Store NOI decreased by $0.3 million primarily due to the reversal of straight-line rent receivables and the recognition of rental income on a cash basis for a tenant for which collectibility was no longer probable offset by the timing of expense recoveries.
Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
The following table provides a comparative summary of the results of operations for our Same Store portfolio for the nine months ended September 30, 2025 and September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$40,297	$40,378	$(81)	—%
Industrial operating expenses	(6,254)	(6,206)	(48)	(1)%
Industrial Same Store NOI	$34,043	$34,172	$(129)	—%

For this comparison period, Industrial Same Store NOI decreased by $0.1 million primarily due primarily due to the reversal of straight-line rent receivables and the recognition of rental income on a cash basic for a tenant for which collectibility was no longer probable offset by the end of base rent concessions at one property.
Portfolio Analysis
Comparison of the Three Months Ended September 30, 2025 to the Three Months Ended September 30, 2024
Net Income (Loss)
For the three months ended September 30, 2025, the Company recorded net income of $3.8 million compared to a net loss of $(26.5) million for the three months ended September 30, 2024. The reasons for the change are discussed below.
The following table reconciles net income (loss) to NOI for the three months ended September 30, 2025 and three months ended September 30, 2024 (dollars in thousands):

	Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Reconciliation of Net Income (Loss) to Total NOI
Net income (loss)	$3,780	$(26,549)	$30,329	114%
General and administrative expenses	8,122	9,122	(1,000)	(11)%
Corporate operating expenses to related parties	144	141	3	2%
Real estate impairment provision	—	42,894	(42,894)	(100)%
Depreciation and amortization	13,102	10,730	2,372	22%
Interest expense	16,654	12,613	4,041	32%
Other income, net	(1,884)	(3,591)	1,707	(48)%
Extinguishment of debt	—	508	(508)	(100)%
Gain from disposition of assets	(6,641)	(16,125)	9,484	(59)%
Transaction expenses	56	578	(522)	(90)%
Net income from discontinued operations	(10,813)	(9,583)	(1,230)	13%
Total NOI	$22,520	$20,738	$1,782	9%

The following table provides further detail regarding segment NOI:

	Three Months Ended September 30,
	2025	2024	Change	Percentage Change
Industrial NOI
Industrial revenues	$25,800	$14,918	$10,882	73%
Industrial operating expenses	(3,280)	(2,220)	(1,060)	(48)%
Industrial NOI	22,520	12,698	9,822	77%

Office NOI
Office revenues	—	5,005	(5,005)	(100)%
Office operating expenses	—	(679)	679	(100)%
Office NOI	—	4,326	(4,326)	(100)%

Other NOI
Other revenues	—	6,808	(6,808)	(100)%
Other operating expenses	—	(3,094)	3,094	(100)%
Other NOI	—	3,714	(3,714)	(100)%
Total NOI	$22,520	$20,738	$1,782	9%
NOI
Total NOI increased by $1.8 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Industrial NOI increased $9.8 million primarily due to acquisitions of IOS properties in 2024 and 2025 and leasing activity throughout prior year 2024.
Office NOI decreased $4.3 million primarily due to property dispositions in 2025 and 2024.
Other NOI was eliminated as a result of the elimination of the Other segment as of December 31, 2024.
General and Administrative Expense
General and administrative expense decreased $1.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024, primarily due to a decrease in corporate payroll expenses, share-based compensation expenses, professional fees, and insurance expenses.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024.
Real Estate Impairment
Real estate impairment decreased approximately $42.9 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to fewer real estate impairments from continuing operations in the current period.
Depreciation and Amortization
Depreciation and amortization increased by approximately $2.4 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to the acquisition of IOS properties in 2024 and 2025, partially offset by property dispositions and impairments.

Interest Expense
Interest expense increased approximately $4.0 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to reduction in interest swap payments, partially offset by paydowns of secured and unsecured debt.
Other Income, Net
The decrease in other income, net of $1.7 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily due to a decrease in interest income earned from lower cash balances in money market accounts.
Extinguishment of Debt
Extinguishment of debt decreased approximately $0.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to the absence of deferred finance cost write-offs in the current year.
Gain From Disposition of Assets
The $9.5 million decrease in gain on the disposition of assets for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 is primarily due to fewer sales of assets from continuing operations that generated realized gains.
Transaction Expenses
Transaction Expenses decreased by $0.5 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 primarily due to lower costs incurred in connection with transactions during the current period.
Net Income from Discontinued Operations
The Company recognized income from discontinued operations of $10.8 million for the three months ended September 30, 2025 as compared to $9.6 million for three months ended September 30, 2024. The change is primarily due to gains recognized from the dispositions of Office Discontinued Operations Properties, partially offset by impairments recognized on Office Discontinued Operations Properties. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for further information.

Comparison of the Nine Months Ended September 30, 2025 to the Nine Months Ended September 30, 2024
Net Loss
For the nine months ended September 30, 2025, the Company recorded a net loss of $(336.4) million compared to a net loss of $(25.2) million for the nine months ended September 30, 2024. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the nine months ended September 30, 2025 and nine months ended September 30, 2024 (dollars in thousands):

	Nine Months Ended September 30,
	2025	2024	Change	Percentage Change
Reconciliation of Net Loss to Total NOI
Net loss	$(336,381)	$(25,180)	$(311,201)	1236%
General and administrative expenses	25,122	27,918	(2,796)	(10)%
Corporate operating expenses to related parties	426	476	(50)	(11)%
Real estate impairment provision	18,195	50,774	(32,579)	(64)%
Depreciation and amortization	38,828	33,690	5,138	15%
Interest expense	44,584	41,589	2,995	7%
Other income, net	(5,339)	(12,801)	7,462	(58)%
Extinguishment of debt	—	508	(508)	(100)%
Gain from disposition of assets	(6,407)	(25,245)	18,838	(75)%
Goodwill impairment provision	—	4,594	(4,594)	(100)%
Transaction expenses	433	578	(145)	(25)%
Net loss (income) from discontinued operations	290,333	(28,533)	318,866	(1118)%
Total NOI	$69,794	$68,368	$1,426	2%
The following table provides further detail regarding segment NOI:

	Nine Months Ended September 30,
	2025	2024	Change	Percentage Change
Industrial NOI
Industrial revenues	$74,212	$44,305	$29,907	68%
Industrial operating expenses	(9,804)	(6,238)	(3,566)	57%
Industrial NOI	64,408	38,067	26,341	69%

Office NOI (1)
Office revenues	5,781	15,654	(9,873)	(63)%
Office operating expenses	(395)	(1,906)	1,511	(79)%
Office NOI	5,386	13,748	(8,362)	(61)%

Other NOI
Other revenues	—	26,611	(26,611)	(100)%
Other operating expenses	—	(10,058)	10,058	(100)%
Other NOI	—	16,553	(16,553)	(100)%
Total NOI	$69,794	$68,368	$1,426	2%
NOI
Total NOI increased by $1.4 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.

Industrial NOI increased $26.3 million primarily due to the acquisitions of IOS properties in 2024 and 2025 and increased leasing activity throughout prior year 2024.
Office NOI decreased $8.4 million primarily due to property dispositions in 2025 and 2024 and the timing of certain expense recoveries in the current year.
Other NOI decreased $16.6 million due to property dispositions that resulted in the elimination of the Other segment as of December 31, 2024.
General and Administrative Expense
General and administrative expense decreased $2.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a decrease in corporate payroll expenses, share-based compensation expenses, professional fees, and insurance expenses.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024.
Real Estate Impairment
Real estate impairment decreased approximately $32.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 primarily due to fewer impairment charges.
Depreciation and Amortization
Depreciation and amortization increased by approximately $5.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the acquisition of IOS properties in 2024 and 2025, partially offset by property dispositions and impairments.
Interest Expense
Interest expense increased approximately $3.0 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to (i) a reduction in interest swap payments and ii) secured debt entered into in November 2024, partially offset by debt payoffs in 2025 and 2024.
Other Income, Net
Other income, net decreased approximately $7.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to a decrease in interest income earned from lower cash balances in money market accounts.

Extinguishment of Debt
Extinguishment of debt decreased approximately $0.5 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the absence of deferred finance cost write-offs in the current year.
Goodwill Impairment Provision
Goodwill impairment decreased approximately $4.6 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to the goodwill impairment in 2024 related to the Other segment. There was no goodwill impairment during the nine months ended September 30, 2025.
Gain From Disposition of Assets
Gain from the disposition of assets decreased approximately $18.8 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, is primarily due to fewer sales of assets from continuing operations that generated realized gains.
Transaction Expenses
Transaction Expenses decreased by approximately $0.1 million for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024, primarily due to lower costs incurred in connection with transactions during the current period.
Net Income from Discontinued Operations
The Company recognized net loss from discontinued operations of $(290.3) million for the nine months ended September 30, 2025 as compared to a gain of $28.5 million for nine months ended September 30, 2024, primarily due to impairments recognized on Office Discontinued Operations Properties, partially offset by gains recognized from dispositions of assets. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for further information.
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
The summary below describes the way we use these measures, provides information regarding why we believe these measures are meaningful supplemental measures of performance and reconciles these measures from net income or loss, the most directly comparable GAAP measures.
FFO
We compute FFO in accordance with the definition adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). FFO is defined as net income or loss computed in accordance with GAAP, excluding real estate related depreciation and amortization, impairment losses of depreciable real estate assets, gains (losses) from sales of depreciable real estate assets and after adjustments for unconsolidated joint ventures. FFO is used to facilitate meaningful comparisons of operating performance between periods and among other REITs, primarily because it excludes the effect of real estate depreciation and amortization and net gains (losses) from real estate sales, which are based on historical costs and implicitly assume that the value of real estate diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, FFO can help facilitate comparisons of operating performance between periods and among other REITs. It should be noted, however, that other REITs may not define FFO in accordance with the current NAREIT definition or may interpret the current NAREIT definition differently than we do, making comparisons less meaningful.
Core FFO
We compute Core FFO by adjusting FFO, as defined by NAREIT, to exclude certain items such as gain or loss from the extinguishment of debt, goodwill impairment, unrealized gains or losses on derivative instruments, employee separation expense, transaction expenses, lease termination fees, and other items not related to ongoing operating performance of our properties. We believe that Core FFO is a useful supplemental measure in addition to FFO because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core business operations. As with FFO, our reported Core FFO may not be comparable to Core FFO as defined by other REITs.
AFFO
AFFO is presented in addition to Core FFO. AFFO further adjusts Core FFO for certain other non-cash items, including straight-line rent adjustment, amortization of share-based compensation, deferred rent – ground lease, non-cash amortization items (e.g., amortization of above- and below-market rent, net, debt premium and discount, net, ground lease interests, tax benefits and deferred financing costs) and other non-cash transactions. We believe AFFO provides a useful supplemental measure of our operating performance and is useful in comparing our operating performance with other REITs that may not be involved in similar transactions or activities. As with Core FFO, our reported AFFO may not be comparable to AFFO as defined by other REITs.

Our calculation of FFO, Core FFO, and AFFO is presented in the following table for the three and nine months ended September 30, 2025 and 2024 (dollars in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
Reconciliation of Net Income (Loss) to FFO, Core FFO, and AFFO (1):	2025	2024	2025	2024
Net income (loss)	$3,780	$(26,549)	$(336,381)	$(25,180)
FFO Adjustments:
Depreciation of building and improvements	13,337	15,504	46,201	46,491
Amortization of leasing costs and intangibles	6,999	7,336	23,135	22,954
Real estate impairment provision	25,604	42,894	363,687	50,774
Net (gain) loss from disposition of assets	(31,408)	(16,125)	(29,863)	(25,245)
FFO	18,312	23,060	66,779	69,794
FFO attributable to common shareholders and noncontrolling interests (2)	$18,312	$23,060	$66,779	$69,794

Core FFO Adjustments:
Extinguishment of debt	705	508	705	508
Impairment provision, goodwill	—	—	—	4,594
Unrealized gain on investments	(57)	(230)	(107)	(466)
Employee separation expense	4	—	36	59
Transaction expenses	56	578	433	578
Lease termination adjustments	50	—	(242)	—
Other activities adjustment	(13)	43	(98)	112
Core FFO attributable to common shareholders and noncontrolling interests (2)	$19,057	$23,959	$67,506	$75,179

AFFO Adjustments:
Straight-line rent adjustment	(197)	(2,197)	(2,315)	(4,843)
Amortization of share-based compensation	1,596	2,025	4,785	5,836
Deferred rent - ground lease	433	423	1,279	1,238
Amortization of above/(below) market rent, net	(3,463)	(269)	(7,432)	(900)
Amortization of debt premium/(discount), net	(126)	12	(416)	139
Amortization of ground leasehold interests	(98)	(98)	(290)	(291)
Amortization of below tax benefits	192	377	933	1,122
Amortization of deferred financing costs	1,243	1,457	3,681	3,551
AFFO attributable to common shareholders and noncontrolling interests (2)	$18,637	$25,689	$67,731	$81,031

FFO per share/unit, basic and diluted	$0.46	$0.58	$1.68	$1.76
Core FFO per share/unit, basic and diluted	$0.48	$0.61	$1.70	$1.90
AFFO per share/unit, basic and diluted	$0.47	$0.65	$1.70	$2.05

Weighted-average common shares outstanding - basic and diluted shares	36,789,785	36,374,407	36,754,625	36,344,568
Weighted-average OP Units outstanding (2)	2,959,410	3,211,894	2,973,835	3,215,449
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/AFFO	39,749,195	39,586,301	39,728,460	39,560,017
(1)FFO, Core FFO, and AFFO include amounts related to both continuing operations and Office Discontinued Operations Properties for all periods presented.
(2)Represents weighted-average outstanding OP Units that are owned by unitholders other than Peakstone Realty Trust. Represents the noncontrolling interest in the Operating Partnership.

NOI and Cash NOI
Net operating income (“NOI”) is a non-GAAP financial measure calculated as net income or loss, the most directly comparable financial measure calculated and presented in accordance with GAAP, excluding (to the extent applicable during the periods presented) general and administrative expenses, corporate operating expenses to related parties, impairment of real estate, depreciation and amortization, interest expense, other income, net, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairment of goodwill, investment income or loss, transaction expense and net income or loss from discontinued operations and equity in earnings of unconsolidated real estate joint ventures. NOI on a cash basis (“Cash NOI”) is NOI adjusted to exclude the effect of straight-line rent, amortization of acquired above- and below-market lease intangibles, deferred termination income, other deferred adjustments and amortization of other intangibles.
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
Our calculation of each of NOI and Cash NOI is presented in the following tables for three and nine months ended September 30, 2025 and 2024 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Reconciliation of Net Income (Loss) to Total NOI
Net income (loss)	$3,780	$(26,549)	$(336,381)	$(25,180)
General and administrative expenses	8,122	9,122	25,122	27,918
Corporate operating expenses to related parties	144	141	426	476
Real estate impairment provision	—	42,894	18,195	50,774
Depreciation and amortization	13,102	10,730	38,828	33,690
Interest expense	16,654	12,613	44,584	41,589
Other income, net	(1,884)	(3,591)	(5,339)	(12,801)
Extinguishment of debt	—	508	—	508
(Gain) loss from disposition of assets	(6,641)	(16,125)	(6,407)	(25,245)
Goodwill impairment	—	—	—	4,594
Transaction expenses	56	578	433	578
Net (income) loss from discontinued operations	(10,813)	(9,583)	290,333	(28,533)
Total NOI	$22,520	$20,738	$69,794	$68,368

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$22,520	$12,698	$64,408	$38,067
Straight-line rent	(477)	(1,473)	(2,359)	(3,354)
Amortization of acquired lease intangibles	(3,250)	(94)	(6,919)	(285)
Deferred termination income	(1,138)	—	(777)	—
Other deferred adjustments	12	—	15	—
Industrial Cash NOI	17,667	11,131	54,368	34,428

Office Segment:
Office NOI	—	4,326	5,386	13,748
Straight-line rent	—	(45)	75	(187)
Amortization of acquired lease intangibles	—	8	(23)	24
Deferred termination income	—	—	(652)	—
Office Cash NOI	—	4,289	4,786	13,585

Other Segment:
Other NOI	—	3,714	—	16,553
Straight-line rent	—	(18)	—	622
Amortization of acquired lease intangibles	—	(46)	—	(229)
Other deferred adjustments	—	2	—	(42)
Other Cash NOI	—	3,652	—	16,904
Total Cash NOI	$17,667	$19,072	$59,154	$64,917

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
Sources of Liquidity
Cash Resources
As of September 30, 2025, we had approximately $326.1 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, the impact of our disposition activities and general financial and economic conditions.

Credit Facility
As of September 30, 2025, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $1.1 billion credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has drawn $265.0 million (the “Revolving Loan”) maturing in July 2028, (ii) a $210.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II”) and (iv) a $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan” and together with the Revolving Loan, the 2028 Term Loan I and the 2028 Term Loan II, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, existing term loans and/or incur new term loans by up to an additional $218.0 million in the aggregate. As of September 30, 2025, the available undrawn capacity under the Revolving Credit Facility was $111.9 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of September 30, 2025, we have not sold any shares under the ATM program.
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

Uses of Liquidity
As of September 30, 2025, we expect our significant short-term and long-term liquidity requirements will include:
•making scheduled principal and interest payments on our outstanding debt obligations (see “Debt and Lease Obligations” section below);
•making scheduled payments on our ground and corporate office lease obligations (see “Debt and Lease Obligations” section below);
•paying dividends and distributions approved by the Board, including those necessary to maintain the Company’s REIT status under the Code (refer to “Dividends and Distributions” section below);
•funding contractual commitments, including operating expenses and capital expenses (as of September 30, 2025, the aggregate remaining contractual capital expenses commitment was approximately $5.1 million); and
•funding future property acquisitions.
Debt and Ground Lease Obligations
The following amounts represent our debt and ground lease obligations as of September 30, 2025 (dollars in thousands):

Debt and Lease Obligations	Total Payments	Remaining 2025	2026	2027	2028	2029	Thereafter
Continuing operations
Outstanding debt obligations (1)	$1,050,766	$—	$150,000	$—	$790,440	$60,722	$49,604
Interest on outstanding debt obligations (2)	180,702	16,373	56,629	51,469	43,217	6,634	6,380
Corporate office lease obligations (3)	1,771	179	476	238	243	250	385
Total debt and lease obligations from continuing operations	$1,233,239	$16,552	$207,105	$51,707	$833,900	$67,606	$56,369

Discontinued operations
Interest on outstanding debt obligations (2)	$4,781	$466	$1,851	$1,851	$613	$—	$—
Ground lease obligations	258,142	628	1,879	1,907	1,982	2,022	249,724
Total debt and lease obligations from discontinued operations	$262,923	$1,094	$3,730	$3,758	$2,595	$2,022	$249,724

Total debt and lease obligations	$1,496,162	$17,646	$210,835	$55,465	$836,495	$69,628	$306,093
(1)Amounts reflect principal payments.
(2)Projected interest payments are based on the outstanding principal amounts at September 30, 2025. Projected interest payments on our KeyBank Loans are based on the Contractual Interest Rates (refer to “Outstanding Indebtedness” section below) in effect at September 30, 2025.
(3)As of September 30, 2025, the Company entered into a 10-year lease for its future corporate headquarters in El Segundo, CA, which is expected to commence in 2026 (refer to Note 12, Leases, for further details). Aggregate future lease payments under this agreement are expected to approximate $6.6 million.
Dividends and Distributions
Dividends and distributions, as applicable, will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends and distributions, as applicable, on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so. During the three months ended September 30, 2025, our Board declared an all-cash dividend in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit.

Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends and distributions paid deduction and excluding net capital gain, to our shareholders and holders of OP Units. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of September 30, 2025, the Company believes it has satisfied the REIT requirements and distributed all of its taxable income.

Outstanding Indebtedness
As of September 30, 2025 and December 31, 2024, the Company’s consolidated debt consisted of the following (dollars in thousands):

	Carrying Value
	September 30, 2025	December 31, 2024	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan(3)	$140,440	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	250,766	360,326		4.94%
Unsecured Debt(7)
Revolving Loan(8)	265,000	465,000	SOF Rate + 1.80%	6.07%	July 2028
2026 Term Loan	150,000	150,000	SOF Rate +1.40%	5.15%	April 2026
2028 Term Loan I	210,000	210,000	SOF Rate + 1.75%	5.51%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.75%	5.51%	October 2028 (9)
Total Unsecured Debt	800,000	1,000,000		5.63%
Total Debt	1,050,766	1,360,326		5.46%
Unamortized Deferred Financing Costs, Premiums, and Discounts, net	(13,129)	(15,707)
Total Debt, net	$1,037,637	$1,344,619
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's $550.0 million floating to fixed interest rate swaps maturing on July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%. The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 6.15%.
(2)Reflects the loan maturity dates as of September 30, 2025.
(3)The BOA II Loan has a fixed rate of interest and was originally secured by four properties. In August 2025, the Company made a $109.6 million partial paydown of its BOA II Loan using proceeds from the disposition of an Office Discontinued Operations Property located in Birmingham, Alabama. In connection with the partial paydown, the Company recognized and recorded $0.7 million of extinguishment of debt, which is presented within Net income (loss) from discontinued operations. Following the paydown, the BOA II Loan is secured by three properties – two Industrial properties located in Chicago, Illinois and Columbus, Ohio, and one Office Discontinued Operations Property located in Las Vegas, Nevada.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable Secured Overnight Financing Rate ("SOFR" or “SOF rate"). As of September 30, 2025, the applicable rates were 4.12% (SOFR, as calculated per the credit facility), plus spreads of 1.40% (2026 Term Loan), 1.75% (2028 Term Loan I), 1.75% (2028 Term Loan II), and 1.80% (Revolving Loan) and a 0.1% index.
(8)The Company made a $100.0 million paydown in April 2025 and a $100.0 million paydown in September 2025 towards its Revolving Loan. Subsequent to quarter-end, the Company paid down an additional $240.0 million towards its Revolving Loan.
(9)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Debt Covenants
Pursuant to the terms of the Company’s mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants.
The Company was in compliance with all of its debt covenants as of September 30, 2025.

Summary of Cash Flows
Comparison of total cash flow activity as of September 30, 2025 and September 30, 2024 is as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Net cash provided by operating activities	$68,347	$62,953	$5,394
Net cash provided by investing activities	$450,282	$102,929	$347,353
Net cash used in financing activities	$(338,649)	$(300,161)	$(38,488)
Cash and cash equivalents and restricted cash were $334.2 million and $266.7 million as of September 30, 2025 and September 30, 2024 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the nine months ended September 30, 2025, we generated $68.3 million in cash from operating activities compared to $63.0 million for the nine months ended September 30, 2024. The increase in cash from operating activities was primarily attributable to changes in working capital and our acquisitions of IOS properties in 2024 and 2025, partially offset by the sales of our Office segment properties in 2025.
Investing Activities. Cash provided by investing activities for the nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$228,497	$106,554	$121,943
Proceeds from repayment of note receivable	15,000	—	15,000
Total sources of cash provided by investing activities	243,497	106,554	136,943
Uses of cash for investing activities:
Acquisition of properties, net	(56,761)	—	(56,761)
Payments for construction in progress	(4,311)	(285)	(4,026)
Purchase of investments	—	(41)	41
Total uses of cash used in investing activities	(61,072)	(326)	(60,746)
Net cash provided by investing activities - continuing operations	182,425	106,228	76,197
Net cash provided by (used in) investing activities - discontinued operations	267,857	(3,299)	271,156
Net cash provided by (used in) investing activities	$450,282	$102,929	$347,353

Financing Activities. Cash used in financing activities for the nine months ended September 30, 2025 and 2024 consisted of the following (in thousands):

	Nine Months Ended September 30,
	2025	2024	Change
Uses of cash for financing activities:
Principal pay down of indebtedness - Credit facility	(200,000)	(10,000)	(190,000)
Principal payoff of indebtedness - Term Loan	—	(190,000)	190,000
Principal payoff of secured indebtedness - Mortgage debt	(109,560)	(54,154)	(55,406)
Principal amortization payments on secured indebtedness	—	(4,374)	4,374
Deferred financing costs	—	(14,183)	14,183
Payment for debt extinguishment	(1,391)	—	(1,391)
Offering costs	(37)	(78)	41
Repurchase of common shares to satisfy employee tax withholding requirements	(112)	(79)	(33)
Repurchase of noncontrolling interest	(42)	—	(42)
Distributions to noncontrolling interests	(2,004)	(2,170)	166
Dividends to common shareholders	(25,161)	(24,798)	(363)
Financing lease payment	(342)	(325)	(17)
Net cash used in financing activities	$(338,649)	$(300,161)	$(38,488)

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
As of September 30, 2025, our debt, excluding unamortized deferred financing cost and discounts/premiums, consisted of approximately $800.8 million in fixed rate debt (including the effect of interest rate swaps) and $250.0 million of variable rate debt. As of September 30, 2025, the effect of an increase of 100 basis points in interest rates, assuming a SOFR floor of 0%, on our variable-rate debt, including our KeyBank Loans, after considering the effect of our Interest Rate Swaps, would decrease our future earnings and cash flows by approximately $1.9 million annually.
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
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the nine months ended September 30, 2025, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended September 30, 2025, the Company did not repurchase any shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended September 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

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
10.1
Amendment No. 1 to the Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2025, filed on August 7, 2025, SEC File No. 001-41686

10.2*	Third Amendment to Sublease
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Peakstone Realty Trust financial information for the period ended September 30, 2025 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEAKSTONE REALTY TRUST (Registrant)
Dated:	November 5, 2025	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)