Form 10-K
period 2025-12-31
Peakstone Realty Trust
filed 2026-02-18
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
If securities are registered pursuant to Section 12(b) of the Exchange Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Aggregate market value of the common shares held by non-affiliates of the Company was approximately $471.3 million based on the closing sale price on the New York Stock Exchange for such shares on June 30, 2025.
As of February 13, 2026 there were 37,180,295 common shares outstanding.
Documents Incorporated by Reference:
The information required by Part III (Items 10, 11, 12, 13 and 14) of this Form 10-K not included herein is incorporated herein by reference to an amendment to this Form 10-K to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

PEAKSTONE REALTY TRUST

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements relate to expectations, beliefs, projections, future plans and strategies, anticipated expenses, anticipated events or trends and similar expressions concerning matters that are not historical facts, including statements relating to the growth of our industrial outdoor storage (“IOS”) platform and the consummation of the Mergers (as defined below). In some cases, you can identify forward-looking statements by the use of forward-looking terminology such as “may,” “will,” “should,” “expects,” “intends,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” or “potential” or the negative of these words and phrases or similar words or phrases which are predictions of or indicate future events or trends and which do not relate solely to historical matters. You can also identify forward-looking statements by discussions of strategy, plans or intentions.
The forward-looking statements contained in this Annual Report on Form 10-K reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; political uncertainty in the U.S.; the impact of tariffs and global trade disruptions on us and our tenants; market volatility; inflation; any potential recession or threat of recession; interest rates; disruption in the debt and banking markets; concentration in asset type; tenant concentration, geographic concentration, and the financial condition of our tenants; whether we are able to monitor the credit quality of our tenants and/or their parent companies and guarantors; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to refinance or repay debt; whether we will be successful in renewing leases or selling an applicable property, as leases expire; whether we will re-lease available space above or at current market rental rates; future financial and operating results; our ability to manage cash flows; our ability to manage expenses, including as a result of tenant failure to maintain our net-leased properties; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; changes in zoning, occupancy, land use and safety regulations and/or changes in their applicability to our properties; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a real estate investment trust (a "REIT") within the meaning of Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income or loss, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our objectives, expectations and intentions, including any acquisitions, investments, or dispositions, including our acquisition of industrial outdoor storage assets; whether we are able to identify, source or complete acquisitions on acceptable terms; our ability to meet budgeted or stabilized returns on our redevelopment projects within expected time frames, or at all; whether we will succeed in our investment objectives; whether we are able to successfully operate our industrial outdoor storage properties; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; risks associated with our ability to obtain the shareholder approval required to consummate the Mergers and the timing of the closing, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing will not occur; the outcome of any legal proceedings that may be instituted against the parties to, and others related to, the Mergers and the Merger Agreement (as defined below); the risk that shareholder litigation in connection with the Mergers may affect the timing or occurrence of the Mergers or result in significant costs of defense, indemnification and liability; unanticipated difficulties or expenditures relating to the Mergers, the response of business partners and competitors to the announcement of the Mergers, potential difficulties in our ability to retain and hire key personnel and maintain relationships with tenants and other third parties as a result of the Mergers, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Mergers; and other factors, including those risks disclosed in Part I, Item 1A. “Risk Factors” and Part II, Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.
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

Summary of Risk Factors
•Most of our properties are occupied by a single tenant.
•An inability to sell or re-lease properties could result in a material adverse effect on us.
•Certain of our leases include early termination provisions in favor of our tenants.
•Our portfolio has geographic market and real estate sector concentrations that make us especially susceptible to adverse developments in those geographic markets and real estate sectors.
•We may be unable to fully benefit from increases in market rental rates because certain of our leases contain fixed renewal rates or limitations on market rental rate resets upon renewal.
•Our ability to fully control the maintenance of our net-leased properties may be limited.
•We face significant competition for tenants.
•We may not be able to successfully manage, lease and develop our IOS properties that we acquired.
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
•We may be unable to identify, source or complete acquisitions on acceptable terms entirely.
•To the extent we are unable to identify and/or pass along our property operating expenses to our tenants, our business, financial condition and results of operations, may be negatively impacted.
•We may not be able to control the extent of warranties and indemnities we may be required to provide when disposing of properties.
•Property ownership through joint ventures and partnerships could limit control of those investments, which could adversely affect our ability to manage such properties and related business.
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
•Cybersecurity risks and cyber incidents or the failure to comply with laws and regulations concerning data privacy and security may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and information technology systems, and/or damage to our business relationships, any of which could have a material adverse effect on us.
•We may be subject to litigation relating to our business, which could have a material adverse effect on us and could result in significant defense costs and potentially significant judgments against us.
•The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition and results of operations.
•The consummation of the proposed Mergers is subject to certain closing conditions, including, among others, the approval of the Company Merger (as defined below) by our shareholders, some or all of which may not be satisfied or completed within the expected timeframe, if at all.
•We may not complete the proposed Mergers within the timeframe anticipated or at all, which could adversely affect our business, financial condition, results of operations and the market price of our common shares.
•In certain instances, the Merger Agreement requires us to pay a termination fee to Parent (as defined below), which could affect the decisions of a third party considering making an alternative acquisition proposal.
•We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed Mergers from being completed.
•We have incurred and will incur a number of non-recurring costs associated with the proposed Mergers.

PART I

ITEM 1. BUSINESS
The use herein of the words “PKST,” “the Company,” “Peakstone,” “we,” “us,” and “our” refer to Peakstone Realty Trust, a Maryland real estate investment trust, and its subsidiaries, including PKST OP L.P., our operating partnership (our “Operating Partnership”), except where the context otherwise requires.
Overview
Peakstone Realty Trust (NYSE: PKST) is an industrial real estate investment trust (“REIT”), with a strategic focus on growth in the industrial outdoor storage (“IOS”) sector.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2025, our portfolio consisted of 76 industrial properties within one reportable segment (the “Industrial” segment). The portfolio included 60 IOS properties and 16 Traditional Industrial properties. IOS properties have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement and storage of materials and equipment. “Traditional Industrial” properties include distribution, warehouse, and light manufacturing facilities. Of the 76 properties in our portfolio, 72 were operating properties and four were designated for redevelopment or repositioning.
During 2025, the Company completed its strategic transformation to an industrial-only REIT through the disposition of all properties in its Office segment. As a result, the Office segment was eliminated as of December 31, 2025. As of September 30, 2025, the Company’s plan to dispose of its Office segment properties represented a strategic shift in its business that met the criteria for classification as discontinued operations. Accordingly, as of September 30, 2025, 27 Office segment properties were classified as discontinued operations (the “Office Discontinued Operations Properties”). The Company presented the results of the Office segment through the year ended December 31, 2025, with results attributable to the Office Discontinued Operations Properties presented separately as discontinued operations for all periods presented.
Proposed Mergers
On February 2, 2026, we and the Operating Partnership (collectively, the “Company Parties”), BSREP V Neon Pooling REIT L.P., BSREP V Neon Pooling Non-REIT L.P. and BSREP V Brookfield Neon Sub L.P., each a Delaware limited partnership (collectively, “Parent”), Neon REIT Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (“REIT Merger Sub”), and Neon OP Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (“Operating Merger Sub” and, collectively with REIT Merger Sub and Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Operating Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Surviving Partnership” and such merger, the “Partnership Merger”) and (ii) immediately following the consummation of the Partnership Merger, REIT Merger Sub will be merged with and into the Company, with the Company surviving the merger (the “Surviving Entity” and such merger, the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Company Merger, Parent (or subsidiaries thereof) will be the sole common shareholders of the Surviving Entity, and the Surviving Partnership will be wholly owned by Parent and the Surviving Entity (or subsidiaries thereof).
The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Board of Trustees (the “Board”) of the Company.
At the effective time of the Company Merger (the “Company Merger Effective Time”), each common share, par value $0.001 per share, of the Company that is issued and outstanding immediately prior to the Company Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $21.00 per share, without interest.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Partnership Merger (the “Partnership Merger Effective Time”), each common unit of the Operating Partnership (each, an “Operating Partnership Common Unit”) that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to the product of (i) the REIT Shares Amount (as defined in the Eighth Amended and Restated Limited Partnership Agreement of the Operating

Partnership, dated as of April 13, 2023, by and between the Company and the limited partners party thereto, as amended, in effect on such date with respect to such Operating Partnership Common Units) multiplied by (ii) $21.00, without interest.
The Merger Agreement contains customary termination rights, including the right of either party to terminate the Merger Agreement if the Mergers have not been completed by 11:59 p.m. (New York City time) on August 2, 2026, or if shareholder approval has not been obtained upon a vote taken at a shareholders meeting or any adjournment or postponement thereof.
In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of $16.0 million or $34.0 million, as applicable pursuant to the terms of the Merger Agreement.
The Parent Parties have secured committed financing, consisting of a combination of (i) equity financing to be provided by investment funds affiliated with Parent on the terms and subject to the conditions set forth in an equity commitment letter provided by such funds, and (ii) debt financing to be provided by certain lenders on the terms and subject to the conditions set forth in a debt commitment letter, the aggregate proceeds of which will be sufficient for the Parent Parties to pay all amounts the Parent Parties may be obligated to pay pursuant to the Merger Agreement or the Mergers.
Our Business Strategy
Our business strategy is to operate, enhance, and grow our industrial portfolio, with a strategic emphasis on IOS assets. We focus on disciplined capital allocation and financial flexibility.
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
Tax
We have elected to be taxed as a REIT under the “Code”, commencing with our tax year ended December 31, 2015. To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available for the payment of dividends to shareholders. As of December 31, 2025, the Company believes it has satisfied the REIT requirements and distributed all of its taxable income. Pursuant to the Code, the Company has elected to treat its corporate subsidiary as a taxable REIT subsidiary (“TRS”). In general, the TRS may perform non-customary services for the Company’s tenants and may engage in any real estate or non-real estate-related business. The TRS will be subject to corporate federal and state income tax.
Environmental Matters
Under various federal, state and local laws, ordinances and regulations, a current or former owner or operator of real property may be held liable for the performance of or costs of removing or remediating hazardous substances or wastes. These laws often impose strict, joint and several clean-up responsibility and liability, without regard to causation. The costs of investigating, removing or remediating these substances or wastes may be substantial, and we may not have sufficient, or any, insurance to cover such costs. We may be required to pay the costs of removing or remediating these hazardous substances or wastes from properties we acquire, which may be greater than those initially expected at the time of acquisition, including those conditions that existed prior to our acquisition or where tenants fail to address issues they are contractually obligated to do so. The presence of these hazardous substances or wastes may adversely affect our ability to use, lease or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from a release of or exposure to these hazardous substances or wastes, any of which could result in expenditures and could have a material adverse effect on us. In addition, we may incur costs and liabilities associated with the transportation, disposal or treatment of hazardous substances or wastes, claims by third parties based on damages resulting from environmental contamination emanating from one of our properties, or liability in connection with the handling or exposure to hazardous substances or wastes. We maintain pollution legal liability insurance for all of our properties including coverage for cleanup costs, bodily injury and property damage from new and pre-existing conditions, however, some pre-existing conditions and some activities and uses may be excluded from coverage for certain properties.
Various states and municipalities have adopted laws and policies on climate change and emission reduction targets. For example, since October 2023, California passed several bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. If we are unable to meet the required emissions reductions or provide the required disclosure, we may be subject to material fines that will continue to be assessed each year we fail to comply. In addition, regulations and other expectations related to environmental matters and climate change are not uniform, and may be inconsistently interpreted or applied, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.
Other Regulations
The properties we own and operate generally are subject to various federal, state and local regulatory requirements, such as zoning, occupancy and land use regulations and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or an award of damages to private litigants. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property, when undertaking renovations to any of our existing properties or upon a change of tenant. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements, including all zoning, occupancy and land use requirements. However, we cannot assure our shareholders that these requirements will not be changed or that new requirements will not be imposed, which would require significant unanticipated expenditures by us and could have a material adverse effect on us.
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

Human Capital Management
We are internally managed by an experienced team that specializes in industrial properties. As of December 31, 2025, we employed 40 people. We believe our employees are our greatest asset. Because of this perspective, we have implemented several programs to foster their professional growth and their growth as global citizens.
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
We draw from the largest pools of talent to help find the best people for our company. As of December 31, 2025, approximately 53% of our employees were people of color/minorities and approximately 47% were women. In addition, as of December 31, 2025, the majority of our five-member Board was composed of women and/or minorities.
Our cultural values extend beyond the individuals within our organization and encourages our employees to have a positive impact on the community around us. Throughout our organization, we have a shared passion and dedication to giving back to the communities in which we live and work.
Available Information
We make available on the “SEC Filings” subpage of the investor section of our website (www.pkst.com) free of charge our annual reports on Form 10-K, including this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, ownership reports on Forms 3, 4 and 5 and any amendments to those reports as soon as practicable after we electronically file such reports with the SEC. Our electronically filed reports can also be obtained on the SEC’s internet site at http://www.sec.gov. Further, copies of our Code of Business Conduct and Ethics and the charters for the Audit, Compensation, and Nominating and Corporate Governance Committees of our Board are also available on the “Governance - Governance Documents” subpage of the “Investors” section of our website. We use our website (www.pkst.com) as a routine channel of distribution of company information, including announcements of dividend declarations, press releases, presentations, and supplemental information, and as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor our website in addition to following press releases, SEC filings, and public conference calls and webcasts. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts. The information found on, or otherwise accessible through, our website is not incorporated by reference into, nor does it form a part of, this report or any other document that we file with the SEC.

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

Risks Related to Our Business

Most of our properties are occupied by a single tenant; therefore, for each such property, income generated by that property is dependent on the financial stability of a single tenant and/or its parent companies and guarantors, as applicable. Many events affecting our tenants and/or their respective parent companies and guarantors, as applicable, could have a material adverse effect on us, including the bankruptcy, insolvency, or a general downturn in the business of a tenant, a lease termination or election by a tenant not to renew, or other events affecting our tenants leading to non-payment of rent or failure to perform required lease obligations.

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

Any event of bankruptcy, insolvency, or a general downturn in the business of any of our tenants and/or their parent companies and guarantors, as applicable, could have a material adverse effect on us. Our ability to manage our assets is subject to federal and state bankruptcy, insolvency and receivership laws that limit creditors’ rights and remedies available to real property owners to collect delinquent rents and/or gain possession of a property. If a tenant becomes insolvent or bankrupt, that could diminish the income we receive from that tenant’s lease and we cannot be sure that we could recover the premises from the tenant promptly or from a trustee or debtor-in-possession in any bankruptcy proceeding relating to that tenant. We also cannot be sure that we will receive any rent in any such proceeding sufficient to cover our expenses and future income expectations with respect to the premises. If a tenant becomes bankrupt, the federal bankruptcy code or applicable state bankruptcy code will apply and, in some instances, may restrict the amount and recoverability of our claims against the tenant, as well as our ability to access the property and re-lease the property to a new tenant. In addition, we may incur expenses, including property taxes, all of which could have a material adverse effect on us.

Additionally, a default by a tenant relating to rental payments or other lease obligations, or the failure of a guarantor to fulfill its obligations or a premature termination of a lease, could have a material adverse effect on us. In the event of a tenant default, a termination of, or failure to renew a lease, as applicable, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment and re-letting the property, for expenses relating to the property and/or experience a decrease in value of a property if we determine to sell such property while it is vacant.

We currently rely on five tenants for approximately 40% of our revenue and adverse effects to their business, including a tenant’s bankruptcy or insolvency, a general downturn in a tenant’s business, a lease termination or election by a tenant not to renew, or other events affecting our tenants, could have a material adverse effect on us.

Our five largest tenants, based on Annualized Base Rent as of December 31, 2025, were Amazon (approximately 13.0%), RH (approximately 10.0%), 3M (approximately 6.7%), Samsonite (approximately 6.0%), and PepsiCo (approximately 4.3%). The revenues generated by the properties leased and/or guaranteed by these companies are substantially reliant upon the financial condition of such companies, either because they are the tenant at such properties or the parent-guarantor, and, accordingly, any event of bankruptcy, insolvency, or a general downturn in the business of any of these tenants or the relevant parent-guarantor, a default by a tenant, the failure of a guarantor to fulfill its obligations, a premature termination of a lease, or a tenant’s election not to extend a lease upon its expiration, which could have a material adverse effect on us.

Leases representing approximately a third of our Annualized Base Rent as of December 31, 2025 are scheduled to expire in the next three years. An inability to sell or re-lease such properties could result in a material adverse effect on us. Also, vacancies increase our exposure to downturns in the real estate market during the time that we are trying to sell or re-lease such space, could increase our capital expenditure requirements during the sale or re-leasing period, as applicable, and result in unfavorable terms in connection with the sale or re-leasing, as applicable, any of which could have a material adverse effect on us.

Leases representing approximately one-third of our Annualized Base Rent as of December 31, 2025 are scheduled to expire in the next three years. We may be required to increase capital expenditures or accept unfavorable terms in connection with the re-leasing of properties, particularly during periods of downturns in the real estate market and periods of concentrations in our lease expirations. As the expiration date of a lease for a building solely or primarily leased to a single tenant approaches, the value of the property generally declines because of the risk that the building may not be re-leased upon expiration of the existing lease or may not be re-leased on terms as favorable as those of the current lease(s). Therefore, if we were to sell any of these assets prior to the favorable re-leasing of the space or without electing to invest additional capital to redevelop a space, we may be forced to re-lease or sell these assets for relatively unfavorable terms and suffer a loss on our investment. In addition, following the investment of additional capital to redevelop a space, we may determine to sell these assets on terms less favorable than we expected, resulting in an even greater loss on our investment.

An inability to sell or re-lease a space on favorable terms could adversely impact the value of our properties and have a material adverse effect on us. The occurrence of any of the foregoing risks could have a material adverse effect on us.

Certain of our leases include early termination provisions in favor of our tenants.

As of December 31, 2025, we had four leases with unexercised early termination provisions, representing approximately $3.0 million of Annualized Base Rent (or 3.8% of our total Annualized Base Rent) and covering approximately 259,000 square feet (or 3.1% of the total square footage of our Traditional Industrial properties) and approximately 5.8 usable acres (or 1.2% of the total usable acres of our operating IOS properties).

The exercise of an early termination provision typically requires advance notification from the tenant (usually 6-12 months) and is frequently accompanied by the payment of a termination fee that reimburses us for a portion of the remaining rent under the original lease term. Termination fee income, included in rental income, is recognized on a straight-line basis from the date of the executed termination agreement through the revised lease expiration date when the amount of the fee is determinable and collectability of the fee is probable. This fee income is adjusted on a straight-line basis by any deferred rent related to the lease. We may re-lease the vacated space or sell the associated property after the exercise of an early termination provision. However, we may experience delays and incur substantial costs in re-letting the space or experience a decrease in value of a property if the Company determines to sell such property while it is partially or completely vacant. There is no assurance that the Company will be able to lease the property for the rent previously received or sell the property without incurring a loss due to it being partially or completely vacant. Over the past two years, only one tenant leasing approximately 119,000 square feet of an office property, exercised its early termination right.

Our portfolio has geographic market and real estate sector concentrations that make us especially susceptible to adverse developments in those geographic markets and real estate sectors.

In addition to general, regional, national and international economic conditions, our business, financial condition, and results of operations are impacted by the economic conditions of the specific geographic markets and real estate sectors in which we have concentrations of properties. We have significant property concentrations based on Annualized Base Rent as of December 31, 2025 in Georgia (16.0%), Florida (14.7%), Illinois (12.3%), Ohio (10.4%), and California (10.0%). As of December 31, 2025, our industrial properties, including industrial outdoor storage (“IOS”) properties, made up 100% of our Annualized Base Rent. As described elsewhere in this Annual Report, our objective is to focus on growth in the IOS sector, and, accordingly, a growing portion of our portfolio (approximately 40.8% based on Annualized Base Rent as of December 31, 2025) is comprised of IOS assets. While we believe that industrial assets generally have shown positive trends, we cannot give any assurance that these trends will continue. Any developments or circumstances that adversely affect the value of industrial assets generally could have a more significant adverse impact on us than if our portfolio was diversified by asset type, which could have a material adverse effect on us. In particular, our focus on IOS assets increases our exposure to risks unique to the IOS subsector, including heightened competition for acquisitions, exposure to complex legal and regulatory requirements, including environmental, zoning, occupancy, land use and other governmental regulations, and environmental risks, all of which could have a material adverse effect on us. In addition, investor interest in IOS as an asset class may be limited or volatile, which could suppress demand for our shares, contribute to a valuation discount relative to net asset value, reduce trading volume or slow multiple expansion.

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

Based on Annualized Base Rent, as of December 31, 2025, our weighted average lease term was approximately 4.5 years and approximately 94.9% of our leases contain fixed rental rate increases. During periods of high inflation, fixed rental rate increases subject us to the risk of receiving lower rental revenue than we otherwise would have been entitled to receive if the rental rate increases were based on an increase in the consumer price index over a specified period. In addition, our leases may contain provisions (including caps, collars, fixed increases, etc.) that may limit our ability to reset rental rates to market rental rates upon expiration of the periods of fixed rental rate increases. Furthermore, we may be unable to renew expiring leases, or re-lease available space, above or at current market rental rates. There is no assurance that expiring leases will be renewed or that available space will be re-leased above, below or at current market rental rates. Any inability to take advantage of increases in market rental rates, whether in connection with existing or new leases, could adversely impact the value of our properties and the market price of our common shares and could have a material adverse effect on us.

Our ability to fully control the maintenance of our net-leased properties may be limited.

The majority of our leases provide that tenants of our net-leased properties are responsible for some or all of the maintenance and other day-to-day management of the relevant properties or their premises, including costs associated with common area maintenance. In addition, some of our leases provide for reimbursement from tenants for common area maintenance provided by us. If a property is not adequately maintained in accordance with the terms of the applicable lease, or if there is any damage discovered or incurred in connection with or after the time of surrender, we may incur expenses for deferred maintenance or other liabilities, including upon expiration or earlier termination of a lease. We generally visit our properties on an annual basis, but these visits are not comprehensive inspections and deferred maintenance items may go unnoticed. In addition, a tenant may refuse or be unable to pay for any required maintenance for a property or its premises, or refuse to reimburse amounts owed under their leases, which may result in the Company needing to cover such costs. While our leases generally provide for protection in these instances, a tenant may defer maintenance and it may be difficult to enforce remedies against such a tenant.

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

We may not be able to successfully manage, lease and develop our IOS properties.

As described elsewhere in this Annual Report, our objective is to focus on growth in the IOS sector. Accordingly, we have acquired, and may continue to, from time to time, acquire, IOS properties or other industrial assets or otherwise expand our industrial strategy. The continued acquisition of IOS properties or other industrial assets expose us to certain risks, including, but not limited to:

•exposure to complex legal and regulatory requirements, including environmental, zoning, occupancy, land use and other governmental regulations;
•exposure to existing environmental issues, which may require removing or remediating hazardous or toxic substances;
•we may be unable to quickly and efficiently integrate acquired properties into our existing operations;
•exposure to tenants in industries with which we do not have prior experience;
•market conditions may result in higher than expected vacancy rates and lower than expected rental rates;
•exposure to risks associated with the need to develop or redevelop properties in order for such properties to be leased by a new tenant, including the risk that our development or redevelopment costs may be impacted by tariffs and that we may spend more than budgeted amounts to make necessary improvements or renovations to such properties; and
•our management team may need to allocate significant time and resources and may encounter challenges supporting, leasing, and/or developing these assets, which could divert attention from our existing operations.

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
•cost overruns or delays, including as a result of a delay in obtaining construction materials, may occur due to tariffs, contractor pricing, supply constraints or labor availability;
•lease commencements may be delayed, rents may not meet our projections and the project may perform below anticipated levels, thereby adversely impacting our cash flows;
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

We may pursue acquisitions of and/or other investments in properties in regions where we have not previously owned properties, including outside of the United States. This could create risks in addition to those we face in more familiar regions, such as our not complying with the applicable rules and regulations in such markets or not sufficiently anticipating conditions or trends in a new market and, therefore a property not operating profitably.

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

Additionally, we may not be able to successfully implement appropriate operational, financial and management systems and controls to achieve the benefits expected to result from the acquisitions of and/or other investments in properties in new markets. If acquisitions of and/or other investments in properties do not perform as expected or market conditions deteriorate, there may be a material adverse effect on us.

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

To continue to qualify as a REIT, we generally must distribute to our shareholders at least 90% of our taxable income each year, excluding capital gains. Because of this dividend requirement, it is not likely that we will be able to fund a significant portion of our future capital needs from retained earnings. We have not identified all of our sources of funding, and such sources of funding may not be available to us on favorable terms or at all. If we do not have access to sufficient funding in the future, our ability to make necessary capital improvements to our properties, pursue acquisitions of and/or other investments in properties as part of our business plan, pay our expenses, including such expenses related to our outstanding indebtedness, pay dividends or expand our business may be impaired or delayed.

To the extent we are unable to identify and/or pass along our property operating expenses to our tenants, our business, financial condition and results of operations, may be negatively impacted.

Operating expenses associated with owning a property typically include real estate taxes, utilities, insurance, maintenance, repair and renovation costs, the cost of compliance with governmental regulation (including complying with applicable zoning regulations and obtaining and maintaining necessary occupancy, land use and other governmental permissions) and the potential for liability under applicable laws. We generally lease our properties to tenants pursuant to triple-net leases that require the tenant to pay for the aforementioned property operating expenses directly, reimburse us for operating expenses incurred on tenant’s behalf, or pay their proportionate share of substantially all such property operating expenses. However, on a limited basis we lease our properties to tenants pursuant to leases that do not pass along all such property operating expenses. We have mostly entered into leases pursuant to which we retain responsibility for the costs of structural repairs and maintenance. If we fail to identify and/or if there is an increase in property operating expenses that we are unable to pass along to our tenants promptly or at all, then our business, financial condition and results of operations could be negatively impacted. Similarly, vacancy in our portfolio would negatively impact our business, financial condition and results of operations, as we would be responsible for all property operating expenses that we have formerly passed on to our tenants. Additionally, a failure to adequately oversee and maintain property-level documentation, including leases, titles or environmental documentation, could result in a failure to identify operating expenses, compliance issues and additional liabilities, which may lead to defaults, liens and unrecoverable costs.

We may be unable to identify, source or complete acquisitions on acceptable terms entirely.

We may be unable to identify, source or complete acquisitions on acceptable terms. Our ability to grow externally depends on identifying a sufficient number of attractive acquisition opportunities and winning competitive processes, including sourcing off-market or lightly marketed transactions. We may experience reduced deal flow, lose processes to competing buyers, or be unable to execute transactions due to market volatility or capital constraints. An inability to adequately deploy capital as it becomes available could hamper our growth trajectory and adversely affect our business, financial condition and results of operations.

We may not be able to control the extent of warranties and indemnities we may be required to provide when disposing of properties.

We may seek to sell certain properties, and in some circumstances market conditions may impact the terms on which we are able to sell properties, which may require us to provide warranties, representations and covenants, and agree to indemnification obligations or to retain certain liabilities, in order to complete such dispositions. The overall size of our post-closing indemnification and retained liability obligations to purchasers may increase, and no assurance can be given that the extent of such indemnification obligations and retained liabilities will not, individually or in the aggregate, have a material adverse effect on us.

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

We actively monitor the creditworthiness of our tenants and/or their respective parent companies and guarantors, as applicable, to the extent we are able given available information to identify any material changes in quality and circumstances that could negatively impact the tenant’s ability to satisfy its lease obligations. Our monitoring efforts include a routine review of the credit ratings of each tenant and/or its parent companies and guarantors, as applicable, that are available through public databases published by various rating agencies. When such credit ratings are not available, we utilize Bloomberg, a third-party database, to assess the implied credit ratings of each tenant and/or its parent companies and guarantors, as applicable. We also use our own internal processes for monitoring and identifying changes in potential tenant credit risk, which include a review of the financial statements (when available) of each tenant and/or its parent companies and guarantors, as applicable, insurance certificates and other documentation required by each lease, public disclosures and market information (e.g., SEC filings, press releases and investor calls) of each tenant and/or its parent companies and guarantors, as applicable, and general market intelligence involving micro-economic and macro-economic conditions that may impact the tenant and/or its parent companies and guarantors, as applicable. Notwithstanding our efforts, we are limited in the information available with respect to any given tenant and/or its parent companies and guarantors, as applicable, and accordingly we may not be able to verify the credit quality of a tenant and/or their parents and guarantors or effectively monitor the credit quality, or identify material changes in the credit quality, of our tenant and/or their parent companies and guarantors, as applicable.

Additionally, in certain instances, we may enter into and/or assume leases that do not include a credit party guaranty. As a result, we may be exposed to a greater risk from such leases.

We may own or invest in special use single tenant properties, and, as such, it may be difficult to re-lease or sell these properties, which could have a material adverse effect on us.

Some of our assets have special uses. Special use properties may be relatively illiquid compared to other types of real estate and financial assets. Upon expiration or early termination of a lease, this illiquidity could limit our ability to quickly pivot in response to changes in economic, market or other conditions to an even greater extent than the typically illiquid nature of real estate assets. With these properties, we may be required to renovate or demolish a vacant property in order to try to re-lease or sell it, grant rent or other concessions and/or make significant capital expenditures to improve these properties in order to retain existing tenants or attract new tenants following a lease expiration. In addition, in the event we determine it is best to sell the property, we may have difficulty selling it to a party other than the company that has leased the property, such company’s parent and/or the company that has guaranteed the lease of the property due to the special purpose for which the property may have been designed. Furthermore, we may be unable to sell special use properties on favorable terms as a result of such special uses. These and other limitations could have a material adverse effect on us and may affect our ability to re-lease or sell these properties.

We may not be able to produce reliable forecasts or forward-looking guidance due to limited resources, shorter lease terms and the credit profile of our tenants, which could weaken investor confidence, reduce our valuation, and have a material adverse effect on us.

Limited financial planning and analysis resources, together with constraints on forward-looking analysis, may impair our ability to produce reliable budgets, forecasts, and external guidance. These limitations could reduce the accuracy and timeliness of our financial planning and public guidance, weaken analyst coverage and investor confidence, and adversely affect the market price of our common shares. We may also face challenges preparing and communicating earnings guidance due to shorter lease terms, the credit profile of certain tenants, the timing of acquisitions and dispositions, and the timing and collectability of tenant rent and other cash receipts. Variability in lease rollover, renewal timing and tenant credit can reduce the predictability of our cash flows, which may limit our willingness or ability to provide forward-looking guidance or could result in guidance that is missed, any of which could have a material adverse effect on us.

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

Our future success will depend in large part on our ability to attract and retain a sufficient number of qualified personnel. Competition for such personnel is intense, and we cannot assure shareholders that we will be successful in attracting and retaining such skilled personnel. Our future success also depends upon the service of our executive leadership team, who we believe have extensive market knowledge and business relationships and will exercise substantial influence over the Company’s operating, financing, acquisition, disposition and investment activity. Among the reasons that they are important to our success is that we believe that each has a national or regional industry reputation that is expected to attract business and investment opportunities and assist us in negotiations with lenders, sellers, buyers, companies that may lease or guarantee our properties and other industry participants. We believe that many of our other key personnel also have extensive experience and strong reputations in the industry. The loss of services of one or more members of our executive leadership team or other key personnel, or our inability to attract and retain highly qualified personnel, could adversely affect our business and weaken our business relationships with lenders, sellers, buyers, companies that may lease or guarantee our properties and other industry participants, any of which could have a material adverse effect on us.

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

Our business may be adversely affected by market and economic volatility experienced by the U.S. and global economies, the real estate industry as a whole and/or the local economies in the markets in which our properties are located. Such adverse economic and geopolitical conditions may be due to, among other issues, volatility in credit and financial markets, and international economic and other conditions, including pandemics, geopolitical instability, geopolitical conflicts, including related sanctions, political uncertainties in the U.S., including changes to U.S. foreign and economic policy (including, the imposition of tariffs), changes in the labor markets, financial instability and other conditions beyond our control. These current conditions, or similar conditions existing in the future, may adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders as a result of one or more of the following, among other potential consequences:

•significant job losses may occur, which may decrease demand for our industrial properties, causing market rental rates and property values to be negatively impacted;
•reduced values of our properties may limit our ability to lease at projected rates, sell assets at attractive prices, or to obtain debt financing secured by our properties and may reduce the availability of secured or unsecured loans;
•inflation may adversely affect tenant leases with stated rent increases tied to the consumer price index, which could be lower than the increase in inflation at any given time;
•our leases may include fixed rate increase which may be below market rates;
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
•unanticipated increases in costs;
•the strength of the financial institutions we bank with; and
•to the extent we enter into derivative financial instruments, one or more counterparties to our derivative financial instruments could default on their obligations to us, or could fail, increasing the risk that we may not realize the benefits of these instruments.

The outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could have a material adverse effect on us.

A future outbreak of a highly infectious or contagious disease or declaration of a pandemic, epidemic or other health crises could result in labor shortages, supply chain issues (including longer lead times for construction materials and increased construction costs), capital markets disruptions, inflationary conditions and other events outside our control, which could result in a general decline in rents, an increased incidence of defaults under existing leases and negatively impact our ability to achieve new leases as existing leases expire and/or disrupt or prevent us from operating our business in the ordinary course for an extended period or otherwise have a material adverse effect on us.

Furthermore, we cannot predict the impact of an epidemic, pandemic or other health crises could have on our properties, tenants, personnel and other business partners; however, any material effect on our properties or these parties could have a material adverse effect on us.

If we fail to maintain effective internal controls over financial reporting, we could severely inhibit our ability to accurately and timely report our financial condition, results of operations or cash flows, which in turn could have a material adverse effect on us.

Effective internal controls over financial reporting are essential for us to provide reliable financial reports, effectively prevent fraud and operate successfully. Any failure to provide reliable financial reports or prevent fraud could harm operating results, cause us to fail to meet our reporting obligations or cause reputational harm. As a public company, we are required to document and test our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act so that our management can certify as to the effectiveness of our internal control over financial reporting. Any failure to maintain internal control over financial reporting could severely inhibit our ability to accurately report our financial condition, results of operations or cash flows, which in turn could have a material adverse effect on us.

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

Our disclosure controls and procedures are designed to reasonably assure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that any disclosure controls and procedures or internal controls over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

We own and operate real estate and face risks related to investments in real estate. As of December 31, 2025, our real estate portfolio comprised 76 properties, consisting of 72 operating properties and four redevelopment properties, in 18 states with 61 lessees. Our operating results will be subject to risks generally incident to the ownership of real estate. These include risks described elsewhere in this “Risk Factors” section and other risks, including the following:

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
•it may be difficult to lease, buy or sell real estate on favorable terms or at all,

•potential buyers of our properties may experience difficulty in obtaining financing, tenants may be unable to afford rent and credit conditions may be tight, all of which may limit our ability to sell properties promptly, on favorable terms, or at all, or execute on our business plan;
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
•changes in property tax assessments and insurance costs, especially when we cannot pass costs through to our tenants;
•changes in interest rates and inflation;
•the cost and availability of credit may be adversely affected by illiquid credit markets and wider credit spreads, and/or more stringent underwriting standards, which could affect our inability or the inability of our tenants to timely refinance maturing liabilities to meet liquidity needs;
•environmental issues may result in higher costs than expected; and
•we may from time to time be subject to litigation, which may significantly divert the attention and resources of the Company’s management and result in defense costs, settlements, fines or judgments against us, some of which are not, or cannot be, covered by insurance.

These and other risks could have a material adverse effect on us and may prevent us from realizing growth in the value of the real estate we own and/or are invested in.

If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.

We may suffer losses that are not covered by insurance or that are in excess of insurance. There are types of losses, generally of a catastrophic nature, such as losses due to wars, acts of terrorism, earthquakes, fires, floods, hurricanes, pollution or environmental matters, which are either uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. In addition, we may decide not to obtain, even though available, any or adequate earthquake or similar catastrophic insurance coverage because the premiums are too high. Generally, commercial general liability insurance, as well as property insurance covering the building and improvements for the full replacement value, is in place for all of our properties. If such insurance is procured by the tenant pursuant to the terms of the tenant’s lease, then the ownership entity and the lender, if applicable, will typically be named as additional insureds on the policy. Separately, we obtain, to the extent available, liability insurance (including pollution coverage) and property insurance (including earthquake coverage, wind coverage, flood coverage and rent loss coverage for at least one year of rental loss) for all of our properties. However, the coverage and amounts of our environmental, flood and earthquake insurance policies may not be sufficient to cover our entire risk or may contain exclusions which may result in risks that are not covered. We cannot assure shareholders that we will have adequate coverage for losses. If we suffer losses that are not covered by insurance or that are in excess of insurance coverage, it could have a material adverse effect on us.

Costs of complying with governmental laws, ordinances and regulations, including those relating to environmental conditions, zoning, state and local fire and life safety requirements, the ADA and climate change, may have a material adverse effect on us.

Our operations, as well as those of our tenants, conducted on real property are subject to federal, state and local laws, ordinances and regulations relating to environmental conditions, zoning, state and local fire and life safety requirements, the ADA and climate change, may have a material adverse effect on us.

Under various federal, state and local laws, ordinances and regulations, a current or former owner or operator of real property may be held liable for the performance of or costs of removing or remediating hazardous substances or wastes. These laws often impose strict, joint and several clean-up responsibility and liability, without regard to causation. The costs of investigating, removing or remediating these substances or wastes may be substantial, and we may not have sufficient, or any, insurance to cover such costs. We may be required to pay the costs of removing or remediating these hazardous substances or wastes from properties we acquire, which may be greater than those initially expected at the time of acquisition, including those conditions that existed prior to our acquisition or where tenants fail to address issues they are contractually obligated to do so. The presence of these hazardous substances or wastes may adversely affect our ability to use, lease or sell the property, or to borrow using the property as collateral, and may expose us to liability resulting from a release of or exposure to these hazardous substances or wastes, any of which could result in expenditures and could have a material adverse effect on us. In addition, we may incur costs and liabilities associated with the transportation, disposal or treatment of hazardous substances or wastes, claims by third parties based on damages resulting from environmental contamination emanating from one of our properties, or liability in connection with the handling or exposure to hazardous substances or wastes. We maintain pollution legal liability insurance for all of our properties including coverage for cleanup costs, bodily injury and property damage from new and pre-existing conditions, however, some pre-existing conditions and some activities and uses may be excluded from coverage for certain properties. Failure to comply with these environmental laws, ordinances and regulations could also result in the imposition of fines or penalties by governmental authorities or an award of damages to private litigants.

Furthermore, our properties may be subject to various federal, state and local regulatory requirements, such as zoning, occupancy and land use regulations and state and local fire and life safety requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or an award of damages to private litigants. Local regulations, including municipal or local ordinances and zoning restrictions, may restrict our use of our properties and may require us to obtain approval from local officials of community standards organizations at any time with respect to our properties, including prior to acquiring a property, when undertaking renovations to any of our existing properties or upon a change of tenant. Among other things, these restrictions may relate to fire and safety, seismic or hazardous material abatement requirements. Through our due diligence process and protections in our leases, we aim to own and operate properties that are in material compliance with all such regulatory requirements, including all zoning, occupancy and land use requirements. However, we cannot assure our shareholders that these requirements will not be changed or that new requirements will not be imposed, which would require significant unanticipated expenditures by us and could have a material adverse effect on us.

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

Furthermore, changes in federal, state and local legislation and regulations on climate change could result in increased utility expenses and/or increased capital expenditures on our properties (for example, to improve the energy efficiency and reduce carbon emissions) and administrative expenses (such as the climate change disclosure rules proposed by the SEC). For example, since October 2023, California passed several bills that require certain companies that do business in California to disclose their GHG emissions and climate-related financial risks starting in 2026. In addition, regulations and other expectations related to environmental matters and climate change are not uniform, and may be inconsistently interpreted or applies, which can increase the complexity and costs of compliance as well as any associated litigation or enforcement risks.

The occurrence of any of the foregoing could have a material adverse effect on us.

Our investment in industrial properties exposes us to extensive zoning, occupancy and land use regulations.

Our investment in industrial properties exposes us to extensive zoning, occupancy and land use regulations, which could change and result in non-conforming uses at our properties, limit the use of our properties by different tenants and/or result in the termination of our leases by existing tenants. In addition, zoning, occupancy and land use regulations may limit our ability to re-lease our properties to different tenants, develop or redevelop our industrial properties, including as a result of the adoption of restrictive zoning, occupancy and land use regulations, exposing us to increased competition for available land and properties. If the supply of land appropriate for the development of industrial properties becomes more limited, including as a result of rezoning of the land underlying our properties for different uses, the cost of land could increase and/or the number of industrial properties that we are able to invest in could be reduced. Furthermore, changes to zoning, occupancy and land use regulations may increase the bargaining power of tenants, affecting the terms at which are able to lease our industrial properties. The occurrence of any of the foregoing could have a material adverse effect on us.

Inability to effectively and rapidly adopt the use of artificial intelligence could have a material adverse effect on us, including on our ability to compete.

We have implemented the limited use of artificial intelligence (“AI”) tools, including third-party generative AI applications, as internal resources to assist employees with research, drafting and analytical use cases. These tools are currently used on a non-automated basis and are intended to supplement, but not replace, human judgment, and we have not deployed AI to automate any business processes.

The continuing exploration of adopting additional AI technologies will require us to expend resources in connection with such adoption and to implement and maintain effective governance, policies, training and controls that allow us to utilize these technologies appropriately, including investing in processes and professionals with the skills necessary to execute on a broader-scale AI utilization strategy. If we are too slow to adopt relevant AI technologies, we could fall behind our competitors, which could have a material adverse effect on us. Additionally, deploying AI too rapidly or without appropriate controls may result in operational errors, poor adoption, legal or regulatory exposure, and reputational damage.

Leveraging AI more broadly to potentially improve the internal functions and operations of our business presents further opportunities and risks. AI-generated outputs may be inaccurate, incomplete or misleading, and employees may place undue reliance on such outputs without sufficient human review, which could result in errors in judgment or decision-making. Because many AI tools are provided by third parties, we may also be subject to risks related to vendor practices, changes in functionality or terms of use, data handling, cybersecurity, intellectual property rights, and service availability. In addition, the use of AI to support business operations carries inherent risks related to data privacy and security, inadvertent discrimination, and evolving legal and regulatory requirements governing the use of AI, any of which could result in liability and harm to our reputation.

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

The extent of our casualty losses and loss in operating income in connection with such events is a function of the severity of the event and the total amount of exposure in the affected area. When we have a geographic concentration of exposures, a single catastrophe (such as an earthquake) affecting an area in which we have a significant concentration of properties, such as in Georgia, Florida, Illinois, Ohio and California, could have a material adverse effect on us. As a result, our operating and financial results may vary significantly from one period to the next, and our financial results may be adversely affected by our exposure to losses arising from climate change, natural disasters or severe weather conditions.

Risks Related to Debt Financing

As of December 31, 2025, we had $485.9 million of indebtedness outstanding, which requires substantial cash flow to service, subjects us to risk of default, which could have a material adverse effect on us.

As of December 31, 2025, we had $485.9 million of indebtedness outstanding. This indebtedness consists of $285.0 million of unsecured debt under our unsecured corporate credit agreement and $200.9 million of secured debt. Our indebtedness currently requires us to dedicate a significant portion of our cash flow from operations to debt service payments, which reduces the availability of our cash flow to meet our cash needs, including our development and redevelopment costs, or to make the distributions to our shareholders currently contemplated or necessary to continue to qualify as a REIT. Our indebtedness and the limitations imposed on us by our debt agreements could have a material adverse effect on us.

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

Our unsecured credit facility and certain of our secured indebtedness contain, and any other future indebtedness we incur may contain, various restrictive covenants and the failure to comply with those covenants could have a material adverse effect on us.

Our unsecured credit facility and certain of our other secured indebtedness contain, and any other future indebtedness we incur may contain restrictive covenants, which, among other things, restrict our activities. Lenders have imposed and could impose restrictions on us that affect our dividend and operating policies and our ability to incur additional debt, including customary restrictive covenants, that, among other things, restrict our ability to engage in material asset sales, mergers, consolidations, acquisitions or investments, to make capital expenditures, to pay special dividends, to repurchase our securities, and more generally on how and when we can spend operating funds and capital event proceeds. We may also be required to have and maintain certain specified financial ratios and to reserve or otherwise set aside funds for specific expenses, such as anticipated leasing and capital expenditures. These or other limitations may adversely affect our flexibility and limit our ability to pay dividends to shareholders. Any of the foregoing could have a material adverse effect on us. A breach of a covenant or a deterioration in our equity base under our secured debt could limit or entirely eliminate our access to liquidity and trigger defaults, which may require us to seek waivers or amendments or refinance or repay indebtedness on short notice and on unfavorable terms.

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

Lock-out provisions are provisions that generally prohibit repayment without fees or costs of a loan balance for a certain number of years following the origination date of a loan. We may finance properties with lock-out provisions, which could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for the payment of dividends to our shareholders and may prohibit us from reducing the outstanding indebtedness with respect to any such properties by repaying or refinancing such indebtedness. Any mortgage debt that we place on our properties may also impose prepayment penalties. If a lender invokes these penalties or if we choose to pay defeasance costs, the cost to the Company to sell, repay or refinance the property could increase substantially and reduce our cash available for other expenditures and affect our ability to pay dividends to shareholders. Lock-out provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in our shareholders’ best interests or impact the amount of net proceeds received in connection with the sale of a property.

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

We expect to need additional funding to finance our investments. We may decide that the funding should be in the form of debt financing, net proceeds from equity issuances, joint ventures or the sale of assets. No assurance can be given that any of these sources of capital will be available on terms that are as favorable as those that we currently expect to obtain, or available at all. If we finance any funding shortfall with common equity issuances, there may be a dilutive effect on our earnings per share after giving effect to the issuance of such common shares and the application of the proceeds thereof. We may be unable to maintain larger shelf registration capacity, which could reduce our capital raising flexibility, limit our ability to time offerings and increase execution risk and cost.

The incurrence of additional debt could increase our leverage ratios and would increase our exposure to the risks associated with debt financing, all of which could be negatively perceived by the market. In addition, an inability to obtain sufficient capital to meet our funding obligations could lead to contractual defaults that could materially and adversely affect us. If debt financings or alternative sources of financing are unavailable when strategic opportunities arise, we may not be able to acquire properties or make a relevant investment.

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

We have incurred and intend to continue to incur indebtedness. Increases in the interest we pay on our indebtedness could adversely affect our ability to pay dividends to shareholders or otherwise have a material adverse effect on us, among other consequences. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, could reduce our cash flows and our ability to pay dividends to shareholders or otherwise have a material adverse effect on us. In addition, if we need to refinance or repay existing debt during periods of rising interest rates, we could be required to sell one or more of our investments in properties at times that may not permit realization of the maximum return on such investments. Any of the foregoing risks could have a material adverse effect on us.

Failure to hedge effectively against interest rate changes may adversely affect our business, financial condition, results of operations, ability to pay dividends to our shareholders or otherwise have a material adverse effect on us.

The REIT provisions of the Code impose certain restrictions on our ability to utilize hedges, swaps and other types of derivatives to hedge our liabilities. At the same time, our corporate credit agreement requires us to maintain certain covenants with respect to maximum, unhedged interest rate risk. Subject to these restrictions and requirements, we have entered, and may continue to enter into, hedging transactions to protect ourselves from the effects of interest rate fluctuations on floating rate debt. Our hedging transactions include entering into interest rate swap agreements. These agreements involve risks, such as the risk that such arrangements would not be effective in reducing our exposure to interest rate changes or that a court could rule that such an agreement is not legally enforceable. In addition, interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates and a failure to hedge effectively against interest rate changes could materially adversely affect our business, financial condition, results of operations and ability to pay dividends to our shareholders or otherwise have a material adverse effect on us. In a declining interest rate environment and/or if we repay or prepay significant amounts of our indebtedness, we could be over-hedged and pay under hedging arrangements, which would increase our costs and result in losses. In addition, while such agreements would be intended to lessen the impact of rising interest rates on us, they could also expose us to the risk that the other parties to the agreements would not perform, and that the hedging arrangements may not be effective in reducing our exposure to interest rate changes. Should we desire to terminate a hedging agreement, there could be significant costs and cash requirements involved to fulfill our obligation under the hedging agreement.

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

If we fail to qualify as a REIT for any taxable year, we will be subject to U.S. federal income tax on our taxable income at corporate rates. In addition, we would generally be disqualified from treatment as a REIT for the four taxable years following the year of losing our REIT status. Losing our REIT status would materially reduce our net earnings available for investment or paying dividends to shareholders because of the additional tax liability. If this occurs, we might be required to borrow funds or sell some investments in order to pay the applicable tax. In addition, dividends paid to our shareholders would no longer qualify for the dividends paid deduction, and we would no longer be required to pay dividends. Qualification as a REIT is subject to the satisfaction of tax requirements and various factual matters and circumstances that are not entirely within our control. New legislation, regulations, administrative interpretations, or court decisions could change the tax laws with respect to qualification as a REIT or the U.S. federal income tax consequences of being a REIT. Our failure to continue to qualify as a REIT could have a material adverse effect on us. In addition, our REIT status depends on the ongoing qualification of subsidiary entities qualifying as REITs or taxable REIT subsidiaries, as applicable, as a result of our substantial ownership interest in those entities.

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

One or more of our subsidiaries may be treated as a partnership or disregarded entity for federal income tax purposes and, therefore, will not be subject to federal income tax on its income. Instead, each of its partners or its members, as applicable, which may include us, will be allocated, and may be required to pay tax with respect to, such partner’s or member’s share of its income. We intend to maintain the status of our Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of our Operating Partnership as a partnership, it would be taxable as a corporation. In such event, this would reduce the amount of distributions that our Operating Partnership could make. This would also result in our losing REIT status and becoming subject to a corporate level tax on our income. This would substantially reduce our cash available to pay dividends and the return on our shareholders’ investment, which could have a material adverse effect on us. In addition, if any of the entities through which our Operating Partnership owns its properties, in whole or in part, loses its characterization as an entity disregarded from its parent or a partnership for federal income tax purposes, the underlying entity could become subject to taxation as a corporation, thereby reducing distributions to our Operating Partnership and jeopardizing our ability to maintain REIT status.

In certain circumstances, even if we qualify as a REIT, we and our subsidiaries may be subject to certain federal, state, and other income taxes, which would reduce our cash available to pay dividends to our shareholders and could have a material adverse effect on us.

Even if we qualify and maintain our status as a REIT, we may be subject to certain U.S. federal, state and local income taxes on our income and assets, including taxes and undistributed income, built in gain tax on the taxable sale of assets, tax on income from some activities conducted as a result of a foreclosure, and non-U.S., state or local income, property and transfer taxes. In addition, we could, in certain circumstances, be required to pay an excise or penalty tax (which could be significant in amount) in order to utilize one or more relief provisions under the Code to maintain our qualification as a REIT. We may also decide to retain income we earn from the sale or other disposition of any of our properties and pay income tax directly on such income. In that event, our shareholders would be treated as if they earned that income and paid the tax on it directly. However, our shareholders that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability. We may also be subject to state and local taxes on our income or properties, either directly, at the level of our Operating Partnership, or at the level of the other companies through which we indirectly own our assets. In particular, we will be subject to U.S. federal and state income tax (and any applicable non-U.S. taxes) on the income earned by our taxable REIT subsidiaries. Any U.S. or federal, state or other taxes we pay will reduce our cash available for paying dividends to our shareholders and could have a material adverse effect on us.

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

The U.S. stock markets, including the NYSE, on which our common shares are listed, historically have experienced significant price and volume fluctuations. As a result, the market price of our common shares has similarly been volatile, and investors in our common shares may experience a decrease in the market price of their shares, including decreases unrelated to our business, financial conditions or results of operations. We cannot assure you that the market price of our common shares will not fluctuate or decline significantly in the future or that holders of our common shares will be able to sell their shares when desired on favorable terms, or at all. The market price of our common shares could be subject to wide fluctuations in response to:

•our financial performance, cash flows, financial condition, results of operations and prospects,
•actual or anticipated differences in our quarterly or annual operating results from those expected;
•our dependence on key personnel whose continued services are not guaranteed;
•whether we will be successful in renewing leases as they expire;
•failure to qualify as a REIT;
•failure to comply with the rules of the SEC, the NYSE, the requirements of the Sarbanes-Oxley Act or other applicable laws;
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
•future sales of substantial amounts of our common shares (including following conversion of OP Units to common shares) by our existing or future shareholders, or the perception that such issuances or future sales may occur;
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

Additionally, in connection with the transaction that resulted in the internalization of management of Griffin Capital Essential Asset REIT, Inc. (our “Predecessor”) in December 2018 (the “Self-Administration Transaction”), Griffin Capital, LLC, a Delaware limited liability company (“GC LLC”), which is an entity controlled by our former Executive Chairman, Kevin A. Shields, and affiliated with Griffin Capital Company, LLC, the sponsor of our Predecessor, received OP Units (approximately 2.7 million taking into effect the 9 to 1 reverse split) as a consideration in exchange for the sale to our Predecessor of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (now known as PKST Management Company, LLC). As further described below, as of December 31, 2025, GC LLC owned 2,060,860 OP Units, which, upon a request for redemption by GC LLC, are exchangeable into common shares or cash, at the Company’s election. We are party to a registration rights agreement with GC LLC pursuant to which GC LLC has the right to request that we register for resale, under the Securities Act, our common shares issued or issuable to GC LLC and certain successor holders. Resales of a significant number of our common shares, or the perception that such resales could occur, may have an adverse effect on the market price of our common shares.

In addition, the vesting of any restricted shares or other equity awards granted to certain trustees, executive officers and other employees under our equity incentive plan, or the issuance of our common shares or other securities convertible into, or exchangeable or exercisable for, our common shares in connection with future acquisitions of and/or other investments in properties, could dilute shareholders and have an adverse effect on the market price of our common shares. A relatively small market capitalization may magnify our general and administrative ratio as compared to larger peers and adversely affect our valuation. Unless our equity base is increased, our general and administrative expenses may represent a higher percentage of revenue than those of larger industrial REITs, which could lead to a perception of inefficiency and a valuation discount.

Risks Related to Our Conflicts of Interest

Conflicts of interest may exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units, which may impede business decisions that could otherwise have benefitted our shareholders.

Conflicts of interest exist or could arise in the future between the interests of our shareholders and the interests of holders of OP Units. Our trustees and officers have duties to the Company under applicable Maryland law in connection with their management of the Company. At the same time, we, as the general partner of our Operating Partnership, have fiduciary duties, and obligations to our Operating Partnership and its partners in connection with the management of our Operating Partnership under Delaware law and the partnership agreement of our Operating Partnership. Our fiduciary duties and obligations as general partner to our Operating Partnership and its partners may come into conflict with the duties of our trustees and officers to the Company and our shareholders, which may result in management making business decisions that could benefit either the Operating Partnership and its partners or the Company and our shareholders and be adverse to the interests of the others. While the partnership agreement of our Operating Partnership provides that we should endeavor in good faith to resolve any conflict in a manner not adverse to either our shareholders or the Operating Partnership’s partners, if we determine that a conflict cannot be resolved in a manner not adverse to either shareholders or the Operating Partnership’s partners, the partnership agreement provides that a conflict should be resolved in favor of our shareholders.

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

As required by our listing on the NYSE, certain awards under the GCC Incentive Plan were settled during each of the fourth quarter 2023, fourth quarter 2024 and fourth quarter 2025 and will be settled in two additional annual installments thereafter, unless waived or modified. In connection with the settlement of awards under the GCC Incentive Plan, the plan administrator, Kevin Shields, may choose to distribute cash, common shares, or other property, or a combination thereof, as elected by the plan administrator.

Effective December 9, 2025, GC LLC elected to redeem 212,613 OP Units pursuant to the terms of our Operating Partnership’s operating agreement, and we satisfied such redemption request with our common shares. Following this redemption, GC LLC distributed such common shares to participants in the GCC Incentive Plan, including 28,133 common shares to Mr. Escalante and 2,000 common shares to Mr. Bitar. In connection with the aforesaid future installments, if GC LLC elects to redeem additional OP Units, we currently intend to satisfy such redemption request with our common shares. GCC Incentive Plan participants may receive additional payment, which payments could be substantial. Our executive officers’ interest in the GCC Incentive Plan may create the appearance of a conflict of interest between the interest of the Company and the interest of these executive officers.

Risks Related to Our Corporate Structure

Our declaration of trust contains certain ownership limits with respect to our shares.

Generally, to maintain our qualification as a REIT, no more than 50% in value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year (except with respect to the first taxable year for which an election to be taxed as a REIT is made). The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. Our declaration of trust authorizes our Board to take such actions as it determines are necessary or advisable to preserve our qualification as a REIT. Our declaration of trust prohibits the ownership by any Person (as defined in our declaration of trust) of more than 9.8% (in value or in number, whichever is more restrictive) of the aggregate of our common shares or more than 9.8% of the value of the aggregate of our outstanding Shares (as defined in our declaration of trust), unless waived by our Board. For these purposes, our declaration of trust includes a “group” as that term is used for purposes of Section 13(d)(3) of the Exchange Act in the definition of “Person.” Our Board may exempt a person, prospectively or retroactively, from these ownership limits if certain conditions are satisfied.

These ownership limits and the other restrictions on ownership and transfer of our shares contained in our declaration of trust may:
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

Certain provisions of the Maryland General Corporation Law (the “MGCL”) that are applicable to Maryland real estate investment trusts may have the effect of inhibiting a third party from making a proposal to acquire us or of impeding a change of control under circumstances that otherwise could provide the holders of common shares with the opportunity to realize a premium price for our common shares, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between a Maryland real estate investment trust and an “interested shareholder” (defined generally as any person who beneficially owns, directly or indirectly, 10% or more of the voting power of the Maryland real estate investment trust’s outstanding voting shares of beneficial interest or an affiliate or associate of the Maryland real estate investment trust who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of the then-outstanding voting shares of beneficial interest at any time within the two-year period immediately prior to the date in question) or an affiliate of such interested shareholder for five years after the most recent date on which the interested shareholder becomes an interested shareholder, and thereafter impose either fair price or supermajority shareholder voting requirements on these combinations;
•“control share” provisions that provide that holders of “control shares” of a Maryland real estate investment trust (defined as shares (other than shares acquired directly from the Maryland real estate investment trust) that, when aggregated with other shares controlled by the shareholder, entitle the shareholder to exercise or direct the
•exercise of voting power, except solely by virtue of a revocable proxy, in electing trustees within one of three increasing ranges of voting power) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of issued and outstanding “control shares”) have no voting rights with respect to their control shares, except to the extent approved by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares; and
•Title 3, Subtitle 8 of the MGCL, which permits the board of trustees of a Maryland real estate investment trust, without shareholder approval and notwithstanding any contrary provisions in the declaration of trust or bylaws, to implement certain takeover defenses, such as a classified board, some of which we do not yet have.

As permitted by the MGCL, we have elected to opt out of the business combination and control share provisions of the MGCL. However, we cannot assure you that our Board will not opt to be subject to such provisions of the MGCL in the future, including opting to be subject to such provisions retroactively.

Further, the MGCL, applicable through provision in the Maryland REIT Law (the “MRL”), provides that an act of a trustee relating to or affecting an acquisition or investment or a potential acquisition of control of a Maryland real estate investment trust may not be subject to a higher duty or greater scrutiny than is applied to any other act of a trustee. Hence, trustees of a Maryland real estate investment trust by statute are not required to act in certain takeover situations under the same standards of care, and are not subject to the same standards of review, as apply in Delaware and other corporate jurisdictions.

Our rights and the rights of our shareholders to recover claims against our officers and trustees are limited, which could reduce our shareholders’ and our recovery against them if they cause us to incur losses.

Maryland law provides that a trustee has no liability in that capacity if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the Maryland real estate investment trust’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. Our declaration of trust requires us to indemnify our trustees and officers to the maximum extent permitted under Maryland law. Additionally, our declaration of trust limits the liability of our present and former trustees and officers for monetary damages to the maximum extent permitted under Maryland law. Further, our declaration of trust permits the Company, with the approval of our Board, to provide such indemnification and advancement of expenses to any of our employees or agents. As a result, we and our shareholders may have more limited rights against our trustees, officers, employees and agents than might otherwise exist under common law, which could reduce our shareholders’ and our recovery against them. In addition, we may be obligated to fund the defense costs incurred by our trustees, officers, employees and agents in some cases which would decrease the cash otherwise available to pay dividends to shareholders or otherwise operate our business.

Our bylaws designate the Circuit Court for Baltimore City, Maryland as the sole and exclusive forum for certain actions and proceedings that may be initiated by our shareholders.

Our bylaws provide that, unless we consent in writing to the selection of a different forum, the Circuit Court for Baltimore City, Maryland, or, if that court does not have jurisdiction, the U.S. District Court for the District of Maryland, Baltimore Division, will be the sole and exclusive forum for: (i) any derivative action or proceeding brought in the right or on behalf of the Company, (ii) any action asserting a claim of breach by any trustee, officer, other employee or agent of the Company of a duty owed to the Company or our shareholders, (iii) any action asserting a claim against us or any trustee, officer, other employee or agent of the Company arising pursuant to any provision of the MRL, our declaration of trust or our bylaws, (iv) any action asserting a claim against the Company or any trustee, officer or other employee of the Company that is governed by the internal affairs doctrine, or (v) any Internal Corporate Claim (as defined in the MGCL). Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States of America will be the sole and exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. The exclusive forum provision does not apply to claims for which the federal courts have exclusive jurisdiction. Any person or entity purchasing or otherwise acquiring or holding any interest in our common shares will be deemed to have notice of and to have consented to these provisions of our bylaws, as they may be amended from time to time. Our Board, without shareholder approval, adopted this provision of our bylaws so that we may respond to such litigation more efficiently and reduce the costs associated with our responses to such litigation, particularly litigation that might otherwise be brought in multiple forums. This exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum that the shareholder believes is favorable for disputes with the Company or our trustees, officers, agents or employees, if any, and may discourage lawsuits against us and our trustees, officers, agents or employees, if any. Alternatively, if a court were to find this provision of our bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings notwithstanding that the MGCL, applicable through provisions in the MRL, provides that the declaration of trust or bylaws of a Maryland real estate investment trust may require that any internal corporate claim be brought only in courts sitting in one or more specified jurisdictions, we may incur additional costs that we do not currently anticipate associated with resolving such matters in other jurisdictions, which could have a material adverse effect on us.

General Risks

Cybersecurity risks and cyber incidents or the failure to comply with laws and regulations concerning data privacy and security may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and information technology systems, and/or damage to our business relationships, any of which could have a material adverse effect on us.

We rely on computer systems, hardware, software, technology infrastructure and online sites and networks for both internal and external operations that are critical to our business (collectively, “IT Systems”). We own and manage some of these IT Systems but also rely on the third parties that provide services to the Company (collectively, “Service Providers”) for a range of IT Systems and related products and services, including but not limited to cloud computing services. And we collect, maintain and process confidential, sensitive, and proprietary information about investors, tenants, partners, businesses, our employees, and others, including personal information (collectively, “Confidential Information”).

We face numerous and evolving cybersecurity risks that threaten the confidentiality, integrity and availability of our IT Systems and Confidential Information. The risk of a cyber incident has generally increased as the number, intensity and sophistication of attempted attacks have increased globally, especially given the use of increasingly sophisticated, automated and evolving tools and techniques – including artificial intelligence. Cyber incidents may be carried out by a wide range of actors, including opportunistic hackers, organized criminal groups, hacktivists, foreign actors, or other third parties, and may occur through diverse attack vectors, such as social engineering/phishing, malware (including ransomware), malfeasance by insiders, human or technological error, and as a result of bugs, misconfigurations or exploited vulnerabilities in software or hardware. Techniques used in cyber incidents evolve frequently, may originate from less regulated and remote areas of the world and be difficult to detect and may not be recognized until launched against a target. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, making it impossible for us to entirely eliminate this risk. For example, unauthorized parties, whether within or outside the Company, may disrupt or gain access to our IT Systems, or those of third parties with whom we do business, through human error, misfeasance, fraud, trickery, or other forms of deceit, including break-ins, use of stolen credentials, social engineering, phishing, computer viruses or other malicious codes, and similar means of unauthorized and destructive tampering.

As our reliance on technology increases, so do the risks posed to our IT Systems, both internal and external, and our Confidential Information. Key risks that could directly result from the occurrence of a cyber incident are theft of assets; operational interruption; regulatory enforcement, lawsuits and other legal proceedings; damage to our relationships with our tenants; compromise of our IT Systems, and exposure of Confidential Information. A significant or prolonged cyber incident could damage our business or reputation, cause a loss of revenue, have an adverse effect on tenant relations, cause an unintended or unauthorized public disclosure, or lead to the misappropriation or unauthorized disclosure of Confidential Information, any of which could result in significant costs, expenses and other adverse consequences. Our security measures may not be sufficient to protect our IT Systems and the Confidential Information we maintain due to attackers using tools and techniques that are designed to circumvent controls, avoid detection and remove or obfuscate forensic evidence.

As have many companies, our Service Providers have been impacted by security incidents in the past and will likely continue to experience security incidents of varying degrees. We have limited ability to control or monitor the cybersecurity practices of our Service Providers, particularly those that provide shared or cloud-based services to multiple customers. A cybersecurity incident affecting such a Service Provider could impact us even if our own systems are not directly compromised.
We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have had a material adverse effect on us. However, future cybersecurity incidents, whether involving us or our Service Providers, could be material to our business, financial condition or results of operations. While we do not believe these incidents have had a material impact to date, as our reliance on technology increases, so do the risks of a security incident. The Service Providers that provide cloud services and store our information are critical to our operations and could experience security incidents resulting in downtime, data breaches, data loss, or operational shutdown. The occurrence of any of the foregoing risks could have a material adverse effect on us.

In addition, our processing of personal information subjects us to various federal, state and local laws, regulations and industry standards governing the collection, use, storage, sharing, transmission and other processing of personal information. The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements that are subject to differing interpretations. Any failure or perceived failure by us to comply with laws, regulations, policies or regulatory guidance relating to privacy or data security may result in governmental investigations and enforcement actions, litigation (including class actions), fines and penalties or adverse publicity and could cause our investors to lose trust in us, which could have an adverse effect on our reputation as well as our business, financial condition and results of operations.

There can be no assurance that our cybersecurity risk management program and processes, including our policies, controls or procedures, will be fully implemented, complied with or effective in protecting our systems and information. While we maintain insurance coverage for certain cybersecurity risks, such coverage may be insufficient to cover all losses or may not be available on acceptable terms in the future.

Increased environmental, social and governance scrutiny and changing expectations from stakeholders may impose additional costs and expose us to new risks.

Business across all industries have faced scrutiny from stakeholders related to their environmental, social and governance (“ESG”) practices. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Currently, there are no universal standards for such scores or ratings. Investment funds have and may focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s sustainability score as a reputational or other factor in making an investment decision. A low sustainability score could result in a negative perception of the Company, or exclusion of our common shares from consideration by certain investors. Additionally, we may be unable to attract and retain qualified personnel if candidates believe that our corporate responsibility procedures or standards are not adequate.

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

Risks Related to the Proposed Mergers

The announcement and pendency of the transactions contemplated by the Merger Agreement may have an adverse effect on our business, financial condition and results of operations.

Uncertainty about the effect of the proposed Mergers on our employees, tenants, potential tenants and other third parties may disrupt our leasing or other key business activities and may adversely affect our business, financial condition and results of operations, as well as the market price of our common shares. For example, tenants and other third parties may defer decisions concerning working with us, or, if applicable, seek to change existing business relationships with us. In addition, parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. Current employees may experience uncertainty about their roles following the proposed Mergers, and this may have an effect on our corporate culture, ability to retain current employees and/or hire new employees. Any loss or distraction of such employees could have a significant adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the proposed Mergers and planning for integration, which could significantly adversely affect our business, financial condition and results of operations.

The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Mergers and generally restricts us from taking certain specified actions until the proposed Mergers are completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition and results of operations.

The consummation of the proposed Mergers is subject to certain closing conditions, including, among others, the approval of the Company Merger by our shareholders, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the proposed Mergers is subject to a number of closing conditions, including, among others, the approval of the Company Merger by the affirmative vote of the holders of our common shares entitled to cast a majority of all the votes entitled to be cast at a shareholder meeting on the Company Merger. We can provide no assurance that such approval will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if such approval can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance that other events will not intervene to delay the proposed Mergers or result in the termination of the Merger Agreement. Any adverse consequence of the proposed Mergers could be exacerbated by any delays in completion of the proposed Mergers or termination of the Merger Agreement.

Each party’s obligation to consummate the proposed Mergers is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the proposed Mergers, including, with respect to us, covenants to conduct our business in the ordinary course and to not engage in certain kinds of transactions prior to closing (with certain specified exceptions). In addition, the Merger Agreement may be terminated under certain specified circumstances, including, but not limited to, in connection with a change in the recommendation of our Board to enter into an agreement for certain alternate proposals. As a result, we cannot assure you that the proposed Mergers will be completed even if our shareholders approve the Company Merger, or that, if completed, it will be exactly on the terms set forth in the Merger Agreement or within the expected timeframe.

We may not complete the proposed Mergers within the timeframe anticipated or at all, which could adversely affect our business, financial condition, results of operations and the market price of our common shares.

The proposed Mergers may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the proposed Mergers are not completed for any reason, including as a result of the shareholders failing to approve the Company Merger, our shareholders will not receive any payment for their common shares. Instead, we will remain a public company, our common shares will continue to be listed and traded on the NYSE and registered under the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be significantly adversely affected, and we would be subject to a number of risks, including the following:
•we may experience negative reactions from the financial markets, including negative impacts on share price, and it is uncertain when, if ever, the price of our common shares would return to the prices at which our common shares currently trade;
•we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting tenants and employees;
•we will still be required to pay certain significant costs relating to the proposed Mergers, such as financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs, which may relate to activities that we would not have undertaken other than in connection with the proposed Mergers;

•we may be required to pay a cash termination fee to Parent of up to $34.0 million, as required under the Merger Agreement under certain circumstances;
•while the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to engage in certain kinds of material transactions, including, subject to certain exceptions, acquiring other properties or disposing of currently owned properties, making capital expenditures, or incurring indebtedness, which could prevent us from pursuing strategic business opportunities, taking actions with respect to the business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, and may, as a result, significantly adversely affect our business, results of operations and financial condition;
•matters relating to the proposed Mergers require substantial commitments of time and resources by management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and
•we may commit significant time and resources to defending against litigation related to the proposed Mergers.

If the proposed Mergers are not consummated, the risks described above may materialize, and they may have a significant adverse effect on our business, financial condition, results of operations and the market price of our common shares, particularly to the extent that the current market price of our common shares reflects an assumption that the proposed Mergers will be completed.

In certain instances, the Merger Agreement requires us to pay a termination fee to Parent, which could affect the decisions of a third party considering making an alternative acquisition proposal.

In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, we will be required to pay Parent a termination fee of up to $34.0 million, including if Parent terminates the Merger Agreement after our Board changes its recommendation to the shareholders or if the Company terminates the Merger Agreement to enter into an alternative acquisition agreement with respect to certain alternative transactions. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could discourage a third party from making a competing acquisition proposal or inquiry, including a proposal that would be more favorable to our shareholders than the proposed Mergers. For these and other reasons, termination of the Merger Agreement could significantly adversely affect our business, financial condition, results of operations and the market price of our common shares.

We may be the target of securities class action and derivative lawsuits which could result in substantial costs and may delay or prevent the proposed Mergers from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management’s time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the proposed Mergers, then that injunction may delay or prevent the proposed Mergers from being completed, which could adversely affect our business, financial condition and results of operations.

We have incurred and will incur a number of non-recurring costs associated with the proposed Mergers.

We have incurred and expect to incur a number of non-recurring costs associated with the proposed Mergers, for which we will receive little or no benefit if the proposed Mergers are not completed. These costs include financial advisory, legal, accounting, consulting and other advisory fees, severance/employee benefit-related costs, financing-related fees and costs, public company filing fees and other regulatory fees, printing costs and other related costs. There are a number of factors beyond our control that could affect the total amount or the timing of these costs and expenses. Many of these costs are payable by us regardless of whether or not the proposed Mergers are completed and may relate to activities that we would not have undertaken other than to complete the proposed Mergers.

ITEM 1B. UNRESOLVED STAFF COMMENTS
Not Applicable.
ITEM 1C. CYBERSECURITY
Cybersecurity Risk Management and Strategy
The cybersecurity risk management program, processes and strategy described in this section are limited to the personal and business information belonging to or maintained by the Company (collectively, “Confidential Information”) and our own third-party critical systems and services supporting or used by the Company (collectively, “Critical Systems”). The Company’s subsidiaries lease to and, in some instances, manage for our tenants the properties we own, but we do not have actual or contractual access to the systems or information maintained or used by our tenants. Our tenants are directly or indirectly (through their own service providers) responsible for maintaining programs and processes to protect their systems and information from various risks from cybersecurity threats.
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
Key elements of our cybersecurity risk management program include but are not limited to the following:
•risk assessments designed to help identify material risks from cybersecurity threats to our Confidential Information and Critical Systems;
•a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•cybersecurity awareness and spear-phishing resistance training of our employees, incident response personnel, and senior management;
•a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•a vendor management policy for key service providers based on our assessment of their criticality to our operations and respective risk profiles, which may include service providers that provide an automated service or system that stores, transmits or processes our Confidential Information.
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
Cybersecurity Governance
A security team consisting of our executive management team, our Managing Director, Administration and Legal, and our managed information technology Service Provider, Porcaro Stolarek Mete Partners, LLC (“PSM Partners”), is responsible for assessing and managing risks from cybersecurity threats to the Company, including our Confidential Information and Critical Systems. The team has primary responsibility for our overall cybersecurity risk management program. PSM Partners has provided information technology support, cybersecurity audits, and full-coverage managed IT services to financial industry participants for over a decade.
Our management team meets with our information technology Service Provider regularly to discuss then-current cybersecurity issues, which may include efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, including threat intelligence and other information obtained from governmental, public or private sources, and external service providers engaged by us; and alerts and reports produced by security tools deployed in the information technology environment including a spear-phishing report.
Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee of the Board (the “Audit Committee”) oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.
The Audit Committee receives periodic reports from management or our information technology Service Provider on our cybersecurity risks and cybersecurity risk management program. In addition, the executive management team is responsible for updating the Audit Committee, as necessary, regarding significant cybersecurity incidents.
The Audit Committee reports to the full Board regarding its activities, including those related to cybersecurity. The full Board also receives period reports from management or our information technology Service Provider on our cybersecurity risks and cybersecurity risk management program. Our Board also receives presentations on cybersecurity topics from our information technology Service Provider as part of the Board’s continuing education on topics that impact public companies.
ITEM 2. PROPERTIES
As of December 31, 2025, the Company has one reportable Industrial segment, which includes 76 industrial properties comprised of 60 IOS properties and 16 Traditional Industrial properties. Of the 76 properties in our portfolio, 72 were operating properties and four were designated for redevelopment or repositioning.
See Part IV, Item 15. “Exhibits, Financial Statement Schedules—Schedule III—Real Estate and Accumulated Depreciation and Amortization,” of this Annual Report on Form 10-K for a detailed listing of our properties. See Note 5, Debt, to our consolidated financial statements included in this Annual Report on Form 10-K for more information about our indebtedness secured by our properties.
Revenue Concentration
The tables below present the Company’s revenue concentrations for its Industrial segment based on Annualized Base Rent (“ABR”), as defined below.

ABR is calculated as the monthly contractual base rent for leases that have commenced as of the end of the quarter, excluding rent abatements, multiplied by 12 months and deducting base year operating expenses for gross and modified leases, unless otherwise specified. For leases in effect at the end of any quarter that provide for rent abatement during the last month of that quarter, the Company used the monthly contractual base rent payable following expiration of the abatement period.

By State:
The percentage of ABR by state for the Company’s Industrial segment as of December 31, 2025 is presented as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Georgia	$12,523	14	16.0%
Florida	11,474	11	14.7
Illinois	9,582	4	12.3
Ohio	8,130	3	10.4
California	7,789	1	10.0
Pennsylvania	5,312	6	6.8
Texas	4,155	9	5.3
Virginia	3,957	5	5.1
South Carolina	2,611	5	3.3
New Jersey	2,570	6	3.3
Subtotal	$68,103	64	87.2%
All Others (1)	10,043	12	12.8
Total	$78,146	76	100.0%
(1)“All Others” account for less than 2.6% of total ABR on an individual basis.
By Industry:
The percentage of ABR by industry for the Company’s Industrial segment as of December 31, 2025 is presented as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$25,791	28	33.0%
Consumer Discretionary Distribution & Retail	20,164	4	25.8
Consumer Durables & Apparel	8,001	2	10.2
Transportation	7,641	14	9.8
Food, Beverage & Tobacco	5,380	2	6.9
Commercial & Professional Services	4,130	6	5.3
Materials	3,448	2	4.4
Automobiles & Components	2,845	2	3.6
Real Estate Management & Development	746	1	1.0
Total	$78,146	61	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.

Top Ten Tenants:
No lessee or combinations of lessees at any property generated more than 13.0% of our total ABR as of December 31, 2025. The table below presents the top ten tenants by ABR for the Company’s Industrial segment as of December 31, 2025 (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Amazon	$10,147	13.0%
RH	7,789	10.0
3M Company	5,202	6.7
Samsonite	4,666	6.0
PepsiCo	3,360	4.3
Shaw	3,335	4.3
Huntington Ingalls	2,667	3.4
United Rentals	2,278	2.9
Maxim Crane	2,051	2.6
Pepsi Bottling Ventures	2,020	2.6
Subtotal	$43,515	55.8%
All Others (1)	34,631	44.2
Total	$78,146	100.0%
(1)     “All Others” account for less than 2.5% of ABR on an individual basis.
Lease Expirations:
The tables below provide a summary of upcoming lease expirations in our Industrial segment, excluding unexercised renewal options and early termination rights.
As of December 31, 2025, the lease expirations by ABR in our leases for the Industrial segment are presented as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Percentage of Annualized Base Rent
2026	$6,911	8.8%
2027	5,577	7.1
2028	12,531	16.0
2029	9,317	11.9
2030	13,650	17.5
2031	13,130	16.8
2032	4,292	5.5
2033	7,283	9.3
2034	1,934	2.5
2035	1,302	1.7
>2035	2,219	2.9
Total	$78,146	100.0%
(1)Expirations that occur on the last day of the year are shown as expiring in the subsequent year.

As of December 31, 2025, the Company’s Industrial segment includes both IOS properties, which are leased on a usable-acre basis, and Traditional Industrial properties, which are leased on a square-footage basis. The tables below present lease expirations for each category.
IOS Lease Expirations (Usable Acre Basis)

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Usable Acres	ABR (per usable acre) (2)	Annualized Net Effective Base Rent (per usable acre) (3)
2026	$1,709	5.4%	5	21	$80,995	$73,172
2027	5,577	17.5	14	71	78,771	80,743
2028	4,685	14.7	9	89	52,759	53,688
2029	3,055	9.6	7	46	66,996	65,468
2030	5,861	18.4	10	68	86,065	80,872
2031	4,255	13.3	5	70	60,960	64,488
2032	2,272	7.1	4	23	98,355	123,407
2033	1,235	3.9	2	20	61,750	68,750
2034	1,934	6.1	1	37	52,270	70,324
2035	1,302	4.0	3	14	93,669	93,285
>2035	—	—	—	—	—	—
Vacant	—	—	—	10	—	—
Redevelopment properties (4)	—	—	—	38	—	—
Total	$31,885	100.0%	60	507	$69,588	$72,324
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
(4)Represents unleased space at redevelopment properties.
Traditional Industrial Lease Expirations (Square Foot Basis)

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Square Feet	ABR (per square foot) (2)	Annualized Net Effective Base Rent (per square foot) (3)
2026	$5,202	11.2%	1	978,100	$5.32	$4.99
2027	—	—	—	—	—	—
2028	7,846	17.0	4	1,290,100	6.08	5.71
2029	6,262	13.5	2	1,129,700	5.54	5.57
2030	7,789	16.8	1	1,501,400	5.19	4.91
2031	8,875	19.2	2	1,039,200	8.54	8.42
2032	2,020	4.4	1	526,300	3.84	3.87
2033	6,048	13.1	3	1,340,400	4.51	4.53
2034	—	—	—	—	—	—
2035	—	—	—	—	—	—
>2035	2,219	4.8	2	435,100	5.10	4.48
Vacant	—	—	—	—	—	—
Total	$46,261	100.0%	16	8,240,300	$5.61	$5.43
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

Leasing Information
As of December 31, 2025, we estimate that the current average market rental rates for leases for the operating properties in our Industrial segment, that are scheduled to expire within the next four years are approximately 20% to 25% greater than the weighted average in-place cash rental rates.
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
The following tables set forth certain information regarding our leasing activity during the year ended December 31, 2025 for our leases based on square footage and usable acres. For each lease, the Company presents (i) “GAAP Rent Change”, which is calculated as the percentage change between GAAP rents for new/renewal leases and the expiring GAAP rents of comparable leases for the same space and (ii) “Cash Rent Change”, which is calculated as the percentage change between cash rents for new/renewal leases and the expiring cash rents of comparable leases for the same space, excluding any rent abatements. We do not calculate GAAP Rent Change and Cash Rent Change for lease comparisons if either lease involved has any of the following characteristics, as we believe such leases do not provide a reliable basis for comparison: (i) the lease is for space that has never been leased under our ownership, (ii) the lease is for space that has been redeveloped or repositioned, (iii) the lease has a structure that is not comparable to the other lease or (iv) the lease term is less than 12 months.
Industrial Leasing Activity:
Leases Executed - Usable Acres:

	Number of Leases	Approx. Usable Acres	Weighted Average Lease Term (in years)	LC (per usable acre)	TI (per usable acre)	GAAP Rent Change (1)	Cash Rent Change (1)
New Leases (2)	6	64.8	7.5	$9,385	$293	73.1%	71.1%
Renewal Leases	4	20.0	2.2	$—	$—	37.4%	35.5%
Total / Weighted Average	10	84.8	6.3	$7,172	$224	55.5%	52.8%
(1)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(2)Excludes GAAP Rent Change and Cash Rent Change for i) two new leases (total of 44.5 usable acres and 8.5 weighted average lease term) for two IOS properties that were re-classified from redevelopment to operating in the year and had not been leased under our ownership and (ii) a new lease (1.6 usable acres and 8.0 weighted average lease term) for a previously vacant space at an IOS property that had not been leased under our ownership.
Leases Commenced - Usable Acres:

	Number of Leases	Approx. Usable Acres	Weighted Average Lease Term (in years)	LC (per usable acre)	TI (per usable acre)	GAAP Rent Change (1)	Cash Rent Change (1)
New Leases (2)	4	60.2	7.3	$4,792	$—	88.4%	91.9%
New Lease - Previously Executed (3)	1	3.3	6.5	$—	$—	218.1%	185.1%
Renewal Leases (4)	2	11.7	0.9	$—	$—	260.1%	237.1%
Total / Weighted Average	7	75.2	6.3	$3,836	$—	131.4%	116.2%
(1)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(2)Excludes GAAP Rent Change and Cash Rent Change for i) two new leases (total of 44.5 usable acres and 8.5 weighted average lease term) for two IOS properties that were re-classified from redevelopment to operating in the year and had not been leased under our ownership.
(3)Represents a new lease that was executed prior to the acquisition of the property and commenced in the current year.
(4)Excludes GAAP Rent Change and Cash Rent Change for a lease renewal (total of 8.7 usable acres and 0.5 weighted average lease term) for an IOS property because the lease term was less than 12 months.

Office Leasing Activity:
Leases Executed and Commenced - Square Feet:

	Number of Leases	Approx. Square Footage	Weighted Average Lease Term	LC (per square feet)	TI (per square feet)	GAAP Rent Change (1)	Cash Rent Change (1)
Renewal Leases (2)	1	2,500	0.3	$—	$—	N/A	N/A
Total / Weighted Average	1	2,500	0.3	$—	$—	N/A	N/A
(1)Reported as a weighted average based on the square footage of the leases included in the calculation.
(2)Represents a lease that was executed and commenced at an Office Discontinued Operations Property. The lease was excluded from GAAP Rent Change and Cash Rent Change because the lease term is less than 12 months.
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
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common stock is listed on the NYSE under the ticker symbol “PKST”. As of February 13, 2026, there were 37,180,295 holders of record of our common stock. Certain shares of our Company are held in “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing numbers.
Dividends
We intend to pay dividends on a quarterly basis at the discretion of our Board, unless our results of operations, our general financial condition, general economic conditions, or other factors indicate we should refrain from doing so, including the terms of the Merger Agreement.
Recent Sales of Unregistered Securities
During the year ended December 31, 2025, there were no sales of unregistered securities.
Repurchases of Equity Securities
During the quarter ended December 31, 2025, the Company repurchased shares as follows:

For the Month Ended	Total Number of Shares Repurchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet be Purchased Under the Plans or Programs
October 31, 2025	—	$—	—	—
November 30, 2025	—	$—	—	—
December 31, 2025	167,255	$14.14	—	—
Total	167,255	$14.14	—	—
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
The following performance graph is a comparison of the cumulative return of our common shares for the period from April 13, 2023, being the date on which the Company listed its common shares on the New York Stock Exchange (the “Listing”), through December 31, 2025. The graph also shows the cumulative total returns of the Russell 2000 Index (“RUT”) and FTSE NAREIT All Equity REITs Index (“FNER”) during the same period. The historical information set forth on the following performance graph is not necessarily indicative of future performance.

Growth of a $100 investment (1)
300
250
200
150
100
50
0
4/13/2023
12/31/2023
12/31/2024
12/31/2025
PKST
Russell 2000 Index
FTSE NAREIT All Equity REITS Index

(1)    Prior to the Listing, our published NAV as of June 30, 2021, and June 30, 2022, was as follows: $81.90 and $80.55, respectively. The cumulative investment (loss) for the NAV as of June 30, 2022, and June 30, 2021, was as follows: (1.7%), (16.8%), respectively.

ITEM 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in this Annual Report on Form 10-K.
Overview
Peakstone Realty Trust (NYSE: PKST) is an industrial real estate investment trust (“REIT”), with a strategic focus on growth in the industrial outdoor storage (“IOS”) sector.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2025, our portfolio consisted of 76 industrial properties within one reportable segment (the “Industrial” segment). The portfolio included 60 IOS properties and 16 Traditional Industrial properties. IOS properties have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement and storage of materials and equipment. “Traditional Industrial” properties include distribution, warehouse, and light manufacturing facilities. Of the 76 properties in our portfolio, 72 were operating properties and four were designated for redevelopment or repositioning.
During 2025, the Company completed its strategic transformation to an industrial-only REIT through the disposition of all properties in its Office segment. As a result, the Office segment was eliminated as of December 31, 2025. As of September 30, 2025, the Company’s plan to dispose of its Office segment properties represented a strategic shift in its business that met the criteria for classification as discontinued operations. Accordingly, as of September 30, 2025, 27 Office segment properties were classified as discontinued operations (the “Office Discontinued Operations Properties”). The Company presented the results of the Office segment through the year ended December 31, 2025, with results attributable to the Office Discontinued Operations Properties presented separately as discontinued operations for all periods presented.
Highlights
The following provides a summary of the significant developments related to our business during the year ended December 31, 2025:
Transaction Activity:
Office Dispositions
•During the year ended December 31, 2025, we sold 33 Office segment properties (27 of which are the Office Discontinued Operations Properties) for an aggregate gross sales price of approximately $883.7 million. As a result of these dispositions, we have eliminated our Office segment.
Traditional Industrial Dispositions
•During the year ended December 31, 2025, we sold three Traditional Industrial properties for an aggregate gross sales price of approximately $71.6 million.
IOS Acquisitions
•During the year ended December 31, 2025, we acquired nine individual IOS properties consisting of approximately 66 total usable acres located across Florida, Georgia, Tennessee and Texas for an aggregate contractual purchase price of approximately $96.2 million.

Leasing Activity:
IOS Leasing
•For the year ended December 31, 2025, we executed six new leases and four lease extensions for our IOS properties covering 84.8 usable acres, with a weighted average lease term of 6.3 years resulting in weighted average releasing spreads of 55.5% (GAAP) and 52.8% (Cash).
Financing Activity:
During the year ended December 31, 2025, we reduced our outstanding debt balance by an aggregate of $874.4 million as follows:
•We partially repaid $159.4 million of the outstanding principal balance of our BOA II secured loan (“BOA II Loan”) using proceeds from the disposition of two Office Discontinued Operations properties located in Birmingham, Alabama and Las Vegas, Nevada.
•We reduced the $465.0 million outstanding balance under the senior unsecured revolving credit facility (the “Revolving Loan”) to zero.
•We repaid the outstanding principal balance of the $150.0 million senior unsecured term loan maturing in April 2026 (the “2026 Term Loan”) in full.
•We repaid $100.0 million of the senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”).
Proposed Mergers
On February 2, 2026, the Company Parties and the Parent Parties entered into the Merger Agreement.
The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Operating Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving the merger and (ii) immediately following the consummation of the Partnership Merger, REIT Merger Sub will be merged with and into the Company, with the Company surviving the merger. Upon completion of the Company Merger, Parent (or subsidiaries thereof) will be the sole common shareholders of the Surviving Entity, and the Surviving Partnership will be wholly owned by Parent and the Surviving Entity (or subsidiaries thereof).
The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Board.
At the Company Merger Effective Time, each common share, par value $0.001 per share, of the Company that is issued and outstanding immediately prior to the Company Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to $21.00 per share, without interest.
Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, at the Partnership Merger Effective Time, each Operating Partnership Common Unit that is issued and outstanding immediately prior to the Partnership Merger Effective Time will be automatically cancelled and converted into the right to receive an amount in cash equal to the product of (i) the REIT Shares Amount (as defined in the Eighth Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of April 13, 2023, by and between the Company and the limited partners party thereto, as amended, in effect on such date with respect to such Operating Partnership Common Units) multiplied by (ii) $21.00, without interest.
The Merger Agreement contains customary termination rights, including the right of either party to terminate the Merger Agreement if the Mergers have not been completed by 11:59 p.m. (New York City time) on August 2, 2026, or if shareholder approval has not been obtained upon a vote taken at a shareholders meeting or any adjournment or postponement thereof.
In certain specified circumstances further described in the Merger Agreement, in connection with the termination of the Merger Agreement, the Company will be required to pay Parent a termination payment of $16.0 million or $34.0 million, as applicable pursuant to the terms of the Merger Agreement.
The Parent Parties have secured committed financing, consisting of a combination of (i) equity financing to be provided by investment funds affiliated with Parent on the terms and subject to the conditions set forth in an equity commitment letter provided by such funds, and (ii) debt financing to be provided by certain lenders on the terms and subject to the conditions set forth in a debt commitment letter, the aggregate proceeds of which will be sufficient for the Parent Parties to pay all amounts the Parent Parties may be obligated to pay pursuant to the Merger Agreement or the Mergers.
Results of Operations
Overview
Our business strategy is to operate, enhance, and grow our industrial portfolio, with a strategic emphasis on industrial outdoor storage (“IOS”) assets. We focus on disciplined capital allocation and financial flexibility.
Business Environment
Real estate investors continue to closely monitor current market conditions, which are shaped by a mix of economic factors, geopolitical tensions, and evolving monetary and trade policies, including tariffs. Despite ongoing uncertainty, general market sentiment seems to be cautiously optimistic.
In the industrial sector, fundamental demand drivers remain strong, even as broader economic conditions fluctuate. Structural trends – including the onshoring and nearshoring of manufacturing and warehousing operations, projected growth in U.S. industrial production, modernization of domestic supply chains, and continued expansion of e-commerce – are anticipated to drive sustained demand over the long-term.
At the same time, several factors are contributing to a more constrained supply environment. These include a reduced pace of new construction, a limited supply of sites zoned for broad industrial use, power capacity constraints, municipal resistance to new industrial development, particularly in densely populated areas, and the redevelopment of infill properties into alternative uses. Collectively, these dynamics are creating a balanced but disciplined market environment, characterized by more normalized leasing trends and strong long-term fundamentals for U.S. industrial real estate
We believe that our well-diversified industrial portfolio positions us favorably to navigate the current environment while capitalizing on opportunities as the market cycle evolves.
For a discussion of material trends and uncertainties that have impacted or may impact the Company’s financial condition, results of operations or cash flows, see (i) the discussion above, and (ii) the risks highlighted in the “Risk Factors” section in Part I.
Segment Information
Michael Escalante, the Company's Chief Executive Officer, is identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties within each reportable segment. The CODM evaluates the performance of each segment based on segment net operating income (“NOI”), which is calculated as net income or loss excluding (to the extent applicable during the periods presented) general and administrative expenses, corporate operating expenses to related parties, impairment of real estate, depreciation and amortization, interest expense, other income, net, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairment of goodwill, investment income or loss, transaction expense and net income or loss from discontinued operations and equity in earnings of unconsolidated real estate joint ventures. This measure is used by the CODM to make decisions about resource allocation and evaluate the financial performance of each segment. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income or loss because it assists both investors and management in understanding the core operations of our properties.
Industrial Segment
As of December 31, 2025, the Company’s portfolio consisted of 76 properties within one reportable Industrial segment. The portfolio included 60 IOS properties and 16 Traditional Industrial properties. Of the 76 properties in the Company’s portfolio, 72 were operating properties and four were designated for redevelopment or repositioning.

Office Segment Disposal in 2025
As of December 31, 2025, the Company completed the disposition of all Office segment properties, including the Office Discontinued Operations Properties. Therefore, as of December 31, 2025, the Office segment was eliminated. The Company presented the results of the Office segment through the year ended December 31, 2025, reflecting the Company’s ownership of the Office segment properties during that period. The results of the Office Discontinued Operations Properties have been separately reported within "Net income from discontinued operations" for the years ended December 31, 2025, 2024 and 2023 on the consolidated statement of operations. As such, the Office Discontinued Operations Properties are excluded from NOI metrics (refer to sections below).
Other Segment Disposal in 2024
Prior to December 31, 2024, the Company presented a third reportable segment, the “Other” segment, which consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. On December 31, 2024, the Company sold the final property in its Other segment, and as a result, the Other segment was eliminated. The Company presented the results of the Other segment through the year ended December 31, 2024.

Comparison of the Years Ended December 31, 2025 and 2024
Reconciliation of Net Loss to Same Store NOI
Our Same Store portfolio includes properties that were held in-service for a full period for both comparative periods presented and excludes the Office Discontinued Operations Properties. The following table reconciles net loss to Same Store NOI for the years ended December 31, 2025 and December 31, 2024 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Year Ended December 31,
	2025	2024
Reconciliation of Net Loss to Same Store NOI
Net loss	$(332,633)	$(11,363)
General and administrative expenses	34,918	36,973
Corporate operating expenses to related parties	570	617
Real estate impairment provision	18,195	53,313
Depreciation and amortization	52,182	47,503
Interest expense	56,565	55,978
Other income, net	(7,351)	(14,479)
Loss (gain) on extinguishment of debt	2,482	(10,466)
Gain from disposition of assets	(6,407)	(38,368)
Goodwill impairment provision	—	10,274
Transaction expenses	555	821
Net loss (income) from discontinued operations	272,610	(38,028)
Total NOI	$91,686	$92,775
Same Store Adjustments:
Adjustment for acquired properties	(36,179)	(4,848)
Adjustment for disposed properties	(9,499)	(42,350)
Corporate related adjustment	21	(38)
Total Same Store NOI	$46,029	$45,539
Same Store Analysis
For the years ended December 31, 2025 and December 31, 2024, our Same Store portfolio was comprised of 16 Industrial segment properties, all of which were Traditional Industrial properties, encompassing approximately 8.2 million square feet.
Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
The following table provides a comparative summary of the results of operations for our Same Store portfolio for the years ended December 31, 2025, and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Increase/(Decrease)	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$54,735	$53,957	$778	1%
Industrial operating expenses	(8,706)	(8,418)	(288)	3%
Industrial Same Store NOI	$46,029	$45,539	$490	1%
Industrial Same Store NOI
For this comparison period, Industrial Same Store NOI increased by $0.5 million primarily due to leasing activity and the timing of operating expense recoveries, partially offset by the reversal of straight-line rent receivables and the recognition of rental income on a cash basis for a tenant for which collectability was no longer probable.
Portfolio Analysis

Comparison of the Year Ended December 31, 2025 to the Year Ended December 31, 2024
Net Loss
For the years ended December 31, 2025, and 2024, the Company recorded a net loss of $332.6 million and $11.4 million, respectively. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the years ended December 31, 2025 and 2024 (dollars in thousands):

	Year Ended December 31,
	2025	2024	Increase/(Decrease)	Percentage Change
Reconciliation of Net Loss to NOI
Net loss	$(332,633)	$(11,363)	$(321,270)	2827%
General and administrative expenses	34,918	36,973	(2,055)	(6)%
Corporate operating expenses to related parties	570	617	(47)	(8)%
Real estate impairment provision	18,195	53,313	(35,118)	(66)%
Depreciation and amortization	52,182	47,503	4,679	10%
Interest expense	56,565	55,978	587	1%
Other income, net	(7,351)	(14,479)	7,128	(49)%
Loss (gain) on extinguishment of debt	2,482	(10,466)	12,948	(124)%
Gain from disposition of assets	(6,407)	(38,368)	31,961	(83)%
Goodwill impairment provision	—	10,274	(10,274)	(100)%
Transaction expenses	555	821	(266)	(32)%
Net loss (income) from discontinued operations	272,610	(38,028)	310,638	(817)%
Total NOI	$91,686	$92,775	$(1,089)	(1)%
The following table provides further detail regarding segment NOI:

	Year Ended December 31,
	2025	2024	Increase/(Decrease)	Percentage Change
Industrial NOI
Industrial revenues	$100,204	$64,750	$35,454	55%
Industrial operating expenses	(13,986)	(9,072)	(4,914)	54%
Industrial NOI	86,218	55,678	30,540	55%

Office NOI
Office revenues	5,777	20,825	(15,048)	(72)%
Office operating expenses	(309)	(2,563)	2,254	(88)%
Office NOI	5,468	18,262	(12,794)	(70)%

Other NOI
Other revenues	—	30,782	(30,782)	(100)%
Other operating expenses	—	(11,947)	11,947	(100)%
Other NOI	—	18,835	(18,835)	(100)%
Total NOI	$91,686	$92,775	$(1,089)	(1)%
NOI
Total NOI decreased by $1.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Industrial NOI increased by $30.5 million primarily due to the acquisitions of IOS properties in 2025 and 2024, as well as increased leasing activity in 2025.

Office NOI decreased by $12.8 million primarily due to the disposition of Office properties from continuing operations in 2025 and 2024.
Other NOI decreased by $18.8 million primarily due to property dispositions that resulted in the elimination of the Other segment as of December 31, 2024.
General and Administrative Expenses
General and administrative expenses decreased by $2.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to a decrease in corporate payroll expenses, share-based compensation expenses, and professional fees.
Corporate Operating Expense to Related Parties
Corporate operating expenses to related parties remained materially consistent for the year ended December 31, 2025 as compared to the year ended December 31, 2024.
Real Estate Impairment Provision
Real estate impairment decreased by $35.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 due to fewer impairment charges in 2025 compared to 2024.
Goodwill Impairment Provision
No goodwill impairment was recognized in 2025 compared to the goodwill impairment of $10.3 million in 2024 related to its Other segment, which represented the complete write-off of the Other segment goodwill resulting from the disposition of the final Other segment property as of December 31, 2024.
Depreciation and Amortization
Depreciation and amortization increased by $4.7 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the acquisition of IOS properties in 2025 and 2024.
Interest Expense
Interest expense remained materially consistent for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to the reduction in debt, offset by higher average interest rates in 2025.
Other Income, Net
Other income decreased by $7.1 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to a decrease in interest income earned from cash invested in money market accounts.
Gain from Disposition of Assets
Gain from disposition of assets decreased by approximately $32.0 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to fewer sales of continuing operations with realized gains in 2025.
Loss (gain) on extinguishment of Debt
The Company recorded a $2.5 million loss on extinguishment of debt in 2025 related to the debt paydowns and the termination of interest swaps, compared to a $10.5 million gain on extinguishment of debt in 2024 related to the final sale of secured AIG properties, which relieved the Company of its remaining debt obligations under the AIG Loans.
Transaction Expenses
Transaction expenses decreased by approximately $0.3 million for the year ended December 31, 2025 as compared to the year ended December 31, 2024 primarily due to lower costs incurred in connection with transactions during the current period.

Net Loss (Income) from Discontinued Operations
The Company recognized net loss from discontinued operations of $272.6 million for the year ended December 31, 2025 as compared to net income of $38.0 million for the year ended December 31, 2024, primarily due to sales and impairments of Office Discontinued Operations Properties in 2025. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for further information.
Comparison of the Years Ended December 31, 2024 and 2023
Reconciliation of Net Loss to Same Store NOI
Our Same Store portfolio includes properties that were held in-service for a full period for both comparative periods presented and excludes the Office Discontinued Operations Properties. The following table reconciles net loss to Same Store NOI for the years ended December 31, 2024 and December 31, 2023 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Year Ended December 31,
	2024	2023
Reconciliation of Net Loss to Same Store NOI
Net loss	$(11,363)	$(605,102)
General and administrative expenses	36,973	42,843
Corporate operating expenses to related parties	617	1,154
Real estate impairment provision	53,313	283,804
Depreciation and amortization	47,503	61,169
Interest expense	55,978	59,371
Other income, net	(14,479)	(13,107)
Loss from investment in unconsolidated entities	—	176,767
Gain on extinguishment of debt	(10,466)	—
Gain from disposition of assets	(38,368)	(29,164)
Goodwill impairment provision	10,274	16,031
Transaction expenses	821	24,961
Net (income) loss from discontinued operations	(38,028)	92,361
Total NOI	$92,775	$111,088
Same Store Adjustments:
Adjustment for acquired properties	(4,848)	—
Adjustment for disposed properties	(19,525)	(44,465)
Corporate related adjustment	(38)	16
Total Same Store NOI	$68,364	$66,639
Same Store Analysis
For the years ended December 31, 2024 and December 31, 2023, our Same Store portfolio was comprised of 25 properties, including 19 Industrial segment properties (all of which were Traditional Industrial properties) and six Office segment properties, encompassing approximately 9.9 million square feet.
Comparison of the Years Ended December 31, 2024 to the Year Ended December 31, 2023
The following table provides a comparative summary of the results of operations for our Same Store portfolio for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$59,286	$56,950	$2,336	4%
Industrial operating expenses	(8,456)	(7,622)	(834)	11%
Industrial Same Store NOI	50,830	49,328	1,502	3%

Office Same Store NOI
Office revenues	$20,099	$19,823	$276	1%
Office operating expenses	(2,565)	(2,512)	(53)	2%
Office Same Store NOI	17,534	17,311	223	1%

Total Same Store NOI	$68,364	$66,639	$1,725	3%
Total Same Store NOI
Total Same Store NOI increased by $1.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Industrial Same Store NOI
For this comparison period, Industrial Same Store NOI increased by $1.5 million primarily due to lease extensions in 2024, offset by timing of certain expense recoveries in 2024.
Office Same Store NOI
For this comparison period, Office Same Store NOI increased by $0.2 million primarily due to the timing of certain expense recoveries in 2024.
Portfolio Analysis
Comparison of the Years Ended December 31, 2024 to the Year Ended December 31, 2023
Net Loss
For the years ended December 31, 2024 and 2023, the Company recorded a net loss of $11.4 million and $605.1 million, respectively. The reasons for the change are discussed below.

The following table reconciles net loss to NOI for the years ended December 31, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2024	2023	Increase/(Decrease)	Percentage Change
Reconciliation of Net Loss to NOI
Net loss	$(11,363)	$(605,102)	$593,739	(98)%
General and administrative expenses	36,973	42,843	(5,870)	(14)%
Corporate operating expenses to related parties	617	1,154	(537)	(47)%
Real estate impairment provision	53,313	283,804	(230,491)	(81)%
Depreciation and amortization	47,503	61,169	(13,666)	(22)%
Interest expense	55,978	59,371	(3,393)	(6)%
Other income, net	(14,479)	(13,107)	(1,372)	10%
Loss from investment in unconsolidated entities	—	176,767	(176,767)	(100)%
Gain on extinguishment of debt	(10,466)	—	(10,466)	(100)%
Gain from disposition of assets	(38,368)	(29,164)	(9,204)	32%
Goodwill impairment provision	10,274	16,031	(5,757)	(36)%
Transaction expenses	821	24,961	(24,140)	(97)%
Net (income) loss from discontinued operations	(38,028)	92,361	(130,389)	(141)%
Total NOI	$92,775	$111,088	$(18,313)	(16)%
The following table provides further detail regarding segment NOI:

	Year Ended December 31,
	2024	2023	Increase/(Decrease)	Percentage Change
Industrial NOI
Industrial revenues	$64,750	$57,304	$7,446	13%
Industrial operating expenses	(9,072)	(7,655)	(1,417)	19%
Industrial NOI	55,678	49,649	6,029	12%

Office NOI
Office revenues	20,825	32,288	(11,463)	(36)%
Office operating expenses	(2,563)	(4,619)	2,056	(45)%
Office NOI	18,262	27,669	(9,407)	(34)%

Other NOI
Other revenues	30,782	54,246	(23,464)	(43)%
Other operating expenses	(11,947)	(20,476)	8,529	(42)%
Other NOI	18,835	33,770	(14,935)	(44)%
Total NOI	$92,775	$111,088	$(18,313)	(16)%
NOI
Total NOI decreased by $18.3 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Industrial NOI increased by $6.0 million primarily due to the acquisition of IOS properties in 2024 and increased leasing activity in 2024.
Office NOI decreased by $9.4 million primarily due to property dispositions in 2023 and 2024.
Other NOI decreased by $14.9 million primarily due to property dispositions that resulted in the elimination of the Other segment as of December 31, 2024.
General and Administrative Expenses

General and administrative expenses decreased by $5.9 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the vesting of certain time-based restricted share units and time-based restricted shares (together, “Restricted Share Units”) in the prior year, including accelerated vesting for employee severances.
Corporate Operating Expense to Related Parties
Corporate operating expenses to related parties decreased by $0.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the termination of the Administrative Service Agreement in 2023.
Real Estate Impairment Provision
Real estate impairment decreased by $230.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to fewer impairment charges in 2024 compared to 2023.
Goodwill Impairment Provision
The Company recorded $10.3 million of goodwill impairment in 2024 related to its Other segment, which represents the complete write-off of the Other segment goodwill resulting from the final disposition of the Other segment property as of December 31, 2024.
Depreciation and Amortization
Depreciation and amortization decreased by $13.7 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to (i) property dispositions in 2023 and 2024; (ii) accelerated amortization due to expired and terminated leases; and (iii) real estate impairments, which lowered the depreciable book bases of the impaired assets, partially offset by (iv) the acquisition of the IOS Portfolio in fourth quarter of 2024.
Interest Expense
Interest expense decreased by $3.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to debt payoffs in 2023 and 2024.
Other Income, Net
Other income increased by $1.4 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to an increase in interest income earned from cash invested in money market accounts.
Net Loss from Investment in Unconsolidated Entity
Net loss from investment in unconsolidated entity decreased by approximately $176.8 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 due to the complete write-off of the Company’s indirect investment in Galaxy REIT, LLC, an office property joint venture (“Office Joint Venture”) as of September 30, 2023, in which the Company no longer recorded any equity income or losses. On August 28, 2024, the Company transferred all of its ownership interest and no longer holds any interest in the Office Joint Venture.
Gain from Disposition of Assets
Gain from disposition of assets increased by approximately $9.2 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to increased number of sales with realized gains in 2024.
Gain on extinguishment of Debt
Gain on extinguishment of debt increased by approximately $10.5 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily due to the gain on extinguishment recognized as a result of the Company’s final sale of secured AIG properties on December 31, 2024, which relieved the Company of its remaining debt obligations under the AIG Loans.

Transaction Expenses
Transaction expenses decreased by approximately $24.1 million for the year ended December 31, 2024 as compared to the year ended December 31, 2023 primarily because the Listing related expenses were incurred in 2023.
Net (Income) Loss from Discontinued Operations
The Company recognized net income from discontinued operations of $38.0 million for the year ended December 31, 2024 as compared to a net loss of $92.4 million for the year ended December 31, 2023, primarily due to impairments recognized on Office Discontinued Operations Properties in 2023. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for further information.
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
For the year ended December 31, 2025, the following critical accounting estimates reflects what we believe are the most significant estimates, assumptions, and judgments that have had or are reasonably likely to have a material impact on our financial conditions or our results of operations.
Acquisitions of Real Estate
During the year ended December 31, 2025, we acquired nine IOS properties which were accounted for as asset acquisitions. For asset acquisitions, the Company allocates the acquisition cost, which assigns both cash and non-cash consideration paid to the seller and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed (including tangible assets and intangible assets and liabilities), according to their respective relative fair values.
Tangible Assets Acquired
The tangible assets consist of land, buildings, and site improvements. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach.
Under the cost approach, the fair value of real estate is based on estimated costs to construct a vacant building or site improvement, as applicable, with similar characteristics.
Under the income approach, we use the discounted cash flow method, which includes Level 3 unobservable inputs. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and over any additional hypothetical lease terms assumed and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. The respective Level 3 inputs include discount rates, capitalization rates, market rental rates and comparable sales data, including land sales for similar properties. The estimated future cash flows account for various factors, including historical performance, anticipated trends, and prevailing market and economic conditions.
Intangible Assets and Liabilities Acquired
The intangible assets and liabilities include the above- and below-market value of leases and the in-place leases, which include the value of tenant relationships. In assessing the fair value of intangible lease assets or liabilities, the Company, similarly, considers Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases is estimated based on the costs that would have been incurred to lease the property to the occupancy level at the acquisition date. This includes leasing commissions, legal and other costs, along with the estimated time necessary to lease the property to its occupancy level at the time of acquisition.
If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles. If circumstances indicate that the assumed exercise of renewal options has changed, we will reassess the expected lease term and adjust the remaining amortization period prospectively, accelerating or extending the recognition of the related intangibles as appropriate.
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
For the year ended December 31, 2025, we recorded an impairment provision related to 24 properties, consisting of 23 Office segment properties (19 of which were Office Discontinued Operation Properties) and one Industrial segment property. These impairments resulted from changes during the year related to shortened anticipated hold periods and estimated selling prices. As part of our impairment analysis, we noted certain properties that had potential indicators of impairment, but the future undiscounted cash flows were sufficient to recover the carrying amount. Refer to Note 3, Real Estate, to our consolidated financial statements included in this Annual Report on Form 10-K for details.
Impairment of Goodwill
The Company’s goodwill has an indeterminate life and is not amortized. Goodwill is tested for impairment annually for each reporting unit, as applicable, or more frequently if events or changes in circumstances indicate that goodwill is more likely than not impaired. When testing, the Company performs a qualitative assessment to determine whether a potential impairment of goodwill exists prior to quantitatively estimating the fair value of each relevant reporting unit. If an impairment exists, the Company recognizes an impairment of goodwill based on the excess of the reporting unit’s carrying value compared to its fair value, up to the amount of goodwill for that reporting unit. Under the quantitative assessment, the Company focuses on the fair value of real estate assets and related mortgage loans, as those comprise the significant components of fair value within each reporting unit. The analysis involves estimates around significant assumptions related to market rent, discount rates, terminal capitalization rates, and borrowing rates. Refer to Note 8, Fair Value Measurements, to our consolidated financial statements included in this Annual Report on Form 10-K for additional details related to impairment of goodwill.
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

Our calculation of FFO, Core FFO and AFFO is presented in the following table for the years ended December 31, 2025, 2024 and 2023 (in thousands, except per share amounts):

	Year Ended December 31,
Reconciliation of Net Loss to FFO, Core FFO, and AFFO (1):	2025	2024	2023
Net loss	$(332,633)	$(11,363)	$(605,102)
FFO Adjustments:
Depreciation of building and improvements	54,699	64,191	72,273
Amortization of leasing costs and intangibles	27,989	31,179	40,318
Real estate impairment provision	363,688	53,313	409,511
Gain from disposition of assets	(38,878)	(38,368)	(29,164)
Equity interest of depreciation of building and improvements - unconsolidated entity	—	—	24,623
FFO	$74,865	$98,952	$(87,541)
Distribution to redeemable preferred shareholders	—	—	(2,376)
Preferred units redemption charge	—	—	(4,970)
FFO attributable to common shareholders and noncontrolling interests(2)	$74,865	$98,952	$(94,887)

Core FFO Adjustments:
Loss (gain) on extinguishment of debt	3,725	(10,466)	—
Impairment provision, goodwill	—	10,274	16,031
Unrealized (gain) loss on investments	(115)	(377)	17
Employee separation expense	36	358	4,096
Transaction expenses	555	821	24,982
Lease termination adjustments	(287)	107	—
Preferred units redemption charge	—	—	4,970
Other income - proration adjustments for dispositions	—	—	(1,587)
Impairment provision, investment in unconsolidated entity	—	—	129,334
Write-off of Company's share of accumulated other comprehensive income - unconsolidated entity	—	—	(1,226)
Other activities adjustment	(172)	364	115
Core FFO attributable to common shareholders and noncontrolling interests(2)	$78,607	$100,033	$81,845

AFFO Adjustments:
Straight-line rent adjustment	(2,943)	(6,852)	(7,953)
Amortization of share-based compensation	6,380	7,896	10,063
Deferred rent - ground lease	1,705	1,661	1,724
Amortization of below market rent, net	(9,900)	(2,232)	(1,240)
Amortization of debt (discount)/premium, net	(490)	103	419
Amortization of ground leasehold interests	(290)	(389)	(389)
Amortization of below tax benefits	933	1,498	1,494
Amortization of deferred financing costs	4,966	4,757	3,632
Amortization of lease inducements	—	127	150
Company’s share of straight-line rent - unconsolidated entity	—	—	(2,207)
Company’s share of amortization of deferred financing costs - unconsolidated entity	—	—	31,061
Company's share of amortization of below market rent - unconsolidated entity	—	—	(532)
AFFO available to common shareholders and noncontrolling interests	$78,968	$106,602	$118,067

FFO per share/unit, basic and diluted	$1.88	$2.50	$(2.40)
Core FFO per share/unit, basic and diluted	$1.98	$2.53	$2.07
AFFO per share/unit, basic and diluted	$1.99	$2.69	$2.99

Weighted-average common shares outstanding - basic and diluted shares	36,798,234	36,375,053	35,988,231
Weighted-average OP Units outstanding (1)	2,944,479	3,202,727	3,472,770
Weighted-average common shares and OP Units outstanding - basic and diluted	39,742,713	39,577,780	39,461,001

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
Our calculation of each of NOI and Cash NOI is presented in the following tables for the year ended December 31, 2025, 2024 and 2023 (dollars in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Net Loss to NOI
Net loss	$(332,633)	$(11,363)	$(605,102)
General and administrative expenses	34,918	36,973	42,843
Corporate operating expenses to related parties	570	617	1,154
Real estate impairment provision	18,195	53,313	283,804
Goodwill impairment provision	—	10,274	16,031
Depreciation and amortization	52,182	47,503	61,169
Interest expense	56,565	55,978	59,371
Other income, net	(7,351)	(14,479)	(13,107)
Net loss from investment in unconsolidated entity	—	—	176,767
Gain from disposition of assets	(6,407)	(38,368)	(29,164)
Loss (gain) on extinguishment of debt	2,482	(10,466)	—
Transaction expenses	555	821	24,961
Net income (loss) from discontinued operations	272,610	(38,028)	92,361
Total NOI	$91,686	$92,775	$111,088

	Year Ended December 31,
	2025	2024	2023
Cash NOI Adjustments
Industrial:
Industrial NOI	$86,218	$55,678	$49,649
Straight-line rent	(3,172)	(4,931)	(344)
In-place lease amortization	(9,383)	(1,455)	(384)
Deferred termination income	(783)	819	(24)
Other deferred adjustments	20	—	—
Industrial Cash NOI	72,900	50,111	48,897

Office:
Office NOI	5,468	18,262	27,669
Straight-line rent	75	(176)	(4,068)
In-place lease amortization	(24)	32	33
Deferred termination income	(652)	1,851	—
Inducement amortization	—	—	150
Office Cash NOI	4,867	19,969	23,784

Other:
Other NOI	—	18,835	33,770
Straight-line rent	—	769	1,461
In-place lease amortization	—	(262)	(549)
Other deferred adjustments	—	(40)	(15)
Inducement amortization	—	127	—
Other Cash NOI	—	19,429	34,667
Total Cash NOI	$77,767	$89,509	$107,348

Liquidity and Capital Resources
Overview
We believe that cash flow generated from our properties will continue to enable us to fund our normal operating expenses, regular debt service obligations, capital expenditures, possible acquisitions of, or investments in, assets, and all dividends and distribution requirements in accordance with applicable REIT requirements in both the short-term and long-term. Furthermore, we expect that cash on hand, borrowings from our Revolving Credit Facility, proceeds from mortgage financing and other debt, proceeds from the sale of properties, and issuances of equity will provide other potential sources of capital. To the extent we are not able to secure other potential sources of capital, we will be heavily dependent upon income from operations and our current financing.
Sources of Liquidity
Cash Resources
As of December 31, 2025, we had approximately $138.7 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, the impact of our disposition activities, and general financial and economic conditions.
Credit Facility
As of December 31, 2025, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $832.0 million credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership had no amounts drawn (the “Revolving Loan”), (ii) a $110.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), and (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II” and together with the Revolving Loan and the 2028 Term Loan I, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $468.0 million in the aggregate. As of December 31, 2025, the available undrawn capacity under the Revolving Credit Facility was $240.7 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of December 31, 2025, we have not sold any shares under the ATM program.
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

Uses of Liquidity
As of December 31, 2025, we expect our significant short-term and long-term liquidity requirements will include:
•making scheduled principal and interest payments on our outstanding debt obligations (see “Debt and Lease Obligations” section below);
•making scheduled payments on our corporate office lease obligations (see “Debt and Lease Obligations” section below);
•paying dividends and distributions approved by the Board, including those necessary to maintain the Company’s REIT status under the Code (refer to “Dividends and Distributions” section below);
•funding contractual commitments, including operating expenses and capital expenses (as of December 31, 2025,the aggregate remaining contractual capital expenses commitment was approximately $2.2 million); and
•funding future property acquisitions.
Debt and Corporate Office Lease Obligations
The following amounts represent our debt and ground lease obligations as of December 31, 2025 (dollars in thousands):

Debt and Lease Obligations	Total Payments	2026	2027	2028	2029	2030	Thereafter
Outstanding debt obligations (1)	$485,936	$—	$—	$375,610	$60,722	$—	$49,604
Interest on outstanding debt obligations (2)	93,328	30,809	26,673	22,906	6,560	2,718	3,662
Corporate office lease obligations (3)	1,591	476	238	243	250	256	128
Total debt and lease obligations	$580,855	$31,285	$26,911	$398,759	$67,532	$2,974	$53,394
(1)Amounts reflect principal payments.
(2)Projected interest payments are based on the outstanding principal amounts at December 31, 2025. Projected interest payments on our unsecured debt are based on the Contractual Interest Rates (refer to “Outstanding Indebtedness” section below) in effect at December 31, 2025.
(3)As of December 31, 2025, the Company entered into a 10-year lease for its future corporate headquarters in El Segundo, CA, which is expected to commence in 2026 (refer to Note 12, Leases, for further details). Aggregate future lease payments under this agreement are expected to approximate $6.6 million.
Dividends and Distributions
Dividends and distributions, as applicable, will be authorized at the discretion of our Board and be paid to our shareholders and holders of OP Units as of the record date selected by our Board. We expect to pay dividends and distributions, as applicable, on a quarterly basis unless our results of operations, our general financial condition, general economic conditions, or other factors inhibit us from doing so, including the terms of the Merger Agreement. During the three months ended December 31, 2025, our Board declared an all-cash dividend in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends and distributions paid deduction and excluding net capital gain, to our shareholders and holders of OP Units. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of December 31, 2025, the Company believes it has satisfied the REIT requirements and all distributions were classified as return on capital.

Outstanding Indebtedness
As of December 31, 2025 and 2024, the Company’s consolidated debt consisted of the following (dollars in thousands):

	Carrying Value
	December 31,
	2025	2024	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan(3)	$90,610	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	200,936	360,326		5.08%
Unsecured Debt(7)
Revolving Loan(8)	—	465,000	SOF Rate + 1.80%	5.56% (8)	July 2028 (8)
2026 Term Loan(9)	—	150,000	—%	—%	— (9)
2028 Term Loan I(10)	110,000	210,000	SOF Rate + 1.75%	5.51%	July 2028 (10)
2028 Term Loan II (11)	175,000	175,000	SOF Rate + 1.75%	5.51%	October 2028 (11)
Total Unsecured Debt	285,000	1,000,000		5.51%
Total Debt	485,936	1,360,326		5.33%
Unamortized Deferred Financing Costs, Premiums, and Discounts, net	(11,930)	(15,707)
Total Debt, net	$474,006	$1,344,619
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's floating to fixed interest rate swaps maturing on July 1, 2029 and have the effect of converting the applicable Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.58%. The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 5.56%.
(2)Reflects the loan maturity dates as of December 31, 2025.
(3)The BOA II Loan has a fixed rate of interest and was originally secured by four properties. In August 2025 and December 2025, the Company paid down, in the aggregate, $159.4 million of the outstanding principal balance of its BOA II Loan using proceeds from the disposition of two Office Discontinued Operations Properties located in Birmingham, Alabama and Las Vegas, Nevada. In connection with the paydowns, the Company recognized and recorded $1.2 million within “Loss from discontinued operations” in the accompanying consolidated statement of operations. As of December 31, 2025, the BOA II Loan is secured by two Industrial segment properties located in Chicago, Illinois and Columbus, Ohio.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable SOFR. As of December 31, 2025, the applicable rates were 3.66% (SOFR, as calculated per the credit facility), plus spreads of 1.80% (Revolving Loan), 1.75% (2028 Term Loan I) and 1.75% (2028 Term Loan II) and a 0.1% index.
(8)The Revolving Loan was paid down to zero in December 2025.
(9)The 2026 Term Loan was paid off in full in December 2025.
(10)The Company repaid $100.0 million of the 2028 Term Loan I in December 2025 and as a result the Company recognized and recorded $0.2 million within “Loss on extinguishment of debt” in the accompanying consolidated statement of operations.
(11)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Debt Covenants
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Pursuant to the Tenth Amendment to the Second Amended and Restated Credit Agreement, certain terms related to debt covenants in the Second Amended and Restated Credit Agreement were modified. The Company was in compliance with all of its debt covenants as of December 31, 2025.

Summary of Cash Flows
Comparison of cash flow activity as of December 31, 2025 and December 31, 2024 is as follows (in thousands):

	Year Ended December 31,
	2025	2024	Change
Net cash provided by operating activities	$68,721	$94,655	$(25,934)
Net cash provided by (used in) investing activities	$834,095	$(215,839)	$1,049,934
Net cash used in financing activities	$(910,586)	$(125,616)	$(784,970)
Cash and cash equivalents, and restricted cash were $146.4 million and $154.2 million as of December 31, 2025 and December 31, 2024 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the year ended December 31, 2025, we generated $68.7 million in cash from operating activities compared to $94.7 million for the year ended December 31, 2024. The decrease in cash from operating activities was primarily due to our disposition activity in 2025 and 2024.
Investing Activities. Cash used in investing activities for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$228,497	$281,528	$(53,031)
Proceeds from repayment of note receivable	15,000	—	15,000
Total sources of cash provided by investing activities	$243,497	$281,528	$(38,031)
Uses of cash for investing activities:
Acquisition of properties, net	(95,379)	(493,496)	398,117
Payments for construction in progress	(6,908)	(572)	(6,336)
Total uses of cash used in investing activities	$(102,287)	$(494,068)	$391,781
Net cash provided by (used in) investing activities - discontinued operations	692,885	(3,299)	696,184
Net cash provided by (used in) investing activities	$834,095	$(215,839)	$1,049,934

Financing Activities. Cash used in financing activities for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	Change
Sources of cash provided by financing activities:
Proceeds from borrowings - Credit facility	$—	$280,000	$(280,000)
Proceeds from borrowings - Term loan	—	175,000	(175,000)
Proceeds from borrowings - Mortgage debt	—	110,326	(110,326)
Total sources of cash provided by financing activities	$—	$565,326	$(565,326)
Sources of cash used in financing activities:
Principal pay down of indebtedness - Credit facility	(465,000)	(215,000)	(250,000)
Principal payoff of indebtedness - Term loan	(250,000)	(190,000)	(60,000)
Principal payoff of secured indebtedness - Mortgage debt	(159,390)	(225,228)	65,838
Principal amortization payments on secured indebtedness	—	(5,655)	5,655
Payment for debt extinguishment	(3,362)	—	(3,362)
Deferred financing costs	—	(17,286)	17,286
Offering costs	(37)	(143)	106
Repurchase of common shares to satisfy employee tax withholding requirements	(1,204)	(1,329)	125
Repurchase of noncontrolling interest	(42)	—	(42)
Distributions to noncontrolling interests	(2,300)	(2,892)	592
Dividends to common shareholders	(28,903)	(33,077)	4,174
Financing lease payment	(348)	(332)	(16)
Total sources of cash used in financing activities	$(910,586)	$(690,942)	$(219,644)
Net cash used in financing activities	$(910,586)	$(125,616)	$(784,970)

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
As of December 31, 2025, the Company’s outstanding debt totaled approximately $485.9 million (excluding unamortized deferred financing cost and discounts/premiums), and was 100% fixed-rate, inclusive of the effects of our Interest Rate Swaps. As such, as of December 31, 2025, there would be no impact to future earnings and cash flows if SOFR were to change.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this Annual Report on Form 10-K, management, with the participation of our principal executive and principal financial officers, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon, and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective to provide reasonable assurance as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for us. Our management, including our chief executive officer and chief financial officer, evaluated, as of December 31, 2025, the effectiveness of our internal control over financial reporting using the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent accounting firm, as stated in its report, which is included herein.
ITEM 9B. OTHER INFORMATION
During the three months ended December 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
The information required by Part III will be incorporated by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025, and accordingly, the information required by Part III has been omitted under General Instruction G(3) to Form 10-K.
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item is incorporated herein by reference to an amendment to this Form 10-K to be filed with the SEC within 120 days of our fiscal year ended December 31, 2025.

PART IV
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
(b) See (a) 3 above.
(c) See (a) 2 above.
EXHIBIT INDEX
The following exhibits are included in this Annual Report on Form 10-K for the year ended December 31, 2025 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of December 14, 2018, by and among Griffin Capital Essential Asset REIT II, Inc., Griffin Capital Essential Asset Operating Partnership II, L.P., Globe Merger Sub, LLC, Griffin Capital Essential Asset REIT, Inc. and Griffin Capital Essential Asset Operating Partnership, L.P., incorporated by reference to Exhibit 2.1 to the Registrant's Current Report on Form 8-K, filed on December 20, 2018, SEC File No. 000-55605

2.2
Purchase and Sale Agreement, dated as of November 4, 2024, by and among the Buyer Parties and the Seller Parties thereto, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2024, SEC File No. 001-41686

2.3^
Agreement and Plan of Merger, dated as of February 2, 2026, by and among BSREP V Neon Pooling REIT L.P., BSREP V Neon Pooling Non-REIT L.P., BSREP V Brookfield Neon Sub L.P., Neon REIT Merger Sub LLC, Neon OP Merger Sub LLC, Peakstone Realty Trust and PKST OP, L.P, incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed on February 2, 2026, SEC File No. 001-41686

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
4.1
Description of Securities, incorporated by reference to Exhibit 4.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 22, 2024, SEC File No. 001-41686

10.1+
Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed on February 22, 2024, SEC File No. 001-41686

10.2+
First Amendment to the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on June 21, 2024, SEC File No. 001-41686

10.3
Second Amendment to the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Incentive Plan, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, filed on May 29, 2025, SEC File No. 000-41686

10.4
Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., dated April 13, 2023, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on April 13, 2023, SEC File No. 000-55605

10.5
Amendment No. 1 to the Eighth Amended and Restated Limited Partnership Agreement of PKST OP, L.P., incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2025, SEC File No.001-41686

10.6
Second Amended and Restated Credit Agreement dated April 30, 2019, incorporated by reference to Exhibit 10.3 to the Registrant's Current Report on Form 8-K, filed on May 01, 2019, SEC File No. 000-55605

10.7
First Amendment to Second Amended and Restated Credit Agreement dated October 1, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 9, 2020, SEC File No. 000-55605

10.8
Second Amendment to Second Amended and Restated Credit Agreement dated December 18, 2020, by and among Griffin Capital Essential Asset Operating Partnership, L.P., the lending institutions party thereto as lenders and KeyBank, National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 23, 2020, SEC File No. 000-55605

10.9
Third Amendment to Second Amendment and Restated Credit Agreement dated July 14, 2021, by and among Griffin Realty Trust, GRT OP, L.P., and the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 16, 2021, SEC File No. 000-555605

10.10
Fourth Amendment to Second Amended and Restated Credit Agreement dated April 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 8, 2022, SEC File No. 000-555605

10.11
Fifth Amendment to Second Amended and Restated Credit Agreement dated September 28, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on October 4, 2022, SEC File No. 000-55605

10.12
Sixth Amendment to Second Amended and Restated Credit Agreement dated November 30, 2022, by and among Griffin Realty Trust, GRT OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on December 5, 2022, SEC File No. 000-55605

10.13
Seventh Amendment to Second Amended and Restated Credit Agreement dated March 21, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., the subsidiary guarantors party thereto, the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on March 24, 2023, SEC File No. 000-55605

10.14
Eighth Amendment to Second Amended and Restated Credit Agreement, dated as of July 25, 2024, by and among PKST OP, L.P., the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on July 29, 2024, SEC File No. 001-41686

10.15
Ninth Amendment to Second Amended and Restated Credit Agreement, dated as of October 31, 2024, by and among PKST OP, L.P., the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on November 4, 2024, SEC File No. 001-41686

10.16*
Tenth Amendment to Second Amended and Restated Credit Agreement, dated as of December 19, 2025, by and among PKST OP, L.P., the lending institutions party thereto as lenders and KeyBank National Association, as administrative agent

10.17	Guaranty Agreement with KeyBank dated April 30, 2019, incorporated by reference to Exhibit 10.4 to the Registrant's Current Report on Form 8-K, filed on May 1, 2019, SEC File No. 000-55605
10.18
Amended and Restated Registration Rights Agreement dated August 2, 2023, by and among Peakstone Realty Trust, PKST OP, L.P., and Griffin Capital, LLC, incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on November 9, 2023, SEC File No. 001-41686

10.19+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Michael J. Escalante, incorporated by reference to Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.20+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Javier F. Bitar, incorporated by reference to Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.21+
Amended and Restated Employment Agreement, dated March 23, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer, incorporated by reference to Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-Q, filed May 9, 2023, SEC File No. 001-41686

10.22+
Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Michael J. Escalante, incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.23+
Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Javier F. Bitar, incorporated by reference to Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.24+
Amendment No. 1 to Amended and Restated Employment Agreement, dated November 14, 2023, by and between Peakstone Realty Trust and Nina Momtazee Sitzer, incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.25+
Form of One-Time Restricted Stock Unit (NEOs) dated March 25, 2021, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 7, 2021, SEC File No. 000-55605

10.26+
Form of Time-Based Restricted Share Unit Agreement (NEOs) dated March 23, 2023, incorporated by reference to Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.27+
Form of Time-Based Restricted Stock Unit Agreement (NEOs) for 2024, incorporated by reference to Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686

10.28+
Form of Restricted Stock Unit Agreement (Non-Employee Trustees) for 2025, incorporated by reference to Exhibit 10.1 in the Registrant’s Quarterly Report on Form 10-Q, filed on May 8, 2025, SEC File No. 001-41686

10.29
Sublease executed March 25, 2022, by and between Griffin Capital Company, LLC and Griffin Realty Trust, incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on March 31, 2022, SEC File No. 000-55605

10.30
Assignment and Assumption of Sublease executed February 29, 2024, by and between Peakstone Realty Trust and PKST OP, L.P. incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 08, 2024, SEC File No. 001-41686

10.31
First Amendment to Sublease executed March 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P, incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 07, 2024, SEC File No. 001-41686

10.32
Second Amendment to Sublease executed May 1, 2024, by and between Griffin Capital Company, LLC and PKST OP, L.P, incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 08, 2024, SEC File No. 001-41686

10.33	Third Amendment to Sublease, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2025, SEC File No 001-41686
10.34	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
14.1*	Code of Business Conducts and Ethics
19.1	Policy on Insider Information and Insider Trading, incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed on February 20, 2025, SEC File No. 001-41686
21.1*	Subsidiaries of Peakstone Realty Trust dated December 31, 2025
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Ernst & Young LLP, Independent Auditors
24.1*	Powers of Attorney (incorporated by reference to the signature page here)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
99.1
Unaudited Combined Financial Statements of Galaxy REIT LLC as of August 27, 2024 and for the period from January 1, 2024 to August 27, 2024 and Audited Combined Financial Statements of Galaxy REIT LLC as of December 31, 2023 and for the year ended December 31, 2023, and as of December 31, 2022 and for the period from August 26, 2022 (Commencement of Operations) to December 31, 2022, incorporated by reference to Exhibit 99.1 to the Registrant’s Annual Report on Form 10-K/A, filed on March 27, 2025, SEC File No. 001-41686

101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Filed herewith.
**	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
^	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

ITEM 16. FORM 10-K SUMMARY
Not Applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on February 18, 2026.

PEAKSTONE REALTY TRUST

By:	/s/ Michael J. Escalante
Michael J. Escalante
Chief Executive Officer and President
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael J. Escalante, Javier F. Bitar and Nina Momtazee Sitzer, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Michael J. Escalante	Chief Executive Officer and President and Trustee (Principal Executive Officer)	February 18, 2026
Michael J. Escalante

/s/ Javier F. Bitar	Chief Financial Officer and Treasurer (Principal Financial Officer)	February 18, 2026
Javier F. Bitar

/s/ Qiyan Mai	Chief Accounting Officer (Principal Accounting Officer)	February 18, 2026
Qiyan Mai

/s/ Casey Wold	Executive Chairman and Chairman of the Board of Trustees	February 18, 2026
Casey Wold

/s/ Jeffrey Friedman	Independent Trustee	February 18, 2026
Jeffrey Friedman

/s/ Carrie DeWees	Independent Trustee	February 18, 2026
Carrie DeWees

/s/ Samuel Tang	Independent Trustee	February 18, 2026
Samuel Tang

PEAKSTONE REALTY TRUST

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Peakstone Realty Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Peakstone Realty Trust (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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

Impairment of real estate
Description of the Matter
As of December 31, 2025, the Company’s carrying value of real estate was $1.1 billion. As discussed in Note 2 of the consolidated financial statements, the Company assesses the carrying values of its real estate assets whenever events or changes in circumstances indicate that the carrying amounts of real estate assets may not be fully recoverable. Where indicators of impairment exist, the Company evaluates the recoverability of its real estate assets by comparing the carrying amounts of the assets to the estimated undiscounted cash flows. When the carrying amounts of the real estate assets are not recoverable based on the undiscounted cash flows, the Company will calculate an impairment charge as the amount the carrying value exceeds the estimated fair value of the real estate property as of the measurement date. There were $18.2 million of continuing operations impairment charges and $345.5 million of discontinued operations impairment charges related to real estate recognized during the year ended December 31, 2025.
Auditing the Company’s evaluation of whether its real estate assets are impaired was complex and involved a high degree of subjectivity in management’s assumptions in estimating future cash flows as estimates and judgments underlying the determination of recoverability and fair value were based on assumptions about future market and economic conditions. Where indicators of impairment exist, the estimation required in the undiscounted future cash flows includes future market rental income amounts subsequent to the expiration of current lease agreements, capitalization rates, and the number of years the property is held for investment. When a property is determined to not be recoverable, the estimation required in the fair value determination includes additional assumptions around discount rates, comparable property sales, or fair value per square foot.

How We Addressed the Matter in Our Audit
We tested the design and operating effectiveness of controls over real estate asset impairment, including management’s review of the reasonableness of the assumptions used in the analysis.
Our testing of the Company’s impairment assessment included, among other procedures, evaluating the Company’s properties for impairment indicators based on indicators under ASC 360. For real estate properties with identified indicators of impairment, we performed audit procedures, that included, among others, testing the key assumptions used by the Company in its projections of the undiscounted future cash flows and estimated fair value of real estate assets that were impaired. With the assistance of our valuation specialists, we compared the key assumptions used by management to observable industry information to assess whether the assumptions were market supported. As part of our evaluation, we also performed sensitivity analyses on key assumptions, to assess whether changes to certain assumptions would result in a materially different outcome.
In addition, we performed procedures to evaluate the completeness and accuracy of the data utilized in management’s impairment analysis. We also assessed information and events subsequent to the balance sheet date, if any, to corroborate certain of the key assumptions used by management.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2008.
Los Angeles, California
February 18, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Peakstone Realty Trust
Opinion on Internal Control Over Financial Reporting
We have audited Peakstone Realty Trust’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Peakstone Realty Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Los Angeles, California
February 18, 2026

PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(in thousands, except units and share amounts)

	December 31,
	2025	2024
ASSETS
Cash and cash equivalents	$138,673	$146,514
Restricted cash	7,767	7,696
Real estate:
Land	381,824	341,702
Building and improvements	810,112	1,009,286
In-place lease intangible assets	109,852	141,193
Construction in progress	4,233	962
Total real estate	1,306,021	1,493,143
Less: accumulated depreciation and amortization	(211,099)	(224,247)
Total real estate, net	1,094,922	1,268,896
Assets related to discontinued operations, net	—	1,101,356
Above-market lease intangible assets, net	1,257	2,401
Deferred rent receivable	18,173	22,958
Deferred leasing costs, net	3,885	5,013
Goodwill	68,373	68,373
Right-of-use lease assets	1,325	755
Interest rate swap asset, at fair value	—	15,974
Other assets	18,449	36,296
Total assets	$1,352,824	$2,676,232
LIABILITIES AND EQUITY
Debt, net	$474,006	$1,344,619
Interest rate swap liability, at fair value	2,444	—
Distributions payable	3,818	8,477
Below-market lease intangible liabilities, net	34,261	39,832
Right-of-use lease liabilities	1,334	744
Accrued expenses and other liabilities	58,258	62,312
Liabilities related to discontinued operations	—	68,226
Total liabilities	$574,121	$1,524,210

Commitments and contingencies (Note 13)

Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 37,176,167 and 36,733,327 shares outstanding in the aggregate as of December 31, 2025 and December 31, 2024, respectively	37	37
Additional paid-in capital	3,025,954	3,016,804
Cumulative distributions	(1,133,542)	(1,109,215)
Accumulated earnings	(1,145,986)	(838,279)
Accumulated other comprehensive (loss) income	(1,038)	15,874
Total shareholders’ equity	745,425	1,085,221
Noncontrolling interests	33,278	66,801
Total equity	778,703	1,152,022
Total liabilities and equity	$1,352,824	$2,676,232
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Year Ended December 31,
	2025	2024	2023
Revenue:
Rental income	$105,981	$116,357	$143,838
Expenses:
Property operating expense	6,006	13,664	19,313
Property tax expense	8,289	9,918	13,437
General and administrative expenses	34,918	36,973	42,843
Corporate operating expenses to related parties	570	617	1,154
Real estate impairment provision	18,195	53,313	283,804
Depreciation and amortization	52,182	47,503	61,169
Total expenses	120,160	161,988	421,720
Loss before other income (expenses)	(14,179)	(45,631)	(277,882)
Other income (expenses):
Interest expense	(56,565)	(55,978)	(59,371)
Loss from investment in unconsolidated entities	—	—	(176,767)
Other income, net	7,351	14,479	13,107
Gain from disposition of assets	6,407	38,368	29,164
(Loss) gain on extinguishment of debt	(2,482)	10,466	—
Goodwill impairment provision	—	(10,274)	(16,031)
Transaction expenses	(555)	(821)	(24,961)
Net loss from continuing operations	(60,023)	(49,391)	(512,741)

Discontinued Operations:
(Loss) income from discontinued operations	(305,081)	38,028	(92,361)
Gain from disposition of assets	32,471	—	—
Net (loss) income from discontinued operations	(272,610)	38,028	(92,361)

Net loss	(332,633)	(11,363)	(605,102)

Net loss attributable to noncontrolling interests from continuing operations	4,498	4,077	46,228
Net loss (income) attributable to noncontrolling interests from discontinued operations	20,428	(3,139)	8,327
Net loss attributable to noncontrolling interests	24,926	938	54,555

Distributions to redeemable preferred unit holders	—	—	(2,376)
Preferred units redemption charge	—	—	(4,970)
Net loss attributable to controlling interest	(307,707)	(10,425)	(557,893)

Distributions to redeemable noncontrolling interests attributable to common stockholders	—	—	(36)
Net loss attributable to common shareholders	$(307,707)	$(10,425)	$(557,929)

Basis and diluted earnings per common share:
Net loss per share from continuing operations	$(1.52)	$(1.26)	$(13.17)
Net (loss) income per share from discontinued operations	(6.85)	0.96	(2.33)
Net loss per share attributable to common shareholders, basic and diluted	$(8.37)	$(0.30)	$(15.50)
Weighted-average number of common shares outstanding, basic and diluted	36,798,234	36,375,053	35,988,231
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Net loss	$(332,633)	$(11,363)	$(605,102)
Other comprehensive loss:
Equity in other comprehensive loss of unconsolidated joint venture	—	—	(1,880)
Change in fair value of swap agreements	(18,292)	(10,840)	(14,335)
Total comprehensive loss	(350,925)	(22,203)	(621,317)
Distributions to redeemable preferred shareholders	—	—	(2,376)
Preferred units redemption charge	—	—	(4,970)
Distributions to redeemable noncontrolling interests attributable to common shareholders	—	—	(36)
Comprehensive loss attributable to noncontrolling interests	26,306	1,835	55,951
Comprehensive loss attributable to common shareholders	$(324,619)	$(20,368)	$(572,748)

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2022	35,999,898	$36	$2,948,600	$(1,036,678)	$(269,926)	$40,636	$1,682,668	$174,655	$1,857,323
Share-based compensation	172,603	—	12,040	—	—	—	12,040	—	12,040
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(114,420)	—	(2,625)	—	—	—	(2,625)	—	(2,625)
Dividends declared to common shareholders	—	—	—	(39,322)	—	—	(39,322)	—	(39,322)
Share class conversion	(69,988)	—	—	—	—	—	—	—	—
Repurchase of common shares	(896)	—	(60)	—	—	—	(60)	—	(60)
Reclass of noncontrolling interest subject to redemption	—	—	—	—	—	—	—	10	10
Exchange of noncontrolling interests	316,948	—	27,169	—	—	—	27,169	(27,169)	—
Reclass of redeemable noncontrolling interest	—	—	—	—	—	—	—	3,801	3,801
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,989)	(2,989)
Distributions to noncontrolling interests subject to redemption	—	—	—	—	—	—	—	(728)	(728)
Offering costs	—	—	(9)	—	—	—	(9)	—	(9)
Offering costs on preferred units	—	—	4,970	—	—	—	4,970	—	4,970
Net loss	—	—	—	—	(557,928)	—	(557,928)	(54,555)	(612,483)
Other comprehensive loss	—	—	—	—	—	(14,819)	(14,819)	(1,396)	(16,215)
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2023	36,304,145	$36	$2,990,085	$(1,076,000)	$(827,854)	$25,817	$1,112,084	$91,629	$1,203,713
Share-based compensation	313,511	1	7,895	—	—	—	7,896	—	7,896
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(117,976)	—	(1,329)	—	—	—	(1,329)	—	(1,329)
Dividends declared to common shareholders	—	—	—	(33,215)	—	—	(33,215)	—	(33,215)
Exchange of noncontrolling interests	233,647	—	20,153	—	—	—	20,153	(20,153)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(2,840)	(2,840)
Net loss	—	—	—	—	(10,425)	—	(10,425)	(938)	(11,363)
Other comprehensive loss	—	—	—	—	—	(9,943)	(9,943)	(897)	(10,840)
Balance as of December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(in thousands, except share amounts)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
Share-based compensation	368,860	—	6,380	—	—	—	6,380	—	6,380
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(176,928)	—	(2,503)	—	—	—	(2,503)	—	(2,503)
Dividends declared to common shareholders	—	—	—	(24,327)	—	—	(24,327)	—	(24,327)
Exchange of noncontrolling interests	250,908	—	5,273	—	—	—	5,273	(5,316)	(43)
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(1,901)	(1,901)
Net loss	—	—	—	—	(307,707)	—	(307,707)	(24,926)	(332,633)
Other comprehensive loss	—	—	—	—	—	(16,912)	(16,912)	(1,380)	(18,292)
Balance as of December 31, 2025	37,176,167	$37	$3,025,954	$(1,133,542)	$(1,145,986)	$(1,038)	$745,425	$33,278	$778,703
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating Activities:
Net loss	$(332,633)	$(11,363)	$(605,102)
Net loss (income) from discontinued operations	272,610	(38,028)	92,361
Net loss from continuing operations	(60,023)	(49,391)	(512,741)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	36,292	35,539	42,608
Amortization of leasing costs and in-place lease intangible assets	15,884	11,964	18,560
Amortization of above- and (below-) market leases, net	(9,407)	(1,685)	(900)
Amortization of deferred financing costs and debt premium	4,476	4,861	4,029
Amortization of swap interest	126	128	126
Loss (gain) on extinguishment of debt	2,482	(10,466)	—
Deferred rent	(4,511)	(1,708)	(2,989)
Net gain from disposition of assets	(6,407)	(38,368)	(29,164)
Loss from investment in unconsolidated entities	—	—	176,767
(Gain) loss from investments	(114)	(377)	18
Real estate impairment provision	18,195	53,313	283,804
Goodwill impairment provision	—	10,274	16,031
Share-based compensation	6,380	7,896	12,041
Discount amortization - note receivable	(59)	(655)	—
Other income – proration adjustments for dispositions	—	—	(1,587)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	6,313	266	(3,779)
Accrued expenses and other liabilities	(8,888)	(13,912)	9,276
Due to affiliates, net	—	—	(720)
Net cash (used in) provided by operating activities - continuing operations	739	7,679	11,380
Net cash provided by operating activities - discontinued operations	67,982	86,976	77,772
Net cash provided by operating activities	68,721	94,655	89,152

Investing Activities:
Acquisition of properties, net	(95,379)	(493,496)	—
Proceeds from disposition of properties	228,497	281,528	325,160
Payments for construction in progress	(6,908)	(572)	(3,801)
Purchase of investments	—	—	(282)
Proceeds from repayment of note receivable	15,000	—	—
Net cash provided by (used in) investing activities - continuing operations	141,210	(212,540)	321,077
Net cash provided by (used in) investing activities - discontinued operations	692,885	(3,299)	(12,522)
Net cash provided by (used in) investing activities	834,095	(215,839)	308,555
See accompanying notes.

	Year Ended December 31,
	2025	2024	2023
Financing Activities:
Proceeds from borrowings - Credit facility	—	280,000	400,000
Proceeds from borrowings - Term loan	—	175,000	—
Proceeds from borrowings - Mortgage debt	—	110,326	—
Principal pay down of indebtedness - Credit facility	(465,000)	(215,000)	—
Principal payoff of indebtedness - Term loan	(250,000)	(190,000)	(400,000)
Principal payoff of secured indebtedness - Mortgage debt	(159,390)	(225,228)	(41,283)
Principal amortization payments on secured indebtedness	—	(5,655)	(6,973)
Payment for debt extinguishment	(3,362)	—	—
Deferred financing costs	—	(17,286)	(3,530)
Offering costs	(37)	(143)	(796)
Redemption of preferred units	—	—	(125,000)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,204)	(1,329)	(2,625)
Repurchase of common shares	—	—	(4,443)
Repurchase of noncontrolling interest	(42)	—	—
Distributions to noncontrolling interests	(2,300)	(2,892)	(3,974)
Dividends to common shareholders	(28,903)	(33,077)	(40,807)
Distributions paid to preferred units subject to redemption	—	—	(4,891)
Financing lease payment	(348)	(332)	(319)
Net cash used in financing activities	(910,586)	(125,616)	(234,641)
Net (decrease) increase in cash, cash equivalents and restricted cash	(7,770)	(246,800)	163,066
Cash, cash equivalents and restricted cash at the beginning of the period	154,210	401,010	237,944
Cash, cash equivalents and restricted cash at the end of the period	$146,440	$154,210	$401,010

Supplemental disclosure of cash flow information:
Cash paid for interest	$63,087	$58,898	$58,154

Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$3,755	$8,331	$8,193
Distributions payable to noncontrolling interests	$722	$672	$724
Operating lease right-of-use assets obtained in exchange for lease liabilities	$1,162	$—	$—
Exchange of noncontrolling interest to common stock	$5,273	$20,153	$27,169
Accrued for construction in progress	$810	$—	$1,183
Accrued tenant obligations and other	$5,812	$7,802	$551
Decrease in fair value swap agreement	$(18,292)	$(10,840)	$(14,335)
Note receivable, net	$60	$(14,286)	$—
Note payable in unconsolidated joint venture	$—	$4,696	$1,960
Contribution in unconsolidated joint venture	$—	$(4,696)	$(1,960)
Capitalized transaction costs accrued	$280	$654	$—
Accrued payments for debt extinguishment	$1,062	$—	$—
Accrued repurchase of common shares to satisfy employee tax withholding requirements	$1,297	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (NYSE: PKST) is an industrial real estate investment trust (“REIT”), with a strategic focus on growth in the industrial outdoor storage (“IOS”) sector. The Company’s fiscal year-end is December 31.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of December 31, 2025, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of December 31, 2025, our portfolio consisted of 76 industrial properties within one reportable segment (the “Industrial” segment). The portfolio included 60 IOS properties and 16 Traditional Industrial properties. IOS properties have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement and storage of materials and equipment. “Traditional Industrial” properties include distribution, warehouse, and light manufacturing facilities. Of the 76 properties in our portfolio, 72 were operating properties and four were designated for redevelopment or repositioning.
During 2025, the Company completed its strategic transformation to an industrial-only REIT through the disposition of all properties in its Office segment. As a result, the Office segment was eliminated as of December 31, 2025. As of September 30, 2025, the Company’s plan to dispose of its Office segment properties represented a strategic shift in its business that met the criteria for classification as discontinued operations. Accordingly, as of September 30, 2025, 27 Office segment properties were classified as discontinued operations (the “Office Discontinued Operations Properties”). The Company presented the results of the Office segment through the year ended December 31, 2025, with results attributable to the Office Discontinued Operations Properties presented separately as discontinued operations for all periods presented.
2.     Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. The consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company's financial position, results of operations and cash flows for each of the three years in the period ended December 31, 2025, 2024 and 2023.
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
The Company has determined that the Operating Partnership is a VIE because the holders of limited partnership interests do not have substantive kick-out rights or participation rights. Furthermore, the Company is the primary beneficiary of the Operating Partnership because the Company has the obligation to absorb losses and the right to receive benefits from the

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2025 and 2024, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.
Segment Information
Industrial Segment
As of December 31, 2025, the Company has one reportable Industrial segment, which includes 76 industrial properties comprised of 60 IOS properties and 16 Traditional Industrial properties. Of the 76 properties in the Company’s portfolio, 72 were operating properties, and four were designated for redevelopment or repositioning.
Office Segment Disposal
As of December 31, 2025, the Company completed the disposition of all Office segment properties, including the Office Discontinued Operations Properties. Therefore, as of December 31, 2025, the Office segment was eliminated. The Company presented the results of the Office segment through the year ended December 31, 2025, reflecting the Company’s ownership of the Office segment properties during that period. The results of the Office Discontinued Operations Properties have been separately reported within "Net income from discontinued operations" for the years ended December 31, 2025, 2024 and 2023 on the consolidated statement of operations.
Other Segment Disposal
Prior to December 31, 2024, the Company presented a third reportable segment, the “Other” segment, which consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. On December 31, 2024, the Company sold the final property in its Other segment, and as a result, the Other segment was eliminated. The Company presented the results of the Other segment through the year ended December 31, 2024.
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
As described in Note 1, Organization, the Company’s disposal of its Office segment properties represented a strategic shift in the Company’s business that met the criteria for classification as discontinued operations.
Accordingly, during the third quarter of 2025, the Company began to separately present the results of the Office Discontinued Operations Properties in its consolidated financial statements and notes for all periods presented, and reclassified prior-period amounts to conform to this presentation. All previously disposed Office segment properties not included within Office Discontinued Operations Properties are included within continuing operations for all periods presented.
As discussed in Note 3, Real Estate, the Company completed the sale of all remaining 27 Office Discontinued Operations Properties as of December 31, 2025, through individual property sales or, in certain cases, sales of combined properties. All such dispositions were part of a single plan that was established to exit the Office segment.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
As of December 31, 2025, there are no assets or liabilities to present for Office Discontinued Operations due to the sales of all Office Discontinued Operations Properties during the year.
The following table summarizes the major components of assets and liabilities related to the Office Discontinued Operations Properties as of December 31, 2024:

Office Discontinued Operations Properties
ASSETS	December 31, 2024
Land	$108,515
Building and improvements	943,456
In-place lease intangible assets	239,406
Construction in progress	55
Total real estate	1,291,432
Less: accumulated depreciation	(296,280)
Total real estate, net	995,152
Above-market lease and other intangible assets, net	25,614
Deferred rent receivable	37,413
Deferred leasing costs, net	8,852
Right-of-use lease assets	32,212
Other assets	2,113
Total real estate and other assets held for sale	$1,101,356

LIABILITIES
Below-market lease and other intangible liabilities, net	$7,144
Right-of-use lease liabilities	46,143
Accrued expenses and other liabilities	14,939
Liabilities of real estate assets held for sale	$68,226
The following table summarizes (loss) income from Office Discontinued Operations Properties for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
Revenue:
Rental income	$94,842	$111,716	$110,446
Expenses:
Property operating expense	11,931	12,395	11,590
Property tax expense	6,331	7,745	8,086
Real estate impairment provision(1)	345,493	—	125,708
Depreciation and amortization	30,217	47,479	51,035
Total expenses	393,972	67,619	196,419
Interest expense(2)	(4,665)	(6,072)	(6,252)
Other (expense) income, net	(43)	3	(136)
Loss on extinguishment of debt(3)	(1,243)	—	—
(Loss) income from discontinued operations	(305,081)	38,028	(92,361)
Gain from disposition of assets(1)	32,471	—	—
Net (loss) income from discontinued operations	$(272,610)	$38,028	$(92,361)

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
(1)Refer to Note 3, Real Estate for further details.
(2)Interest expense was directly related to the portion of the Company’s BOA II Loan that was secured by two Office Discontinued Operations Properties as described in Note 5, Debt.
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
Restricted Cash
Restricted cash is presented on the consolidated balance sheet and consists primarily of reserves that the Company funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of December 31,
	2025	2024
Cash reserves	$4,909	$4,092
Restricted lockbox	2,858	3,604
Total	$7,767	$7,696
Acquisitions of Real Estate
During the year ended December 31, 2025, we acquired nine IOS properties which were accounted for as asset acquisitions. For asset acquisitions, the Company allocates the acquisition cost, which assigns both cash and non-cash consideration paid to the seller and associated acquisition transaction costs, to the individual assets acquired and liabilities assumed (including tangible assets and intangible assets and liabilities), according to their respective relative fair values.
Tangible Assets Acquired
The tangible assets consist of land, buildings, and site improvements. Land is typically valued utilizing the sales comparison (or market) approach. Buildings are valued, as if vacant, using the cost and/or income approach. Site improvements are valued using the cost approach.
Under the cost approach, the fair value of real estate is based on estimated costs to construct a vacant building or site improvement, as applicable, with similar characteristics.
Under the income approach, we use the discounted cash flow method, which includes Level 3 unobservable inputs. For the discounted cash flow method, the fair value of real estate is determined (i) by applying a discounted cash flow analysis to the estimated net operating income for each property in the portfolio during the remaining anticipated lease term and over any additional hypothetical lease terms assumed and (ii) by the estimated residual value, which is based on a hypothetical sale of the property upon expiration of a lease factoring in the re-tenanting of such property at estimated market rental rates, and applying a selected capitalization rate. The respective Level 3 inputs include discount rates, capitalization rates, market rental rates and comparable sales data, including land sales for similar properties. The estimated future cash flows account for various factors, including historical performance, anticipated trends, and prevailing market and economic conditions.
Intangible Assets and Liabilities Acquired
The intangible assets and liabilities include the above- and below-market value of leases and the in-place leases, which include the value of tenant relationships. In assessing the fair value of intangible lease assets or liabilities, the Company, similarly, considers Level 3 inputs. Acquired above- and below-market leases are valued based on the present value of the difference between prevailing market rental rates and the in-place rental rates measured over a period equal to the remaining term of the lease for above-market leases and the initial term plus the term of any below-market fixed rate renewal options for

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
below-market leases determined to be reasonably certain of exercise, if applicable. The estimated fair value of acquired in-place at-market tenant leases is estimated based on the costs that would have been incurred to lease the property to the occupancy level at the acquisition date. This includes leasing commissions, legal and other costs, along with the estimated time necessary to lease the property to its occupancy level at the time of acquisition.
If a lease is terminated, we charge the unamortized portion of above- and below-market lease values to rental income and in-place lease values to amortization expense. If a lease is amended, we will determine whether the economics of the amended lease continue to support the existence of the above- or below-market lease intangibles. If circumstances indicate that the assumed exercise of renewal options has changed, we will reassess the expected lease term and adjust the remaining amortization period prospectively, accelerating or extending the recognition of the related intangibles as appropriate.
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

Buildings	25-40 years
Building Improvements	5-20 years
Land Improvements	15-25 years
Tenant Improvements	Shorter of (i) estimated useful life and (ii) remaining contractual lease term
Above- and Below-market Lease Value and the In-place Leases	Remaining contractual lease term with consideration as to below-market extension options for below-market leases
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
In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsections of ASC 360, the Company assesses the carrying values of our real estate assets whenever events or changes in circumstances indicate that the carrying amounts of these assets may not be fully recoverable. Refer to Note 3. Real Estate, for further details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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
Revenue Recognition
We lease industrial properties to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses.
Total minimum annual lease payments are recognized in rental income on a straight-line basis over the term of the related lease, regardless of when payments are contractually due, when collectability is probable. Rental revenue recognition commences when the tenant takes possession or controls the physical use of the leased space.
Our lease agreements with tenants generally contain provisions that require tenants to reimburse us for certain operating expenses. Estimated reimbursements from tenants for these property expenses, which include real estate taxes, insurance, common area maintenance and other recoverable operating expenses, are recognized as revenues in the period that the expenses are incurred. As the timing and pattern of revenue recognition for base rent and tenant reimbursements is the same, and as the lease component would be classified as an operating lease if it were accounted for separately, base rents and tenant reimbursements are treated as a combined lease component and presented as a single line item “Rental income” in our consolidated statements of operations.
We record revenues and expenses on a gross basis for lessor costs (which include real estate taxes) when these costs are reimbursed to us by our tenants. Conversely, we record revenues and expenses on a net basis for lessor costs when they are paid by our tenants directly to the applicable providers (e.g. taxing authorities) on our behalf.
Lease termination fees, which are included in rental income, are recognized when the related leases are terminated and we have no continuing obligation to provide services to such former tenants. If the lessee continues to occupy the leased space for a period of time after the lease termination is agreed upon, the termination fee is accounted for as a lease modification based on the modified lease term.
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
Leases as Lessee
As of December 31, 2025, the Company is the lessee under two office leases classified as operating leases. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments under the lease. The Company makes significant assumptions and judgments when determining the discount rate for the lease to calculate the present value of the lease payments. As the rate implicit in the lease is not readily determinable, the Company estimates the incremental borrowing rate (“IBR”) that it would need to pay to borrow, on a collateralized basis, an amount equal to the lease payments in a similar economic environment, over a similar lease term. The Company utilizes a market-based approach to estimate the IBR for each individual lease. The base IBR is estimated utilizing observable mortgage rates, which are then adjusted to account for considerations related to the Company’s credit rating and the lease term to select an incremental borrowing rate for each lease. The lease liabilities and ROU assets are amortized on a straight-line basis over the lease term.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of December 31, 2025, the Company believes it has satisfied the REIT requirements.
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

	Year Ended December 31,
	2025	2024	2023
Unvested Restricted Shares (1)	329,571	240,330	142,385

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
(1)Unvested Restricted Shares that contain non-forfeitable rights to dividends are participating securities and are included in the computation of earnings per share pursuant to either the two-class method or treasury stock method, as applicable.
Reclassifications
Certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, solely related to classification of the Office Discontinued Operations Properties.
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
3.    Real Estate
Investment in Real Estate
The following table summarizes the Company’s gross investment in real estate (excluding the Office Discontinued Operations Properties) as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Land	$381,824	$341,702
Building and improvements	810,112	1,009,286
In-place lease intangible assets	109,852	141,193
Construction in progress	4,233	962
Total real estate	$1,306,021	$1,493,143
Depreciation expense for buildings and improvements for the years ended December 31, 2025, 2024 and 2023 was $36.3 million, $35.5 million, and $42.6 million respectively. Amortization expense for in-place lease intangible assets for the years ended December 31, 2025, 2024 and 2023 was $15.4 million, $11.0 million, and $17.3 million respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Acquisitions
2025 Acquisitions
During the year ended December 31, 2025, the Company acquired nine IOS properties, which were deemed to be real estate acquisitions. The following is a summary of the acquisitions during the year ended December 31, 2025:

Property Location	Date of Acquisition	Number of Properties	Usable Acres	Total Purchase Price (in thousands) (1)
Acquired Properties
Port Charlotte, Florida	July 28, 2025	1	9	$10,590
Smyrna, Georgia	August 4, 2025	1	27	41,116
Fort Pierce, Florida	September 30, 2025	1	3	5,400
Tampa, Florida	December 12, 2025	1	5	8,320
Tampa, Florida	December 12, 2025	1	4	6,576
Stone Mountain, Georgia	December 12, 2025	1	2	4,319
Calhoun, Georgia	December 12, 2025	1	5	4,062
Chattanooga, Tennessee	December 12, 2025	1	7	8,151
Plano, Texas	December 23, 2025	1	4	7,676
Total Acquired Properties		9	66	$96,210
(1)The total purchase price is comprised of the following items in aggregate for all acquisitions: i) the contractual purchase price of $96.2 million, ii) capitalized acquisition related costs of $1.5 million, offset by iii) certain credits and other closing adjustments of $1.5 million.
2024 Acquisitions
On November 4, 2024, the Company acquired a portfolio of 51 industrial outdoor storage properties (the “IOS Portfolio”) located throughout the United States, which was deemed a real estate acquisition. The IOS Portfolio comprised of i) 45 operating properties across 358 usable acres and ii) six properties designated for redevelopment or repositioning across 82 usable acres. The total purchase price of the IOS Portfolio was $500.6 million, which was comprised of a contractual purchase price of $490.0 million and capitalized acquisition related costs of $10.6 million.
Summary of Purchase Price Allocations
The aggregate purchase price allocation for all properties acquired during the years ended December 31, 2025 and 2024 is as follows:

	December 31,
	2025	2024
Assets acquired:
Land	$60,000	$252,245
Building and improvements	30,566	252,046
In-place lease intangible assets	9,982	35,567
Total real estate	100,548	539,858
Above-market lease intangible assets, net	184	1,101
Total assets acquired	100,732	540,959
Liabilities acquired:
Below-market lease intangible liabilities, net	(4,522)	(35,009)
Accrued expenses and other liabilities	—	(5,400)
Assets and liabilities acquired, net	$96,210	$500,550

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Dispositions of Real Estate
The following tables summarize the Company’s total dispositions during the years ended December 31, 2025 and 2024:
2025 Dispositions

2025 Dispositions (Continuing operations)	Office Segment Dispositions	Industrial Segment Dispositions	Total Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended March 31, 2025	2	—	2	251,200	$34,031	$(479)
Three Months Ended June 30, 2025	4	—	4	655,500	127,800	245
Three Months Ended September 30, 2025	—	3	3	761,500	71,584	6,641
Total for the year ended December 31, 2025	6	3	9	1,668,200	$233,415	$6,407

2025 Dispositions (Office Discontinued Operations Properties)	Office Segment Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended June 30, 2025	3	181,000	$30,600	$(1,311)
Three Months Ended September 30, 2025	8	1,224,800	247,450	24,767
Three Months Ended December 31, 2025	16	3,048,200	443,865	9,015
Total for the year ended December 31, 2025	27	4,454,000	$721,915	$32,471
2024 Dispositions

2024 Dispositions	Office Segment Dispositions	Other Segment Dispositions	Total Dispositions	Square Feet	Gross Sales Price	Gain (Loss)
Three Months Ended March 31, 2024	1	3	4	1,233,100	$79,525	$9,177
Three Months Ended June 30, 2024	—	1	1	56,600	8,650	(57)
Three Months Ended September 30, 2024	1	3	4	338,446	39,800	16,125
Three Months Ended December 31, 2024	—	10	10	1,878,300	189,450	13,123
Total for the year ended December 31, 2024	2	17	19	3,506,446	$317,425	$38,368
Real Estate Held for Sale
As of December 31, 2025 and 2024, no properties met the criteria for classification as held for sale.
Real Estate Impairments
During the year ended December 31, 2025, the Company recorded real estate impairments from: i) continuing operations of $18.2 million related to four Office segment properties and one Industrial segment property and ii) discontinued operations of $345.5 million related to 19 Office Discontinued Operations Properties.
These impairments resulted from changes during the year related to shortened anticipated hold periods and estimated selling prices. In determining the fair value of the properties, the Company considered Level 2 and Level 3 inputs. See Note 8, Fair Value Measurements, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value related to in-place leases, above- and below-market lease intangibles, and other intangibles, net of amortization (excluding the Office Discontinued Operations Properties) as of December 31, 2025 and 2024:

	December 31,
	2025	2024
In-place lease intangible assets	$109,852	$141,193
In-place lease intangible assets - accumulated amortization	(54,592)	(58,847)
In-place lease intangible assets, net (1)	$55,260	$82,346

Above-market lease intangible assets	$4,384	$5,845
Above-market lease intangible assets - accumulated amortization	(3,127)	(3,444)
Above-market lease intangible assets, net	1,257	2,401

Below-market lease intangible liabilities	$(48,878)	$(46,533)
Below-market lease intangible liabilities - accumulated amortization	14,617	6,701
Below-market lease intangible liabilities, net (1)	$(34,261)	$(39,832)
(1)The weighted average remaining amortization period of the Company’s in-place leases, above- and below-market lease intangibles was 6.7 years and 8.6 years as of December 31, 2025 and 2024, respectively.
The amortization of the intangible assets (excluding Office Discontinued Operations Properties) for the respective periods is as follows:

	Amortization (income) expense for the Year Ended December 31,
	2025	2024	2023
In-place lease intangible assets	$15,374	$11,032	$17,334
Above and below market leases, net	$(9,407)	$(1,685)	$(900)
The following table sets forth the estimated annual amortization (income) expense for in-place lease intangible assets and above- and below-market lease intangibles, net of amortization as of December 31, 2025 for the next five years:

Year	In-place lease intangible assets	Above- and (below)-market lease intangible liabilities, net
2026	$16,746	$(9,392)
2027	$10,646	$(6,800)
2028	$7,582	$(3,405)
2029	$5,781	$(2,737)
2030	$4,796	$(2,084)
4.    Investments in Unconsolidated Entities
As of August 28, 2024, the Company no longer had an investment in any unconsolidated entities. The Company, through its subsidiary GRT VAO OP, LLC (“GRT VAO Sub”), previously invested a combined $184.2 million for an approximately 49% interest in a joint venture (“Galaxy REIT, LLC” or the “Office Joint Venture”), through which it owned indirectly an approximate 49% interest in a 46-property office portfolio (the “JV Office Portfolio”). Following the Company’s impairment of its entire investment in the Office Joint Venture as of September 30, 2023, the Company no longer recorded any equity income or losses related to the Office Joint Venture. On August 28, 2024, the Company transferred all of its ownership interest in the Office Joint Venture to the other members of the Office Joint Venture.
Pursuant to Rule 3-09 of Regulation S-X, the Company has included, as Exhibit 99.1 within Item 15. Exhibits, Financial Statement Schedules, the Office Joint Venture’s combined financial statements i) as of August 27, 2024 and for the period from

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
January 1, 2024 through August 27, 2024, the date through which financial information was available prior to the Company transferring all of its ownership interest in the Office Joint Venture, and ii) as of December 31, 2023 and 2022, for the year ended December 31, 2023, and for the period from August 26, 2022 (Commencement of Operations) through December 31, 2022. Such financial statements were previously filed as Exhibit 99.1 to the Company’s amendment to its Annual Report on Form 10-K filed on March 27, 2025.
The table below presents the condensed balance sheet for the unconsolidated Office Joint Venture during the Company’s ownership for the following comparative periods:

December 31, 2024 (1)
Assets
Real estate properties, net	$1,060,234
Other assets	244,075
Total Assets	$1,304,309

Liabilities
Mortgages payable, net	$1,066,023
Other liabilities	81,635
Total Liabilities	$1,147,658
(1)Due to the reporting of the Office Joint Venture on a one-quarter lag, amounts are as August 27, 2024, the date through which information was available prior to the Company transferring all of its ownership interest in the Office Joint Venture on August 28, 2024.
The table below presents condensed statements of operations for the unconsolidated Office Joint Venture during the Company’s ownership for the following comparative periods:

	Year Ended December 31,
	2024 (1)	2023 (2)
Total revenues	$157,434	$195,193
Expenses:
Operating expenses	(63,771)	(67,438)
General and administrative	(6,137)	(7,210)
Depreciation and amortization	(69,238)	(68,829)
Interest expense	(104,859)	(190,350)
Other income, net	2,726	7,519
Total Expenses	(241,279)	(326,308)
Net Loss	$(83,845)	$(131,115)
(1)Due to the reporting of the Office Joint Venture on a one-quarter lag, amounts represent the period from October 1, 2023 to August 27, 2024, the date through which information was available prior to the Company transferring all of its ownership interest in the Office Joint Venture on August 28, 2024.
(2)Due to the reporting of the Office Joint Venture on a one-quarter lag, amounts represent the period from October 1, 2022 to September 30, 2023.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
5.      Debt
As of December 31, 2025 and 2024, the Company’s consolidated debt consisted of the following (dollars in thousands):

	Carrying Value
	December 31,
	2025	2024	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan(3)	$90,610	$250,000	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	200,936	360,326		5.08%
Unsecured Debt(7)
Revolving Loan(8)	—	465,000	SOF Rate + 1.80%	5.56% (8)	July 2028 (8)
2026 Term Loan(9)	—	150,000	—%	—%	— (9)
2028 Term Loan I(10)	110,000	210,000	SOF Rate + 1.75%	5.51%	July 2028 (10)
2028 Term Loan II (11)	175,000	175,000	SOF Rate + 1.75%	5.51%	October 2028 (11)
Total Unsecured Debt	285,000	1,000,000		5.51%
Total Debt	485,936	1,360,326		5.33%
Unamortized Deferred Financing Costs, Premiums, and Discounts, net	(11,930)	(15,707)
Total Debt, net	$474,006	$1,344,619
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's floating to fixed interest rate swaps maturing on July 1, 2029 and have the effect of converting the applicable Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.58%. The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 5.56%.
(2)Reflects the loan maturity dates as of December 31, 2025.
(3)The BOA II Loan has a fixed rate of interest and was originally secured by four properties. In August 2025 and December 2025, the Company paid down, in the aggregate, $159.4 million of the outstanding principal balance of its BOA II Loan using proceeds from the disposition of two Office Discontinued Operations Properties located in Birmingham, Alabama and Las Vegas, Nevada. In connection with the paydowns, the Company recognized and recorded $1.2 million within “Loss from discontinued operations” in the accompanying consolidated statement of operations. As of December 31, 2025, the BOA II Loan is secured by two Industrial segment properties located in Chicago, Illinois and Columbus, Ohio.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable SOFR. As of December 31, 2025, the applicable rates were 3.66% (SOFR, as calculated per the credit facility), plus spreads of 1.80% (Revolving Loan), 1.75% (2028 Term Loan I) and 1.75% (2028 Term Loan II) and a 0.1% index.
(8)The Revolving Loan was paid down to zero in December 2025.
(9)The 2026 Term Loan was paid off in full in December 2025.
(10)The Company repaid $100.0 million of the 2028 Term Loan I in December 2025 and as a result the Company recognized and recorded $0.2 million within “Loss on extinguishment of debt” in the accompanying consolidated statement of operations.
(11)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Second Amended and Restated Credit Agreement
As of December 31, 2025, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 as amended by the following documents (collectively, the “Second Amended and Restated Credit Agreement”): First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Amendment”), Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of July 25, 2024 (the “Eighth Amendment”) and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of October 31, 2024 (the “Ninth Amendment”) and Tenth Amendment to the Second Amended and Restated Credit Agreement dated as of December 19, 2025 (the “Tenth Amendment”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $832.0 million credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has no amounts currently drawn (the “Revolving Loan”), (ii) a $110.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”) and (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II” and together with the Revolving Loan and the 2028 Term Loan I, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $468.0 million in the aggregate. As of December 31, 2025, the available undrawn capacity under the Revolving Credit Facility, was $240.7 million.
Debt Covenant Compliance
Pursuant to the terms of the Company's mortgage loans and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. Pursuant to the Tenth Amendment to the Second Amended and Restated Credit Agreement, certain terms related to debt covenants in the Second Amended and Restated Credit Agreement were modified. The Company was in compliance with all of its debt covenants as of December 31, 2025.
The following summarizes the future scheduled principal repayments of all loans as of December 31, 2025 per the loan terms discussed above:

As of December 31, 2025
2028	$375,610
2029	60,722
Thereafter	49,604
Total principal	485,936
Unamortized debt premium/(discount)	496
Unamortized deferred loan costs	(12,426)
Total	$474,006

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
Derivative Instruments
As of December 31, 2025 and 2024, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which consists of the KeyBank Loans as of both periods). The Interest Rate Swaps are

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at December 31, 2025 and 2024:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Assets

Current Interest Rate Swaps(2)
Interest Rate Swap(3)	7/1/2025	7/1/2029	3.57%	$—	$1,346	$—	$100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.57%	(696)	1,341	85,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.60%	(901)	1,255	100,000	100,000
Interest Rate Swap	7/1/2025	7/1/2029	3.58%	(847)	1,310	100,000	100,000
Interest Rate Swap(3)	7/1/2025	7/1/2029	3.57%	—	1,338	—	100,000
Interest Rate Swap(3)	7/1/2025	7/1/2029	3.62%	—	585	—	50,000
Total				$(2,444)	$7,175	$285,000	$550,000

Previous Interest Rate Swaps
Interest Rate Swap	3/10/2020	7/1/2025	0.83%	$—	$2,605	$—	$150,000
Interest Rate Swap	3/10/2020	7/1/2025	0.84%	—	1,732	—	100,000
Interest Rate Swap	3/10/2020	7/1/2025	0.86%	—	1,291	—	75,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	—	938	—	125,000
Interest Rate Swap	7/1/2020	7/1/2025	2.82%	—	748	—	100,000
Interest Rate Swap	7/1/2020	7/1/2025	2.83%	—	747	—	100,000
Interest Rate Swap(3)	7/1/2020	7/1/2025	2.84%	—	738	—	100,000
Total				$—	$8,799	$—	$750,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of December 31, 2025 and 2024, derivatives in an asset or liability position are included in the line item “Interest rate swap asset” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
(2)In connection with the Eighth Amendment, the Operating Partnership entered into certain interest rate swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps. These swaps become effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%.
(3)In December 2025, the Company terminated three interest rate swap agreements with an aggregate notional amount of $250.0 million and partially terminated an additional interest rate swap agreement for $15.0 million of notional amounts. The interest rate swaps were designated as and qualified as cash flow hedges and were terminated in connection with the repayment of the Company’s unsecured debt. Upon termination, approximately $2.2 million of losses previously recorded in AOCI were reclassified into earnings and recognized within “Loss on extinguishment of debt” in the accompanying consolidated statement of operations. In connection with the terminations, the Company entered into the Tenth Amendment which removed the Second Amended and Restated Credit Agreement’s requirement to maintain a minimum amount of interest rate swaps.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of gain (loss) recognized in AOCI on derivatives	$9,673	$(14,305)	$(9,295)
Amount reclassified from AOCI into earnings	$8,619	$25,146	$23,630
Total “Interest expense” reported on the consolidated statements of operations	$56,565	$55,978	$59,371
During the twelve months subsequent to December 31, 2025, the Company estimates that an additional $0.6 million of its income will be recognized from AOCI into earnings.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The Company was not required to post collateral related to these agreements.
7.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities (excluding Office Discontinued Operations Properties) consisted of the following as of December 31, 2025 and 2024:

	December 31,
	2025	2024
Other liabilities	$29,051	$27,343
Interest payable	9,068	15,400
Deferred compensation	10,875	10,201
Prepaid tenant rent	2,978	3,495
Real estate taxes payable	2,388	2,305
Property operating expense payable	2,043	1,572
Accrued tenant improvements	833	1,416
Due to related parties	212	580
Accrued construction in progress	810	—
Total	$58,258	$62,312

8.    Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the years ended December 31, 2025 and 2024.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of December 31, 2025 and 2024:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2025
Mutual Funds Asset	$10,941	$10,941	$—	$—
Interest Rate Swap Liability	$(2,444)	$—	$(2,444)	$—

December 31, 2024
Mutual Funds Asset	$11,971	$11,971	$—	$—
Interest Rate Swap Asset	$15,974	$—	$15,974	$—

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Nonrecurring Measurement - Real Estate Impairment
During the year ended December 31, 2025, the Company recorded real estate impairments from: i) continuing operations of $18.2 million related to four Office segment properties and one Industrial segment property and ii) discontinued operations of $345.5 million related to 19 Office Discontinued Operations Properties.
The following table summarizes the fair value assumptions for the real estate impairments for the year ended December 31, 2025:

	December 31, 2025
	Continuing Operations		Discontinued Operations
Range of Inputs	Office Segment	Industrial Segment	Office Discontinued Operations Properties (1)
Estimated Selling Prices (Level 2 Inputs)
Number of Properties	4	1	15
Estimated selling price per square foot (2)	$44 - $234	$150	$74 - $209

Discounted Cash Flows (Level 3 Inputs)
Number of Properties	—	—	10
Market rent per square foot	N/A	N/A	$15 - $41
Terminal capitalization rates	N/A	N/A	8.25% - 10.50%
Discount rates	N/A	N/A	10.00% - 12.50%
(1)Includes six Office Discontinued Operations Properties that are presented in both Level 2 and Level 3 inputs. These properties were impaired based on i) discounted cash flows as of June 30, 2025 and ii) further impaired based on estimated selling prices less closing costs (in accordance with held for sale guidance) as of September 30, 2025.
(2)Estimated selling prices per square foot were determined based on quoted market values or comparable property sales.
Nonrecurring Measurement - Goodwill Impairment
As of October 1, 2025, the Company performed its annual impairment evaluation of goodwill. There was no impairment of goodwill recorded for the year ended December 31, 2025.
As of December 31, 2025, the Company’s remaining goodwill balance was $68.4 million, all of which relates to the Industrial segment. Refer to Note 14, Segment Reporting, for allocation of goodwill presented for each segment.
Financial Instruments at Fair Value
Financial instruments as of December 31, 2025 and December 31, 2024 consisted of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 5, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of December 31, 2025 and December 31, 2024.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)

	December 31, 2025		December 31, 2024
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$87,474	$90,610	$226,870	$250,000
Florida Mortgage Loan	47,910	49,604	47,057	49,604
Georgia Mortgage Loan	37,318	37,722	36,381	37,722
Illinois Mortgage Loan	23,390	23,000	22,810	23,000
Total Secured Debt	$196,092	$200,936	$333,118	$360,326
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of December 31, 2025 and December 31, 2024. See Note 5, Debt, for details.
9.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of December 31, 2025, there were 37,176,167 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of December 31, 2025, the Company has not sold any shares under the ATM.
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
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 4,063,478 shares. As of December 31, 2025, 2,418,002 common shares remained for issuance pursuant to awards granted under the Plan.
As of December 31, 2025 and December 31, 2024, there was $5.7 million and $6.3 million respectively, of unrecognized compensation expense remaining, which vests between approximately i) 1 month and 2.0 years and ii) 2 months and 2.1 years, respectively.
Total compensation expense related to Restricted Shares for the years ended December 31, 2025 and 2024 was approximately $6.4 million and $7.9 million, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Shares of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2023	159,553
Granted	541,700	$11.63
Forfeited	(10,649)	$26.65
Vested	(298,038)	$28.09
Balance at December 31, 2024	392,566
Granted	541,585	$12.18
Forfeited	(59,415)	$15.55
Vested (1)	(387,693)	$17.42
Balance at December 31, 2025	487,043
(1)    Total shares vested include 176,928 common shares that were withheld (i.e., forfeited) by employees during the year ended December 31, 2025 to satisfy minimum statutory tax withholding requirements associated with the vesting of Restricted Shares.
Subsequent to December 31, 2025, in January 2026, the Company granted 443,484 shares under the Plan as part of its annual long-term incentive program, with a grant date fair value of approximately $6.3 million. As of January 31, 2026, total unvested awards were 930,527 shares.
10.    Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of December 31, 2025, the limited partners of the Operating Partnership owned approximately 2.73 million OP Units consisting of approximately (i) 2.71 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined in below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of December 31, 2025, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 6.8% of total shares outstanding and 7.4% of weighted-average shares outstanding.
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
The following summarizes the activity for noncontrolling interests recorded as equity for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Beginning balance	$66,801	$91,629
Exchange of noncontrolling interest	(5,316)	(20,153)
Distributions to noncontrolling interests	(1,901)	(2,840)
Allocated net income (loss)	(24,926)	(938)
Allocated other comprehensive income (loss)	(1,380)	(897)
Ending balance	$33,278	$66,801

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
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
On December 15, 2023, GC LLC settled the first of such installments by electing to redeem 209,954 OP Units, and we satisfied such redemption request with our common shares. On December 23, 2024, GC LLC settled the second installment by electing to redeem 213,043 OP Units, and we satisfied such redemption request with our common shares. On December 15, 2025, GC LLC settled the third installment by electing to redeem 212,613 OP Units, and we satisfied such redemption request with our common shares.
If GC LLC elects to redeem additional OP Units for further installments, the Company intends to satisfy such redemption request with our common shares. Any future redemption of OP Units in exchange for common shares would have no economically dilutive effect on our common shareholders.
11.     Related Party Transactions
Summarized below are the related party transaction expenses and payables for the following periods (which are presented in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet):

	Incurred for the Year Ended			Payable as of
	December 31,			December 31,
	2025	2024	2023	2025	2024
Expensed
Costs advanced by related party	$—	$—	$176	$—	$—
Office rent and related expenses	570	617	1,153	—	55
Other
Distributions	1,306	2,246	2,954	234	525
Total	$1,876	$2,863	$4,283	$234	$580
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
GCC. GCC is the sublessor under the El Segundo Sublease. GCC is controlled by, and GCPI is affiliated with the Company’s former Executive Chairman, who beneficially owns more than 5% of our common shares.
As of December 31, 2025, the right-of-use lease asset and liability related to the El Segundo Sublease was approximately $0.2 million, which is included in Right-of-use lease assets and Right-of-use lease liabilities on the Company’s consolidated balance sheet.
As of December 31, 2025, the El Segundo Sublease has an expiration date of June 30, 2026 and a monthly base rent of $0.04 million.
As of December 31, 2025, the Company entered into a 10-year lease for its future corporate headquarters in El Segundo, CA. The new lease is with an unrelated party and is expected to commence in 2026, at which time right-of-use assets and lease liabilities will be recognized.
12.    Leases
Lessor
The Company, as Lessor, leases industrial properties to tenants primarily under non-cancelable operating leases that generally contain provisions for minimum base rents plus reimbursement for certain operating expenses including, without limitation, real estate taxes, insurance, common area maintenance (“Recoverable Operating Expenses”).
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
For its continuing operations properties, the Company recognized $92.7 million, $100.1 million and $121.4 million of lease income related to operating lease payments for the years ended December 31, 2025, 2024 and 2023 respectively.
For its Office Discontinued Operations Properties, the Company recognized $84.0 million, $99.8 million, and $98.1 million of lease income related to operating lease payments for the years ended December 31, 2025, 2024 and 2023 respectively. These amounts are included within income from discontinued operations within the consolidated statements of operations.
The Company's current third-party tenant leases have expirations ranging from 2026 to 2038. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of December 31, 2025 and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

Expirations	December 31, 2025
2026	$76,015
2027	70,571
2028	62,978
2029	54,484
2030	42,757
Thereafter	74,382
Total	$381,187
Lessee - Corporate Office Leases
As of December 31, 2025, the Operating Partnership or a wholly-owned subsidiary is the tenant (lessee) under the following two corporate office space leases, each of which is classified as a non-cancelable operating lease: (i) the El Segundo

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
Sublease described in Note 11, Related Party Transactions , above, and (ii) a lease for its office space in Chicago, Illinois (“Chicago Office Lease”).
For corporate office leases in which the Company is a lessee, the Company incurred costs of approximately $0.7 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively, which are included in “Corporate operating expenses to related parties” and “General and administrative expenses” as applicable, in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities for the corporate office leases was $0.7 million and $0.5 million for the years ended December 31, 2025 and 2024, respectively.
The following table sets forth the weighted-average for the lease term and the discount rate for the office leases in which the Company is a lessee as of December 31, 2025:

As of December 31, 2025
Lease Term and Discount Rate	Operating - Office Leases
Weighted-average remaining lease term in years	4.6
Weighted-average discount rate (1)	7.68%
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
Lessee - Maturities of Lease Liabilities
The maturities of lease liabilities for the Company’s operating leases as of December 31, 2025 were as follows:

As of December 31, 2025
Operating Leases
2026	$476
2027	238
2028	243
2029	250
2030	256
Thereafter	128
Total undiscounted lease payments	1,591
Less imputed interest	(257)
Total lease liabilities	$1,334

13.     Commitments and Contingencies
Capital Expenditure Projects, Leasing, and Tenant Improvement Commitments
As of December 31, 2025 the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $2.2 million.
Corporate Office Lease
As of December 31, 2025, the Company entered into a 10-year lease for its future corporate headquarters in El Segundo, CA, which is expected to commence in 2026 (refer to Note 12, Leases, for further details). Aggregate future lease payments under this 10-year lease agreement are expected to approximate $6.6 million.
Retention Arrangements
In December 2025, the Board adopted the Peakstone Realty Trust Retention Bonus Plan (the “Retention Plan”), pursuant to which approximately 37 current Company employees are eligible to receive cash retention bonuses. The retention bonuses generally become payable upon the satisfaction of specified conditions, subject to the applicable employee’s continuous

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
employment. The total potential aggregate cost of the retention bonuses under the Retention Plan is currently estimated to be up to approximately $2.5 million.
Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters in the ordinary course of business. As of December 31, 2025, the Company is not aware of any environmental condition that it believes will have a material adverse effect on the results of operations.
14.    Segment Reporting
Segment Profit/(Loss) Measures
Michael Escalante, the Company's Chief Executive Officer, is identified as the chief operating decision maker ("CODM"). The CODM evaluates the Company's portfolio and assesses the ongoing operations and performance of its properties within each reportable segment. The CODM evaluates the performance of each segment based on segment net operating income (“NOI”), which is calculated as net income or loss excluding (to the extent applicable during the periods presented) general and administrative expenses, corporate operating expenses to related parties, impairment of real estate, depreciation and amortization, interest expense, other income, net, gains or losses on early extinguishment of debt, gains or losses on sales of real estate, impairment of goodwill, investment income or loss, transaction expense and net income or loss from discontinued operations and equity in earnings of unconsolidated real estate joint ventures. This measure is used by the CODM to make decisions about resource allocation and evaluate the financial performance of each segment. Segment NOI is not a measure of operating income or cash flows from operating activities, is not indicative of cash available to fund cash needs and should not be considered an alternative to cash flows as a measure of liquidity. Not all companies calculate segment profit measures in the same manner. The Company considers segment NOI to be an appropriate supplemental measure to net income or loss because it assists both investors and management in understanding the core operations of our properties.
Industrial Segment
As of December 31, 2025, the Company’s portfolio consisted of 76 properties within one reportable Industrial segment. The portfolio included 60 IOS properties and 16 Traditional Industrial properties. Of the 76 properties in the Company’s portfolio, 72 were operating properties and four were designated for redevelopment or repositioning.
Office Segment Disposal in 2025
As of December 31, 2025, the Company completed the disposition of all Office segment properties, including the Office Discontinued Operations Properties. Therefore, as of December 31, 2025, the Office segment was eliminated. The Company presented the results of the Office segment through the year ended December 31, 2025, reflecting the Company’s ownership of the Office segment properties during that period. The results of the Office Discontinued Operations Properties have been separately reported within "Net income from discontinued operations" for the years ended December 31, 2025, 2024 and 2023 on the consolidated statement of operations. As such, the Office Discontinued Operations Properties are excluded from NOI metrics (refer to sections below).
Other Segment Disposal in 2024
Prior to December 31, 2024, the Company presented a third reportable segment, the “Other” segment, which consisted of vacant and non-core properties, together with other properties in the same cross-collateralized loan pools. On December 31, 2024, the Company sold the final property in its Other segment, and as a result, the Other segment was eliminated. The Company presented the results of the Other segment through the year ended December 31, 2024.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents a reconciliation of segment NOI and net income for the years ended December 31, 2025, 2024, and 2023 as follows:

	Year Ended December 31,
	2025	2024	2023
Industrial
Total Industrial revenues	$100,204	$64,750	$57,304
Less:
Industrial property operating expense (1)	5,793	3,916	3,424
Industrial property tax expense (1)	8,193	5,156	4,231
Industrial NOI	86,218	55,678	49,649

Office
Total Office revenues	5,777	20,825	32,288
Less:
Office property operating expense (1)	213	1,909	2,804
Office property tax expense (1)	96	654	1,815
Office NOI	5,468	18,262	27,669

Other
Total Other revenues	—	30,782	54,246
Less:
Other property operating expense (1)	—	7,839	13,085
Other property tax expense (1)	—	4,108	7,391
Other NOI	—	18,835	33,770
Total NOI	$91,686	$92,775	$111,088

Unallocated amounts:
Depreciation and amortization (2)	(52,182)	(47,503)	(61,169)
Real estate impairment provision (2)	(18,195)	(53,313)	(283,804)
General and administrative expenses (3)	(34,918)	(36,973)	(42,843)
Income before other income (expenses)	196,981	230,564	498,904
Less:
Other income (expenses):
Interest expense	(56,565)	(55,978)	(59,371)
Other income, net	7,351	14,479	13,107
Net loss from investment in unconsolidated entity	—	—	(176,767)
Gain from disposition of assets	6,407	38,368	29,164
(Loss) gain on extinguishment of debt	(2,482)	10,466	—
Goodwill impairment provision	—	(10,274)	(16,031)
Corporate operating expenses to related parties	(570)	(617)	(1,154)
Transaction expenses	(555)	(821)	(24,961)
(Loss) income from discontinued operations	(272,610)	38,028	(92,361)
Net loss	$(332,633)	$(11,363)	$(605,102)
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
A reconciliation of net loss to total NOI for the years ended December 31, 2025, 2024, and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Reconciliation of Net Loss to Total NOI
Net loss	$(332,633)	$(11,363)	$(605,102)
General and administrative expenses	34,918	36,973	42,843
Corporate operating expenses to related parties	570	617	1,154
Real estate impairment provision	18,195	53,313	283,804
Depreciation and amortization	52,182	47,503	61,169
Interest expense	56,565	55,978	59,371
Other income, net	(7,351)	(14,479)	(13,107)
Net loss from investment in unconsolidated entity	—	—	176,767
Loss (gain) on extinguishment of debt	2,482	(10,466)	—
Gain from disposition of assets	(6,407)	(38,368)	(29,164)
Goodwill impairment provision	—	10,274	16,031
Transaction expenses	555	821	24,961
Net loss (income) from discontinued operations	272,610	(38,028)	92,361
Total NOI	$91,686	$92,775	$111,088

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
The following table presents the Company’s goodwill for each of the segments as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Goodwill
Industrial	$68,373	$68,373
Total Goodwill	$68,373	$68,373
The following table presents the Company’s total real estate assets, net, for each segment as of December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Industrial Real Estate, net
Total real estate	$1,306,021	$1,281,815
Accumulated depreciation and amortization	(211,099)	(180,879)
Industrial real estate, net	1,094,922	1,100,936

Office Real Estate, net
Total real estate	—	211,328
Accumulated depreciation and amortization	—	(43,368)
Office real estate, net	—	167,960

Total Real Estate, net	$1,094,922	$1,268,896

	Year Ended December 31,
Discontinued Operations	2025	2024
Total Real Estate related to Discontinued Operations, net
Total real estate	$—	$1,291,432
Accumulated depreciation and amortization	—	(296,280)
Real estate related to Discontinued Operations, net	$—	$995,152
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
The following unaudited table summarizes the federal income tax treatment for all distributions declared for the years ended December 31, 2025, 2024 and 2023 reported for federal tax purposes and serves as a designation of capital gain distributions, if applicable, pursuant to Code Section 857(b)(3)(C) and Treasury Regulation §1.857-6(e).

	Year Ended December 31,
	2025	2024	2023
Return of capital	100%	100%	100%
Total	100%	100%	100%

Dividends declared	$0.65	$0.90	$1.09

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Dollars in thousands unless otherwise noted and excluding per share amounts)
On November 4, 2025, the Board declared an all-cash dividend for the quarter ended December 31, 2025 in the amount of $0.10 per common share and all-cash distribution in the amount of $0.10 per OP Unit. The Company paid such distributions on January 19, 2026 to shareholders and holders of OP Units of record as of December 31, 2025.
16.     Subsequent Events
Proposed Mergers
On February 2, 2026, we and the Operating Partnership (collectively, the “Company Parties”), BSREP V Neon Pooling REIT L.P., BSREP V Neon Pooling Non-REIT L.P. and BSREP V Brookfield Neon Sub L.P., each a Delaware limited partnership (collectively, “Parent”), Neon REIT Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (“REIT Merger Sub”), and Neon OP Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (“Operating Merger Sub” and, collectively with REIT Merger Sub and Parent, the “Parent Parties”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).
The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, (i) Operating Merger Sub will be merged with and into the Operating Partnership, with the Operating Partnership surviving the merger (the “Surviving Partnership” and such merger, the “Partnership Merger”) and (ii) immediately following the consummation of the Partnership Merger, REIT Merger Sub will be merged with and into the Company, with the Company surviving the merger (the “Surviving Entity” and such merger, the “Company Merger” and, together with the Partnership Merger, the “Mergers”). Upon completion of the Company Merger, Parent (or subsidiaries thereof) will be the sole common shareholders of the Surviving Entity, and the Surviving Partnership will be wholly owned by Parent and the Surviving Entity (or subsidiaries thereof).
The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Board.
Pursuant to the terms of the Merger Agreement, Peakstone has agreed to suspend payment of its regular quarterly dividend, effective immediately, until the earlier of the closing or the termination of the Merger Agreement.

PEAKSTONE REALTY TRUST
SCHEDULE III
REAL ESTATE ASSETS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
(Dollars in thousands)

		Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2025						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)	Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition
Industrial Segment
Traditional Industrial property in Emporia, KS	$—	$274	$7,567	$962	$274	$8,529	$8,803	$3,978	N/A	8/27/2010	5-40 years
Traditional Industrial property in Northern New Jersey, NJ	—	3,773	9,030	910	3,773	9,940	13,713	4,134	N/A	5/31/2012	5-40 years
Traditional Industrial property in Chicago, IL	—	2,674	13,229	1,900	2,674	15,129	17,803	6,357	N/A	11/8/2012	5-40 years
Traditional Industrial property in Chicago, IL (6)	23,000	7,697	21,843	5,879	7,697	27,722	35,419	12,266	N/A	8/13/2013	5-40 years
Traditional Industrial property in Detroit, MI	—	875	11,375	2,632	875	14,007	14,882	5,687	N/A	11/5/2013	5-40 years
Traditional Industrial property in Jacksonville, FL (7)	49,604	5,040	42,490	268	5,040	42,758	47,798	14,559	N/A	12/11/2015	5-40 years
Traditional Industrial property in Stockton/Modesto, CA	—	15,463	36,613	37,692	15,463	74,305	89,768	35,566	N/A	1/14/2016	5-40 years
Traditional Industrial property in Tampa, FL	—	5,433	55,341	178	5,433	55,519	60,952	13,331	N/A	3/13/2018	5-40 years
Traditional Industrial property in Savannah, GA (8)	37,722	5,465	57,116	—	5,465	57,116	62,581	13,618	N/A	5/3/2018	5-40 years
Traditional Industrial property in Hampton Roads, VA	—	3,100	15,903	191	3,100	16,094	19,194	5,432	N/A	5/1/2019	5-40 years
Traditional Industrial property in Hampton Roads, VA	—	3,113	15,968	173	3,113	16,141	19,254	5,448	N/A	5/1/2019	5-40 years
Traditional Industrial property in Columbus, OH	—	978	16,705	—	978	16,705	17,683	5,667	N/A	5/1/2019	5-40 years
Traditional Industrial property in Charleston, SC	—	1,226	14,662	21	1,226	14,683	15,909	3,432	N/A	5/1/2019	5-40 years
Traditional Industrial property in Chicago, IL (9)	37,589	5,802	82,148	—	5,802	82,148	87,950	18,771	N/A	5/1/2019	5-40 years
Traditional Industrial property in Columbus, OH (9)	53,021	4,773	107,021	—	4,773	107,021	111,794	27,123	N/A	5/1/2019	5-40 years
Traditional Industrial property in Winston-Salem, NC	—	3,407	32,737	—	3,407	32,737	36,144	6,774	N/A	2/5/2020	5-40 years
Industrial Outdoor Storage property in Fort Lupton, CO	—	2,783	5,832	—	2,783	5,832	8,615	559	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Pompano Beach, FL	—	3,373	3,802	—	3,373	3,802	7,175	329	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Tampa, FL	—	3,773	2,749	—	3,773	2,749	6,522	298	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Orlando, FL	—	2,358	3,739	—	2,358	3,739	6,097	385	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Orlando, FL	—	1,963	5,346	—	1,963	5,346	7,309	564	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Jacksonville, FL	—	1,603	2,565	—	1,603	2,565	4,168	385	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	20,911	28,192	—	20,911	28,192	49,103	2,226	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	4,749	8,551	—	4,749	8,551	13,300	664	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	4,233	3,712	—	4,233	3,712	7,945	537	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Lively, GA	—	7,407	8,638	68	7,407	8,706	16,113	763	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Mableton, GA	—	2,374	1,710	—	2,374	1,710	4,084	262	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Norcross, GA	—	2,946	2,037	—	2,946	2,037	4,983	310	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Atlanta, GA	—	8,959	4,623	—	8,959	4,623	13,582	415	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Savannah, GA	—	12,528	13,575	—	12,528	13,575	26,103	1,413	N/A	11/4/2024	5-40 years

		Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2025						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)	Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Industrial Outdoor Storage property in Melrose Park, IL	—	2,520	3,597	—	2,520	3,597	6,117	222	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Burlington, NJ	—	2,232	4,020	—	2,232	4,020	6,252	230	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Carteret, NJ	—	7,132	6,847	—	7,132	6,847	13,979	348	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in South Plainfield, NJ	—	2,103	2,023	—	2,103	2,023	4,126	114	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Albuquerque, NM	—	2,519	2,977	74	2,519	3,051	5,570	197	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Yaphank, NY	—	5,583	3,170	—	5,583	3,170	8,753	486	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Cincinnati, OH	—	823	1,823	—	823	1,823	2,646	168	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Pittsburgh, PA	—	2,832	7,998	—	2,832	7,998	10,830	458	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Hatfield, PA	—	19,074	10,900	—	19,074	10,900	29,974	1,211	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Philadelphia, PA	—	11,619	10,646	1,386	11,619	12,032	23,651	937	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Philadelphia, PA	—	9,922	6,609	—	9,922	6,609	16,531	436	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Philadelphia, PA	—	7,261	7,497	—	7,261	7,497	14,758	572	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in North Charleston, SC	—	1,057	3,685	—	1,057	3,685	4,742	260	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in North Charleston, SC	—	1,055	2,965	—	1,055	2,965	4,020	247	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Ladson, SC	—	1,409	3,251	—	1,409	3,251	4,660	262	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Greenville, SC	—	1,029	6,997	—	1,029	6,997	8,026	590	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Hermitage, TN	—	1,664	3,852	—	1,664	3,852	5,516	280	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Nashville, TN	—	1,441	2,036	—	1,441	2,036	3,477	168	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Nashville, TN	—	1,985	6,719	30	1,985	6,749	8,734	525	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Memphis, TN	—	2,148	2,831	—	2,148	2,831	4,979	456	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Baytown, TX	—	3,537	9,184	—	3,537	9,184	12,721	535	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Plano, TX	—	914	3,469	—	914	3,469	4,383	342	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Fort Worth, TX	—	4,709	9,617	—	4,709	9,617	14,326	798	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Houston, TX	—	1,160	3,372	—	1,160	3,372	4,532	234	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in San Antonio, TX	—	1,222	2,520	—	1,222	2,520	3,742	188	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Round Rock, TX	—	2,084	5,745	—	2,084	5,745	7,829	511	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Houston, TX	—	2,041	4,789	—	2,041	4,789	6,830	1,023	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Houston, TX	—	1,268	4,421	—	1,268	4,421	5,689	605	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Manassas, VA	—	4,782	3,065	—	4,782	3,065	7,847	493	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Norfolk, VA	—	16,238	14,927	—	16,238	14,927	31,165	1,459	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Norfolk, VA	—	2,166	7,298	—	2,166	7,298	9,464	591	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Everett, WA	—	20,156	9,525	—	20,156	9,525	29,681	2,350	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Savannah, GA	—	4,138	1,393	723	4,138	2,116	6,254	208	N/A	11/4/2024	5-40 years
Industrial Outdoor Storage property in Port Charlotte, FL	—	7,826	2,791	—	7,826	2,791	10,617	727	N/A	7/28/2025	5-40 years
Industrial Outdoor Storage property in Smyrna, GA	—	27,698	17,223	—	27,698	17,223	44,921	618	N/A	8/4/2025	5-40 years

		Initial Cost to Company (1)		Total Adjustment to Basis (2)	Gross Carrying Amount at December 31, 2025						Life on which depreciation in latest income statement is computed
Property Description	Encumbrances (4)	Land	Building and Improvements	Building and Improvements	Land (3)	Building and Improvements (2)	Total	Accumulated Depreciation and Amortization	Date of Construction	Date of Acquisition	Life on which depreciation in latest income statement is computed
Industrial Outdoor Storage property in Fort Pierce, FL	—	3,034	2,400	—	3,034	2,400	5,434	43	N/A	9/30/2025	5-40 years
Industrial Outdoor Storage property in Plano, TX	—	4,826	2,850	—	4,826	2,850	7,676	—	N/A	12/23/2025	5-40 years
Industrial Outdoor Storage property in Tampa, FL	—	5,049	3,562	—	5,049	3,562	8,611	—	N/A	12/12/2025	5-40 years
Industrial Outdoor Storage property in Tampa, FL	—	3,007	3,879	—	3,007	3,879	6,886	—	N/A	12/12/2025	5-40 years
Industrial Outdoor Storage property in Stone Mountain, GA	—	2,908	1,452	—	2,908	1,452	4,360	—	N/A	12/12/2025	5-40 years
Industrial Outdoor Storage property in Calhoun, GA	—	2,403	1,658	—	2,403	1,658	4,061	—	N/A	12/12/2025	5-40 years
Industrial Outdoor Storage property in Chattanooga, TN	—	3,248	4,734	—	3,248	4,734	7,982	—	N/A	12/12/2025	5-40 years
Redevelopment property in Kennesaw, GA	—	1,837	1,428	1,972	1,837	3,400	5,237	175	N/A	11/4/2024	5-40 years
Redevelopment property in Burlington, NJ	—	3,744	4,103	997	3,744	5,100	8,844	306	N/A	11/4/2024	5-40 years
Redevelopment property in Burlington, NJ	—	4,295	7,037	232	4,295	7,269	11,564	386	N/A	11/4/2024	5-40 years
Redevelopment property in Hatfield, PA	—	12,584	205	—	13,073	205	13,278	87	N/A	11/4/2024	5-40 years
Total Industrial	$200,936	$381,335	$867,909	$56,288	$381,824	$924,197	$1,306,021	$211,099

Total Portfolio(5)	$200,936	$381,335	$867,909	$56,288	$381,824	$924,197	$1,306,021	$211,099
(1)Building and improvements include in-place lease intangible assets.
(2)Consists of capital expenditure, real estate development costs, and impairment charges to building and improvements.
(3)Consists of additions and impairment charges to land.
(4)Amounts do not include unamortized deferred financing costs and discounts, net.
(5)For federal income tax purposes, the aggregate cost of real estate the Company and consolidated subsidiaries owned was approximately $1.2 billion as of December 31, 2025.
(6)This property secures the Illinois Mortgage Loan.
(7)This property secures the Florida Mortgage Loan.
(8)This property secures the Georgia Mortgage Loan.
(9)This property secures the BOA II Loan.

	Activity for the Year Ended December 31,
	2025	2024	2023
Real estate facilities
Balance at beginning of year	$1,493,143	$1,321,583	$2,082,264
Acquisitions	100,548	539,858	—
Construction costs and improvements	6,178	534	3,869
Other adjustments	(40)	1,833	(10)
Impairment provision	(22,975)	(80,993)	(376,666)
Sale of real estate assets(1)	(270,833)	(289,672)	(323,586)
Real estate assets held for sale	—	—	(64,288)
Balance at end of year	$1,306,021	$1,493,143	$1,321,583

Accumulated depreciation
Balance at beginning of year	$224,247	$301,127	$431,551
Depreciation and amortization expense	49,433	23,696	59,941
Impairment provision	(4,810)	(5,235)	(92,862)
Other adjustments	2,204	—	(19)
Less: Non-real estate assets depreciation expense	—	318	—
Less: Sale of real estate assets depreciation expense	(59,975)	(95,659)	(82,848)
Less: Real estate assets held for sale	—	—	(14,636)
Balance at end of year	$211,099	$224,247	$301,127
Real estate facilities, net	$1,094,922	$1,268,896	$1,020,456
(1)Includes sales of continuing operations properties and Office Discontinued Operations Properties.
S-4