Form 10-K/A
period 2025-12-31
Peakstone Realty Trust
filed 2026-04-09
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-41686
Peakstone Realty Trust
(Exact name of Registrant as specified in its charter)

Maryland	46-4654479
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
400 North Continental Boulevard, Suite 200, El Segundo, CA 90245
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
As of April 6, 2026, there were 37,187,359 common shares outstanding.
Documents Incorporated by Reference: None
Auditor Name: Ernst & Young LLP Auditor Location: Los Angeles, California Auditor Firm ID: 42

EXPLANATORY NOTE
Peakstone Realty Trust (the “Company”), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025 (the “Form 10-K”), which was filed on February 18, 2026 with the U.S. Securities and Exchange Commission (the “SEC”). This amendment is being filed to provide the information required by Part III, Items 10, 11, 12, 13 and 14 of Form 10-K in accordance with General Instruction G(3).
Except as described above, this Amendment is not intended to update or modify any other information presented in the Form 10-K for the fiscal year ended December 31, 2025, as originally filed. This Amendment does not update or modify in any way the financial position, results of operations, cash flows or related disclosures in the Form 10-K and does not reflect events occurring after the Form 10-K’s original filing date of February 18, 2026. Accordingly, this Amendment should be read in conjunction with the Form 10-K for the year ended December 31, 2025 and any subsequent filings with the SEC.

Part III
Item 10. Directors, Executive Officers and Governance
Board of Trustees
Our Board of Trustees believes that each of our Trustees has qualifications and credentials that are relevant to their participation on the Board of Trustees, including the following:

Carrie DeWees
Independent Trustee since 2023
Former Managing Principal, Allstate Investments
•More than 37 years in the real estate industry, including 12+ years managing a real estate portfolio
•Experience managing industrial properties
•Registered Certified Public Accountant

Michael J. Escalante
Trustee of Peakstone and its predecessor since 2015
CEO and President, Peakstone Realty Trust
•Over 39 years in the real estate industry
•18+ years in management at Peakstone and its predecessor, including over 6 years as CEO

Jeffrey Friedman
Independent Trustee since 2024
Founder, Moreton Bay Capital
•32+ years in real estate debt finance, including over 20 years as co-founder, co-CEO and senior advisor at Mesa West Capital, a private equity-style real estate investment firm
•Approximately 20 years of capital markets experience, including three years as Principal in charge of capital market activities at Maguire Partners

Samuel Tang
Independent Trustee of Peakstone and its predecessor since 2015
Managing Partner and Co-Founder, TriGuard Management LLC
•Over 30 years in the private equity industry
•Over 10 years investing in the real estate industry
•Track record of successfully sourcing capital and strategic investments in the real estate sector

Casey Wold
Independent Trustee and Chairperson since 2023
CEO and Managing Partner, Vanderbilt Office Properties
•Over 40 years in the real estate investment industry
•11+ years as CEO of Vanderbilt Office Properties, a real estate investment and management company
•Seven years of service on other public company boards

Summary of Trustee Qualifications and Expertise
Through their education, work experience and professional development, our Trustees contribute a balanced spread of expertise in a variety of areas important to our business and growth strategies, including those below:

Qualifications and Expertise*	Escalante	DeWees	Friedman	Tang	Wold
Accounting / Financial Expertise and Literacy	✓	✓	✓	✓
Business Transformation	✓	✓	✓	✓	✓
Capital Markets and Corporate Finance Expertise	✓	✓	✓	✓	✓
Commercial Real Estate Expertise	✓	✓	✓	✓	✓
Corporate Development	✓		✓	✓	✓
Legal			✓
Other Public Board Experience					✓
Property / Asset Management and Operations Experience	✓	✓	✓		✓
Regional Market Expertise**	✓	✓	✓		✓
Risk Management Expertise	✓	✓	✓	✓	✓
Strategic Planning and Leadership	✓	✓	✓	✓	✓
Talent Development and Management Expertise	✓	✓	✓	✓	✓
* The absence of a check mark for a particular skill does not mean that the trustee does not possess that qualification, skill or experience. We look to each trustee to be knowledgeable in these areas; however, the check mark indicates that the item is a particularly prominent qualification, skill or experience that the trustee brings to our Board of Trustees.
** East Coast, West Coast or Sunbelt market experience.

Additional information regarding our trustees is set forth below. No family relationships exist between any trustees or executive officers, as such term is defined in Item 401 of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

Trustee Information

Career Highlights:
•Allstate Investments, a global investment management company
•Managing Principal responsible for approximately $800 million commercial real estate portfolio including industrial, multi family, retail, office and self-storage assets, 2011-2023
•Head of Asset Management for Allstate’s direct $1.0 billion portfolio, 2012-2021

Carrie DeWees Independent trustee since 2023 Committees: •Audit •Compensation •Nominating and Corporate Governance Age: 62
•American Realty Advisors, a provider of commercial real estate investment management services
•Senior Asset Manager, 2009-2011
•Henderson Global Investors, a global asset manager
•Director, Acquisitions and Dispositions and Asset Manager, 1999-2008
•Meridian Industrial Trust, a real estate investment trust focused on investing in industrial properties
•Regional Asset Manager, 1998-1999
•Heitman, a global real estate investment management firm
•Portfolio Manager and Vice President Communications, 1996-1997
•JMB Realty, a real estate investment company
•Partnership/Corporate Investment Manager; Portfolio Analyst, 1989-1996
Other Relevant Experience:
•Registered Certified Public Accountant
Education:
•M.B.A. in Finance and Real Estate, DePaul Driehaus College of Business
•B.S. in Accountancy, Northern Illinois University

Career Highlights: •Peakstone Realty Trust •Chief Executive Officer since 2019 •President since 2019 •Trustee since 2019
Michael J. Escalante Chief Executive Officer, President and a trustee Committees: none Age: 65
•Griffin Capital Essential Asset REIT, Inc., Peakstone’s predecessor, 2008-2019
•Chief Executive Officer, 2018-2019
•President, 2015-2019
•Trustee, 2015-2019
•Chief Investment Officer, 2008-2018
•Vice President, 2008-2014
•Griffin Institutional Access Real Estate Fund and various former Griffin American Healthcare REIT entities
•Investment Committee member, 2014-2020
•Griffin Capital Company, LLC, Peakstone’s former sponsor
•Chief Investment Officer, 2006-2018
•Escalante Property Ventures, a real estate investment management company founded to invest in value-added and development-oriented infill properties within California and other western states
•Founder, 2005-2006
•Trizec Properties, Inc., previously one of the largest publicly-traded U.S. office real estate investment trusts (“REITs”)
•Executive Vice President - Capital Transactions and Portfolio Management, Western U.S. Region 1997-2005
•The Yarmouth Group, an international real estate investment advisor
•Various positions in acquisitions, asset management and portfolio management, 1987-1997
Education:
•M.B.A., University of California, Los Angeles
•B.S. in Commerce, with an emphasis in finance and accounting, Santa Clara University
Other Relevant Experience:
•Full Member, Urban Land Institute since 1998

Career Highlights: •Moreton Bay Capital, an organization established in 2024 to create and grow platforms in real asset sectors benefiting from long-term secular tailwinds •Founder, 2024
Jeffrey Friedman Independent trustee since 2024 Committees: •Audit •Nominating and Corporate Governance Age: 63
•Mesa West Capital, a private equity-styled real estate investment firm that Mr. Friedman co-founded in 2004 which was purchased by an affiliate of Morgan Stanley in 2018
•Senior Advisor, 2023-2024
•Co-Chief Executive Officer, 2004-2023
•Maguire Partners, a real estate investment and development company
•Principal in charge of capital market activities, 2000-2003
•Credit Suisse, a global financial services company
•Director Originations, 1996-2000
•Nomura Securities, a global financial services group
•Vice President, Originations, 1994-1996
•Simpson Thacher, an international law firm
•Corporate lawyer, 1989 to 1994
•Hashidate Law Office, a Tokyo law firm at that time affiliated with Sidley & Austin
•Corporate lawyer, 1988 to 1989

Other Relevant Experience:
•Board of Directors, Mortgage Bankers Association, 2022-2024
Education:
•J.D., University of Michigan
•M.A., Applied Economics, University of Michigan
•B.A., University of California, Los Angeles

Career Highlights:
•TriGuard Management LLC and its affiliates, an entity that Mr. Tang co-founded and which acquires private equity funds in the secondary market
•Managing Partner responsible for capital raising, sourcing, analyzing, structuring and closing the acquisition of investments since 2004

Samuel Tang Independent trustee since 2015 Committees: •Audit (Chairperson) •Compensation (Chairperson) Age: 65
•Pacific Life Insurance Company, a financial services company specializing in life insurance
•Managing Director and co-chair of workout committee to maximize recovery on bond investments, 1999-2004
•The Shidler Group, a specialized private equity firm focused on finance, insurance and real estate companies
•Managing Partner, 1989-1999
•KPMG Peat Marwick Main, a global audit, tax and advisory services firm
•Manager, Real Estate Consulting, 1987-1989
•Arthur Young & Co., a UK-based accounting firm
•Senior, CPA, 1983-1985
Other Relevant Experience:
•Member of the Advisory Board of CapRock Partners since 2019
•Member of the Board of Directors of Fieldstone Leadership Network since 2021
•Member of the Advisory Board of Kairos Investment Management since 2009
Education:
•M.B.A., Finance and Real Estate, University of California, Los Angeles
•B.S., Accounting, University of Southern California Marshall School of Business

Career Highlights: •Vanderbilt Office Properties, a real estate investment and management company founded by Mr. Wold •Chief Executive Officer and Managing Partner since 2014
Casey Wold Independent trustee and Chairperson since April 2023 Committees: •Nominating and Corporate Governance (Chairperson) •Compensation Age: 68
•Tishman Speyer, a diversified developer, operator and investment manager of top-tier real estate across the US, Europe, Asia and South America
•Senior Managing Director and member of investment and management committees, 2004-2014
•Trizec Office Properties, a publicly-listed real estate investment trust
•Chief Investment Officer and Chief Operating Officer, 2002-2004
•President, TrizecHahn Office Properties, 1995-2002
•Equity Office Properties, a Sam Zell entity that eventually became the largest US office REIT in the country
•Executive Vice President and head of U.S. acquisition group 1987-1995
Previous Public Company Board Service:
•Trizec Properties (NYSE), 2002-2004
•CTO Realty Growth, Inc. (NYSE), 2017-2022
Other Relevant Experience:
•Board of Directors, Captivate Networks, Inc., 2001-2004
Education:
•M.S., Real Estate, Southern Methodist University,
•B.S., Finance, University of Illinois

EXECUTIVE OFFICERS
Included below is certain information regarding our executive officers.

Michael J. Escalante Chief Executive Officer, President and a trustee Age: 65	Mr. Escalante has served as our Chief Executive Officer, President and a trustee since 2019. Additional information regarding Mr. Escalante is provided above under “Board of Trustees.”

Javier F. Bitar Chief Financial Officer and Treasurer Age: 64
Mr. Bitar has over 36 years of commercial real estate related accounting and financial experience, including over 22 years of executive management level experience. He has been our Chief Financial Officer and Treasurer since June 2016 and served as Chief Financial Officer and Treasurer of Griffin Capital Essential Asset REIT, Inc., Peakstone’s predecessor, from June 2016 to April 2019. From July 2014 to May 2016, Mr. Bitar served as the Chief Financial Officer of New Pacific Realty Corporation, a real estate investment and development company. Before he joined New Pacific Realty Corporation, Mr. Bitar spent approximately 25 years at Maguire Investments and affiliated entities in roles of increasing responsibility, including five years as Chief Operating Officer of Maguire Investments, where he was responsible for overseeing operating and financial matters for the company’s real estate investment and development portfolio.
Mr. Bitar graduated Magna Cum Laude from California State University, Los Angeles, with a Bachelor of Business Administration degree and is a Certified Public Accountant in the State of California.

Nina Momtazee Sitzer Chief Operating Officer, Chief Legal Officer and Secretary Age: 58
Ms. Sitzer has over 33 years of experience in the real estate industry across a broad range of property types and has been our Chief Operating Officer, Chief Legal Officer, and Secretary since June 2023. Previously, she was our Chief Legal and Administrative Officer, Executive Vice President - Operations, and Secretary (April 2023 to June 2023), our General Counsel, Chief Administrative Officer and Secretary (January 2021 to April 2023), and our Executive Vice President - General Counsel (June 2019 to January 2021). From December 2011 until she joined the Company, Ms. Sitzer was a partner in the real estate department at the law firm of DLA Piper LLP (US) in Chicago, Illinois. From 1994 until she joined DLA Piper, Ms. Sitzer was at Katten Muchin Rosenman in Chicago, Illinois, where she was also a partner in the real estate group.
Ms. Sitzer earned her B.A. from Emory University in Atlanta, Georgia, studied at the London School of Economics and Political Science, and earned her J.D. degree from Northwestern University Pritzker School of Law in Chicago, Illinois.

Governance
Code of Business Conduct and Ethics
Our Code of Business Conduct and Ethics (as amended, the “Code”) applies to our and our subsidiaries’ trustees, officers and employees (“Covered Persons”), including our Non-Employee Trustees and our Executive Officers. Among other matters, the Code is intended to deter wrongdoing and promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and business relationships;
•full, fair, accurate, timely and understandable disclosure in reports we file with the U.S. Securities and Exchange Commission (the “SEC”) and other public communications;
•compliance with applicable governmental laws, rules and regulations;
•prompt internal reporting of violations of the Code to appropriate persons identified in the Code; and
•accountability for adherence to the Code.
A copy of the Code is available on the “Governance - Governance Documents” subpage of the “Investors” section of our website at www.pkst.com. We did not waive any provision of the Code during 2025. We intend to satisfy the disclosure requirement regarding any amendment to, or waiver of, a provision of the Code applicable to our executive officers or trustees by posting such information on our website.

Audit Committee
We have a standing audit committee, whose current members are:

Samuel Tang (Chairperson) Carrie DeWees Jeffrey Friedman
Our Audit Committee Charter provides that the Audit Committee shall consist of no fewer than three independent trustees of the Company. Each member of the Audit Committee is independent and meets the heightened standards for independence of audit committee members defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Trustees has determined that Mr. Tang satisfies the requirements for an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and has designated Mr. Tang as the audit committee financial expert in accordance with applicable SEC rules.
Policy on Inside Information and Insider Trading
We have adopted an Insider Trading Policy which governs the purchase, sale and/or other disposition of our securities by our trustees, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations and NYSE listing standards. A copy of this policy has been filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Introduction
This Compensation Discussion and Analysis outlines the principles underlying our executive compensation policies and decisions as they relate to the compensation awarded to or earned by our named executive officers (our “NEOs”) during the fiscal year ended December 31, 2025:

•	Michael J. Escalante	Chief Executive Officer and President
•	Javier F. Bitar	Chief Financial Officer and Treasurer
•	Nina Momtazee Sitzer	Chief Operating Officer, Chief Legal Officer and Secretary

Business Transformation
Peakstone Realty Trust is an industrial real estate investment trust (“REIT”), with a strategic focus on growth in the industrial outdoor storage (“IOS”) sector. During 2025, the Company completed its multi-year strategic transformation to an industrial-only REIT through the disposition of all properties in its Office segment.

Performance Highlights
During 2025, we made significant progress on our strategic initiatives, as summarized below:

Strategy	Execution
Dispositions
•Sold a total of 33 properties in our Office segment for approximately $883.7 million. As a result of these dispositions, the Company completed its strategic transformation into an industrial-only REIT
•Sold three traditional industrial properties for approximately $71.6 million

Acquisitions
•Acquired nine individual IOS properties consisting of approximately 66 total usable acres located across Florida, Georgia, Tennessee and Texas for an aggregate contractual purchase price of approximately $96.2 million

Leasing
•Executed six new leases and four lease extensions for our IOS properties covering 84.8 usable acres, with a weighted average lease term of 6.3 years resulting in weighted average re-leasing spreads of 55.5% (GAAP) and 52.8% (cash)

Financing Activity	•Reduced our outstanding debt balance by an aggregate of approximately $874.4 million •Reduced Net Debt/Adjusted EBITDAre* from 7.1x at the end of 2024 to 5.4x as of December 31, 2025
* Net Debt, EBITDAre and Adjusted EBITDAre are non-GAAP measures. See Appendix A for definitions of such measures and reconciliations to the most comparable GAAP financial measures.

In large part due to our successful execution of the strategic initiatives outlined above, on February 2, 2026, Peakstone entered into the Merger Agreement (as defined below), subject to approval by shareholders, pursuant to which shareholders will receive $21 per share cash consideration, representing a premium of 34% to Peakstone’s share price on January 30, 2026, the last full trading day before the Company publicly announced the execution of the Merger Agreement, as well as a 46% premium to the Company’s 30-day volume weighted average price (VWAP) and a 51% premium to the Company’s 90-day VWAP, for the period ended January 30, 2026.
Proposed Mergers
On February 2, 2026, the Company and its operating partnership (the “Operating Partnership”), BSREP V Neon Pooling REIT L.P., BSREP V Neon Pooling Non-REIT L.P. and BSREP V Brookfield Neon Sub L.P., each a Delaware limited partnership (collectively, “Parent”), Neon REIT Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (“REIT Merger Sub”), and Neon OP Merger Sub LLC, a Delaware limited liability company and a subsidiary of Parent (“Operating Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”).

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

Compensation Highlights
The Compensation Committee applies a holistic approach in establishing an appropriate executive compensation program each year that, through and including 2025, was tailored to each stage of our ongoing strategic transformation. Accordingly, our compensation program has evolved each year since Listing, as reflected in the chart below.

	Strategic Transformation Milestone	Compensation Evolution
2023
•Completed direct listing (the “Listing”) on the New York Stock Exchange on April 13, 2023
•Rebranded from Griffin Realty Trust to Peakstone Realty Trust
•Sold 11 properties for gross proceeds of $336 million
•Consolidated the management team from five NEOs to three NEOs

•Maintained employment agreements for our go-forward NEO team that included pre-Listing base salaries and annual cash incentive targets
•Annual cash incentives based on a strategic scorecard directly linked to our 2023 strategic initiatives
•Grant date value of year-end 2023 equity awards (granted in early 2024) consistent with value of pre-Listing awards, prioritizing retention during this transitional period

2024
•Sold all Other segment assets and select Office segment assets
•Strengthened relationships with lenders, leading to amendment and extension of credit facility
•Developed and implemented a strategy to expand industrial growth holdings, resulting in the acquisition of a portfolio of 51 IOS properties situated on 440 usable acres across 14 states
•Strengthened current and potential investor relationships

•Annual cash incentives based on the achievement of 2024 strategic priorities, limiting funding above target to the achievement of significant progress on strategic goals that were above and beyond the execution of the day-to-day operations
•Annual cash incentive payouts to CEO and CFO reflect sensitivity to stock price performance
•Grant date value of year-end 2024 equity awards (granted in early 2025) was lower than prior year for most NEOs, reflecting shareholder experience and pay for performance alignment

2025
•Strategic divestment of 36 properties in excess of $955 million
•Completed strategic transformation to industrial-only REIT
•Completed over $96 million in IOS acquisitions
•Executed leases and lease extensions covering over 84 acres with strong re-leasing spreads
•Reduced Net Debt/Adjusted EBITDAre from 7.1x at December 31, 2024 to 5.4x at December 31, 2025

•No increases in base salary since Listing for CEO or CFO
•50% of annual cash incentive award opportunity tied to achievement of pre-established financial and operational targets, with balance determined based on Company performance, individual achievements related to the respective NEO's responsibilities and other relevant factors
•No increase to the grant date value of year-end 2025 equity awards (granted in early 2026) despite stellar management performance in 2025

Compensation Objectives and Philosophy
Our Compensation Committee believes that the Company’s compensation program for executive officers should:
•attract, retain and motivate highly-skilled executives;
•encourage management to balance short-term goals against longer-term objectives without incentivizing excessive risk-taking;
•achieve an appropriate balance between risk and reward that does not incentivize excessive risk-taking; and
•align the interests of management and shareholders.
Our Compensation Committee applied this philosophy in establishing each of the elements of executive compensation for the fiscal year ended December 31, 2025, and believes that our executive compensation program achieves these objectives as demonstrated by the following:
•We determine compensation arrangements for our executives based on market data and current market compensation trends, in consultation with our independent compensation consultant, as discussed under the headings “Peer Group” and “Elements of Compensation” below.
•We reward our NEOs using a balanced approach that incorporates cash incentives and long-term equity and includes an assessment of the Company’s financial and operational results as well as individual performance achievements.
•We consider alignment with our stock price and shareholder return, as well as feedback provided by shareholders through the annual say-on-pay vote and shareholder communications.

Our Compensation Governance Practices & Policies
We believe the following practices and policies promote sound compensation governance and are in the best interests of our shareholders and executives:

What We Do		What We Do Not Do
✓	Compensation Committee comprised solely of independent trustees	X	No guaranteed salary increases or uncapped bonus payments
✓	Advised by independent compensation consultant	X	No single-trigger change in control severance payments
✓	Performance measures aligned with business objectives and strategic priorities	X	No repricing or cash buyout of stock options or share appreciation rights without shareholder approval
✓	Significant portion of total compensation allocated to equity awards with long-term vesting
✓	Share ownership guidelines for executive officers, with ownership requirement of 5x annual base salary for the CEO and 3x annual base salary for our other NEOs
✓	Annually assess risk in compensation programs
2025 Say-on-Pay Vote
At our 2025 Annual Meeting of Shareholders, our Say-on-Pay Proposal received the support of over 89% of votes cast. Although this result shows support from a significant majority of those shareholders who voted on our executive compensation program, we consider the voting results and feedback from our shareholders in our evaluation and evolution of our compensation program and policies on an ongoing basis.
Determining Compensation for Named Executive Officers
Role of the Compensation Committee
Our Compensation Committee is comprised entirely of “independent” trustees, as that term is defined in the NYSE’s listing standards, and operates under a written charter. The Compensation Committee is responsible for determining compensation for all of the Company’s NEOs, including evaluating compensation policies, approving base, cash incentive bonus (including threshold, target and maximum opportunity levels) and long-term incentives for executives, and administering our equity incentive programs.
Role of Management
Our Chief Executive Officer plays an important role in setting compensation for our other executive officers by assisting our Compensation Committee in evaluating individual goals and objectives and developing compensation recommendations for NEOs other than himself.
Final decisions on the design of the executive compensation program, including total compensation of the CEO and his direct reports, are ultimately made by our Compensation Committee.

Role of Compensation Consultant
Our Compensation Committee retains the services of an independent compensation consultant to assist and advise in the review and establishment of our executive officer and trustee compensation. Ferguson Partners serves as this independent compensation consultant. During 2025, Ferguson Partners advised the Compensation Committee on (i) executive compensation matters, including amendments to the Peakstone Realty Trust Second Amended and Restated Employee and Trustee Long-Term Equity Compensation Plan that were approved at our 2025 Annual Meeting and (ii) compensation arrangements for our employees generally (other than our NEOs) in connection with the Mergers. Ferguson Partners did not provide any other services to the Company during 2025. The Compensation Committee has assessed the independence of Ferguson Partners and concluded that no conflicts of interest exist that would prevent Ferguson Partners from independently advising the Compensation Committee.
Peer Group
Each year, our Compensation Committee and Ferguson Partners review the peer group used to benchmark our compensation program (the “Compensation Peer Group”), evaluating the appropriateness of each peer company and the group as a collective. In developing the Company’s Compensation Peer Group, our Compensation Committee, in consultation with Ferguson Partners, seeks to balance the Company’s size, geography and portfolio constitution while also taking into consideration peer group continuity year-over-year.
Our Compensation Committee uses the Compensation Peer Group data as a reference point in evaluating program structure and pay levels for our NEOs and does not target any particular percentile for any compensation element.
As disclosed in our 2025 Proxy Statement, the Compensation Peer Group that was used to establish the 2025 compensation structure for our NEOs was established in the fall of 2024 and consisted of eleven REITs that our Compensation Committee determined were appropriate based on their implied equity market capitalization, portfolio composition and geography, number of employees, number of properties, total capitalization, and total revenue as of September 18, 2024. In the summer of 2025, our Compensation Committee reviewed the Compensation Peer Group with Ferguson Partners and determined that, due to the delisting of one peer group REIT and changes in our portfolio, three of the eleven peers should be replaced. Hudson Pacific Properties, Inc. (HPP), Paramount Group, Inc. (PGRE), and Retail Opportunity Investments Corp. (ROIC) were removed from the Compensation Peer Group and InvenTrust Properties Corp. (IVT), SmartStop Self Storage REIT, Inc. (SMA), and Veris Residential, Inc. (VRE) were added. As a result, the Compensation Peer Group established by the Compensation Committee in the fall of 2025 was as follows:

COMPENSATION PEER GROUP reviewed in connection with incentive payouts for 2025 and 2026 base salaries and compensation structure
Apartment Investment and Management Company (AIV)
Brandywine Realty Trust (BDN)
Innovative Industrial Properties, Inc. (IIPR)
InvenTrust Properties Corp. (IVT)
LTC Properties, Inc. (LTC)
LXP Industrial Trust (LXP)
Orion Office REIT Inc. (ONL)
Plymouth Industrial REIT, Inc. (PLYM)
Sila Realty Trust, Inc. (SILA)
SmartStop Self Storage REIT, Inc. (SMA)
Veris Residential, Inc. (VRE)
Our Compensation Committee’s evaluation of the compensation levels of our NEOs includes consideration of the appropriateness of proposed payouts under our annual incentive program and equity awards under our long-term incentive program. Although these payouts and awards are based on past performance, our Compensation Committee reviews data from the most recently established Compensation Peer Group in assessing the appropriateness of proposed payouts and awards, which together account for more than 70% of each of our Named Executive Officer’s total compensation. Thus, in assessing the appropriateness of the annual incentive payouts and equity awards issued in early 2026 based on performance through the end of 2025, the Compensation Committee looked at compensation data for the Compensation Peer Group established in the fall of 2025.

Elements of Compensation
Our executive compensation program for NEOs consists of base salary, an annual cash incentive opportunity and long-term equity incentive awards.
Base Salary

No increase to our CEO’s and CFO's base salary since Listing.
Base salary is intended to attract and retain executive officers and is generally based on the scope and complexity of each individual’s role and responsibilities, as well as individual performance. Base salaries are reviewed annually to assess if adjustments are appropriate.
Our Compensation Committee seeks to establish our NEOs’ base salaries at competitive levels to recognize professional growth, success and/or increased responsibilities within the Company. For 2025, base salaries for Mr. Escalante and Mr. Bitar were not increased from their 2023 levels, which were established as part of their employment agreements prior to Listing. Ms. Sitzer’s base salary was increased by 9% from 2024 to 2025, reflecting the expansion of her duties and strong performance following her promotion in 2023. Base salaries for each of our NEOs in 2024 and 2025 were as follows:

Named Executive Officer	2024 Salary	2025 Salary	% Change
Michael J. Escalante	$925,000	$925,000	—%
Javier F. Bitar	$525,000	$525,000	—%
Nina Momtazee Sitzer	$575,000	$625,000	9%

Annual Cash Incentive Program

No increase in annual incentive opportunity, as a percentage of base salary, for any of our NEOs since Listing. Negative discretion exercised to reduce CEO and CFO payouts.
Our annual cash incentive program provides variable incentive compensation, payable in cash, designed to reward our NEOs for financial and operational performance, as well as individual performance. Under the terms of their respective employment agreements, our NEOs were eligible to earn an annual cash incentive within a specified range based on a percentage of their base salary for 2025, which has remained unchanged since Listing, as follows:

Named Executive Officer	Threshold	Target	Maximum
Michael J. Escalante	175%	250%	325%
Javier F. Bitar	100%	150%	200%
Nina Momtazee Sitzer	100%	150%	200%
During the first quarter of 2025, the Compensation Committee determined that 50% of the 2025 annual cash incentive opportunity for each NEO would be based on quantitative performance measures that were set early in the year and were based on the Company's annual business plan. The remaining 50% would be based on a qualitative assessment of both Company performance and individual achievements relating to the respective named executive officer's responsibilities.
The quantitative measures, weightings, target and achievement were:

Performance Measure Category	Weighting	Target Measure	Result	Achievement Level
Capital Markets Activity
Dispositions	50%	$400 million	$955 million	Maximum
Rationale: Dispositions were a top priority for the Company to reposition the portfolio, generate capital for debt reduction, and fund new investments. Management was expected to strategically sell non-core assets over time, focusing on maximizing the value of each asset individually.

Acquisitions	20%	$75 million	$96 million	Maximum
Rationale: External growth was a key component of our strategy. Management was expected to prioritize acquiring high-quality outdoor storage assets.
Asset Management
IOS portfolio acquired in 2024 (“IOS Portfolio”)	15%	Increase percentage of leased usable acres for the IOS Portfolio over the period from December 31, 2024 to December 31, 2025 by 6 percentage points	10.5 percentage points increased	Maximum
Rationale: Managing the IOS Portfolio was a key responsibility. The percentage of leased usable acres reflects management's ability to drive internal growth through effective asset management.
Balance Sheet Management
Net Debt/Adjusted EBITDAre*	15%	<7.1x to be measured at December 31, 2025	5.4x	Maximum
Rationale: Debt reduction was a top priority, with management expected to reduce leverage to strengthen our balance sheet.
* The Balance Sheet goal originally set was Net Debt/Normalized EBITDAre of <7.5x. Early in 2025, the Company replaced the non-GAAP measure Normalized EBITDAre with Adjusted EBITDAre, as previously disclosed in the Company’s earnings materials for the first quarter of 2025. Reflecting this change, the Balance Sheet goal and results are presented in this Form 10-K/A as Net Debt/Adjusted EBITDAre.
Based on these results, the Compensation Committee determined that the Company's performance supported a payout equal to maximum on the quantitative measures.
With respect to the qualitative measures, the Compensation Committee, after discussion with Mr. Escalante, assessed the Company’s performance and individual performance on a qualitative basis and determined that Ms. Sitzer's performance warranted payout at maximum. In addition, despite achievements by Mr. Escalante and Mr. Bitar that exceeded target expectations, the Committee exercised its discretion to maintain total payouts for both executives consistent with the prior year at the target performance level. In making this determination, and after considering the totality of relevant factors, the Committee placed greater emphasis on overall compensation positioning relative to peers, together with broader expense management considerations. Other factors considered in evaluating 2025 performance included:
•During 2025, management successfully executed a transformation of the Company into a pure-play industrial REIT with a strategic focus on the IOS sector. The transition involved a full exit from the office sector, deliberately sequenced to support leverage reduction and IOS acquisitions.
•Concurrent with the disposition program, management established Peakstone as a credible and active IOS buyer, executing disciplined acquisitions that expanded the Company’s IOS footprint while building access to a deep IOS pipeline.
•Management also prioritized balance sheet strength, deploying disposition proceeds to meaningfully reduce leverage while maintaining liquidity and financial flexibility, further supporting the durability of the repositioned platform.
•Throughout the year, management demonstrated specialized operating and leasing expertise required for IOS and strengthened the organization to support the practical demands of owning and operating IOS assets, including aligning people, systems, and processes.
•Management prioritized clear, consistent, and disciplined communication as a core component of the transformation, recognizing that building trust in the strategy was critical as the Company deliberately shifted its focus and capital toward IOS, a developing asset class requiring investor understanding and confidence in the long-term thesis.
•Finally, the Company’s stock price increased by approximately 30%, from $11.07 per share at December 31, 2024 to $14.35 per share at December 31, 2025.
As a result of these determinations, payments made in respect of the 2025 Annual Cash Incentive award were as follows:

Named Executive Officer	Target Award Opportunity ($)	2025 Annual Cash Incentive Payout ($)	2025 Annual Cash Incentive Payout (% of Target)	2024 Annual Cash Incentive Payout ($)	% Change
Michael J. Escalante	$2,312,500	$2,312,500	100%	$2,312,500	—%
Javier F. Bitar	$787,500	$787,500	100%	$787,500	—%
Nina Momtazee Sitzer	$937,500	$1,250,000	133%	$1,150,000	9%

In addition to the amounts paid under the Annual Cash Incentive Program, Ms. Sitzer was awarded a discretionary cash bonus of $1.0 million in recognition of her extraordinary effort in the successful outcome of the deliberate and complex portfolio transition executed in 2025, exceeding the Company's initial expectations.
Long-Term Incentive Program (Equity-Based Compensation)
At the conclusion of, or shortly following the completion of each fiscal year, the Compensation Committee may grant equity-based awards to the Company’s NEOs based on performance for that year. In determining the value of these awards, the Compensation Committee considers the prior year’s operational and financial performance, individual performance of each NEO, and stock price and return performance for our shareholders. Potential equity-based awards are also reviewed relative to the Compensation Peer Group to ensure that our program remains appropriately aligned.
2025 Grants Relating to 2024 Performance
In January and February 2025, the Compensation Committee, after consultation with Ferguson Partners and Mr. Escalante, applied a simplified pay-for-performance approach in determining year-end 2024 equity awards that considered the significant company and individual performance accomplishments, stock price performance and alignment with shareholder experience.
Following these discussions, the Compensation Committee determined, in agreement with Mr. Escalante, that year-end 2024 equity awards for Mr. Escalante and Mr. Bitar (granted in early 2025) would consist of approximately the same number of RSUs as were granted for the year-end 2023 equity awards (granted in early 2024), resulting in an overall year-over-year reduction in value of the equity awards granted to Mr. Escalante and Mr. Bitar that aligned with the change in the Company’s stock price at that time. For Ms. Sitzer, in consideration of her significant individual performance accomplishments following her promotion and her continuing to assume additional responsibilities, the value of the year-end 2024 equity award was held flat year-over-year, resulting in an increase in the number of RSUs awarded in comparison to the prior year.
In early 2025, the Compensation Committee approved the 2025 incentive equity awards set forth in the table below based on 2024 performance. These time-vesting RSUs were granted on March 7, 2025 and vest in equal, one-third installments, on December 15, 2025, 2026 and 2027, provided that the applicable NEO remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU award agreement and/or respective employment agreement, as applicable. The RSU awards include distribution equivalent rights that entitle the applicable NEO to payments in respect of dividends on our common shares as if such awards had been issued on January 1, 2025.

Named Executive Officer	Value of RSUs ($)(1)	Number of RSUs(2)
Michael J. Escalante	$2,640,890	217,000
Javier F. Bitar	$754,540	62,000
Nina Momtazee Sitzer	$1,000,000	82,169

(1)    The value of RSUs granted to Messrs. Escalante and Bitar was determined by multiplying the number of RSUs awarded by the per share closing price of our common shares on the date of grant ($12.17 per share).
(2)    The number of RSUs granted to Ms. Sitzer was determined by dividing the dollar denominated value of the award by the per share closing price of our common shares on the date of grant ($12.17 per share).
The RSUs will be settled in common shares, as more fully described below, in accordance with the terms of the respective RSU award agreements and/or respective employment agreements, as applicable. Each RSU represents a contingent right to receive one common share when so settled.

2026 Grants Relating to 2025 Performance

No increase in value of long-term equity awards granted in early 2026 based on 2025 performance over awards granted in early 2025 based on 2024 performance.
In January 2026, the Compensation Committee considered our 2025 performance results and business achievements, including our strengthened balance sheet and portfolio restructuring. After consultation with Ferguson Partners and Mr. Escalante (other than with respect to his own award), the Compensation Committee determined to grant RSUs in 2026 in respect of 2025 performance at the same dollar value as RSUs granted in 2025 in respect of 2024 performance.
On January 14, 2026, the Compensation Committee granted to Mr. Escalante, Mr. Bitar and Ms. Sitzer the incentive equity awards set forth in the table below. Pursuant to the terms of grant, these time-vesting restricted stock units (“RSUs”) vest in three equal annual installments, on December 15, 2026, 2027 and 2028, provided that the applicable NEO remains continuously employed by us on each such date, subject to certain accelerated vesting provisions as provided in the respective RSU award agreement and/or respective employment agreement, as applicable. The RSU awards include distribution equivalent rights that entitle the applicable NEO to payments in respect of dividends paid on our common shares as if such awards had been issued on January 1, 2026.

Named Executive Officer	Value of RSUs ($)	Number of RSUs
Michael J. Escalante	$2,640,890	185,066
Javier F. Bitar	$754,540	52,876
Nina Momtazee Sitzer	$1,000,000	70,077

(1)    The number of RSUs granted was determined by dividing the dollar denominated value of the award by the per share closing price of our common shares on the grant date ( $14.27 per share).
The RSUs will be settled in common shares, as more fully described below, in accordance with the terms of the respective RSU award agreements and/or respective employment agreements, as applicable. Each RSU represents a contingent right to receive one common share when so settled.

Other Practices and Policies
Equity Ownership Guidelines
To further align management and shareholder interests and discourage inappropriate or excessive risk-taking, our Corporate Governance Guidelines require each executive officer to hold a substantial equity stake in the Company. The guidelines anticipate that within five years of the later of April 13, 2023 and the date any new executive officer first becomes subject to the applicable ownership level the executive will hold sufficient shares to satisfy the requirement and will continuously own sufficient shares to satisfy the guidelines thereafter. The multiples of base salary that the guidelines require are as follows:

Executive Level	Equity Ownership Level
Chief Executive Officer	5x base salary
All Other Executive Officers	3x base salary
Under the guidelines, the following securities are included in the determination of equity ownership: (a) common and preferred shares of the Company; (b) other securities convertible into common shares of the Company, including limited partnership units in the Operating Partnership; (c) time-based restricted shares or RSUs (whether vested or unvested); and (d) earned performance-based restricted shares or RSUs (whether or not subject to time-based vesting). In addition, an executive officer’s holdings include shares held indirectly or jointly and any shares held under a deferral or similar plan. For purposes of the guidelines, equity ownership is assessed at the beginning of each calendar year using the greater of (i) the highest closing share price during the prior year or (ii) the closing share price on the first trading day of the new year to calculate the value of each executive’s holdings.
Policy for Recovery of Erroneously Awarded Compensation
Effective as of October 2, 2023, the Compensation Committee and our Board of Trustees adopted a Policy for Recovery of Erroneously Awarded Compensation in compliance with the NYSE listing rules. The policy requires our executive officers (including our named executive officers and our Chief Accounting Officer) to repay certain incentive-based compensation granted, earned or vested during the preceding three-year period in the event the Company is required to prepare a financial restatement to correct material noncompliance with any financial reporting requirement under the securities laws. A copy of the policy may be found as Exhibit 97.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Anti-Hedging and Anti-Pledging Policy
Our Insider Trading Policy strictly prohibits our and our subsidiaries’ trustees, officers and employees, including our Non-Employee Trustees and our executive officers (including our named executive officers) from engaging in, or entering into, an agreement, understanding or arrangement to engage in, the following transactions: (i) trading in call or put options involving the Company’s securities and other derivative securities, (ii) engaging in short sales of the Company’s securities, (iii) holding the Company’s securities in a margin account, (iv) all forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, and (v) pledging the Company’s securities to secure margin or other loans, except for such pledges in effect as of the date of initial adoption of the Policy and as otherwise approved by the Board of Trustees of the Company.
Group Welfare Benefit Plans
Each of our NEOs is eligible to participate in all of our group welfare benefit plans on the same basis as our other employees. In addition, pursuant to the terms of Mr. Escalante’s employment agreement, in 2025 we paid the full cost of coverage under the Company’s group medical plan for Mr. Escalante’s spouse and dependent children.
Employment and Severance Arrangements
We have entered into employment agreements with our NEOs that provide for various severance and change in control benefits and other terms and conditions of employment, described in further detail in “Potential Payments Upon Termination or Change in Control” below.

Qualified Retirement (401(k)) Plan
Our employees, including our NEOs participate in a qualified retirement (401(k)) plan that provides for “safe harbor” nonelective contributions whereby the Company contributes to the plan on behalf of each eligible employee, including our NEOs, in an amount equal to 3% of the employee’s gross income excluding bonuses, subject to IRS limits, whether or not the employee contributes to the plan. Employees are immediately vested in these contributions. All participants are eligible to make regular deferral contributions and participants aged 50 or over by the end of the taxable year are also entitled to make catch-up contributions, in each case subject to IRS limits. The Company may also elect to make additional discretionary non-elective contributions, subject to the IRS limit on combined total contributions by the participant and the Company, which was $70,000 for those under age 50 in 2025.
Executive Deferred Compensation Plan
We also maintain an Executive Deferred Compensation Plan, which enables our NEOs and other highly compensated employees who have at least one year of service with the Company to defer receipt of up to 50% of their base salary and 90% of any incentive bonus each year. See “Nonqualified Deferred Compensation” below for additional information about our Executive Deferred Compensation Plan.
Stock Option Grants
The Company does not currently grant, and does not currently have outstanding, any stock options, share appreciation rights (“SARs”) or any similar awards with “option-like” features and therefore has not adopted a policy regarding the timing of any such awards in connection with the disclosure of material non-public information of the Company.
Tax Considerations
Section 162(m) of the Internal Revenue Code disallows a tax deduction for any publicly held corporation for individual compensation exceeding $1 million in any taxable year for certain executive officers. In approving the amount and form of compensation for our NEOs in the future, the Compensation Committee will consider all consequences of providing such compensation, including the potential impact to the Company of Section 162(m) of the Code. As a REIT, we generally are entitled to a deduction from our taxable income for dividends that we pay currently to our shareholders. To meet the REIT requirements and to eliminate our income tax liability at the REIT level, we generally distribute all, and sometimes more than all, of our taxable income. If we distribute amounts to shareholders in excess of our tax earnings and profits, those excess amounts are a return of capital to our shareholders for tax purposes, rather than taxable dividends. Thus, any non-deductibility of compensation paid by us is not expected to result in increased tax liability to the Company, but might require us to make increased distributions to shareholders or might result in a greater portion of our distributions being taxable to shareholders as dividends (rather than as a return of capital).

EXECUTIVE COMPENSATION NARRATIVE AND TABLES

SUMMARY COMPENSATION TABLE
The following table sets forth a summary of all compensation earned by, awarded to, or paid to, as applicable, each of our NEOs in the fiscal years ended December 31, 2025, 2024 and 2023.

Name and principal position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	All Other Compensation(4) ($)	Total Compensation ($)
Michael J. Escalante Chief Executive Officer and President	2025	925,000	—	2,640,890	2,312,500	315,610	6,194,000
	2024	925,000	—	3,500,000	2,312,500	425,431	7,162,931
	2023	925,000	—	3,499,976	3,006,250	412,631	7,843,857
Javier F. Bitar Chief Financial Officer and Treasurer	2025	525,000	—	754,540	787,500	202,854	2,269,894
	2024	525,000	—	999,995	787,500	186,356	2,498,851
	2023	525,000	—	999,974	1,050,000	183,893	2,758,867
Nina Momtazee Sitzer Chief Operating Officer, Chief Legal Officer, and Secretary	2025	625,000	1,000,000	999,997	1,250,000	293,496	4,168,493
	2024	575,000	—	999,995	1,150,000	206,140	2,931,135
	2023	500,000	—	999,974	1,000,000	166,259	2,666,233

(1)    2025 amount in the Bonus column for Ms. Sitzer reflects a discretionary cash bonus, as discussed on page 24.
(2)    2025 amounts in the Stock Awards column reflect the aggregate grant date fair value of RSUs granted on March 7, 2025, calculated in accordance with FASB ASC Topic 718 based on the closing price of a share on the date of grant. These awards vest in three equal annual installments on December 15, 2025, 2026 and 2027. Additional information regarding these awards appears under the heading “Compensation Discussion and Analysis—Elements of Compensation-Long-Term Incentive Program (Equity-Based Compensation)”.
(3)    2025 amounts in the Non-Equity Incentive Plan Compensation column reflect the annual cash incentive earned by our NEOs with respect to 2025 performance which was paid to Ms. Sitzer on December 26, 2025 and to Messrs. Escalante and Bitar in the first quarter of 2026 based on the Compensation Committee’s determination of the NEO’s achievement relative to the performance measures established for 2025, as discussed under the heading “Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Program”.
(4)    The following table sets forth the amount of each item contained in All Other Compensation paid to, or on behalf of, our NEOs during the fiscal year ended December 31, 2025. Amounts for each item of compensation shown below are valued based on the aggregate incremental cost to the Company, in each case without taking into account the value of any income tax deduction for which we may be eligible.

Name	Employer Contribution to DCP(a) ($)	Employer Contributions to 401(k) Plan(b) ($)	Distribution Equivalent Payments on RSUs ($)	Reimbursement of Health Insurance Premiums(c) ($)	Company-Paid Life Insurance Premiums ($)	Total Other Compensation ($)
Michael J. Escalante	—	69,150	230,207	14,259	1,994	315,610
Javier F. Bitar	65,625	69,150	65,773	—	2,306	202,854
Nina Momtazee Sitzer	143,750	69,150	78,211	—	2,385	293,496

(a)    For a description of the employer contributions to the Company’s Executive Deferred Compensation Plan, see “NonQualified Deferred Compensation” at page 33.
(b)    For a description of the employer contributions to the Company’s 401(k) Plan, see “Qualified Retirement (401(k)) Plan” at page 28.
(c)    Amounts reflect the payment of premiums under the Company’s group medical plan for Mr. Escalante and his spouse and dependent children.
GRANTS OF PLAN-BASED AWARDS
The following table summarizes all grants of plan-based awards made to our NEOs in 2025.

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All other stock awards: number of shares of stock or units(2) (#)	Grant date fair value of stock and option awards(3) ($)
		Threshold ($)	Target ($)	Maximum ($)
Michael J. Escalante		1,618,750	2,312,500	3,006,250
	3/7/2025				217,000	2,640,890
Javier F. Bitar		525,000	787,500	1,050,000
	3/7/2025				62,000	754,540
Nina Momtazee Sitzer		625,000	937,500	1,250,000
	3/7/2025				82,169	999,997

(1)    Amounts represent threshold, target and maximum annual bonus opportunities for our NEOs with respect to 2025 performance. For a description of our annual bonus program, please see “Compensation Discussion and Analysis—Elements of Compensation—Annual Cash Incentive Program” at page 22. The annual cash incentive payouts earned by our NEOs for performance in 2025 are included in “Non-Equity Incentive Compensation” in the Summary Compensation Table for 2025.
(2)    Amount represents RSUs with respect to 2024 performance, which were granted March 7, 2025, one-third of which vested on December 15, 2025, and the balance vesting equally on each of December 15, 2026, and December 15, 2027, based on continued service.
(3)    Reflects the aggregate grant date fair value of RSUs granted on March 7, 2025, calculated in accordance with FASB ASC Topic 718 based on the closing price of a share on the date of grant. Additional information regarding these awards appears under the heading “Compensation Discussion and Analysis-Elements of Compensation—Long-Term Incentive Program (Equity-Based Compensation)” at page 24.
Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table
Employment Agreement with Our Chief Executive Officer
The Company is party to an Amended and Restated Employment Agreement, dated March 23, 2023, with Michael J. Escalante, who serves as our Chief Executive Officer (the “Escalante Agreement”) that became effective as of the Listing. The Escalante Agreement provides that Mr. Escalante will serve as Chief Executive Officer and President for an initial term of five years commencing on the date of the Listing and will automatically renew for additional one year periods thereafter, unless either the Company or Mr. Escalante provides advance written notice of its or his intent not to renew or unless sooner terminated. Pursuant to the terms of the Escalante Agreement, Mr. Escalante is entitled to, among other things:

•an initial annual base salary (“Base Salary”) equal to $925,000, subject to annual review for increase (but not decrease) by our Board of Trustees or a committee thereof;
•eligibility for an annual cash bonus (“Incentive Bonus”) for 2023 with threshold, target and maximum award opportunity levels of 175%, 250% and 325%, respectively, of the Base Salary established for such year. The threshold, target and maximum award opportunity levels of annual Incentive Bonus opportunity for 2024 and each year thereafter will be established by the Compensation Committee in its sole discretion; and
•eligibility to receive equity awards, as determined by the Compensation Committee in its sole discretion.
The Escalante Agreement provides for payments and benefits upon termination of employment as described under “Potential Payments Upon Termination or Change in Control—Employment Agreement with Our Chief Executive Officer.”
The Escalante Agreement also provides that Mr. Escalante is subject to customary non-compete, non-disparagement and other restrictive covenants.
Employment Agreements with Our Other Named Executive Officers
On March 23, 2023, the Company entered into an Amended and Restated Employment Agreement with each of Javier F. Bitar (the “Bitar Agreement”) and Nina Momtazee Sitzer (the “Sitzer Agreement,” and together with the Bitar Agreement, the “Executive Employment Agreements”) that became effective as of the date of the Listing.
Pursuant to the Executive Employment Agreements, Mr. Bitar continued to serve as the Company’s Chief Financial Officer and Ms. Sitzer was appointed the Company’s Chief Legal and Administrative Officer and Executive Vice President - Operations, in each case, for an initial term of five years commencing on the date of the Listing and subject to automatic renewal for additional one year periods thereafter, unless either the Company or the executive provides advance written notice of intent not to renew or unless sooner terminated. Since June 23, 2023, Ms. Sitzer has served as our Chief Operating Officer, Chief Legal Officer and Secretary.
The Executive Employment Agreements provide for:
•an initial annual Base Salary of $525,000 and $500,000 for Mr. Bitar and Ms. Sitzer, respectively, subject to annual review for increase (but not decrease) by our Board of Trustees or a committee thereof;
•eligibility for an annual Incentive Bonus opportunity for 2023 at the threshold, target and maximum award opportunity levels of 100%, 150%, and 200%, respectively, of the Base Salary established for such year, with eligibility for an annual Incentive Bonus opportunity for 2024 and each year thereafter at threshold, target and maximum award opportunity levels to be established by the Compensation Committee in its sole discretion; and
•eligibility to receive equity awards to be determined by the Compensation Committee in its sole discretion.
The Executive Employment Agreements also provide for payments and benefits upon termination of employment as described under “Potential Payments Upon Termination or Change in Control—Employment Agreements with Our Other Named Executive Officers.”

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
DECEMBER 31, 2025
The following table presents information about our NEOs’ outstanding equity awards as of the fiscal year ended December 31, 2025.

	Stock Awards
Name	Number of shares or units of stock that have not vested(1) (#)	Market value of shares or units of stock that have not vested(2) ($)
Michael J. Escalante	216,996	3,113,893
Javier F. Bitar	61,999	889,686
Nina Momtazee Sitzer	75,445	1,082,636

(1)    Market value was determined based on the $14.35 per share closing price of our common stock on December 31, 2025.
(2)    Shares that had not yet vested as of fiscal year end include RSUs granted in 2024 that vest in three equal annual installments beginning on December 31, 2024 and RSUs granted in 2025 that vest in three equal annual installments beginning on December 15, 2025, in each case provided the NEO remains continuously employed by us on the applicable vesting date, subject to certain accelerated vesting provisions as provided in the respective award agreement for the RSUs and/or the NEO’s employment agreement, as applicable. The specific vesting dates and number of shares vesting on each such vesting date for each of our NEOs are as follows:

	Vesting Dates	Mr. Escalante	Mr. Bitar	Ms. Sitzer
2026	December 15, 2026	72,334	20,667	27,390
	December 31, 2026	72,329	20,666	20,666
2027	December 15, 2027	72,333	20,666	27,389

2025 OPTION EXERCISES AND STOCK VESTED
The following table sets forth summary information concerning the vesting of stock awards for each of the NEOs during the fiscal year ended December 31, 2025. The Company does not have any options outstanding and the NEOs did not exercise any such options.

	Stock Awards
Name	Number of shares acquired on vesting (#)	Value realized on vesting(1) ($)
Michael J. Escalante	166,985	2,378,106
Javier F. Bitar	47,710	679,451
Nina Momtazee Sitzer	53,968	769,218

(1)    Value realized upon vesting is calculated as the gross number of shares that vested on the applicable vesting date (including shares withheld to satisfy tax obligations) multiplied by the per share closing price of our common stock on the NYSE on the vesting date (or if such date was not a trading day, then the last trading day immediately prior thereto).

NONQUALIFIED DEFERRED COMPENSATION
Executive Deferred Compensation Plan
Our Executive Deferred Compensation Plan allows our NEOs and other highly compensated employees who have at least one year of service with the Company to defer receipt of up to 50% of their base salary and 90% of any incentive bonus each year. The Company may make discretionary and/or matching contributions on behalf of participants pursuant to the terms of the plan. For 2025, the Company provided a contribution of 5% of base salary plus incentive bonus for each participant in our Executive Deferred Compensation Plan who had deferred an amount equal to at least 10% of their base salary plus incentive bonus.
Participants’ accounts increase or decrease based on the deemed investment of the account balances in one or more hypothetical investment options selected by the participant and are credited or debited in accordance with earnings or losses based on the actual financial performance of such hypothetical investment options. Participants elect from hypothetical investment options that are made available by the Company.
Generally, participants are entitled to receive a distribution of their vested accounts upon a termination of employment (including by reason of disability or death). However, participants may elect to receive all or a portion of their own voluntary contributions and earnings on such voluntary contributions (but not the employer contributions or earnings thereon) on a specified date or dates that is or are at least three calendar years from the year in which the amounts were earned (an “In-Service Distribution”). Participants are fully vested immediately in their own voluntary contributions and earnings on such voluntary contributions, and the employer contributions vest in one-third increments on each of the second, third and fourth anniversaries of the first day of the plan year in which such contribution is made. Notwithstanding the foregoing, employer contributions vest in full upon (i) the participant’s death, (ii) attaining the age of 60 years old and 10 years of service (as defined in the plan) with the Company, or (iii) at the discretion of our Compensation Committee. In the event of a participant’s termination of employment for “cause,” all of the participant’s vested and unvested employer contributions are automatically forfeited.
Distributions from the plan are made in accordance with the plan as soon as administratively feasible, but no later than 90 days following the date on which the participant is entitled to receive the distribution, except in the event of an In-Service Distribution or a retirement. Distributions in the event of an In-Service Distribution or retirement will be made in accordance with the participant’s distribution elections. Contributions to the plan and earnings on such contributions are tax deferred but are subject to the claims of general creditors of the Company.
The following table shows the NEO contributions, the Company contributions, earnings and account balances for the NEOs in our Executive Deferred Compensation Plan.

Name	NEO Contributions in Last FY (2025)(1) ($)	Registrant Contributions in Last FY (2025)(2) ($)	Aggregate Earnings (Losses) in Last FY (2025)(3) ($)	Aggregate Withdrawals/ Distributions in Last FY ($)	Aggregate Balance at Last FYE (December 31, 2025)(4) ($)
Michael J. Escalante
Deferred Compensation	—	—	123,843	509,306	3,257,233
Javier F. Bitar
Deferred Compensation	131,250	65,625	115,487	314,609	1,172,485
Nina Momtazee Sitzer
Deferred Compensation	287,462	143,750	117,722	193,618	1,242,748
(1)    NEO Contributions in Last FY (2025) represents voluntary executive contributions from 2025 salary and/or annual cash incentive award.
(2)    Registrant Contributions in Last FY (2025) are included in “All Other Compensation” in the Summary Compensation Table for 2025 for the respective NEOs.
(3)    Aggregate Earnings (Losses) in Last FY (2025) represents investment earnings (losses) for 2025 under the Executive Deferred Compensation Plan. These amounts are not included in the Summary Compensation Table as they do not qualify as above market or preferential earnings.
(4)    Aggregate Balance at Last FYE (December 31, 2025) represents the aggregate balance of the NEOs’ accounts under the Executive Deferred Compensation Plan as of December 31, 2025, and includes the vested and unvested amounts for each NEO. Amounts in this column, other than earnings/losses on deferred amounts, have all been previously disclosed in Summary Compensation Tables in our prior proxy statements (to the extent the NEO was an NEO in prior proxy statements) or in Column (1) above.
POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL
As described above, we have previously entered into employment agreements with each of our NEOs. Such agreements provide our NEOs with, among other things, base salary, annual cash incentive opportunity and certain payments at, following and/or in connection with certain terminations of employment or a change in control involving the Company. As used below, the terms “Cause,” “Change in Control,” “Disability” and “Good Reason” shall have the respective meanings set forth in the respective employment agreements and award agreements, as applicable.
Employment Agreement with Our Chief Executive Officer
Under the Amended Escalante Agreement, Mr. Escalante is entitled to payments and benefits upon termination of employment as follows:
•Death or Disability:
•base salary earned but not paid as of the termination date, any Incentive Bonus earned by Mr. Escalante for the prior calendar year but not yet paid, reimbursement for unpaid expenses to which Mr. Escalante is entitled to reimbursement, and any accrued or vested compensation or benefits to which Mr. Escalante is entitled under any benefits plans (collectively, the “Accrued Obligations”);
•the Incentive Bonus for the calendar year in which the termination occurs, pro-rated for the amount of time Mr. Escalante was employed during such calendar year, assuming target performance;

•a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Amended Escalante Agreement);
•the automatic vesting of all outstanding equity awards held by Mr. Escalante as of immediately prior to his termination, assuming target performance for any performance period that has not yet ended (the “Equity Award Vesting”); and
•the vesting in full of Mr. Escalante’s account under our Executive Deferred Compensation Plan.
•Without Cause or with Good Reason (no Change in Control or Liquidation Event Benefit):
•the Accrued Obligations;
•a pro-rated Incentive Bonus for the calendar year in which such termination occurs (assuming target individual performance and actual Company performance), pro-rated for the amount of time Mr. Escalante was employed during such calendar year;
•a lump sum payment equal to three times the sum of (A) his base salary then in effect plus (B) the average of Mr. Escalante’s target Incentive Bonus for the prior two calendar years preceding the year in which such termination occurs (the “Average Incentive Bonus”);
•a lump sum payment equal to 24 months of Healthcare Benefits (as defined in the Amended Escalante Agreement);
•the Equity Award Vesting; and
•the vesting in full of Mr. Escalante’s account under our Executive Deferred Compensation Plan.
•Termination by the Company without Cause or by Mr. Escalante with Good Reason within six months preceding or 12 months following a Change in Control of the Company:
all of the benefits and payments described in the paragraph “Without Cause or with Good Reason” above, except that (i) Mr. Escalante’s pro-rated Incentive Bonus will be calculated using the greater of actual Company performance or target Company performance (the “Change in Control Pro Rata Calculation”), and (ii) the Healthcare Benefits will be calculated to cover 36 months.
•Change in Control without Termination of Employment:
the automatic vesting of all outstanding equity awards held by Mr. Escalante as of the date immediately prior to a Change in Control, provided that to the extent any such awards were subject to performance-based vesting requirements, performance will be assumed to be at the greater of target or actual performance for any performance period that has not yet ended.
•Liquidation Event Benefit:
Following the occurrence of a Liquidation Event (as defined in the Amended Escalante Agreement to include the earlier of the Board of Trustees’ approval of a plan of liquidation or dissolution of the Company or the total combined book value of the assets of the Company, along with the Company’s management and operating companies, falling below $250 million) if: (A) the term of the Amended Escalante Agreement expires (other than due to Mr. Escalante’s election not to renew), (B) Mr. Escalante is terminated by the Company without Cause (as defined in the Amended Escalante Agreement), (C) Mr. Escalante terminates for Good Reason (as defined in the Amended Escalante Agreement) within six months preceding or 12 months following a Change in Control, or (D) Mr. Escalante terminates for Good Reason, other than for a Duty Diminution (as defined in the Amended Escalante Agreement) ((A) – (D) a “Liquidation Event Termination”), Mr. Escalante will receive all of the payments and benefits due in connection with an involuntary termination that occurs within six months preceding or 12 months following a Change in Control of the Company, as set forth in the third item above. In addition, pursuant to the Amended Escalante Agreement, the Company must reserve sufficient assets to pay such amounts promptly upon such Liquidation Event.
Employment Agreements with Our Other Named Executive Officers
The payments and benefits payable to Mr. Bitar and Ms. Sitzer upon termination of employment under the Amended Executive Employment Agreements are substantially similar to such terms of the Amended Escalante Agreement except as noted below:
•Upon termination for Death or Disability, Mr. Bitar or Ms. Sitzer will receive a lump sum payment equal to 18 months of Healthcare Benefits.
•Upon termination Without Cause or with Good Reason, Mr. Bitar or Ms. Sitzer will receive a lump sum payment equal to 1.5 times the sum of (i) his or her base salary plus (ii) Average Incentive Bonus (as described above) as well as a lump sum payment equal to 18 months of Healthcare Benefits.
•Upon termination within six months preceding or 12 months following a Change in Control, Mr. Bitar or Ms. Sitzer will receive a lump sum payment equal to 2.5 times the sum of (i) his or her base salary plus (ii) Average Incentive Bonus (as described above) as well as a lump sum payment equal to 30 months of Healthcare Benefits.
Summary of Potential Payments Upon Termination or Change in Control
The following table summarizes the payments that would be made to Mr. Escalante, Mr. Bitar and Ms. Sitzer upon the occurrence of certain qualifying terminations of employment or a change in control, assuming that such NEO’s termination of employment with the Company or such change in control occurred on December 31, 2025. Amounts shown in the table below do not include (1) accrued but unpaid base salary, (2) deductions for federal, state and/or excise tax obligations, (3) previously vested amounts under our Executive Deferred Compensation Plan, or (4) other benefits earned or accrued by the NEO during his or her employment that are available to all salaried employees.

Name	Benefits	Death or Disability ($)	Termination without Cause or Resignation with Good Reason (no Change in Control or Liquidation Event Termination) ($)	Termination without Cause or Resignation with Good Reason in connection with a Change in Control or Liquidation Event Termination; Expiration of Term following Liquidation Event ($)	Change in Control without Termination of Employment ($)
Michael J. Escalante	Pro Rated Incentive Bonus for year in which termination occurs	2,312,500	3,006,250	3,006,250	—
	Base Severance Payment	—	9,712,500	9,712,500	—
	Accelerated Vesting of RSUs(1)	3,113,893	3,113,893	3,113,893	3,113,893
	Other(2)	101,145	101,145	151,718	—
	Total	5,527,538	15,933,788	15,984,361	3,113,893
Javier F. Bitar	Pro Rated Incentive Bonus for year in which termination occurs	787,500	1,050,000	1,050,000	—
	Base Severance Payment	—	1,968,750	3,281,250	—
	Accelerated Vesting of RSUs(1)	889,686	889,686	889,686	889,686
	Other(2)(3)	361,861	361,861	381,173	—
	Total	2,039,047	4,270,297	5,602,109	889,686
Nina Momtazee Sitzer	Pro Rated Incentive Bonus for year in which termination occurs	937,500	1,250,000	1,250,000	—
	Base Severance Payment	—	2,146,875	3,578,125	—
	Accelerated Vesting of RSUs(1)	1,082,636	1,082,636	1,082,636	1,082,636
	Other(2)(3)	507,130	507,130	557,770	—
	Total	2,527,266	4,986,641	6,468,531	1,082,636

(1)    Calculated based on the closing price of a share of Company common stock on December 31, 2025 ($14.35 per share).
(2)    Includes company-paid healthcare coverage pursuant to the terms of the NEOs’ respective employment agreements.
(3)    Includes accelerated vesting of unvested amounts in Mr. Bitar’s and Ms. Sitzer’s accounts under our Executive Deferred Compensation Plan pursuant to the Executive Deferred Compensation Plan or the Amended Executive Employment Agreements, as applicable. Mr. Escalante was fully vested in his account under our Executive Deferred Compensation Plan as of December 31, 2025.
For purposes of the table above, we have made the following assumptions where applicable:

•The date of the applicable triggering event is December 31, 2025.
•The payments are based on the terms of the NEOs’ respective employment agreements as of December 31, 2025 and the applicable award agreements governing unvested equity awards;
•The NEOs’ respective RSU awards were not assumed, continued, converted or replaced with a substantially similar award by the Company or a successor entity or its parent or subsidiary in connection with a Change in Control;
•There is no earned, accrued but unpaid Annual Cash Incentive Award for the prior year;
•The pro rata bonus is the maximum amount payable for the annual cash incentive;
•The Section 280G “best pay” cap under the Amended Escalante Agreement or the Amended Executive Employment Agreements would not apply; and
•The premiums for the NEO’s health plan coverage, life insurance, long-term disability insurance and accidental death and dismemberment insurance is constant throughout the year.
CEO PAY RATIO
In accordance with Item 402(u) of Regulation S-K, we determined the ratio of the annual total 2025 compensation of Mr. Escalante, our Chief Executive Officer, relative to the annual total 2025 compensation of our median employee.
We selected our median employee based on our population of 39 full-time and part-time employees (excluding the Chief Executive Officer) as of December 31, 2025. To identify the “median employee” we used a consistently applied compensation measure for all employees that included the sum of the following 2025 compensation elements: annualized base salary, actual cash bonus received, actual equity-based awards granted in 2025 and all other compensation, including employer contributions to the 401(k) profit sharing plan. The 2025 annual total compensation for the median-compensated employee, calculated according to the same SEC rules we used to determine total compensation for our NEOs, as reported in the Summary Compensation Table, was estimated to be $234,638.
Mr. Escalante’s annual total compensation for 2025 was $6,194,000 as reflected in the Summary Compensation Table on page 29. Therefore, our Chief Executive Officer to median employee pay ratio is approximately 26:1.

COMPENSATION OF TRUSTEES
Pursuant to the Company’s Non-Employee Trustee Compensation Policy (as amended, the “Trustee Compensation Policy”), our Non-Employee Trustees are compensated for their service as follows:

	Annual Cash Retainer(1) ($)	Value of Annual Equity Award(2) ($)
Each Non-Employee Trustee	90,000	90,000
Supplement for
Non-Executive Chairperson	60,000	60,000
Audit Committee Chair	20,000
Compensation Committee Chair	15,000
Nominating and Corporate Governance Committee Chair	15,000
(1)Retainers are pro-rated for any partial year during which the trustee serves on the Board of Trustees or in the applicable role.
(2)Annual Equity Awards are granted on the date of our annual meeting of shareholders. Awards granted on the date of our 2025 annual meeting were in the form of RSUs, 50% of which vested immediately upon grant and 50% of which vest on the earlier of the one-year anniversary of the grant date and the date of our next annual meeting of shareholders. Trustee RSU awards include distribution equivalent rights that entitle the trustee to a payment in respect of dividends paid on our common shares.
We do not pay separate meeting fees for attendance at our Board of Trustees or committee meetings. All trustees receive reimbursement for reasonable out-of-pocket expenses incurred in connection with attendance at meetings of our Board of Trustees.
The following table shows the value of all compensation paid to our non-employee Trustees during the fiscal year ended December 31, 2025.

Name	Fees Earned or Paid in Cash ($)	Stock Awards(1) ($)	Other Compensation(2) ($)	Total ($)
Carrie DeWees	90,000	90,010	4,820	184,830
Jeffrey Friedman	90,000	90,010	4,820	184,830
Samuel Tang	125,000	90,010	4,820	219,830
Casey Wold	165,000	150,021	8,033	323,054
(1)    The amounts shown in the Stock Awards column reflect the grant date fair value of RSUs granted to each of our non-employee trustees calculated in accordance with ASC Topic 718. As of December 31, 2025, the non-employee trustees who served during 2025 held the following numbers of unvested RSUs: Ms. DeWees—3,653; Mr. Friedman—3,653; Mr. Tang—3,653; and Mr. Wold— 6,088.
(2)    Amounts shown in the All Other Compensation column reflect payments made during the fiscal year ended December 31, 2025, in respect of accrued distribution equivalent rights on unvested RSUs.

COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Board of Trustees of Peakstone Realty Trust, a Maryland real estate investment trust (the “Company”), has reviewed and discussed with management the information required by Item 402(b) of Regulation S-K and contained in the Compensation Discussion and Analysis section of this Form 10-K/A and, based on such review and discussions, recommended to the Board of Trustees that the Compensation Discussion and Analysis be included in this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Submitted by the Compensation Committee
of the Board of Trustees:
Compensation Committee:
Samuel Tang (Chairperson)
Carrie DeWees
Casey Wold
The preceding Compensation Committee Report to shareholders is not “soliciting material” and is not deemed “filed” with the U.S. Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The following trustees served on our Compensation Committee during 2025:
    Samuel Tang (Chair)
    Carrie DeWees
    Casey Wold
During 2025:
•none of our executive officers was a director or trustee of another entity where one of that entity’s executive officers served on our Compensation Committee;
•no member of the Compensation Committee was an officer or employee of the Company or any of its subsidiaries, nor was any member of the Compensation Committee formerly an officer or employee of the Company or any of its subsidiaries;
•no member of the Compensation Committee entered into any transaction with our Company in which the amount involved exceeded $120,000;
•none of our executive officers served on the compensation committee of any entity where one of that entity’s executive officers served on our Compensation Committee; and
•none of our executive officers served on the compensation committee of another entity where one of that entity’s executive officers served as a trustee on our Board of Trustees.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

EQUITY COMPENSATION PLAN INFORMATION
AS OF December 31, 2025

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	487,043	—	2,418,002
Equity compensation plans not approved by security holders	—	—	—
Total	487,043	—	2,418,002

(1)    Reflects the one-for-nine reverse share split of the Company’s common shares that was effective as of March 10, 2023.

Beneficial Ownership of the Company’s Common Shares
The following table sets forth, as of March 13, 2026, the amount of our common shares beneficially owned by: (1) any person who is known by us to be the beneficial owner of more than 5% of our outstanding common shares; (2) each of our trustees; (3) each of our named executive officers; and (4) all of our current trustees and executive officers as a group. To our knowledge, no shares or Operating Partnership units (“OP Units”) beneficially owned by any executive officer or trustee have been pledged as security.

Name and Address of Beneficial Owner(1)	Number of Common Shares and OP Units(2)	Percentage of all Common Shares(3)	Percentage of all Common Shares and OP Units(4)
Trustees and Executive Officers
Javier F. Bitar, Chief Financial Officer and Treasurer	68,348	*	*
Carrie DeWees, independent trustee	13,995	*	*
Michael J. Escalante, Trustee, Chief Executive Officer and President	301,054	*	*
Jeffrey Friedman, independent trustee	11,725	*	*
Nina Momtazee Sitzer, Chief Operating Officer, Chief Legal Officer, and Secretary	60,293	*	*
Samuel Tang, independent trustee	19,062	*	*
Casey Wold, independent trustee	23,327	*	*
All trustees and executive officers as a group (seven persons)(5)	497,804	1.3%	1.2%
5% Shareholders
Kevin A. Shields(6)	2,474,682	6.3%	6.2%
BlackRock, Inc.(7)	3,127,832	7.9%	7.8%
*    Represents less than 1% of our outstanding common shares as of March 13, 2026.
(1)    The address of each trustee and NEO listed is 400 North Continental Boulevard, Suite 200, El Segundo, CA 90245. The address of Kevin A. Shields is 266 Kansas Street, El Segundo, California 90245.
(2)    The number of common shares and OP Units refers to beneficial ownership, which is determined in accordance with SEC rules and generally includes voting or investment power with respect to common shares and common shares issuable to the named person upon exchange of OP Units and common shares issuable pursuant to options, warrants and similar rights held by the respective person or group, in each case, that may be exercised or redeemed within 60 days following March 13, 2026. Except as otherwise indicated by footnote, (i) amounts represent common shares, and (ii) subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all common shares shown as beneficially owned by them.
(3)    The total number of common shares deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (a) 37,187,359 common shares outstanding as of March 13, 2026, (b) the number of common shares issuable to the named person pursuant to options, warrants and similar rights that may be exercised or redeemed within 60 days following March 13, 2026, and (c) the number of common shares issuable to the named person upon exchange of OP Units. All OP Units held by the named persons are currently redeemable for common shares or cash at our option.
(4)    The total number of common shares and OP Units deemed outstanding and used in calculating this percentage for the named person(s) is the sum of (a) 37,187,359 common shares outstanding as of March 13, 2026, (b) the number of common shares issuable to the named person pursuant to options, warrants and similar rights that may be exercised or redeemed within 60 days following March 13, 2026, and (c) 2,726,135 OP Units outstanding as of March 13, 2026 (other than OP Units held by us).
(5)    Includes trustees and current executive officers as of March 13, 2026.
(6)    Derived solely from information provided by Mr. Shields. According to Mr. Shields, this includes (i) 2,060,860 OP Units owned by Griffin Capital, LLC, (ii) 62,256 OP Units and 67,925 common shares owned by Griffin Capital Vertical Partners, L.P., (iii) 203,724 OP Units owned by The GC Net Lease OP, (iv) 25,094 OP Units owned by The Shields 2009 Irrevocable Trust, (v) 33,146 OP Units owned by Will Partners, LLC, (vi) 10,529 OP Units owned by the Kevin Shields Trust, and (vii) 11,148 common shares owned by Mr. Shields, all of which are directly or indirectly owned by Mr. Shields.

(7)    Derived solely from information contained in a Schedule 13G/A filed with the SEC on February 5, 2025 by BlackRock, Inc. Address: 50 Hudson Yards, New York, New York 10001. According to the Schedule 13G/A, BlackRock, Inc. has sole voting power over 3,057,588 shares and sole dispositive power over 3,127,832 shares.

Item 13. Certain Relationships and Related Transactions and Director Independence
General
Our Board of Trustees has adopted a written policy regarding transactions with related persons, which we refer to as our Related Party Transactions Policy. Our Related Party Transactions Policy requires that a “related party,” which is defined as (i) any person who is or was a trustee, nominee for trustee, or executive officer of the Company at any time since the beginning of the last applicable fiscal year, even if such person does not presently serve in that role; (ii) any person known by the Company to be the beneficial owner of more than 5% of the Company’s common shares when the related party transaction in question is expected to occur or exist (or when it occurred or existed); and (iii) any person who is or was an immediate family member of any of the foregoing when the related party transaction in question is expected to occur or exist (or when it occurred or existed), must promptly disclose any “related party transaction” (defined as any transaction directly or indirectly involving any related party that is required to be disclosed under Item 404(a) of Regulation S-K) to the Chief Legal Officer. Related party transactions must be approved or ratified by either the Nominating and Corporate Governance Committee or the full Board of Trustees.
Related Party Transactions
The Company is a party to certain related party transactions, each of which involves one or more entities controlled by Kevin A. Shields, who beneficially owns more than 5% of our common shares, as follows:
Registration Rights Agreement
Prior to Listing, in connection with the transaction that resulted in the internalization of the Company’s management in December 2018 (the “Self-Administration Transaction”) we assumed, as the successor to Griffin Capital Essential Asset REIT, Inc. (“EA-1”), a registration rights agreement (the “Original Registration Rights Agreement”) dated December 14, 2018, among EA-1, its operating partnership and Griffin Capital, LLC (“GC LLC”). On August 2, 2023, we, our Operating Partnership and GC LLC entered into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”), which amended certain terms of the Original Registration Rights Agreement. Pursuant to the Amended and Restated Registration Rights Agreement, GC LLC (or certain affiliated successor holders) has the right to request that we register for resale, under the Securities Act, our common shares issued or issuable to such holder and GC LLC has the right to request that we register for resale, under the Securities Act, our common shares issued or issuable to certain successor holders. The Amended and Restated Registration Rights Agreement also grants GC LLC (or certain affiliated successor holders) certain “piggyback” registration rights related to certain registered offerings of our common shares.
Redemption of OP Units
In connection with the Self-Administration Transaction, GC LLC, an affiliate of the sponsor of EA-1, Griffin Capital Company, LLC (“GCC”), received OP Units (approximately 2.7 million taking into effect the 9-to-1 reverse split) as consideration in exchange for the sale to EA-1 of the advisory, asset management and property management business of Griffin Capital Real Estate Company, LLC (n/k/a PKST Management Company, LLC). Effective December 9, 2025, GC LLC elected to redeem 212,613 OP Units pursuant to the terms of our Operating Partnership’s operating agreement, and we satisfied such redemption request with our common shares.
As previously disclosed, Michael Escalante, our Chief Executive Officer, and Javier Bitar, our Chief Financial Officer and Treasurer, were previously employed by affiliates of GC LLC and are participants in GC LLC’s long-term incentive plan. Following the redemption, GC LLC distributed such common shares to participants in its long-term incentive plan, including 28,133 common shares to Mr. Escalante and 2,000 common shares to Mr. Bitar.
Office Sublease
Our Operating Partnership was party to a sublease agreement dated March 25, 2022 with GCC (as amended, the “Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”), which, until March 30, 2026, was the location of our corporate headquarters and where we conduct day-to-day business. The Building is part of a campus that contains other buildings and parking (the “Campus”). The Sublease also entitled us to use certain common areas on the Campus. The Campus is owned by GCPI, LLC (“GCPI”), and the Building is master leased by GCPI to GCC. GCC is the sublessor under the Sublease.
On March 1, 2024, the Sublease was amended to (i) extend the term of the Sublease through June 30, 2026, and (ii) adjust the monthly base rent from $0.05 million to $0.04 million, effective July 1, 2024, subject to annual escalations of 3%.
On August 21, 2025, the Sublease was further amended to provide our Operating Partnership with an early termination right upon thirty (30) days' prior written notice. On February 27, 2026, we delivered written notice terminating the Sublease as of March 31, 2026.
On August 15, 2025, the Company entered into a 10-year lease with an unrelated third party for a new corporate headquarters space. That lease commenced on March 30, 2026.

Trustee Independence
The Board of Trustees has affirmatively determined, after broadly considering all relevant facts and circumstances, that Messrs. Friedman, Tang and Wold and Ms. DeWees are “independent” under the standards of the NYSE and under applicable rules of the SEC. Mr. Escalante is not independent as he is an executive officer of the Company. Under the NYSE listing standards, no trustee of a company qualifies as “independent” unless the board of trustees of the company affirmatively determines that the trustee has no material relationship with the company (either directly or as a partner, shareholder or officer of an organization that has a relationship with such company).
Our Compensation Committee Charter provides that the Compensation Committee shall consist of no fewer than three independent trustees. Each of our Compensation Committee members satisfies the independence requirements for Compensation Committee members under the NYSE rules. Our Board of Trustees has determined that each member of the Compensation Committee is a “non-employee director” as defined in the SEC’s Rule 16b-3.

Our Nominating and Corporate Governance Committee Charter provides that the Nominating and Corporate Governance Committee shall consist of no fewer than three independent trustees. Each member of the Nominating and Corporate Governance Committee is independent.
Our Audit Committee Charter provides that the Audit Committee shall consist of no fewer than three independent trustees of the Company. Each member of the Audit Committee is independent and meets the heightened standards for independence of audit committee members defined in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Item 14. Principal Accountant Fees and Services
Pre-Approval Policies
The Audit Committee Charter imposes a duty on the Audit Committee to pre-approve (i) all audit, review and attest services, all internal control-related and all non-audit services as permitted by Section 10A of the Exchange Act provided to the Company by the independent auditor and (ii) all fees payable by the Company to the independent auditor for such services, all as required by applicable law or rules of the NYSE. The Audit Committee has adopted the Audit and Non-Audit Services Pre-Approval Policy (“Pre-Approval Policy”) consistent with applicable law and rules of the NYSE. The Chairperson of the Audit Committee is delegated the authority of the full Audit Committee to specifically pre-approve engagements for services by the independent auditor in accordance with the Pre-Approval Policy, provided that the estimated cost for all such services shall not exceed $200,000 in the aggregate in any calendar year, and such pre-approval decisions are reported to the Audit Committee at its next scheduled meeting along with a description of the terms of the engagement as required by the Pre-Approval Policy.
All audit and non-audit services rendered by Ernst & Young LLP (“Ernst & Young”) in the year ended December 31, 2025 were pre-approved by the Audit Committee.
Fees Paid to Principal Auditor
The Audit Committee reviewed the audit and non-audit services performed by Ernst & Young, as well as the fees charged by Ernst & Young for such services. In its review of the non-audit service fees, the Audit Committee considered whether the provision of such services is compatible with maintaining the independence of Ernst & Young. The aggregate fees billed to us for professional accounting services provided by Ernst & Young, including the audits of our annual financial statements, for the years ended December 31, 2025 and 2024, respectively, are set forth in the table below.

	2025	2024
Audit Fees	$1,694,700	$1,739,850
Audit-Related Fees	20,000	16,000
Tax Fees	977,260	521,454
All Other Fees	—	—
Total	$2,691,960	$2,277,304

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
•Audit-Related Fees - These are fees for assurance and related services that traditionally are performed by an independent auditor. These fees include examination of operating expense reconciliation, audit of schedule of certain operating expenses and real estate taxes and access to an accounting research database.
•Tax Fees - These are fees for all professional services performed by professional staff in our independent auditor’s tax division, which do not include services related to the audit of our financial statements. These include fees for tax compliance and routine on-call tax services.
•All Other Fees - These are fees for other permissible services that do not meet one of the above-described categories, including assistance with internal audit plans and risk assessments.

Part IV
ITEM 15. EXHIBITS and FINANCIAL STATEMENT SCHEDULES
(a) List of Documents Filed.
1. The financial statements previously filed and listed on page F-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026 for the year ended December 31, 2024, filed on February 20, 2025.
2. Schedule III — Real Estate and Accumulated Depreciation previously filed and set forth beginning on page S-1 of the previously filed Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 18, 2026. All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are not applicable and therefore have been omitted.
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

10.33	Third Amendment to Sublease, incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 5, 2025, SEC File No 001-41686
10.34	Form of Indemnification Agreement, incorporated by reference to Exhibit 10.41 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
10.35†	Notice of Termination of Sublease
14.1*	Code of Business Conducts and Ethics
19.1	Policy on Insider Information and Insider Trading, incorporated by reference to Exhibit 19.1 to the Registrant’s Annual Report on Form 10-K, filed on February 20, 2025, SEC File No. 001-41686
21.1*	Subsidiaries of Peakstone Realty Trust dated December 31, 2025
23.1*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
23.2*	Consent of Ernst & Young LLP, Independent Auditors
24.1*	Powers of Attorney (incorporated by reference to signature page to the Registrant’s Annual Report on Form 10-K, filed on February 18, 2026, SEC File No. 001-41686)
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.3†	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4†	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.3††	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
32.4††	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Policy for Recovery of Erroneously Awarded Compensation, incorporated by reference to Exhibit 97.1 to the Registrant’s Annual Report on Form 10-K, filed on February 22, 2024, SEC File No. 001-41686
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

101*	The following Peakstone Realty Trust financial information for the period ended December 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive (Loss) Income, (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
*	Previously filed, or furnished, as applicable with the Form 10-K on February 18, 2026.
†	Filed herewith.
††	Furnished herewith.
+	Management contract, compensatory plan or arrangement filed in response to Item 15(a)(3) of Form 10-K.
^	Certain portions of this exhibit (indicated by “[***]”) have been redacted pursuant to Regulation S-K, Item 601(a)(6).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of El Segundo, State of California, on April 9, 2026.

PEAKSTONE REALTY TRUST

By:	/s/ Javier F. Bitar
Javier F. Bitar
Chief Financial Officer and Treasurer (Principal Financial Officer)

APPENDIX A
NON-GAAP FINANCIAL MEASURES AND CERTAIN OTHER DEFINITIONS

Net Debt
Net Debt is a non-GAAP financial measure calculated as total debt (excluding deferred financing costs and debt premiums/discounts) less cash and cash equivalents (excluding restricted cash).
EBITDA, EBITDAre and Adjusted EBITDAre
To supplement our consolidated financial statements, which are prepared and presented in accordance with GAAP, we use EBITDA, EBITDAre and Adjusted EBITDAre, collectively, to help us evaluate our business. We use such non-GAAP financial measures to make strategic decisions, establish business plans and forecasts, identify trends affecting our business, and evaluate our operating performance. We believe that these non-GAAP financial measures, when taken collectively, may be helpful to investors because they allow for greater transparency into what measures we use in operating our business and measuring our performance and enable comparison of financial trends and results between periods where items may vary independent of business performance. These non-GAAP financial measures are presented for supplemental informational purposes only and should not be considered a substitute for financial information presented in accordance with GAAP.
We believe excluding items that neither relate to the ordinary course of business nor reflect our underlying business performance or that other companies, including companies in our industry, frequently exclude from similar non-GAAP measures enables us and our investors to compare our underlying business performance from period to period. Accordingly, we believe these adjustments facilitate a useful evaluation of our current operating performance and comparison to our past operating performance and provide investors with additional means to evaluate cost and expense trends. In addition, we also believe these adjustments enhance comparability of our financial performance and are similar measures that are widely used by analysts and investors as a means of evaluating a company’s performance.
There are a number of limitations related to our non-GAAP measures. Some of these limitations are that these measures, to the extent applicable, exclude: (i) historical or future cash requirements for maintenance capital expenditures or growth and expansion capital expenditures; (ii) depreciation and amortization, a non-cash expense, where the assets being depreciated and amortized may have to be replaced in the future and these measures do not reflect cash capital expenditure requirements for such replacements; (iii) interest expense, net, or the cash requirements necessary to service interest or principal payments on our indebtedness, which reduces cash available to us; (iv) share-based compensation expense, which has been, and will continue to be for the foreseeable future, a significant recurring expense for our business and an important part of our compensation strategy; (v) provision for income taxes, which may represent a reduction in cash available to us; and (vi) certain other items that we believe are not indicative of the performance of our portfolio. In addition, other companies, including companies in our industry, may calculate these non-GAAP measures or similarly titled non-GAAP measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our disclosure of non-GAAP measures as a tool for comparison.
Because of these and other limitations, these non-GAAP measures should be considered along with other financial performance measures, including our financial results prepared in accordance with GAAP.
EBITDA
EBITDA is defined as earnings before interest, tax, depreciation and amortization.
EBITDAre
EBITDAre is defined by The National Association of Real Estate Investment Trusts (“NAREIT”) as follows: (a) GAAP net income or loss, plus (b) interest expense, plus (c) income tax expense, plus (d) depreciation and amortization plus/minus (e) losses and gains on the disposition of depreciated properties, including losses/gains on change of control, plus (f) impairment write-downs of depreciated property and of investments in unconsolidated affiliates caused by a decrease in value of depreciated property in the affiliate, plus (g) adjustments to reflect the entity’s share of EBITDAre of consolidated affiliates.
Adjusted EBITDAre
Adjusted EBITDAre is defined as EBITDAre modified to exclude items such as acquisition-related expenses, employee separation expenses, share-based compensation expenses, and other items that we believe are not indicative of the performance of our portfolio. We also include an adjustment to reflect a full period of net operating income on the operating properties we acquire during the quarter and to remove net operating income on properties we dispose of during the quarter (in each case, as if such acquisition or disposition, as applicable, had occurred on the first day of the quarter). The adjustment for acquisitions is based on our estimate of the net operating income we would have received from such property if it had been owned for the full quarter; however, the net operating income we actually receive from such properties in future quarters may differ based on our experience operating such properties subsequent to closing of the acquisitions. We may also exclude the annualizing of other large transaction items such as termination income recognized during the quarter.
Net Debt to Adjusted EBITDAre
Net Debt to Adjusted EBITDAre is a non-GAAP financial measure that we believe is useful to investors as a supplemental measure of evaluating our balance sheet leverage. Refer to the definitions of “Net Debt”, “EBITDA”, “EBITDAre” and “Adjusted EBITDAre” above.
The following tables reconcile the calculation of Net Debt and Adjusted EBITDAre, and computation of the Net Debt to Adjusted EBITDAre coverage ratio as of and for the three months ending December 31, 2025 and 2024 (dollars in thousands):

	As of
Reconciliation of Net Debt	12/31/2025	12/31/2024
Total debt	$485,936	$1,360,326
Less: Cash and cash equivalents (excluding restricted cash)	(138,673)	(146,514)
Net Debt	$347,263	$1,213,812

	For the Three Months Ended
Reconciliation of Net Income to EBITDA, EBITDAre and Adjusted EBITDAre	12/31/2025	12/31/2024
Net income	$3,748	$13,816
Interest expense	12,287	15,916
Depreciation and amortization	13,353	25,826
EBITDA	29,388	55,558
Gain from disposition	(9,015)	(13,123)
Real estate impairment provision	—	2,538
EBITDAre	20,373	44,973
Adjustment for acquisitions	509	3,081
Adjustment for dispositions	(9,539)	(2,285)
Share-based compensation expense	1,596	2,059
Loss (gain) on extinguishment of debt	3,020	(10,973)
Lease termination adjustment	(45)	107
Transaction expenses	121	243
Employee separation expense	—	299
Impairment provision, goodwill	—	5,680
Adjustment to exclude other activities	158	(577)
Adjusted EBITDAre[1]	$16,193	$42,607

Adjusted EBITDAre (Annualized)[1]	$64,772	$170,428

Net Debt / Adjusted EBITDAre[1]	5.4	7.1

1 Effective January 1, 2025, the Company presents the non-GAAP supplemental measure "Adjusted EBITDAre" to replace the previously disclosed "Normalized EBITDAre". This change is intended to enhance comparability and consistency in evaluating the ongoing operating performance of our business. Prior year results have been updated to conform with the current year presentation.