Form 10-Q
period 2026-03-31
Peakstone Realty Trust
filed 2026-05-05
CIK 1600626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________________________________________

FORM 10-Q
____________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

400 North Continental Boulevard, Suite 200
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2026, there were 37,233,536 common shares outstanding.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q reflect our current views about future events and are subject to numerous known and unknown risks, uncertainties, assumptions and changes in circumstances that may cause our actual results to differ significantly from those expressed in any forward-looking statement. The following factors, among others, could cause actual results and future events to differ materially from those set forth or contemplated in the forward-looking statements: general economic and financial conditions; political uncertainty in the U.S.; the impact of tariffs and global trade disruptions on us and our tenants; market volatility; inflation; any potential recession or threat of recession; interest rates; disruption in the debt and banking markets; concentration in asset type; tenant concentration, geographic concentration, and the financial condition of our tenants; whether we are able to monitor the credit quality of our tenants and/or their parent companies and guarantors; competition for tenants and competition with sellers of similar properties if we elect to dispose of our properties; our access to, and the availability of capital; whether we will be able to refinance or repay debt; whether we will be successful in renewing leases or selling an applicable property, as leases expire; whether we will re-lease available space above or at current market rental rates; future financial and operating results; our ability to manage cash flows; our ability to manage expenses, including as a result of tenant failure to maintain our net-leased properties; dilution resulting from equity issuances; expected sources of financing, including the ability to maintain the commitments under our revolving credit facility, and the availability and attractiveness of the terms of any such financing; legislative and regulatory changes that could adversely affect our business; changes in zoning, occupancy, land use and safety regulations and/or changes in their applicability to our properties; cybersecurity incidents or disruptions to our or our third party information technology systems; our ability to maintain our status as a real estate investment trust (a "REIT") within the meaning of Section 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”) and our Operating Partnership as a partnership for U.S. federal income tax purposes; our future capital expenditures, operating expenses, net income or loss, operating income, cash flow and developments and trends of the real estate industry; whether we will be successful in the pursuit of our objectives, expectations and intentions, including any acquisitions, investments, or dispositions, including our acquisition of industrial outdoor storage assets; whether we are able to identify, source or complete acquisitions on acceptable terms; our ability to meet budgeted or stabilized returns on our redevelopment projects within expected time frames, or at all; whether we will succeed in our investment objectives; whether we are able to successfully operate our industrial outdoor storage properties; any fluctuation and/or volatility of the trading price of our common shares; risks associated with our dependence on key personnel whose continued service is not guaranteed; risks associated with the timing of the closing, including the risks that a condition to closing will not be satisfied within the expected timeframe or at all or that the closing will not occur; the outcome of any legal proceedings that may be instituted against the parties to, and others related to, the Mergers and the Merger Agreement (as defined below); the risk that shareholder litigation in connection with the Mergers may affect the timing or occurrence of the Mergers or result in significant costs of defense, indemnification and liability; unanticipated difficulties or expenditures relating to the Mergers, the response of business partners and competitors to the announcement of the Mergers, potential difficulties in our ability to retain and hire key personnel and maintain relationships with tenants and other third parties as a result of the Mergers, and/or potential difficulties in employee retention as a result of the announcement and pendency of the Mergers; and other factors, including those risks disclosed in “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q, our most recent Annual Report on Form 10‑K for the year ended December 31, 2025 and any subsequent Quarterly Reports on Form 10-Q filed with the U.S. Securities and Exchange Commission (the “SEC”).
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

PART I. FINANCIAL INFORMATION
PEAKSTONE REALTY TRUST
CONSOLIDATED BALANCE SHEETS
(Unaudited; in thousands, except units and share amounts)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$109,728	$138,673
Restricted cash	6,572	7,767
Real estate:
Land	388,229	381,824
Building and improvements	819,937	810,112
In-place lease intangible assets	110,969	109,852
Construction in progress	837	4,233
Total real estate	1,319,972	1,306,021
Less: accumulated depreciation and amortization	(224,194)	(211,099)
Total real estate, net	1,095,778	1,094,922
Above-market lease intangible assets, net	1,238	1,257
Deferred rent receivable	18,867	18,173
Deferred leasing costs, net	5,665	3,885
Goodwill	68,373	68,373
Right-of-use lease assets	5,231	1,325
Other assets	16,735	18,449
Total assets	$1,328,187	$1,352,824
LIABILITIES AND EQUITY
Debt, net	$475,113	$474,006
Interest rate swap liability, at fair value	509	2,444
Distributions payable	—	3,818
Below-market lease intangible liabilities, net	31,744	34,261
Right-of-use lease liabilities	5,248	1,334
Accrued expenses and other liabilities	52,247	58,258
Total liabilities	564,861	574,121

Commitments and contingencies (Note 12)

Shareholders’ equity:
Common shares, $0.001 par value; 800,000,000 shares authorized; 37,187,359 and 37,176,167 shares outstanding in the aggregate as of March 31, 2026 and December 31, 2025, respectively	37	37
Additional paid-in capital	3,027,481	3,025,954
Cumulative distributions	(1,133,542)	(1,133,542)
Accumulated earnings	(1,163,479)	(1,145,986)
Accumulated other comprehensive income (loss)	794	(1,038)
Total shareholders’ equity	731,291	745,425
Noncontrolling interests	32,035	33,278
Total equity	763,326	778,703
Total liabilities and equity	$1,328,187	$1,352,824
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; in thousands, except share and per share amounts)

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental income	$25,664	$28,706
Expenses:
Property operating expense	1,353	1,512
Property tax expense	1,920	2,053
General and administrative expenses	9,192	8,553
Corporate operating expenses to related parties	144	141
Real estate impairment provision	—	15,036
Depreciation and amortization	13,360	13,711
Total expenses	25,969	41,006
Loss before other income (expenses)	(305)	(12,300)
Other income (expenses):
Interest expense	(7,697)	(14,306)
Other income, net	771	1,126
Loss from disposition of assets	(38)	(479)
Transaction expenses	(12,072)	(190)
Net loss from continuing operations	(19,341)	(26,149)

Discontinued Operations:
Loss from discontinued operations	(54)	(27,252)
Gain from disposition of assets	618	—
Net income (loss) from discontinued operations	564	(27,252)

Net loss	(18,777)	(53,401)

Net loss attributable to noncontrolling interests from continuing operations	1,323	1,968
Net (income) loss attributable to noncontrolling interests from discontinued operations	(39)	2,051
Net loss attributable to noncontrolling interests	1,284	4,019

Net loss attributable to common shareholders	$(17,493)	$(49,382)

Basis and diluted earnings per common share:
Net loss per share from continuing operations	$(0.48)	$(0.66)
Net income (loss) per share from discontinued operations	0.01	(0.69)
Net loss per share attributable to common shareholders, basic and diluted	$(0.47)	$(1.35)
Weighted-average number of common shares outstanding, basic and diluted	37,181,781	36,726,154
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Net loss	$(18,777)	$(53,401)
Other comprehensive income (loss):
Change in fair value of swap agreements	1,966	(12,086)
Total comprehensive loss	(16,811)	(65,487)
Comprehensive loss attributable to noncontrolling interests	1,150	4,929
Comprehensive loss attributable to common shareholders	$(15,661)	$(60,558)
The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited; in thousands, except share data)

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2024	36,733,327	$37	$3,016,804	$(1,109,215)	$(838,279)	$15,874	$1,085,221	$66,801	$1,152,022
Share-based compensation	19,975	—	1,452	—	—	—	1,452	—	1,452
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(9,673)	—	(113)	—	—	—	(113)	—	(113)
Dividends declared to common shareholders	—	—	—	(8,410)	—	—	(8,410)	—	(8,410)
Exchange of noncontrolling interests	18,541	—	1,560	—	—	—	1,560	(1,560)	—
Distributions to noncontrolling interest	—	—	—	—	—	—	—	(668)	(668)
Net loss	—	—	—	—	(49,382)	—	(49,382)	(4,019)	(53,401)
Other comprehensive loss	—	—	—	—	—	(11,176)	(11,176)	(910)	(12,086)
Balance as of March 31, 2025	36,762,170	$37	$3,019,703	$(1,117,625)	$(887,661)	$4,698	$1,019,152	$59,644	$1,078,796

	Common Shares		Additional Paid-In Capital	Cumulative Distributions	Accumulated Earnings	Accumulated Other Comprehensive (Loss) Income	Total Shareholders’ Equity	Non-controlling Interests	Total Equity
	Shares	Amount
Balance as of December 31, 2025	37,176,167	$37	$3,025,954	$(1,133,542)	$(1,145,986)	$(1,038)	$745,425	$33,278	$778,703
Share-based compensation	6,013	—	1,484	—	—	—	1,484	—	1,484
Shares withheld to satisfy employee tax withholding requirements on vesting restricted shares	(2,424)	—	(50)	—	—	—	(50)	—	(50)
Exchange of noncontrolling interests	7,603	—	93	—	—	—	93	(93)	—
Net loss	—	—	—	—	(17,493)	—	(17,493)	(1,284)	(18,777)
Other comprehensive income	—	—	—	—	—	1,832	1,832	134	1,966
Balance as of March 31, 2026	37,187,359	$37	$3,027,481	$(1,133,542)	$(1,163,479)	$794	$731,291	$32,035	$763,326

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; in thousands)

	Three Months Ended March 31,
	2026	2025
Operating Activities:
Net loss	$(18,777)	$(53,401)
Net (income) loss from discontinued operations	(564)	27,252
Net loss from continuing operations	(19,341)	(26,149)

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of building and building improvements	8,660	10,027
Amortization of leasing costs and in-place lease intangible assets	4,700	3,684
Amortization of above- and (below-) market leases, net	(2,452)	(1,724)
Amortization of deferred financing costs and debt premium	1,107	1,068
Amortization of swap interest	31	31
Deferred rent	(686)	(1,242)
Net loss from disposition of assets	38	479
Loss from investments	98	23
Real estate impairment provision	—	15,036
Share-based compensation	1,484	1,452
Discount amortization - note receivable	—	(60)
Change in operating assets and liabilities:
Deferred leasing costs and other assets	(41)	2,275
Accrued expenses and other liabilities	(3,086)	(6,375)
Net cash used in operating activities - continuing operations	(9,488)	(1,475)
Net cash (used in) provided by operating activities - discontinued operations	(261)	21,691
Net cash (used in) provided by operating activities	(9,749)	20,216

Investing Activities:
Acquisition of properties, net	(12,945)	—
Proceeds from disposition of properties	—	33,004
Payments for construction in progress	(1,832)	(225)
Proceeds from repayment of note receivable	—	15,000
Net cash (used in) provided by investing activities - continuing operations	(14,777)	47,779
Net cash provided by (used in) investing activities - discontinued operations	825	(891)
Net cash (used in) provided by investing activities	(13,952)	46,888

	Three Months Ended March 31,
	2026	2025
Financing Activities:
Payment for debt extinguishment	(1,063)	—
Offering costs	—	(10)
Repurchase of common shares to satisfy employee tax withholding requirements	(1,348)	(113)
Distributions to noncontrolling interests	(273)	(672)
Dividends to common shareholders	(3,755)	(8,318)
Financing lease payment	—	(211)
Net cash used in financing activities	(6,439)	(9,324)
Net (decrease) increase in cash, cash equivalents and restricted cash	(30,140)	57,780
Cash, cash equivalents and restricted cash at the beginning of the period	146,440	154,210
Cash, cash equivalents and restricted cash at the end of the period	$116,300	$211,990

Supplemental disclosure of cash flow information:
Cash paid for interest	$10,829	$14,909

Supplemental disclosures of non-cash investing and financing transactions:
Dividends payable to common shareholders	$—	$8,423
Distributions payable to noncontrolling interests	$—	$668
Operating lease right-of-use assets obtained in exchange for lease liabilities	$4,046	$—
Exchange of noncontrolling interest to common stock	$93	$1,560
Accrued for construction in progress	$16	$232
Accrued tenant obligations and other	$5,790	$7,599
Decrease in fair value swap agreement	$1,966	$(12,085)
Note receivable, net	$—	$60

The accompanying notes are an integral part of these consolidated financial statements.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)

1.     Organization
Peakstone Realty Trust (NYSE: PKST) is an industrial real estate investment trust (“REIT”), with a strategic focus on growth in the industrial outdoor storage (“IOS”) sector. The Company’s fiscal year-end is December 31.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of March 31, 2026, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of March 31, 2026, our portfolio consisted of 77 industrial properties within one reportable segment (the “Industrial” segment). The portfolio included 61 IOS properties and 16 Traditional Industrial properties. IOS properties have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement and storage of materials and equipment. “Traditional Industrial” properties include distribution, warehouse, and light manufacturing facilities. Of the 77 properties in our portfolio, 73 were operating properties and four were designated for redevelopment or repositioning.
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
The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Board of Trustees (the “Board”) of the Company. At a special meeting of shareholders held on April 29, 2026, the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereby.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The Merger Agreement contains customary termination rights, including the right of either party to terminate the Merger Agreement if the Mergers have not been completed by 11:59 p.m. (New York City time) on August 2, 2026.
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
2.     Basis of Presentation and Summary of Significant Accounting Policies
There have been no significant changes to the Company’s accounting policies since the Company filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2025. For further information about the Company’s accounting policies, refer to the Company’s filed Annual Report on Form 10-K for the year ended December 31, 2025 with the Securities and Exchange Commission (the “SEC”).
The accompanying unaudited consolidated financial statements of the Company are prepared by management on the accrual basis of accounting and in accordance with generally accepted accounting principles in the United States (“GAAP”) for interim financial information as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), and in conjunction with rules and regulations of the SEC. Certain information and footnote disclosures required for annual financial statements have been condensed or excluded pursuant to SEC rules and regulations. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. The unaudited consolidated financial statements include accounts and related adjustments, which are, in the opinion of management, of a normal recurring nature and necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim period. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In addition, see the risk factors identified in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The consolidated financial statements of the Company include all accounts of the Company, the Operating Partnership, and its consolidated subsidiaries. Intercompany transactions are shown on the consolidated statements if and to the extent required pursuant to GAAP. Each property-owning entity is a wholly-owned subsidiary which is a special purpose entity (“SPE”).
Segment Information
Industrial Segment
As of March 31, 2026, the Company has one reportable Industrial segment, which includes 77 industrial properties comprised of 61 IOS properties and 16 Traditional Industrial properties. Of the 77 properties in the Company’s portfolio, 73 were operating properties, and four were designated for redevelopment or repositioning.
Office Segment Disposal
As of December 31, 2025, the Company completed the disposition of all Office segment properties, including the Office Discontinued Operations Properties. Therefore, as of December 31, 2025, the Office segment was eliminated. The Company presented the results of the Office segment through the year ended December 31, 2025, reflecting the Company’s ownership of the Office segment properties during that period. The results of the Office Discontinued Operations Properties have been separately reported within "Net income (loss) from discontinued operations" for the three months ended March 31, 2026 and 2025 on the consolidated statement of operations.
Assets Held for Sale

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
As of March 31, 2026 and December 31, 2025, no properties met the criteria for classification as held for sale.
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
As of December 31, 2025, the Company completed the sales of all 27 Office Discontinued Operations Properties through individual property sales or, in certain cases, sales of combined properties. All such dispositions were part of a single plan that was established to exit the Office segment.
Therefore, as of March 31, 2026 and December 31, 2025, there were no assets or liabilities associated with Office Discontinued Operations.
The following table summarizes income (loss) from Office Discontinued Operations Properties for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Revenue:
Rental income	$—	$28,265
Expenses:
Property operating expense	—	3,132
Property tax expense	—	2,074
Real estate impairment provision	—	36,921
Depreciation and amortization	—	11,728
Total expenses	—	53,855
Interest expense (1)	—	(1,672)
Other (expense) income, net	(54)	10
Loss from discontinued operations	(54)	(27,252)
Gain from disposition of assets	618	—
Net income (loss) from discontinued operations	$564	$(27,252)

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
(1)Interest expense in prior year was directly related to the portion of the Company’s BOA II Loan that was secured by certain Office Discontinued Operations Properties located in Birmingham, Alabama and Las Vegas, Nevada.
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

	Three Months Ended March 31,
	2026	2025
Unvested Restricted Shares(1)	491,055	291,100
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
Restricted Cash
Restricted cash is presented on the consolidated balance sheet and consists primarily of reserves that the Company funded as required by the applicable governing documents with certain lenders in conjunction with debt financing or transactions. The table below summarizes the Company’s restricted cash:

	Balance as of
	March 31, 2026	December 31, 2025
Cash reserves	$4,909	$4,909
Restricted lockbox	1,663	2,858
Total restricted cash	$6,572	$7,767

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Reclassifications
As applicable, certain amounts in the prior period consolidated financial statements have been reclassified to conform to the current period presentation, solely related to classification of the Office Discontinued Operations Properties.
Income Taxes
The Company has elected to be taxed as a REIT under the Internal Revenue Code (“Code”). To qualify as a REIT, the Company must meet certain organizational and operational requirements. The Company intends to adhere to these requirements and maintain its REIT status for the current year and subsequent years. As a REIT, the Company generally will not be subject to federal income taxes on taxable income that is distributed to shareholders. However, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed taxable income, if any. If the Company fails to qualify as a REIT in any taxable year, the Company will then be subject to federal income taxes on the taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service (“IRS”) grants the Company relief under certain statutory provisions. Such an event could materially adversely affect net income and net cash available to pay dividends to shareholders. As of March 31, 2026, the Company believes it has satisfied the REIT requirements.
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
3.     Real Estate
Investment in Real Estate
The following table summarizes the Company’s gross investment in real estate as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Land	$388,229	$381,824
Building and improvements	819,937	810,112
In-place lease intangible assets	110,969	109,852
Construction in progress	837	4,233
Total real estate	$1,319,972	$1,306,021
Depreciation expense for buildings and improvements for the three months ended March 31, 2026 and 2025 was $8.7 million and $10.0 million, respectively. Amortization expense for in-place lease intangible assets for the three months ended March 31, 2026 and 2025 was $4.4 million and $3.5 million, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Acquisitions of Real Estate
On March 9, 2026, the Company acquired a 7.1-usable acre IOS property located in Largo, Florida, which was deemed to be an asset acquisition. The purchase price of the property was $13.2 million, which was comprised of (i) a contractual purchase price of $13.1 million and (ii) capitalized acquisition costs of $0.2 million, offset by (iii) certain credits and closing adjustments of $0.1 million.
The Company had no acquisitions of real estate during the three months ended March 31, 2025.
Below is a summary of the purchase price allocation for the acquisition:

March 31, 2026
Assets acquired:
Land	$6,405
Building and improvements	5,662
In-place lease intangible assets	1,118
Total real estate	13,185
Above-market lease intangible assets	45
Total assets acquired	$13,230
Dispositions of Real Estate
The Company had no dispositions of real estate during the three months ended March 31, 2026.
During the three months ended March 31, 2025, the Company sold two Office segment properties, both from continuing operations, for a total gross sales price of $34.0 million and recognized a net loss from disposition of assets of $0.5 million. The properties totaled 251,200 square feet and were located in Hunt Valley, MD and Fort Worth, TX.
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
During the three months ended March 31, 2026, the Company did not record any real estate impairments.
During the three months ended March 31, 2025, the Company recorded real estate impairments from: (i) continuing operations of $15.0 million related to four Office segment properties and (ii) discontinued operations of $36.9 million related to two Office Discontinued Operations Properties. These impairments resulted from changes during the year related to shortened anticipated hold periods and estimated selling prices. In determining the nonrecurring fair value measurement for the impairments, the Company used estimated selling prices based on quoted market values and comparable property sales (Level 2 inputs), which ranged from $44.31 to $234.19 estimated selling price per square foot.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Real Estate and Acquired Lease Intangibles
The following table summarizes the Company’s allocation of acquired and contributed real estate asset value related to in-place leases, above- and below-market lease intangibles, and other intangibles, net of amortization (excluding the Office Discontinued Operations Properties) as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
In-place lease intangible assets	$110,969	$109,852
In-place lease intangible assets - accumulated amortization	(59,036)	(54,592)
In-place lease intangible assets, net (1)	$51,933	$55,260

Above-market lease intangible assets	4,430	4,384
Above-market lease intangible assets - accumulated amortization	(3,192)	(3,127)
Above-market lease intangible assets, net	1,238	1,257

Below-market lease intangible liabilities	(48,878)	(48,878)
Below-market lease intangible liabilities - accumulated amortization	17,134	14,617
Below-market lease intangible liabilities, net (1)	$(31,744)	$(34,261)
(1)The weighted average remaining amortization period of the Company’s in-place leases, above- and below-market lease intangibles and other intangibles was 6.8 years and 6.7 years as of March 31, 2026 and December 31, 2025, respectively.
The amortization of the intangible assets (excluding Office Discontinued Operations Properties) for the respective periods is as follows:

	Three Months Ended March 31,
	2026	2025
Above and below market leases, net	$(2,452)	$(1,724)
In-place lease intangible assets	$4,445	$3,491

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
4.     Debt
As of March 31, 2026 and December 31, 2025, the Company’s consolidated debt consisted of the following (dollars in thousands):

	Carrying Value
	March 31, 2026	December 31, 2025	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan(3)	$90,610	$90,610	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	200,936	200,936		5.08%
Unsecured Debt(7)
Revolving Loan (8)	—	—	SOF Rate + 1.65%	—%	July 2028
2028 Term Loan I	110,000	110,000	SOF Rate + 1.60%	5.36%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.60%	5.36%	October 2028 (9)
Total Unsecured Debt	285,000	285,000		5.36%
Total Debt	485,936	485,936		5.24%
Unamortized Deferred Financing Costs, Premiums, and Discounts, net	(10,823)	(11,930)
Total Debt, net	$475,113	$474,006
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's floating to fixed interest rate swaps maturing on July 1, 2029 and have the effect of converting the applicable Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.58%. The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 5.48%.
(2)Reflects the loan maturity dates as of March 31, 2026.
(3)The BOA II Loan has a fixed-rate of interest and is secured by two properties located in Chicago, Illinois and Columbus, Ohio.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable SOFR. As of March 31, 2026, the applicable rates were 3.63% (SOFR, as calculated per the credit facility), plus spreads of 1.60% (2028 Term Loan I), 1.60% (2028 Term Loan II), and 1.65% (Revolving Loan) and a 0.1% index.
(8)The Revolving Loan was paid down to zero in December 2025.
(9)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Second Amended and Restated Credit Agreement
As of March 31, 2026, the Second Amended and Restated Credit Agreement dated as of April 30, 2019 as amended by the following documents (collectively, the “Second Amended and Restated Credit Agreement”): First Amendment to the Second Amended and Restated Credit Agreement dated as of October 1, 2020 (the “First Amendment”), Second Amendment to the Second Amended and Restated Credit Agreement dated as of December 18, 2020 (the “Second Amendment”), Third Amendment to the Second Amended and Restated Credit Agreement dated as of July 14, 2021 (the “Third Amendment”), Fourth Amendment to the Second Amended and Restated Credit Agreement dated as of April 28, 2022 (the “Fourth Amendment”), Fifth Amendment to the Second Amended and Restated Credit Agreement dated as of September 28, 2022 (the “Fifth Amendment”), Sixth Amendment to the Second Amended and Restated Credit Agreement dated as of November 30, 2022 (the “Sixth Amendment”), Seventh Amendment to the Second Amended and Restated Credit Agreement dated as of March 21, 2023 (the “Seventh Amendment”), Eighth Amendment to the Second Amended and Restated Credit Agreement dated as of July 25, 2024 (the “Eighth Amendment”) and Ninth Amendment to the Second Amended and Restated Credit Agreement dated as of October 31, 2024 (the “Ninth Amendment”) and Tenth Amendment to the Second Amended and

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
Restated Credit Agreement dated as of December 19, 2025 (the “Tenth Amendment”), with KeyBank National Association (“KeyBank”) as administrative agent, and a syndicate of lenders, provided the Operating Partnership, as the borrower, with a $832.0 million credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership has no amounts currently drawn (the “Revolving Loan”), (ii) a $110.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”) and (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II” and together with the Revolving Loan and the 2028 Term Loan I, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $468.0 million in the aggregate. As of March 31, 2026, the available undrawn capacity under the Revolving Credit Facility was $248.3 million.
Debt Covenant Compliance
Pursuant to the terms of the Company’s secured debt and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of March 31, 2026.
Future Minimum Principal Payments
The following summarizes the future scheduled principal repayments of all loans as of March 31, 2026 per the loan terms discussed above:

As of March 31, 2026
2026	$—
2027	—
2028	375,610
2029	60,722
2030	—
Thereafter	49,604
Total principal	485,936
Unamortized debt premium/(discount)	444
Unamortized deferred financing costs	(11,267)
Total	$475,113

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
Derivative Instruments
As of March 31, 2026 and December 31, 2025, the Company has Interest Rate Swaps in place to hedge the variable cash flows associated with its variable-rate debt (which consists of the KeyBank Loans as of both periods). The Interest Rate Swaps

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
are cross-defaulted to other indebtedness of the Operating Partnership, if that indebtedness exceeds certain thresholds. The change in the fair value of the Interest Rate Swaps designated and qualifying as cash flow hedges is initially recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings through interest expense as interest payments are made on the Company's variable-rate debt.
The following table sets forth a summary of the Interest Rate Swaps at March 31, 2026 and December 31, 2025:

				Fair Value (1)		Current Notional Amounts
Derivative Instrument	Effective Date	Maturity Date	Interest Strike Rate (2)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Interest Rate Swap (3)	7/1/2025	7/1/2029	3.57%	$(120)	$(696)	$85,000	$85,000
Interest Rate Swap (3)	7/1/2025	7/1/2029	3.60%	(220)	(901)	100,000	100,000
Interest Rate Swap (3)	7/1/2025	7/1/2029	3.58%	(169)	(847)	100,000	100,000
Total				$(509)	$(2,444)	$285,000	$285,000
(1)The Company records all derivative instruments on a gross basis in the consolidated balance sheets, and accordingly there are no offsetting amounts that net assets against liabilities. As of March 31, 2026, derivatives in an asset or liability position are included in the line item “Interest rate swap asset” or “Interest rate swap liability”, respectively, in the consolidated balance sheets at fair value.
(2)In connection with the Eighth Amendment, the Operating Partnership entered into certain interest rate swaps, in the form of forward-starting, floating to fixed SOFR interest rate swaps. These swaps became effective July 1, 2025, and mature July 1, 2029 and have the effect of converting SOFR to a weighted average fixed rate of 3.58%.
(3)Subsequent to March 31, 2026, the Company terminated all remaining Interest Rate Swaps with an aggregate notional amount of $285.0 million.
The following table sets forth the impact of the Interest Rate Swaps on the consolidated statements of operations for the periods presented:

	Three Months Ended March 31,
	2026	2025
Interest Rate Swaps in Cash Flow Hedging Relationship:
Amount of (loss) gain recognized in AOCI on derivatives	$(2,005)	$(7,453)
Amount reclassified from AOCI into earnings	$39	$(4,632)
Total “Interest expense” reported on the consolidated statements of operations	$7,697	$14,306
During the twelve months subsequent to March 31, 2026, the Company estimates that an additional $0.2 million of its income will be recognized from AOCI into earnings.
The Company was not required to post collateral related to these agreements.
6.     Accrued Expenses and Other Liabilities
Accrued expenses and other liabilities consisted of the following as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Other liabilities	$31,331	$29,051
Interest payable	4,828	9,068
Deferred compensation	9,684	10,875
Prepaid tenant rent	3,216	2,978
Real estate taxes payable	1,665	2,388
Property operating expense payable	615	2,043
Accrued tenant improvements	892	833
Due to related parties	—	212
Accrued construction in progress	16	810
Total	$52,247	$58,258

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
7.     Fair Value Measurements
The Company is required to disclose fair value information about all financial instruments, for which it is practicable to estimate fair value, whether or not recognized in the consolidated balance sheets. The Company measures and discloses the estimated fair value of financial assets and liabilities utilizing a fair value hierarchy that distinguishes between data obtained from sources independent of the reporting entity and the reporting entity’s own assumptions about market participant assumptions. This hierarchy consists of three broad levels, as follows: (i) quoted prices in active markets for identical assets or liabilities, (ii) “significant other observable inputs,” and (iii) “significant unobservable inputs.” “Significant other observable inputs” can include quoted prices for similar assets or liabilities in active markets, as well as inputs that are observable for the asset or liability, such as interest rates, foreign exchange rates, and yield curves that are observable at commonly quoted intervals. “Significant unobservable inputs” are typically based on an entity’s own assumptions, since there is little, if any, related market activity. In instances in which the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level of input that is significant to the fair value measurement in its entirety. The Company's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. There were no transfers between the levels in the fair value hierarchy during the three months ended March 31, 2026 and 2025.
Recurring Measurements
The following table sets forth the assets and liabilities that the Company measures at fair value on a recurring basis by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025:

Assets/(Liabilities)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets and Liabilities	Significant Other Observable Inputs	Significant Unobservable Inputs
March 31, 2026
Mutual Funds Asset	$10,563	$10,563	$—	$—
Interest Rate Swap Liability	$(509)	$—	$(509)	$—

December 31, 2025
Mutual Funds Asset	$10,941	$10,941	$—	$—
Interest Rate Swap Liability	$(2,444)	$—	$(2,444)	$—
Financial Instruments at Fair Value
Financial instruments as of March 31, 2026 and December 31, 2025 consisted of cash and cash equivalents, restricted cash, accounts receivable, notes receivable, accrued expenses and other liabilities, and consolidated debt, as defined in Note 4, Debt. With the exception of the secured debt in the table below, the amounts of the financial instruments presented in the consolidated financial statements substantially approximate their fair value as of March 31, 2026 and December 31, 2025.
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

	March 31, 2026		December 31, 2025
	Fair Value	Carrying Value (1)	Fair Value	Carrying Value (1)
BOA II Loan	$87,485	$90,610	$87,474	$90,610
Florida Mortgage Loan	47,592	49,604	47,910	49,604
Georgia Mortgage Loan	37,131	37,722	37,318	37,722
Illinois Mortgage Loan	23,245	23,000	23,390	23,000
Total Secured Debt	$195,453	$200,936	$196,092	$200,936
(1)The carrying values do not include the debt premium/(discount) or deferred financing costs as of March 31, 2026 and December 31, 2025. See Note 4, Debt, for details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
8.     Equity
Common Equity
On April 13, 2023, the Company listed its common shares on the New York Stock Exchange (the “Listing”).
As of March 31, 2026, there were 37,187,359 common shares outstanding.
ATM Program
In August 2023, the Company entered into an at-the-market equity offering (the “ATM”) pursuant to which the Company may sell common shares up to an aggregate purchase price of $200.0 million. The Company may sell such shares in amounts and at times to be determined by the Company from time to time, but the Company has no obligation to sell any of such shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of the Company’s common shares, and the Company’s determinations of its capital needs and the appropriate sources of funding. As of March 31, 2026, the Company has not sold any shares under the ATM.
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
The share-based awards are measured at fair value at issuance and recognized as compensation expense over the vesting period. The maximum number of shares authorized under the Plan is 4,063,478 shares. As of March 31, 2026, 1,974,518 common shares remained for issuance pursuant to awards granted under the Plan.
As of March 31, 2026 and December 31, 2025, there was $10.5 million and $5.7 million respectively, of unrecognized compensation expense remaining, which vests between approximately i) 2 months and 2.7 years and ii) 1 month and 2.0 years, respectively.
Total compensation expense related to Restricted Shares for each of the three months ended March 31, 2026 and 2025 was approximately $1.5 million and $1.5 million, respectively.
The following table summarizes the activity of unvested Restricted Shares for the periods presented:

	Number of Unvested Shares of Restricted Shares	Weighted-Average Grant Date Fair Value per Share
Balance at December 31, 2024	392,566
Granted	541,585	$12.18
Forfeited	(59,415)	$15.55
Vested	(387,693)	$17.42
Balance at December 31, 2025	487,043
Granted	443,484	$14.27
Forfeited	—	$—
Vested (1)	(6,013)	$13.86
Balance as of March 31, 2026	924,514
(1)    Total shares vested include 2,424 common shares that were withheld (i.e., forfeited) by employees during the three months ended March 31, 2026 to satisfy statutory tax withholding requirements associated with the vesting of Restricted Shares.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
9.     Noncontrolling Interests
Noncontrolling interests are OP Units owned by previously affiliated and unaffiliated third parties (the “limited partners”).
As of March 31, 2026, the limited partners of the Operating Partnership owned approximately 2.73 million OP Units consisting of approximately (i) 2.71 million OP Units, which were issued to previously affiliated parties and unaffiliated third parties in exchange for the contribution of certain properties to the Company and in connection with the Self-Administration Transaction (as defined below), and (ii) 0.02 million OP Units, which were issued to unaffiliated third parties unrelated to property contributions.
As of March 31, 2026, assuming all OP Units held by the limited partners were converted to common shares, noncontrolling interests would constitute approximately 6.8% of total shares outstanding and 6.8% of weighted-average shares outstanding.
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
The following summarizes the activity for noncontrolling interests recorded as equity for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Beginning balance	$33,278	$66,801
Exchange of noncontrolling interests	(93)	(1,560)
Distributions to noncontrolling interest	—	(668)
Net loss	(1,284)	(4,019)
Other comprehensive income (loss)	134	(910)
Ending balance	$32,035	$59,644
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
10.     Related Party Transactions
Summarized below are the related party transaction expenses and payable for the following periods (which are presented in “Accrued expenses and other liabilities” on the Consolidated Balance Sheet):

	Incurred for the Three Months Ended		Payable as of
	March 31,		March 31,	December 31,
	2026	2025	2026	2025
Expensed
Office rent and related expenses	$144	$141	$—	$—
Other
Distributions	21	526	—	234
Total	$165	$667	$—	$234
Office Sublease
The Operating Partnership was party to a sublease agreement dated March 25, 2022 with GCC (as amended, the “El Segundo Sublease”) for the building located at 1520 E. Grand Ave, El Segundo, CA (the “Building”), which was the location of the Company’s former corporate headquarters and where the Company conducted day-to-day business. The Building was part of a campus that contains other buildings and parking (the “Campus”). The El Segundo Sublease also entitled the Company to use certain common areas on the Campus. The Campus was owned by GCPI, LLC (“GCPI”), and the Building was master leased by GCPI to GCC. GCC was the sublessor under the El Segundo Sublease. GCC is controlled by, and GCPI is affiliated with, the Company’s former Executive Chairman, who beneficially owns more than 5% of our common shares.
As of March 31, 2026, the Company terminated the El Segundo Sublease. In connection with the termination, the Company derecognized the related right-of-use lease asset and liability related to the El Segundo Sublease.
On March 30, 2026, the Company commenced a 10-year lease with an unrelated party for its new corporate headquarters in El Segundo, CA. Refer to Note 11, Leases, for further details.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
The Company recognized $22.7 million and $25.0 million of lease income related to operating lease payments for the three months ended March 31, 2026 and 2025, respectively.
For its Office Discontinued Operations Properties in prior period, the Company recognized $25.1 million of lease income related to operating lease payments for the three months ended March 31, 2025, which is included within income (loss) from discontinued operations within the consolidated statements of operations.
The Company's current third-party tenant leases have expirations ranging from 2026 to 2038. The following table (i) sets forth undiscounted cash flows for future contractual base rents to be received under operating leases as of March 31, 2026 and (ii) excludes estimated reimbursements of Recoverable Operating Expenses:

Expirations	As of March 31, 2026
Remaining 2026	$58,740
2027	77,083
2028	69,650
2029	63,344
2030	51,282
Thereafter	113,049
Total	$433,148
Lessee - Corporate Office Leases
As of March 31, 2026, the Operating Partnership or a wholly-owned subsidiary is the tenant (lessee) under the following two corporate office space leases, each of which is classified as a non-cancelable operating lease: (i) a lease for its corporate headquarters in El Segundo, California, which commenced on March 30, 2026 and resulted in a right-of-use lease asset and liability of $4.2 million, (“El Segundo HQ Lease”) and (ii) a lease for its office space in Chicago, Illinois (“Chicago Office Lease”).
For corporate office leases in which the Company is a lessee, the Company incurred costs of approximately $0.2 million and $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively, which are included in “General and administrative expenses” and “Corporate operating expenses to related parties” as applicable, in the accompanying consolidated statement of operations. Total cash paid for amounts included in the measurement of operating lease liabilities for the corporate office leases was $0.2 million and $0.2 million for each of the three months ended March 31, 2026 and 2025, respectively.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amounts)
The following table sets forth the weighted-average for the lease term and the discount rate for the office leases in which the Company is a lessee as of March 31, 2026:

As of March 31, 2026
Lease Term and Discount Rate	Operating - Office Leases
Weighted-average remaining lease term in years	9.0
Weighted-average discount rate (1)	6.90%
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
Lessee - Maturities of Lease Liabilities
The maturities of lease liabilities for the Company’s operating leases as of March 31, 2026 were as follows:

As of March 31, 2026
Operating Leases
Remaining 2026	$416
2027	631
2028	648
2029	877
2030	902
Thereafter	3,855
Total undiscounted lease payments	7,329
Less imputed interest	(2,081)
Total lease liabilities	$5,248

12.    Commitments and Contingencies
Capital Expenditure Projects, Leasing, and Tenant Improvement Commitments
As of March 31, 2026, the Company had an aggregate remaining contractual commitment for capital expenditure projects, leasing commissions and tenant improvements of approximately $3.7 million.
Retention Arrangements
In December 2025, the Board adopted the Peakstone Realty Trust Retention Bonus Plan (the “Retention Plan”), pursuant to which approximately 37 current Company employees are eligible to receive cash retention bonuses. The retention bonuses generally become payable upon the satisfaction of specified conditions, subject to the applicable employee’s continuous employment. The total potential aggregate cost of the retention bonuses under the Retention Plan is currently estimated to be up to approximately $2.5 million. As of March 31, 2026, the Company has accrued approximately $1.1 million related to the Retention Plan.
Litigation
From time to time, the Company may become subject to legal and regulatory proceedings, claims and litigation arising in the ordinary course of business. The Company is not a party to, nor is the Company aware of any material pending legal proceedings nor is property of the Company subject to any material pending legal proceedings.
Environmental Matters
In connection with the ownership and operation of real estate, the Company may potentially be liable for costs and damages related to environmental matters in the ordinary course of business. As of March 31, 2026, the Company is not aware of any environmental condition that it believes will have a material adverse effect on the results of operations.

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
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
Industrial Segment
As of March 31, 2026, the Company’s portfolio consisted of 77 properties within one reportable Industrial segment. The portfolio included 61 IOS properties and 16 Traditional Industrial properties. Of the 77 properties in the Company’s portfolio, 73 were operating properties and four were designated for redevelopment or repositioning.
Office Segment Disposal in 2025
As of December 31, 2025, the Company completed the disposition of all Office segment properties, including the Office Discontinued Operations Properties. Therefore, as of December 31, 2025, the Office segment was eliminated. The Company presented the results of the Office segment through the year ended December 31, 2025, reflecting the Company’s ownership of the Office segment properties during that period. The results of the Office Discontinued Operations Properties have been separately reported within "Net income (loss) from discontinued operations" for the three months ended March 31, 2026 and 2025 on the consolidated statement of operations. As such, the Office Discontinued Operations Properties are excluded from NOI metrics (refer to sections below and refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies for additional information).

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
The following table presents segment NOI and net loss for the three months ended March 31, 2026 and 2025, as follows:

	Three Months Ended March 31,
	2026	2025(1)
Industrial
Total Industrial revenues	$25,664	$24,033
Less:
Industrial property operating expense (1)	1,353	1,271
Industrial property tax expense (1)	1,920	1,950
Industrial NOI	22,391	20,812

Office
Total Office revenues	—	4,673
Less:
Office property operating expense (1)	—	241
Office property tax expense (1)	—	103
Office NOI	—	4,329

Total NOI	$22,391	$25,141

Unallocated amounts:
Depreciation and amortization (2)	(13,360)	(13,711)
Real estate impairment provision (2)	—	(15,036)
General and administrative expenses (3)	(9,192)	(8,553)
Interest expense	(7,697)	(14,306)
Other income, net	771	1,126
Loss from disposition of assets	(38)	(479)
Corporate operating expenses to related parties	(144)	(141)
Transaction expenses	(12,072)	(190)
Net income (loss) from discontinued operations	564	(27,252)
Net loss	$(18,777)	$(53,401)
(1)The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2)Asset value information by segment are not reported because the CODM does not use these measures to assess performance or make decisions to allocate resources; therefore, depreciation and amortization expense and asset impairment are not allocated among segments. Refer to sections below, for allocation of real estate assets and goodwill presented for each segment.
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

PEAKSTONE REALTY TRUST
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2026
(Unaudited; dollars in thousands unless otherwise noted and excluding per share amount)
A reconciliation of net income (loss) to NOI for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Reconciliation of Net Income (Loss) to Total NOI
Net income (loss)	$(18,777)	$(53,401)
General and administrative expenses	9,192	8,553
Corporate operating expenses to related parties	144	141
Real estate impairment provision	—	15,036
Depreciation and amortization	13,360	13,711
Interest expense	7,697	14,306
Other income, net	(771)	(1,126)
Gain from disposition of assets	38	479
Transaction expenses	12,072	190
Net (income) loss from discontinued operations	(564)	27,252
Total NOI	$22,391	$25,141

The following table presents the Company’s goodwill by segment as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Goodwill
Industrial	$68,373	$68,373
Total Goodwill	$68,373	$68,373

The following table presents the Company’s total real estate assets, net, by segment as of March 31, 2026 and December 31, 2025:

	As of March 31,	As of December 31,
	2026	2025
Industrial Real Estate, net
Total real estate	$1,319,972	$1,306,021
Accumulated depreciation and amortization	(224,194)	(211,099)
Industrial real estate, net	1,095,778	1,094,922

Total Real Estate, net	$1,095,778	$1,094,922
14.    Declaration of Dividends
Pursuant to the terms of the Merger Agreement, Peakstone has agreed to suspend payment of its regular quarterly dividend, effective immediately, until the earlier of the closing or the termination of the Merger Agreement.
15.    Subsequent Events
At a special meeting of shareholders held on April 29, 2026, the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereby. The Mergers are expected to close on or about May 6, 2026, subject to the satisfaction or waiver of all remaining closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following “Management’s Discussion and Analysis of Financial Condition and Results of Operations” should be read in conjunction with the Company’s consolidated financial statements and the notes thereto contained in Part I of this Quarterly Report on Form 10-Q, as well as Management’s Discussion and Analysis of Financial Condition and Results of Operations, Consolidated Financial Statements, and the notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Overview
Peakstone Realty Trust (NYSE: PKST) is an industrial real estate investment trust (“REIT”), with a strategic focus on growth in the industrial outdoor storage (“IOS”) sector. The Company’s fiscal year-end is December 31.
PKST OP, L.P., our operating partnership (the “Operating Partnership”), owns, directly and indirectly all of the Company’s assets. As of March 31, 2026, the Company owned, directly and indirectly through a wholly-owned subsidiary, approximately 93.2% of the outstanding common units of limited partnership interest in the Operating Partnership (“OP Units”).
As of March 31, 2026, our portfolio consisted of 77 industrial properties within one reportable segment (the “Industrial” segment). The portfolio included 61 IOS properties and 16 Traditional Industrial properties. IOS properties have a low building-to-land ratio, or low coverage, maximizing yard space for the display, movement and storage of materials and equipment. “Traditional Industrial” properties include distribution, warehouse, and light manufacturing facilities. Of the 77 properties in our portfolio, 73 were operating properties and four were designated for redevelopment or repositioning.
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
The Mergers and the other transactions contemplated by the Merger Agreement were unanimously approved and declared advisable by the Board of Trustees (the “Board”) of the Company. At a special meeting of shareholders held on April 29, 2026, the Company’s shareholders approved the Merger Agreement and the transactions contemplated thereby.
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
The Merger Agreement contains customary termination rights, including the right of either party to terminate the Merger Agreement if the Mergers have not been completed by 11:59 p.m. (New York City time) on August 2, 2026.
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
By State:
The percentage of ABR by state for the Company’s Industrial segment as of March 31, 2026 is presented as follows (dollars in thousands):

State	ABR (unaudited)	Number of Properties	Percentage of ABR
Florida	$12,553	12	15.8%
Georgia	12,541	14	15.8
Illinois	9,620	4	12.1
Ohio	8,136	3	10.2
California	7,789	1	9.8
Pennsylvania	5,326	6	6.7
Texas	4,162	9	5.2
Virginia	4,042	5	5.1
South Carolina	2,618	5	3.3
New Jersey	2,570	6	3.2
Subtotal	$69,357	65	87.2%
All Others (1)	10,079	12	12.8
Total	$79,436	77	100.0%
(1)     “All Others” account for less than 2.5% of ABR on an individual basis.
By Industry:
The percentage of ABR by industry for the Company’s Industrial segment as of March 31, 2026 is presented as follows (dollars in thousands):

Industry (1)	ABR (unaudited)	Number of Lessees	Percentage of ABR
Capital Goods	$26,135	29	32.9%
Consumer Discretionary Distribution & Retail	20,951	5	26.4
Consumer Durables & Apparel	8,001	2	10.1
Transportation	7,673	14	9.7
Food, Beverage & Tobacco	5,456	2	6.9
Commercial & Professional Services	4,130	6	5.2
Materials	3,486	2	4.4
Automobiles & Components	2,858	2	3.6
Real Estate Management & Development	746	1	0.8
Total	$79,436	63	100.0%
(1)     Industry classification based on the Global Industry Classification Standard.

Top Ten Tenants:
No lessee or combinations of lessees at any property generated more than 12.8% of our total ABR as of March 31, 2026. The top 10 tenants by ABR for the Company’s Industrial segment as of March 31, 2026 is presented as follows (dollars in thousands):

Tenant	ABR (unaudited)	Percentage of ABR
Amazon	$10,147	12.8%
RH	7,789	9.8
3M	5,202	6.5
Samsonite	4,666	5.9
PepsiCo	3,436	4.3
Shaw Industries	3,335	4.2
Huntington Ingalls	2,721	3.4
United Rentals	2,305	2.9
Maxim Crane	2,084	2.6
Pepsi Bottling Ventures	2,020	2.5
Subtotal	$43,705	54.9%
All Others (1)	35,731	45.1
Total	$79,436	100.0%
(1)     “All Others” account for less than 2.4% of ABR on an individual basis.

Lease Expirations:
The tables below provide a summary of our upcoming lease expirations, excluding unexercised renewal options and early termination rights.
As of March 31, 2026, our lease expirations by ABR are presented as follows (dollars in thousands):

Year of Lease Expiration (1)	ABR (unaudited)	Percentage of Annualized Base Rent
2026	$1,234	1.6%
2027	4,704	5.9
2028	12,712	16.0
2029	9,341	11.8
2030	14,454	18.2
2031	13,046	16.4
2032	4,292	5.4
2033	7,336	9.2
2034	3,383	4.3
2035	1,302	1.6
>2035	7,632	9.6
Total	$79,436	100.0%
(1) Expirations that occur on the last day of the year are shown as expiring in the subsequent year.

As of March 31, 2026, the Company’s portfolio includes both IOS assets, which are leased on a usable-acre basis, and traditional industrial assets, which are leased on a square-footage basis. The tables below present lease expirations for each category.
IOS Lease Expirations (Usable Acre Basis)

Year of Lease Expiration (1)	ABR (unaudited, in thousands)	Percentage of Annualized Base Rent	Number of Leases	Approx. Usable Acres	ABR (per usable acre) (2)	Annualized Net Effective Base Rent (per usable acre) (3)
2026	$1,234	3.7%	3	17	$72,588	$59,588
2027	4,704	14.3	13	57	82,526	84,105
2028	4,736	14.4	9	89	53,213	53,573
2029	3,079	9.3	7	46	66,935	68,478
2030	6,665	20.2	11	75	88,867	93,093
2031	4,171	12.6	7	71	58,746	62,549
2032	2,272	6.9	4	23	98,783	123,783
2033	1,250	3.8	2	20	62,500	68,750
2034	3,383	10.3	2	54	62,648	76,611
2035	1,302	3.9	3	14	93,000	107,571
>2035	198	0.6	1	3	66,000	101,667
Vacant	—	—	—	7	—	—
Redevelopment properties(4)	—	—	—	38	—	—
Total / Weighted Average	$32,994	100.0%	62	514	$73,403	$79,828
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
(4)Represents unleased space at redevelopment properties.

Traditional Industrial Lease Expirations (Square Foot Basis)

Year of Lease Expiration (1)	ABR (unaudited in thousands)	Percentage of ABR	Number of Leases	Approx. Square Feet	ABR (per square foot)(2)	Annualized Net Effective Base Rent (per square foot) (3)
2026	$—	—%	—	—	$—	$—
2027	—	—	—	—	—	—
2028	7,976	17.2	4	1,290,100	6.18	5.71
2029	6,262	13.5	2	1,129,700	5.54	5.57
2030	7,789	16.8	1	1,501,400	5.19	4.91
2031	8,875	19.1	2	1,039,200	8.54	8.42
2032	2,020	4.3	1	526,300	3.84	3.87
2033	6,086	13.1	3	1,340,400	4.54	4.53
2034	—	—	—	—	—	—
2035	—	—	—	—	—	—
>2035	7,434	16.0	3	1,413,200	5.26	4.83
Vacant	—	—	—	—	—	—
Total / Weighted Average	$46,442	100.0%	16	8,240,300	$5.92	$5.71
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

Leasing Information
As of March 31, 2026, we estimate that the current average market rental rates for leases for the operating properties in our Industrial segment, that are scheduled to expire within the next four years are approximately 25% to 30% greater than the weighted average in-place cash rental rates.
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

The following tables set forth certain information regarding our leasing activity during the three months ended March 31, 2026 for our IOS leases based on usable acres and traditional industrial leases based on square footage. For each lease, the Company presents (i) “GAAP Rent Change”, which is calculated as the percentage change between GAAP rents for new/renewal leases and the expiring GAAP rents of comparable leases for the same space and (ii) “Cash Rent Change”, which is calculated as the percentage change between cash rents for new/renewal leases and the expiring cash rents of comparable leases for the same space, excluding any rent abatements. We do not calculate GAAP Rent Change and Cash Rent Change for lease comparisons if either lease involved has any of the following characteristics, as we believe such leases do not provide a reliable basis for comparison: (i) the lease is for space that has never been leased under our ownership, (ii) the lease is for space that has been redeveloped or repositioned, (iii) the lease has a structure that is not comparable to the other lease or (iv) the lease term is less than 12 months.

IOS Leases Executed (Usable Acre Basis):

	Number of Leases	Usable Acres	Weighted Average Lease Term (in years)	Leasing Commissions (per usable acre)	Tenant Improvements (per usable acre)	GAAP Rent Change (1)	Cash Rent Change (1)
New Leases	1	5.3	5.3	$28,747	$—	N/A	N/A	(2)
Renewal Leases	3	18.5	6.6	$—	$—	—%	3.5%
Total / Weighted Average	4	23.8	6.4	$6,413	$—	—%	3.5%
(1)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
(2)Excluded from GAAP Rent Change and Cash Rent Change because the lease is for space that had not been leased under our ownership.
IOS Leases Commenced (Usable Acre Basis):

	Number of Leases	Usable Acres	Weighted Average Lease Term (in years)	Leasing Commissions (per usable acre)	Tenant Improvements (per usable acre)	GAAP Rent Change (1)	Cash Rent Change (1)
New Leases	1	3.1	11.3	$46,678	$6,209	32.0%	4.2%
Renewal Leases	3	18.5	6.6	$—	$—	—%	3.5%
Total / Weighted Average	4	21.6	6.8	$6,637	$883	4.4%	3.6%

(1)Reported as a weighted average based on the usable acreage of the leases included in the calculation.
Traditional Industrial Leases Executed & Commenced (Square Foot Basis):

	Number of Leases	Approx. Square Feet	Weighted Average Lease Term (in years)	Leasing Commissions (per square foot)	Tenant Improvements (per square foot)	GAAP Rent Change (1)	Cash Rent Change (1)
Renewal Leases	1	978,100	10.0	$1.63	$1.50	8.6%	—%
Total / Weighted Average	1	978,100	10.0	$1.63	$1.50	8.6%	—%
(1)Reported as a weighted average based on the square footage of the leases included in the calculation.
Results of Operations
Overview
Our business strategy is to operate, enhance, and grow our industrial portfolio, with a strategic emphasis on industrial outdoor storage (“IOS”) assets. We focus on disciplined capital allocation and financial flexibility.
Business Environment
Real estate investors continue to closely monitor current market conditions, which are shaped by a mix of economic factors, geopolitical tensions and related volatility in energy markets, and evolving monetary and trade policies, including tariffs. Despite ongoing uncertainty, general market sentiment seems to be cautiously optimistic.
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
Industrial Segment
As of March 31, 2026, the Company’s portfolio consisted of 77 properties within one reportable Industrial segment. The portfolio included 61 IOS properties and 16 Traditional Industrial properties. Of the 77 properties in our portfolio, 73 were operating properties and four were designated for redevelopment or repositioning.
Office Segment Disposal in 2025
As of December 31, 2025, the Company completed the disposition of all Office segment properties, including the Office Discontinued Operations Properties. Therefore, as of December 31, 2025, the Office segment was eliminated. The Company presented the results of the Office segment through the year ended December 31, 2025, reflecting the Company’s ownership of the Office segment properties during that period. The results of the Office Discontinued Operations Properties have been separately reported within "Net income from discontinued operations" for the three months ended March 31, 2026, and 2025 on the consolidated statement of operations. As such, the Office Discontinued Operations Properties are excluded from NOI metrics (refer to sections below).

Reconciliation of Net (Loss) Income to Same Store NOI
Our Same Store portfolio includes properties that were held in-service for a full period for both comparative periods presented and excludes properties designated for redevelopment or repositioning. The following table reconciles net loss to Same Store NOI for the three months ended March 31, 2026 and March 31, 2025 (dollars in thousands). Refer to the NOI and Cash NOI sections for further details:

	Three Months Ended March 31,
	2026	2025
Reconciliation of Net Loss to Same Store NOI
Net loss	$(18,777)	$(53,401)
General and administrative expenses	9,192	8,553
Corporate operating expenses to related parties	144	141
Real estate impairment provision	—	15,036
Depreciation and amortization	13,360	13,711
Interest expense	7,697	14,306
Other income, net	(771)	(1,126)
Loss from disposition of assets	38	479
Transaction expenses	12,072	190
Net (income) loss from discontinued operations	(564)	27,252
Total NOI	$22,391	$25,141
Same Store Adjustments:
Adjustment for acquired properties	(1,791)	—
Adjustment for disposed properties	—	(5,702)
Adjustment for redevelopment properties	(690)	(614)
Corporate related adjustment	6	2
Total Same Store NOI	$19,916	$18,827
Same Store Analysis
For the three months ended March 31, 2026, our Same Store portfolio was comprised of 61 Industrial segment properties, including 16 Traditional Industrial properties and 45 IOS properties, encompassing approximately 8.2 million square feet and 358 usable acres, respectively.
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025
The following table provides a comparative summary of the results of operations for our Same Store portfolio for the three months ended March 31, 2026 and March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	Percentage Change
Industrial Same Store NOI
Total Industrial revenues	$22,878	$21,771	$1,107	5%
Total Industrial operating expenses	(2,962)	(2,944)	(18)	1%
Industrial Same Store NOI	$19,916	$18,827	$1,089	6%
Industrial Same Store NOI
For this comparison period, Industrial Same Store NOI increased by $1.1 million primarily due to leasing activity in 2025 and 2026.

Portfolio Analysis
Comparison of the Three Months Ended March 31, 2026 to the Three Months Ended March 31, 2025.
Net Loss
For the three months ended March 31, 2026, the Company recorded a net loss of $18.8 million compared to a net loss of $53.4 million for the three months ended March 31, 2025. The reasons for the change are discussed below.
The following table reconciles net loss to NOI for the three months ended March 31, 2026 and three months ended March 31, 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025	Change	Percentage Change
Reconciliation of Net Loss to Total NOI
Net loss	$(18,777)	$(53,401)	$34,624	65%
General and administrative expenses	9,192	8,553	639	7%
Corporate operating expenses to related parties	144	141	3	2%
Real estate impairment provision	—	15,036	(15,036)	(100)%
Depreciation and amortization	13,360	13,711	(351)	(3)%
Interest expense	7,697	14,306	(6,609)	(46)%
Other income, net	(771)	(1,126)	355	(32)%
Loss from disposition of assets	38	479	(441)	(92)%
Transaction expenses	12,072	190	11,882	6254%
Net (income) loss from discontinued operations	(564)	27,252	(27,816)	(102)%
Total NOI	$22,391	$25,141	$(2,750)	(11)%
The following table provides further detail regarding segment NOI:

	Three Months Ended March 31,
	2026	2025	Change	Percentage Change
Industrial NOI
Industrial revenues	$25,664	$24,033	$1,631	7%
Industrial operating expenses	(3,273)	(3,221)	(52)	(2)%
Industrial NOI	22,391	20,812	1,579	8%

Office NOI
Office revenues	—	4,673	(4,673)	(100)%
Office operating expenses	—	(344)	344	(100)%
Office NOI	—	4,329	(4,329)	(100)%

Total NOI	$22,391	$25,141	$(2,750)	(11)%
NOI
Total NOI decreased by $2.8 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Industrial NOI increased $1.6 million primarily due to acquisitions of IOS properties and leasing activity in 2026 and throughout 2025.
Office NOI decreased $4.3 million primarily due to property dispositions in 2025 that resulted in the elimination of the Office segment as of December 31, 2025.

General and Administrative Expense
General and administrative expense increased $0.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025, primarily due to expenses related to the Retention Plan in 2026.
Corporate Operating Expenses to Related Parties
Corporate operating expenses to related parties remained materially consistent for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Real Estate Impairment
Real estate impairment decreased approximately $15.0 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to real estate impairments from continuing operations in 2025 related to dispositions and no real estate impairments in 2026.
Depreciation and Amortization
Depreciation and amortization decreased by approximately $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to property dispositions and impairments in the 2025, partially offset by the acquisition of IOS properties in 2026 and 2025.
Interest Expense
Interest expense decreased approximately $6.6 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to the Company’s debt paydowns and payoffs in 2025, partially offset by interest swap terminations.
Other Income, Net
The decrease in other income, net of $0.4 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to a decrease in interest income earned from lower cash balances in money market accounts.
Loss From Disposition of Assets
The $0.4 million decrease in loss on the disposition of assets for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 is primarily due to certain post-close prorations and adjustments related to the sale of assets from continuing operations in 2025, which were finalized in the current period.
Transaction Expenses
Transaction Expenses increased by $11.9 million for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 primarily due to increased costs incurred in connection with the Mergers during the current period.
Net Income (Loss) from Discontinued Operations
The Company recognized income from discontinued operations of $0.6 million for the three months ended March 31, 2026 as compared to a loss from discontinued operations of $27.3 million for the three months ended March 31, 2025. The change is primarily due to the real estate impairments recognized in connection with the Office Discontinued Operations Properties in 2025. Refer to Note 2, Basis of Presentation and Summary of Significant Accounting Policies, for further information.

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
There have been no significant changes to the critical accounting policies and estimates during the period covered by this report. For a summary of certain of our critical accounting policies and estimates, refer to our filed Annual Report on Form 10-K for the year ended December 31, 2025 and Note 2, Basis of Presentation and Summary of Significant Accounting Policies to the consolidated financial statements under Item 1 of this report on Form 10-Q.

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

Our calculation of FFO, Core FFO, and AFFO is presented in the following table for the three months ended March 31, 2026 and 2025 (dollars in thousands, except per share amounts):

	Three Months Ended March 31,
Reconciliation of Net Loss to FFO, Core FFO, and AFFO (1):	2026	2025
Net loss	$(18,777)	$(53,401)
FFO Adjustments:
Depreciation of building and improvements	8,660	17,147
Amortization of leasing costs and intangibles	4,700	8,387
Real estate impairment provision	—	51,957
Net (gain) loss from disposition of assets	(580)	479
FFO	(5,997)	24,569
FFO attributable to common shareholders and noncontrolling interests (2)	(5,997)	24,569

Core FFO Adjustments:
Unrealized loss on investments	98	23
Employee separation expense	—	32
Transaction expenses	12,072	190
Lease termination adjustments	(5)	(375)
Other activities adjustment	945	178
Core FFO attributable to common shareholders and noncontrolling interests (2)	7,113	24,617

AFFO Adjustments:
Straight-line rent adjustment	(689)	(1,150)
Amortization of share-based compensation	1,484	1,452
Deferred rent - ground lease	5	423
Amortization of above/(below) market rent, net	(2,452)	(1,862)
Amortization of debt premium/(discount), net	(52)	(144)
Amortization of ground leasehold interests	—	(96)
Amortization of below tax benefits	—	368
Amortization of deferred financing costs	1,159	1,212
AFFO attributable to common shareholders and noncontrolling interests (2)	$6,568	$24,820

FFO per share/unit, basic and diluted	$(0.15)	$0.62
Core FFO per share/unit, basic and diluted	$0.18	$0.62
AFFO per share/unit, basic and diluted	$0.16	$0.62

Weighted-average common shares outstanding - basic and diluted shares	37,181,781	36,726,154
Weighted-average OP Units outstanding (2)	2,729,905	2,989,355
Weighted-average common shares and OP Units outstanding - basic and diluted FFO/Core FFO/AFFO	39,911,686	39,715,509
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
Our calculation of each of NOI and Cash NOI is presented in the following tables for three months ended March 31, 2026 and 2025 (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Reconciliation of Net Loss to Total NOI
Net loss	$(18,777)	$(53,401)
General and administrative expenses	9,192	8,553
Corporate operating expenses to related parties	144	141
Real estate impairment provision	—	15,036
Depreciation and amortization	13,360	13,711
Interest expense	7,697	14,306
Other income, net	(771)	(1,126)
Loss from disposition of assets	38	479
Transaction expenses	12,072	190
Net (income) loss from discontinued operations	(564)	27,252
Total NOI	$22,391	$25,141

	Three Months Ended March 31,
	2026	2025
Cash NOI Adjustments
Industrial Segment:
Industrial NOI	$22,391	$20,812
Straight-line rent	(689)	(951)
Amortization of acquired lease intangibles	(2,452)	(1,715)
Deferred termination income	(5)	277
Other deferred adjustments	5	2
Industrial Cash NOI	19,250	18,425

Office Segment:
Office NOI	—	4,329
Straight-line rent	—	82
Amortization of acquired lease intangibles	—	(9)
Deferred termination income	—	(652)
Office Cash NOI	—	3,750

Total Cash NOI	$19,250	$22,175

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
Sources of Liquidity
Cash Resources
As of March 31, 2026, we had approximately $109.7 million of cash and cash equivalents on hand. Our principal source of liquidity is cash flow generated from our properties, which we expect to be adequate to fund our liquidity needs. However, a number of factors could have an adverse impact, including decreases in occupancy levels and rental rates, the ability and willingness of our tenants to pay rent, the timing and success of our investment activities, the impact of our disposition activities, and general financial and economic conditions.

Credit Facility
As of March 31, 2026, pursuant to the Second Amended and Restated Credit Agreement with KeyBank National Association, as administrative agent, and a syndicate of lenders, the Operating Partnership, as the borrower, has been provided with a $832.0 million credit facility (with the right to elect to increase total commitments to $1.3 billion) consisting of (i) a $547.0 million senior unsecured revolving credit facility (the “Revolving Credit Facility”), under which the Operating Partnership had no amounts drawn (the “Revolving Loan”), (ii) a $110.0 million senior unsecured term loan maturing in July 2028 (the “2028 Term Loan I”), and (iii) a $175.0 million senior unsecured term loan maturing in October 2028, assuming the one-year extension option is exercised (the “2028 Term Loan II” and together with the Revolving Loan and the 2028 Term Loan I, the “KeyBank Loans”). The Second Amended and Restated Credit Agreement also provides the option, subject to obtaining additional commitments from lenders and certain other customary conditions, to increase the commitments under the Revolving Credit Facility, to increase the existing term loans and/or incur new term loans by up to an additional $468.0 million in the aggregate. As of March 31, 2026, the available undrawn capacity under the Revolving Credit Facility was $248.3 million.
ATM Program
In August 2023, we entered into an at-the-market equity offering (the “ATM”) pursuant to which we may sell common shares up to an aggregate purchase price of $200.0 million. We may sell such shares in amounts and at times to be determined by us from time to time, but we have no obligation to sell any of the shares. Actual sales, if any, will depend on a variety of factors to be determined by us from time to time, including, among other things, market conditions, the trading price of our common shares, capital needs, and our determinations of the appropriate sources of funding. As of March 31, 2026, we have not sold any shares under the ATM program.
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

Uses of Liquidity
As of March 31, 2026, we expect our significant short-term and long-term liquidity requirements will include:
•making scheduled principal and interest payments on our outstanding debt obligations (see “Debt and Lease Obligations” section below);
•making scheduled payments on our corporate office lease obligations (see “Debt and Lease Obligations” section below);
•funding contractual commitments, including operating expenses and capital expenses (as of March 31, 2026, the aggregate remaining contractual capital expenses commitment was approximately $3.7 million); and
•funding future property acquisitions.
Debt and Corporate Office Lease Obligations
The following amounts represent our debt and corporate office lease obligations as of March 31, 2026 (dollars in thousands):

Debt and Lease Obligations	Total Payments	Remaining 2026	2027	2028	2029	2030	Thereafter
Outstanding debt obligations (1)	$485,936	$—	$—	$375,610	$60,722	$—	$49,604
Interest on outstanding debt obligations (2)	79,705	19,167	25,675	21,976	6,507	2,718	3,662
Corporate office lease obligations	7,329	416	631	648	877	902	3,855
Total debt and lease obligations	$572,970	$19,583	$26,306	$398,234	$68,106	$3,620	$57,121
(1)Amounts reflect principal payments.
(2)Projected interest payments are based on the outstanding principal amounts at March 31, 2026. Projected interest payments on our unsecured debt are based on the Contractual Interest Rates (refer to “Outstanding Indebtedness” section below) in effect at March 31, 2026.
Dividends and Distributions
Pursuant to the terms of the Merger Agreement, Peakstone has agreed to suspend payment of its regular quarterly dividend, effective immediately, until the earlier of the closing or the termination of the Merger Agreement.
Additionally, to qualify as a REIT, we must meet a number of organizational and operational requirements on a continuing basis, including the requirement that we annually distribute at least 90% of our REIT taxable income, determined without regard to the dividends and distributions paid deduction and excluding net capital gain, to our shareholders and holders of OP Units. As a result of this requirement, we cannot rely on retained earnings to fund our business needs to the same extent as other entities that are not REITs. If we do not have sufficient funds available to us from our operations to fund our business needs, we will need to find alternative ways to fund those needs. As of March 31, 2026, the Company believes it has satisfied the REIT requirements and distributed all of its taxable income, as applicable.

Outstanding Indebtedness
As of March 31, 2026 and December 31, 2025, the Company’s consolidated debt consisted of the following (dollars in thousands):

	Carrying Value
	March 31, 2026	December 31, 2025	Contractual Interest Rate	Effective Interest Rate (1)	Loan Maturity (2)
Secured Debt
BOA II Loan(3)	$90,610	$90,610	4.32%	4.37%	May 2028
Georgia Mortgage Loan(4)	37,722	37,722	5.31%	5.31%	November 2029
Illinois Mortgage Loan(5)	23,000	23,000	6.51%	6.60%	November 2029
Florida Mortgage Loan(6)	49,604	49,604	5.48%	5.48%	May 2032
Total Secured Debt	200,936	200,936		5.08%
Unsecured Debt(7)
Revolving Loan(8)	—	—	SOF Rate + 1.65%	—%	July 2028
2028 Term Loan I	110,000	110,000	SOF Rate + 1.60%	5.36%	July 2028
2028 Term Loan II	175,000	175,000	SOF Rate + 1.60%	5.36%	October 2028 (9)
Total Unsecured Debt	285,000	285,000		5.36%
Total Debt	485,936	485,936		5.24%
Unamortized Deferred Financing Costs, Premiums, and Discounts, net	(10,823)	(11,930)
Total Debt, net	$475,113	$474,006
(1)The Effective Interest Rate is calculated on a weighted average basis, using the Actual/360 interest method (where applicable), and is inclusive of the Company's floating to fixed interest rate swaps maturing on July 1, 2029 and have the effect of converting the applicable Secured Overnight Financing Rate (SOFR) to a weighted average fixed rate of 3.58%. The Effective Interest Rate is calculated based on the face value of debt outstanding (i.e., excludes debt premium/discount and debt financing costs). When adjusting for the effect of amortization of discounts/premiums and deferred financing costs, and excluding the impact of interest rate swaps, the Company’s weighted average effective interest rate was 5.48%.
(2)Reflects the loan maturity dates as of March 31, 2026.
(3)The BOA II Loan has a fixed-rate of interest and is secured by two properties located in Chicago, Illinois and Columbus, Ohio.
(4)The Georgia Mortgage Loan has a fixed-rate of interest and is secured by a property in Savannah, Georgia.
(5)The Illinois Mortgage Loan has a fixed-rate of interest and is secured by a property in Chicago, Illinois.
(6)The Florida Mortgage Loan has a fixed-rate of interest and is secured by a property in Jacksonville, Florida.
(7)The Contractual Interest Rate for the Company’s unsecured debt uses the applicable SOFR. As of March 31, 2026, the applicable rates were 3.63% (SOFR, as calculated per the credit facility), plus spreads of 1.60% (2028 Term Loan I), 1.60% (2028 Term Loan II), and 1.65% (Revolving Loan) and a 0.1% index.
(8)The Revolving Loan was paid down to zero in December 2025.
(9)The 2028 Term Loan II has a contractual maturity of October 31, 2027. We have a one-year option to extend the maturity date to October 31, 2028, subject to certain conditions.
Debt Covenant Compliance
Pursuant to the terms of the Company’s secured debt and the KeyBank Loans, the Operating Partnership, in consolidation with the Company, is subject to certain loan compliance covenants. There have been no significant changes in the Company’s debt covenants from what was disclosed in the Company’s most recent Annual Report on Form 10-K. The Company was in compliance with all of its debt covenants as of March 31, 2026.

Summary of Cash Flows
Comparison of cash flow activity as of March 31, 2026 and March 31, 2025 is as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Net cash (used in) provided by operating activities	$(9,749)	$20,216	$(29,965)
Net cash (used in) provided by investing activities	$(13,952)	$46,888	$(60,840)
Net cash used in financing activities	$(6,439)	$(9,324)	$2,885
Cash and cash equivalents and restricted cash were $116.3 million and $212.0 million as of March 31, 2026 and March 31, 2025 respectively.
Operating Activities. Cash flows provided by operating activities are primarily dependent on the occupancy level, the rental rates of our leases, the collectability of rent and recovery of operating expenses from our tenants, and the timing and success of our investing activities. During the three months ended March 31, 2026, we used $9.7 million in cash in operating activities compared to $20.2 million of cash provided by operating activities for the three months ended March 31, 2025. The decrease in cash from operating activities was primarily attributable to operating cash used for transaction expenses associated with the Mergers and a reduction in operating cash flows from the sales of our Office segment properties in 2025.
Investing Activities. Cash provided by investing activities for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Sources of cash provided by investing activities:
Proceeds from disposition of properties	$—	$33,004	$(33,004)
Proceeds from repayment of note receivable	—	15,000	(15,000)
Total sources of cash provided by investing activities	—	48,004	(48,004)
Uses of cash for investing activities:
Acquisition of properties, net	(12,945)	—	(12,945)
Payments for construction in progress	(1,832)	(225)	(1,607)
Total uses of cash used in investing activities	(14,777)	(225)	(14,552)
Net cash (used in) provided by investing activities - continuing operations	(14,777)	47,779	(62,556)
Net cash provided by (used in) investing activities - discontinued operations	825	(891)	1,716
Net cash (used in) provided by investing activities	$(13,952)	$46,888	$(60,840)
Financing Activities. Cash used in financing activities for the three months ended March 31, 2026 and 2025 consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Uses of cash for financing activities:
Payment for debt extinguishment	$(1,063)	$—	$(1,063)
Offering costs	—	(10)	10
Repurchase of common shares to satisfy employee tax withholding requirements	(1,348)	(113)	(1,235)
Distributions to noncontrolling interests	(273)	(672)	399
Dividends to common shareholders	(3,755)	(8,318)	4,563
Financing lease payment	—	(211)	211
Net cash used in financing activities	$(6,439)	$(9,324)	$2,885

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
In this section, market risk generally refers to risks that affect market sensitive instruments, such as changes in interest rates, foreign currency exchange rates, commodity prices, equity prices and other relevant market changes. In this context, the primary market risk to which we believe we may be exposed is interest rate risk, including the risk of changes in the underlying rates on our variable rate debt, which may result from factors that are beyond our control. Our current indebtedness consists of the KeyBank loans and property secured mortgages as described in Note 4, Debt, to our consolidated financial statements included in this Quarterly Report on Form 10-Q. These instruments were not entered into for trading purposes.
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
As of March 31, 2026, the Company’s outstanding debt totaled approximately $485.9 million (excluding unamortized deferred financing costs and discounts/premiums), and was 100% fixed-rate, inclusive of the effects of our Interest Rate Swaps. As such, as of March 31, 2026, there would be no impact to future earnings and cash flows if SOFR were to change.
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
Changes in Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
None.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
During the three months ended March 31, 2026, there were no sales of unregistered securities.
Issuer Purchases of Equity Securities
During the three months ended March 31, 2026, the Company did not repurchase any shares.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
During the three months ended March 31, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” each term as defined in Item 408(a) of Regulation S-K.
ITEM 6. EXHIBITS
The following exhibits are included in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
2.1^
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

3.1	Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on January 20, 2023, SEC File No. 000-55605
3.2	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K, filed on March 10, 2023, SEC File No. 000-55605
3.3	Articles of Amendment to Declaration of Trust, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, filed on April 17, 2023, SEC File No. 001-41686
3.4	Second Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed on March 20, 2023, SEC File No. 000-55605
10.1	Notice of Termination of Sublease, incorporated by reference to Exhibit 10.35 to the Registrant’s Current Report on Form-10K/A, filed on April 10, 2026, SEC File No. 001-41686
31.1*	Certification of Principal Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following Peakstone Realty Trust financial information for the period ended March 31, 2026 formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Operations (unaudited), (iii) Consolidated Statements of Comprehensive (Loss) Income (unaudited), (iv) Consolidated Statements of Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited) and (vi) Notes to Consolidated Financial Statements (unaudited).

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

PEAKSTONE REALTY TRUST (Registrant)
Dated:	May 5, 2026	By:	/s/ Javier F. Bitar
Javier F. Bitar
On behalf of the Registrant and as Chief Financial Officer and Treasurer (Principal Financial Officer)